Form 10-Q
period 2006-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2006-08-14
CIK 1366367

Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
Yadkin Valley Financial Corporation
209 North Bridge Street
Elkin, North Carolina 28621
FDIC Certificate 19861-7
Incorporating State: North Carolina
I.R.S. Employer Identification No. 20-4495993
Telephone: 336-526-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Common shares outstanding as of July 1, 2006, par value $1.00: 10,648,300

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2006	2005*
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$38,137,682	$37,690,917
Federal funds sold	12,517,000	3,460,000
Interest-bearing deposits	1,302,432	14,342,570

Total cash and cash equivalents	51,957,114	55,493,487

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $124,719,258 in 2006 and $115,179,002 in 2005)	122,300,228	113,716,460

LOANS — Less allowance for loan losses of $10,276,785 in 2006 and $9,473,615 in 2005	765,426,104	728,056,390

LOANS HELD FOR SALE	44,900,073	31,426,729

ACCRUED INTEREST RECEIVABLE	5,115,873	4,802,890

PREMISES AND EQUIPMENT, NET	27,460,131	27,373,055

FEDERAL HOME LOAN BANK STOCK, AT COST	4,568,600	4,298,000

INVESTMENT IN BANK-OWNED LIFE INSURANCE	16,890,223	16,598,498

GOODWILL	32,136,183	32,136,183

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $3,043,542 in 2006 and $2,628,683 in 2005)	5,435,966	5,850,825

OTHER ASSETS	4,073,032	4,541,987

TOTAL	$1,080,263,527	$1,024,294,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$160,018,427	$135,911,821
Interest-bearing deposits:
NOW, savings, and money market accounts	229,862,153	251,422,817
Time certificates:
Over $100,000	200,720,070	170,573,819
Other	276,488,489	256,444,131

Total deposits	867,089,139	814,352,588

BORROWED FUNDS	87,274,860	85,989,712

ACCRUED INTEREST PAYABLE	2,627,893	1,815,805

OTHER LIABILITIES	4,129,360	5,813,502

TOTAL LIABILITIES	961,121,252	907,971,607

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 10,648,300 shares in 2006 and 10,680,061 shares in 2005	10,648,300	10,680,061
Surplus	71,776,540	71,993,212
Retained earnings	38,210,082	34,554,032
Accumulated other comprehensive loss	(1,492,647)	(904,408)

Total stockholders’ equity	119,142,275	116,322,897

TOTAL	$1,080,263,527	$1,024,294,504

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$15,433,527	$11,730,691	$29,254,917	$22,571,807
Interest on federal funds sold	39,057	38,883	65,382	46,903
Interest on securities:
Taxable	994,532	767,492	1,853,593	1,549,498
Non-taxable	282,566	256,125	571,859	514,433
Interest-bearing deposits	12,199	22,309	51,599	39,945

Total interest income	16,761,882	12,815,500	31,797,350	24,722,586

INTEREST EXPENSE
Time deposits of $100,000 or more	1,989,878	1,021,477	3,642,223	1,907,112
Other deposits	3,595,299	2,614,926	6,865,008	4,909,740
Borrowed funds	863,282	708,339	1,182,005	1,368,969

Total interest expense	6,448,459	4,344,742	11,689,236	8,185,821

NET INTEREST INCOME	10,313,422	8,470,758	20,108,114	16,536,765

PROVISION FOR LOAN LOSSES	550,000	382,000	1,115,000	764,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,763,422	8,088,758	18,993,114	15,772,765

NONINTEREST INCOME
Service charges on deposit accounts	904,694	920,006	1,801,840	1,736,981
Other service fees	798,430	760,110	1,568,527	1,465,022
Net gain on sales of mortgage loans	1,519,340	1,258,624	2,683,759	2,272,149
Net gain on sales of investment securities	7,000	—	18,724	1,239
Income on investment in bank owned life insurance	146,801	143,914	291,725	287,914
Mortgage banking income	49,027	92,128	127,906	212,894
Other income	64,120	56,317	139,703	183,882

Total noninterest income	3,489,412	3,231,099	6,632,184	6,160,081

NONINTEREST EXPENSE
Salaries and employee benefits	4,559,281	4,221,800	9,124,480	8,317,580
Occupancy and equipment expenses	916,421	769,245	1,870,945	1,549,591
Printing and supplies	131,946	173,398	293,677	342,835
Data processing	93,585	188,464	206,089	360,153
Amortization of core deposit intangible	207,429	217,391	414,859	434,781
Other	1,996,650	1,530,585	3,917,637	3,111,937

Total noninterest expense	7,905,312	7,100,883	15,827,687	14,116,877

INCOME BEFORE INCOME TAXES	5,347,522	4,218,974	9,797,611	7,815,969

INCOME TAXES	1,927,697	1,411,654	3,449,584	2,545,938

NET INCOME	$3,419,824	$2,807,320	$6,348,027	$5,270,031

NET INCOME PER COMMON SHARE:
Basic	$0.32	$0.26	$0.60	$0.49

Diluted	$0.32	$0.26	$0.59	$0.49

CASH DIVIDENDS PER COMMON SHARE	$0.12	$0.11	$0.23	$0.21

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET INCOME	$3,419,824	$2,807,320	$6,348,027	$5,270,031

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	(768,296)	375,877	(937,763)	(1,100,022)

Tax effect	295,794	(144,713)	361,039	423,515

Unrealized holding gains (losses) on securities available for sale, net of tax	(472,502)	231,164	(576,724)	(676,507)

Reclassification adjustment for realized (gains) losses	(7,000)	—	(18,724)	(1,239)

Tax effect	2,695	—	7,209	477

Reclassification adjustment for realized (gains) losses, net of tax	(4,305)	—	(11,515)	(762)

OTHER COMPREHENSIVE (LOSS), NET OF TAX	(476,807)	231,164	(588,239)	(677,269)

COMPREHENSIVE INCOME	$2,943,017	$3,038,484	$5,759,788	$4,592,762

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,348,027	$5,270,031
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	178,543	268,434
Provision for loan losses	1,115,000	764,000
Net gain on sales of mortgage loans held for sale	(2,683,759)	(2,272,149)
Net (gain) loss on sales of available for sale securities	19,305	(1,239)
Increase in income on investment in Bank owned life insurance	(291,725)	(287,914)
Depreciation and amortization	976,249	814,738
Net (gain) loss on sale of premises and equipment	47,860	(283,343)
Amortization of core deposit intangible	414,859	434,781
Originations of mortgage loans held-for-sale	(400,175,144)	(206,466,857)
Proceeds from sales of mortgage loans	389,385,559	200,400,683
Increase (decrease) in accrued interest receivable	(312,983)	62,115
Decrease in other assets	468,956	245,894
Increase in accrued interest payable	812,088	417,742
(Decrease) increase in other liabilities	(1,315,896)	84,021

Net cash provided by (used in) operating activities	(5,013,061)	(549,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(23,048,964)	(12,103,733)
Proceeds from sales of available for sale securities	5,000,860	14,744,248
Proceeds from maturities of available for sale securities	8,310,000	—
Net change in loans	(38,484,714)	(20,357,335)
Purchases of premises and equipment	(1,139,715)	(3,008,830)
Proceeds from redemption of Federal Home Loan Bank stock	985,500	—
Purchases of Federal Home Loan Bank stock	(1,256,100)	(181,300)
Proceeds from sale of premises and equipment	28,531	9,700

Net cash provided by (used in) investing activities	(49,604,602)	(20,897,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	2,545,942	(1,287,147)
Net increase in time certificates	50,190,609	28,958,422
Net increase in borrowed funds	1,285,148	1,010,493
Purchases of common stock	(516,063)	(235,520)
Dividends paid	(2,451,207)	(2,243,996)
Retired fractional shares	—	(1,552)
Payment of stock appreciation rights	—	(26,826)
Proceeds from exercise of stock options	26,861	137,538

Net cash provided by financing activities	51,081,290	26,311,412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,536,373)	4,865,099

CASH AND CASH EQUIVALENTS:
Beginning of period	55,493,487	32,314,157

End of period	$51,957,114	$37,179,256

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Bank and Trust Company and subsidiaries (the “Bank”). On July 1, 2006, Yadkin Valley Bank and Trust Company became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a share exchange. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes filed with the company’s 2005 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2006 do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. The accounting policies followed are set forth in Note 1 to the Company’s 2005 10-K Annual Report to Shareholders on file with the Federal Deposit Insurance Corporation (“FDIC”) which is also an exhibit to the amended 8-K/A (12g-3) filed with the Securities and Exchange Commission.
2. Stock-based Compensation
Effective January 1, 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which was issued in December 2004 and replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
The Company has option plans for directors, selected executive officers and other key employees. The plans provide for the granting of options to purchase shares of the Company’s common stock at a price not less than the fair market value at the time of grant of the option. Option exercise prices are established at market value on the grant date. Vesting schedules are determined by the Compensation Committee of the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

During the three and six months ended June 30, 2006, 2,728 and 3,360 options were vested. At June 30, 2006 there were 10,079 options unvested and 135,560 shares of common stock available for future grants of options. No options have been granted during 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 3.06 percent, expected volatility of 15.46 percent, risk-free interest rate of 3.17 percent, and expected life of 7 years.
The weighted-average fair value of options granted during 2005 was approximately $1.89 at the grant date.
The compensation expense charged against income was $3,767 and $7,535 for the three and six month periods ending June 30, 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. As of June 30, 2006 there was $25,265 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.35 years.
The adoption of SFAS 123(R) did not have a material impact on our consolidated financial position, results of operations or cash flows.
Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of the grant.
Cash received from the options exercised during the three-month and six-month periods ended June 30, 2006 and 2005 were $1,240, $26,821 and $38,544 and $137,538, respectively. All options exercised were employee options, and there were no related tax benefits.
The Comapny recorded compensation expense in 2006 as previously discussed. Had compensation costs for the Company’s stock option plans been determined using the fair value method in 2005, the Company’s pro forma net income would have been as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005

Net Income:
As reported	$2,807,320	$5,270,031
Deduct — total stock based compensation determined under fair value based for all awards	(29,946)	(59,892)

Pro forma — for SFAS No. 123	$2,777,374	$5,210,139

Basic Earnings per share
As reported	$0.26	$0.49
Pro forma — for SFAS No. 123	$0.26	$0.49
Diluted Earnings per share
As reported	$0.26	$0.49
Pro forma — for SFAS No. 123	$0.26	$0.48
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

3. Acquisition of Sidus Financial, LLC
Effective October 1, 2004, the Company acquired Sidus Financial, LLC (“Sidus”), and its wholly owned subsidiaries Sidus Financial Reinsurance, Ltd. (“SFR”) and Sidus Title Services, LLC (“STS”). STS ceased operations in December 2005. Sidus had $24.0 million in tangible assets, including $22.9 million in mortgage loans held for sale, and $3.0 million in tangible equity at the closing date. Pursuant to the agreement, the Company exchanged 0.347 shares of the Company’s common stock and cash of $4.82 for each of Sidus’ 699,395 outstanding ownership units, resulting in 242,732 shares being issued and a gross cash outlay of $3.4 million. According to the agreement, additional consideration was to be given to Sidus unitholders for a portion of the savings realized from the synergies of the business combination and, if applicable, for a portion of earnings in excess of a targeted amount. That additional consideration of $464,052 was paid out in December of 2005. In the fourth quarter of 2006, the Company expects to make a final payment under the agreement of additional consideration. The cumulative total consideration of $7.4 million has resulted in an intangible asset of $4.4 million. The acquisition was accounted for using the purchase method.
The purchase price was allocated to the assets acquired as follows:

Fair Value
Assets:
Cash and cash equivalents	$498,976
Loans, net	22,947,443
Other tangible assets acquired	560,447
Goodwill	4,383,155

Liabilities:
Other liabilities	(21,006,866)

Total net assets acquired/consideration given	$7,383,155

Results of operations of Sidus are included in the Company’s results of operations for the three and six months ended June 30, 2006.
4. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2006, the Company had commitments outstanding of $199.4 million for additional loan amounts and $4.4 million under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At June 30, 2006, Sidus had $178.5 million of commitments outstanding to close first mortgage loans at fixed prices and $174.3 million of commitments outstanding to sell mortgages to agencies and other investors.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

5. Earnings per share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income per share reflects the potential dilution that could occur if the Company’s common stock equivalents, which consist of dilutive stock options, were exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic EPS denominator:

Weighted average number of common shares outstanding	10,650,739	10,688,679	10,660,533	10,682,662

Dilutive effect arising from assumed exercise of stock options	137,081	141,971	140,171	146,783

Diluted EPS denominator	10,787,821	10,830,650	10,800,704	10,829,445

For the first six months of 2006, there were 217,805 options to purchase shares of common stock at a range of $14.97 – $17.10 that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices per share of $14.36. For the second quarter of 2006, there were 218,805 options to purchase shares of common stock at a range of $14.23 – $17.10 that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices per share of $14.21.
6. Stockholders’ Equity
On June 15, 2006 the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share to all shareholders of record on July 7, 2006 payable July 28, 2006. The dividend reduced shareholders’ equity by $1,277,890.
During the three and six month periods ended June 30, 2006, 125 and 3,855 stock options were exercised with net proceeds of $1,240 and $26,821.
During the second quarter 20,562 shares were repurchased at an average per share price of $14.49. Year to date, 35,564 shares have been repurchased at an average price of $14.51 per share. The Company repurchased all 35,564 shares under the 2005 stock repurchase plan approved by shareholders.
7. Business Segment Information
Sidus Financial, LLC was acquired October 1, 2004 as a single member LLC with the Company as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Alabama, Florida, Maryland, Kentucky, West Virginia, Arkansas, Delaware, Mississippi, Louisiana and Tennessee. The following table details the results of operations for the first six months of 2006 and 2005 for the Company and for Sidus.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

June 30, 2006	Bank	Sidus	Other	Total
Interest income (1)	$30,816,097	$1,109,971	$(128,718)	$31,797,350
Interest expense (1)	10,929,906	888,048	(128,718)	11,689,236

Net interest income	19,886,191	221,923	—	20,108,114

Provision for loan losses	1,115,000	—	—	1,115,000

Net interest income after provision for loan losses	18,771,191	221,923	—	18,993,114

Net gain (loss) on sales of investment securities	18,724	—	—	18,724
Other income	3,929,701	2,683,759		6,613,460
Other expense	13,302,959	2,524,728	—	15,827,687

Income before income taxes	9,416,657	380,954		9,797,611

Income taxes (2)	3,302,917	146,667	—	3,449,584

Net Income	$6,113,740	$234,287	$—	$6,348,027

Total Assets (3)	$1,091,976,384	$50,895,026	$(62,607,883)	$1,080,263,527
Net Loans	765,426,104	—	—	765,426,104
Loans held for sale	—	44,900,073	—	44,900,073
Goodwill	32,136,183	4,383,155	(4,383,155)	32,136,183

June 30, 2005	Bank	Sidus	Other	Total
Interest income (1)	$23,795,755	$926,831	$—	$24,722,586
Interest expense (1)	7,722,237	463,584	—	8,185,821

Net interest income	16,073,518	463,247	—	16,536,765

Provision for loan losses	764,000	—	—	764,000

Net interest income after provision for loan losses	15,309,518	463,247	—	15,772,765

Net gain (loss) on sales of investment securities	1,239	—	—	1,239
Other income	3,882,875	2,275,967		6,158,842
Other expense	12,003,495	2,113,382	—	14,116,877

Income before income taxes	7,190,137	625,832	—	7,815,969

Income taxes	2,545,938	—	—	2,545,938

Net Income	$4,644,199	$625,832	$—	$5,270,031

Total Assets (3)	$998,664,053	$54,246,417	$(62,138,248)	$990,772,222
Net Loans	698,284,315	—	—	698,284,315
Loans held for sale	775,625	49,169,269	—	49,944,894
Goodwill	31,672,131	3,919,103	(3,919,103)	31,672,131
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

(1) Note: The Bank allocates interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column.
(2) Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.
(3) Note: Asset eliminations represent the Bank’s Due from Sidus account ($55,000,000 in 2005 and 2006), the Bank’s Investment in Sidus ($3,000,000 in 2005 and 2006), the Bank’s A/R from Sidus ($219,145 in 2005 and $224,728 in 2006), and Sidus’ Goodwill account ($3,919,103 in 2005 and $4,383,155 in 2006).
8. Reclassifications
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders equity, as previously recorded.
9. Subsequent Events
At the annual meeting, the shareholders approved the formation of a holding company, Yadkin Valley Financial Corporation, (“YVFC”) whereby each share of Yadkin Valley Bank was automatically converted to one share of YVFC. YVFC authorized capital consists of 20,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. As of the conversion date, 10,648,300 common shares and no preferred shares were issued and outstanding. This share exchange was effective July 1, 2006.
The Board of Directors of YVFC authorized the repurchase of company stock of up to 100,000 shares effective July 1, 2006.
Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the words or phrases “will likely result,” “should,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company further advises readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Changes in Financial Position
Total assets at June 30, 2006 were $1,080.3 million, an increase of $56.0 million or 5.5% compared to December 31, 2005 of $1,024.3 million. The increase was attributable primarily to increases in loans and cash that were funded by deposits, primarily certificates of deposits and noninterest bearing accounts. The loan portfolio, net of allowance for losses, was $765.4 million at June 30, 2006, compared to $728.1 million at December 31, 2005, an increase of $37.4 million or 5.1%. Gross loans held for investment increased by $38.2 million, and the allowance account increased by approximately $0.8 million. Loan growth was concentrated in the following products: commercial real estate fixed rate loans increased by $17.0 million (13.4%), commercial lines of credit increased by $6.0 million (6.6%), and construction and land development loans increased by $8.7 million (9.9%). The additional investments were purchased using the available cash and liquidity. Budgeted increases in investment securities as a percentage of total assets and improved market yields were factors for purchasing the investment securities. Loans were funded by growth in both certificates of deposit over $100,000 and smaller amounts as the Company promoted one or more special rates throughout the period.
Mortgage loans held for sale increased by $13.5 million as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors.
The securities portfolio increased from $113.7 million at December 31, 2005, to $122.3 million at June 30, 2006, an increase of 7.6%. The increase is attributable to the $23.0 million of investments purchased during the first six months of the year. The portfolio is comprised of U.S. treasury securities (4.8%), securities of federal agencies (40.0%), mortgage-backed securities (29.3%), tax-exempt municipal securities (24.4%), corporate bonds (0.7%), and publicly traded common and preferred stocks (0.8%). At the end of the second quarter 2006, temporary investments including federal funds sold and deposits at the Federal Home Loan Bank decreased by $3.8 million or 22.4% when compared with the balances at December 31, 2005.
Deposits increased $52.7 million or 6.5% comparing June 30, 2006 to December 31, 2005. Overall, noninterest-bearing demand deposits increased $24.1 million or 17.7%; NOW, savings, and money market accounts decreased $21.6 million or 8.6%; COD’s over $100,000 increased $30.1 million or 17.7%; and other COD’s increased $20.0 million or 7.8%. The noninterest-bearing deposit growth of $24.1 million was concentrated in business checking accounts. The decrease of $21.6 million in the NOW, savings, and money market accounts was concentrated in the money market accounts $16.0 million (12.6%) and the NOW accounts $5.9 million (6.9%). The Company’s sufficient liquidity permitted it to lag behind market pricing for money market products while offering one or more special rates on COD’s to attract longer term funding. The Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds increased $1.3 million or 1.5% comparing June 30, 2006 to December 31, 2005. The additional borrowings were invested in loans held for sale.
At June 30, 2006, total shareholders’ equity was $119.1 million or a book value of $11.19 per share compared to $116.3 million or a book value of $10.89 per share at year-end December 31, 2005. The
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

tangible book values per share at June 30, 2006 and December 31, 2005 were $7.66 and $7.33, respectively. At June 30, 2006, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. Year to date, the Company has purchased 35,564 shares of its common stock at a total cost of $516,063. Of the total shares purchased 34,464 shares were cancelled and the remaining 1,100 shares were pending cancellation.
Liquidity, Interest Rate Sensitivity and Market Risk
The Company derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash, investments, and loans held for sale as compared to deposits and short-term borrowings, was 17.09% at June 30, 2006 compared to 16.77% at December 31, 2005. Additional liquidity is provided by $110 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta.
Management continues to assess interest rate risk internally and by utilizing outside sources. Following a period of stable rates, the Company’s balance sheet is asset sensitive, meaning that there will be more assets than liabilities immediately repricing as market rates change. This asset sensitivity causes the net interest margin to improve in a rising rate environment and to deteriorate in a falling rate environment. Following a sustained period of at least a year of either rising rates or falling rates, the following factors have a stabilizing effect on net interest margin: rates on time deposits catching up as they renew, changes in product mix between certificates of deposits and other interest bearing liabilities, variances in the loan to deposit ratio, and a flattening or rising slope of the yield curve.
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in net interest margin. Since year-end, the yield curve slope has flattened resulting in a declining net interest margin for Sidus. Generally, Sidus’ loans held for sale have firm price commitments from investors to minimize price sensitivity to interest rate fluctuations.
The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Results of Operations
Net income for the three-month period ended June 30, 2006 was $3,419,824, compared to $2,807,320 in the comparable period of 2005 an increase of 21.8%. Basic and diluted earnings per common share were $0.32 and $0.26 for the three-month periods ended June 30, 2006 and June 30, 2005, respectively. On an annualized basis, year-to-date results represent a return on average assets of 1.24% in 2006 compared to 1.11% in 2005, and a return on average equity of 10.78% compared to 9.41%, respectively. Quarterly results also showed improvement as the returns on average assets for the second quarters of 2006 and 2005 were 1.30% and 1.16%, respectively, and returns on average equity were 11.49% and 9.87% for the same periods.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. For the six-month periods ended June 30, 2006 and 2005, the returns on average tangible equity were 15.82% and 14.16%, respectively. Quarterly results also improved as return on average tangible equity was 16.79% for the quarter ended June 30, 2006, as compared to 14.82% for the quarter ended June 30, 2005.
Net income for the six-month period ended June 30, 2006 was $6,348,027, compared to $5,270,031 in the prior year, an increase of 20.5%. Basic earnings per common share were $0.60 and $0.49, while diluted earnings per common share were $0.59 and $0.49 for the six-month periods ended June 30, 2006 and 2005, respectively.
Net Interest Income
Net interest income, the largest contributor to earnings, was $10.3 million in the second quarter of 2006, compared with $8.5 million in the same period of 2005, an increase of 21.8%. Net interest income for the first six months of 2006 was $20.1 million, an increase of $3.6 million over the same period last year. These quarterly and year-to-date increases are attributable to loan growth and to consistent interest rate increases since the second quarter of 2004. The Company has repriced its interest rate assets and liabilities higher as compared to June 30, 2005. The Company’s asset sensitivity to rate changes resulted in an increase in net interest margin from 4.02% for the six months ended June 30, 2005 to 4.50% for the same period in 2006. The tax equivalent yield on earning assets, in these comparable periods, increased from 5.98% at June 30, 2005 to 7.07% at June 30, 2006, as the prime rate increased 200 basis points from June 30, 2005 to June 30, 2006. During the last three months, the Company’s net interest margin has stabilized as additional prime rate increases have been offset by the following factors: higher repricing of time deposits which have lagged behind the prime rate increases, changes in product mix from money market to time deposits, a decrease in the loan to deposit ratio, and a yield curve flattening.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)

	June 30, 2006			June 30, 2005
(Unaudited)	Average		Yield/	Average		Yield/
Six Months Ended:	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$2,874	$65	4.56%	$3,589	$47	2.64%
Interest bearing deposits	2,399	51	4.29%	3,239	40	2.49%
Investment securities (1,2)	123,129	2,680	4.39%	110,734	2,290	4.17%
Total loans (2)	787,340	29,312	7.51%	724,363	22,572	6.23%

Total average earning assets (1)	915,742	32,108	7.07%	841,925	24,949	5.98%

Noninterest earning assets	114,344			118,030

Total average assets	$1,030,086			$959,955

INTEREST BEARING LIABILITIES
NOW and money market	$197,869	$1,815	1.85%	$214,006	$1,503	1.42%
Savings	40,294	200	1.00%	44,254	241	1.10%
Time certificates	441,535	8,492	3.88%	351,982	5,072	2.91%

Total interest bearing deposits	679,698	10,507	3.12%	610,242	6,816	2.25%
Repurchase agreements sold	30,091	421	2.82%	32,105	231	1.45%
Borrowed funds	51,778	762	2.97%	72,561	1,138	3.16%

Total interest bearing liabilities	761,567	11,690	3.10%	714,908	8,185	2.31%

Noninterest bearing deposits	143,731			121,303
Stockholders’ equity	118,748			112,956
Other liabilities	6,040			10,788

Total average liabilities and stockholders’ equity	$1,030,086			$959,955

NET INTEREST INCOME/ YIELD (3,4)		$20,418	4.50%		$16,764	4.02%

INTEREST SPREAD (5)			3.98%			3.67%

1.	Yields related to securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%, reduced by the nondeductible portion of interest expense

2.	The loan average includes loans on which accrual of interest has been discontinued.

3.	Net interest income is the difference between income from earning assets and interest expense.

4.	Net interest yield is net interest income divided by total average earning assets.

5.	Interest spread is the difference between the average interest rate received on earning assets and the average rate paid on interest bearing liabilities.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

Provisions and Allowance for Loan Losses
The provisions for loan losses for the three-month periods ended June 30, 2006 and June 30, 2005 were $550,000 and $382,000, respectively. For the six-month periods ended June 30, 2006 and June 30, 2005 provisions were $1,115,000 and $764,000, respectively. Net charge-offs year to date for 2006 were $311,829 or 0.08% of average loans held for investment compared to $409,000 or 0.11% of loans in the same period 2005. As of June 30, 2006 and December 31, 2005, the allowance for loan losses as a percentage of gross loans held for investment was 1.32% and 1.27%, respectively. The increase in the allowance percentage of gross loans was based on a quarterly analysis of risk-graded loans. Management uses a continuous assessment process to monitor loan portfolio quality. Based on this review, management considers the level of reserves adequate based on the risk profile of the loan portfolio. However, future adjustments may be necessary if economic and other conditions differ substantially from management’s assumptions.
Total non-performing assets decreased from $4.0 million to $3.5 million and 0.39% to 0.32% of total assets as of December 31, 2005 and June 30, 2006, respectively as the total of other real estate owned and nonaccrual loans decreased during the second quarter of 2006.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income increased $258,313 or 8.0% comparing the second quarters of 2006 and 2005. The increase resulted primarily from gains on sale of mortgages that increased by $260,716 or 20.7%, comparing the quarters ended June 30, 2006 and 2005. Service charges on deposit accounts, excluding NSF fees, decreased 6.6% from $295,060 in the second quarter of 2005 to $275,726 in the same period of 2006. While ATM service charges increased, the overall decrease was attributable to a decline in business service charges. Income from other service fees increased $38,320 or 5.0% in the second quarter of 2006 compared to the same period of 2005. Commissions generated by subsidiaries providing securities brokerage services decreased by $27,801 in the second quarter of 2006 as compared to 2005, showing some improvement over the first quarter 2006 decline from the previous year of $39,430 (see explanation of decrease in securities commission income below).
Servicing income on mortgage loans decreased 9.7% from $170,461 to $153,847 comparing the three-month periods ended June 30, 2006 and 2005. The Company’s servicing portfolio averaged $244.0 million in the second quarter of 2006 and $271.5 million in the second quarter of 2005. Sales of mortgage loans resulted in a gain of $1,519,340 for the second quarter of 2006 compared to a gain in 2005 of $1,258,624, an increase of 20.7%. The increase is attributable to the increased volume of mortgage loans sold.
Tax-exempt income from the investment in bank-owned life insurance (BOLI) policies was $146,801 in the second quarter of 2006 compared to $143,914 for the same period last year as the aggregate rate earned on these policies increased slightly. Mortgage banking income declined by $43,101 as a result of a decline in the value of mortgage servicing rights.
Noninterest income for the year to date period ended June 30, 2006 increased $472,103 or 7.7% over the prior year. Service charges on deposit accounts increased by $64,859 or 3.7% comparing year to date June 30, 2006 and 2005 from increases in NSF fees and ATM service charges.
Income from other service fees increased $103,505 when comparing the first six months of 2006 with the same period of 2005. Commissions generated by subsidiaries providing securities brokerage services decreased by $67,231 or 16.7% for the six-month period ended June 30, 2006 compared to the same
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

period in 2005. The decrease in securities commission income was attributed to reorganization of the Company’s three brokerage units into one unit. Management and brokers’ time was directed away from sales to system and process changes, as well as to communicating the changes to customers.
Servicing income on mortgage loans decreased to $311,343 for the six-month period ended June 30, 2006 compared to $340,255 for the six-month period ended June 30, 2005. The Company’s servicing portfolio averaged $246.6 million for the six months ended June 30, 2006, a decline from $274.8 million for the same period in 2005. Sales of mortgage loans resulted in a gain of $2,683,759 for the six months ended June 30, 2006 compared to a gain of $2,272,149 for the same period in 2005 as a result of business growth from the Sidus acquisition.
Tax exempt income from the investment in BOLI policies was $291,725 in the year to date period ended June 30, 2006 compared to $287,914 for the same period last year.
Noninterest Expense
Total noninterest expenses were $7,905,312 in the second quarter of 2006, compared to $7,100,883 in the same period of 2005, an increase of $804,429, or 11.3%. Salaries and employee benefit expenses increased $337,481 over the second quarter of 2005, due to additional employees to staff the new branch opened at the end of the first quarter, normal salary and wage increases, and accruals for expected incentive payments. These increases were partially offset by deferring salaries attributable to the cost of loan origination as prescribed by SFAS 91. This offset is recorded as a contra-expense to the salaries. These costs are offset against loans fees, and the net amount is deferred and recorded as income over the life of the loan. Occupancy and equipment expenses in the second quarter 2006, increased by $147,176 or 19.1% over the second quarter of 2005. The increases are attributable to expenses incurred by the new branches opened in Linville, Statesville and Mooresville. Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, totaled $207,429 for the quarter ended June 30, 2006.
Comparing the second quarter of 2006 and 2005, other operating expenses increased $466,065 or 30.4%. The largest increases were in expenses related to other professional fees, other outside service fees, charitable contributions and expenses related to the formation of the holding company. The increase in other outside service fees was due to consultant fees incurred to develop a plan to generate additional recurring fee income. Data processing expenses decreased $94,879 in the second quarter of 2006, compared with the same period in 2005.
For the six-month period ended June 30, 2006, noninterest expenses totaled $15,827,687, an increase of 12.1% over the total of $14,116,877 for the same period last year. Salaries and employee benefits increased $806,900 or 9.7% over last year for the same reasons as the quarterly increase. The rest of the increase was attributed to annual raises, additional accruals for the team incentive awards paid each February, and branch growth. Occupancy and equipment costs increased $321,354 or 20.7% due in part to depreciation of new furniture and equipment, computer equipment, and software for new branches Linville (opened August 2005), and Mooresville (opened September 2005) and Statesville (opened January 2006). Computer upgrades also contributed to the increase in depreciation expenses. Equipment maintenance and other small item occupancy costs incurred throughout the Company accounted for the rest of the increases. Amortization of the deposit acquisition premium totaled $414,859 for the six-month period ended June 30, 2006 compared to $434,781 for the six-month period ended June 30, 2005. Data processing fees decreased by $154,064 or 42.8% when compared to the same period in 2005 due mainly to reclassification of ATM and debit card service fees. This reclassification of ATM and debit card fees resulted in an increase in that newly created expense category of $176,044 that is included in other expense.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

Other expenses increased $805,700 or 25.9% when comparing the six months periods ended June 30, 2006 and 2005. Increases in the other expense subcategories included: advertising expenses (up $59,290 or 28.8%), postage expense (up $52,023 or 17.5%), other outside service fees (up $98,232 or 283.8%) and donations (up $93,738 or 318.1%). The increase in advertising was due to special promotions relating to deposit products. Postage expenses increased as a result of opening new branches and increased mortgage business. Additional other outside services fees were incurred in relation to consultant fees paid to develop a plan to generate additional recurring fee income. Donations were up due to additional support given to the individual communities in which we serve. Also, certain annual pledges were paid in advance.
Income Tax Expense
Income tax expense for the second quarter of 2006 was $1,927,697 compared to $1,411,654 in the second quarter of 2005, an increase of 36.5%. The effective tax rate for the second quarter of 2006 was 36.0% compared to 33.5% in the same period of 2005. The effective tax rate increase was attributable to an increase in the marginal tax rate in 2006, historical tax credits recognized in 2005 but not in 2006, and a higher proportion of tax exempt income in 2005 than in 2006. Income tax expense for the year to date June 30, 2006 was $3,449,584 as compared to $2,545,938 for the same period of 2005. The effective tax rate for the six-month period ended June 30, 2006 was 35.2% as compared with 32.6% for the same period in 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”
Item 4. Controls and Procedures
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2006. See Note 6 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)
April 1, 2006 to April 30, 2006	20,562	$14.49	20,562	265,914
May 1, 2006 to May 31, 2006	—			0
June 1, 2006 to June 30, 2006	—			0

Total	20,562	$14.49	20,562
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

(1)	The Company’s stock repurchase program, as approved by shareholders effective May 2005, allowed for repurchase of up to 300,000 shares until April 30, 2006. As of June 30, 2006, 35,562 shares had been repurchased at a total cost of $516,034. Effective June 2006, the shareholders approved the repurchase of up to 100,000 shares until April 30, 2007. There were no shares purchased under the new 2006 plan.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders was held on May 25, 2006. Of 10,658,754 shares entitled to vote at the meeting, 9,156,806 shares voted. The following matters were voted on at the meeting:

Proposal 1:	Shareholders elected J.T. Alexander, Jr., Ralph L. Bentley, M.D., Nolan G. Brown, Faye E. Cooper, Harry M. Davis, James A. Harrell, Jr., William A. Long, Daniel J. Park, Eldon H. Parks, James L. Poindexter, James N. Smoak, Harry C. Spell, Hal M. Stuart and C. Kenneth Wilcox to serve one-year terms on the Board of Directors or until their successors are elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld	Abstain
J.T. Alexander, Jr.	9,044,661		112,144
Ralph L. Bentley, M.D.	8,925,982		230,824
Nolan G. Brown	8,909,370		247,435
Faye E. Cooper	8,875,004		281,802
Harry M. Davis	8,921,497		235,309
James A. Harrell, Jr.	8,962,792		193,070
William A. Long	8,911,655		245,150
Daniel J. Park	9,042,707		114,098
Eldon H. Parks	9,066,232		90,574
James L. Poindexter	8,799,558		357,248
James N. Smoak	9,036,003		120,803
Harry C. Spell	8,895,063		261,743
Hal M. Stuart	9,001,078		155,727
C. Kenneth Wilcox	8,907,025		249,781

Proposal 2:	Shareholders approved a proposal to form a holding company for the Bank to be accomplished through an exchange of each Bank share for a share in a newly formed holding company whereby the Bank will become a wholly-owned subsidiary of the holding company and the shareholders of the Bank will become the shareholders of the holding company. The votes on the proposal were as follows:

For	Against	Abstain
6,684,644	217,586	346,163
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Chief Financial Officer
August 14, 2006
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2006