Form 10-Q
period 2006-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2006-11-14
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
Commission File Number 0001366367
Yadkin Valley Financial Corporation
(Exact name of registrant specified in its charter)

North Carolina	20-4495993
(State of Incorporation)	(I.R.S. Employer Identification No.)
209 North Bridge Street, Elkin, North Carolina 28621
(address of principal executive offices)
336-526-6300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of October 1, 2006, par value $1.00 per share, were 10,609,668. The registrant has no other classes of securities outstanding.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$35,948,131	$37,690,917
Federal funds sold	15,769,000	3,460,000
Interest-bearing deposits	3,250,375	14,342,570

Total cash and cash equivalents	54,967,506	55,493,487

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $129,736,685 in 2006 and $115,179,002 in 2005)	128,485,551	113,716,460

LOANS — Less allowance for loan losses of $10,614,970 in 2006 and $9,473,615 in 2005	768,459,621	728,056,390

LOANS HELD FOR SALE	41,161,261	31,426,729

ACCRUED INTEREST RECEIVABLE	5,480,979	4,802,890

PREMISES AND EQUIPMENT, NET	27,257,796	27,373,055

FEDERAL HOME LOAN BANK STOCK, AT COST	4,343,600	4,298,000

INVESTMENT IN BANK-OWNED LIFE INSURANCE	22,549,223	16,598,498

GOODWILL	32,136,183	32,136,183

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $3,244,331 in 2006 and $2,628,683 in 2005)	5,235,177	5,850,825

OTHER ASSETS	4,041,901	4,541,987

TOTAL	$1,094,118,798	$1,024,294,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$148,246,370	$135,911,821
Interest-bearing deposits:
NOW, savings, and money market accounts	223,205,126	251,422,817
Time certificates:
Over $100,000	207,643,142	170,573,819
Other	287,087,026	256,444,131

Total deposits	866,181,664	814,352,588

BORROWED FUNDS	99,009,586	85,989,712

ACCRUED INTEREST PAYABLE	2,725,284	1,815,805

OTHER LIABILITIES	4,612,774	5,813,502

TOTAL LIABILITIES	972,529,308	907,971,607

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 10,609,668 shares in 2006 and 10,680,061 shares in 2005	10,609,668	10,680,061
Surplus	71,180,248	71,993,212
Retained earnings	40,573,986	34,554,032
Accumulated other comprehensive loss	(774,412)	(904,408)

Total stockholders’ equity	121,589,490	116,322,897

TOTAL	$1,094,118,798	$1,024,294,504

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$15,993,036	$12,712,874	$45,247,953	$35,284,681
Interest on federal funds sold	70,412	32,956	135,794	79,860
Interest on securities:
Taxable	1,095,078	741,801	2,948,670	2,291,300
Non-taxable	275,520	279,624	847,380	794,056
Interest-bearing deposits	19,550	32,195	71,150	72,140

Total interest income	17,453,596	13,799,450	49,250,947	38,522,036

INTEREST EXPENSE
Time deposits of $100,000 or more	2,358,500	1,277,893	6,000,723	3,185,005
Other deposits	4,066,384	2,881,400	10,931,392	7,791,140
Borrowed funds	639,459	841,218	1,821,464	2,210,187

Total interest expense	7,064,342	5,000,511	18,753,579	13,186,332

NET INTEREST INCOME	10,389,254	8,798,940	30,497,368	25,335,705

PROVISION FOR LOAN LOSSES	525,000	498,000	1,640,000	1,262,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,864,254	8,300,940	28,857,368	24,073,705

NONINTEREST INCOME
Service charges on deposit accounts	976,648	946,592	2,778,488	2,683,574
Other service fees	970,513	873,990	2,539,040	2,339,012
Net gain on sales of mortgage loans	1,686,130	1,603,368	4,369,889	3,875,517
Net gain on sales of investment securities	—	10,349	18,724	11,588
Income on investment in bank owned life insurance	159,000	146,503	450,725	434,417
Mortgage banking income	50,352	82,968	178,257	295,862
Other income	83,123	23,866	222,826	207,748

Total noninterest income	3,925,766	3,687,637	10,557,949	9,847,717

NONINTEREST EXPENSE
Salaries and employee benefits	4,897,747	4,494,696	14,022,227	12,812,276
Occupancy and equipment expenses	1,030,115	837,950	2,901,060	2,387,541
Printing and supplies	170,536	165,904	464,213	508,739
Data processing	97,667	197,507	303,756	557,660
Amortization of core deposit intangible	200,789	210,749	615,648	645,530
Other	1,815,301	1,735,039	5,732,938	4,846,976

Total noninterest expense	8,212,154	7,641,845	24,039,842	21,758,722

INCOME BEFORE INCOME TAXES	5,577,866	4,346,731	15,375,475	12,162,700

INCOME TAXES	1,940,764	1,411,555	5,390,348	3,957,493

NET INCOME	$3,637,102	$2,935,176	$9,985,127	$8,205,207

NET INCOME PER COMMON SHARE:
Basic	$0.34	$0.27	$0.94	$0.77

Diluted	$0.34	$0.27	$0.93	$0.76

CASH DIVIDENDS PER COMMON SHARE	$0.12	$0.11	$0.35	$0.32

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET INCOME	$3,637,102	$2,935,176	$9,985,127	$8,205,207

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	1,167,896	(215,703)	230,133	(1,315,725)
Tax effect	(449,661)	83,046	(88,622)	506,561

Unrealized holding gains (losses) on securities available for sale, net of tax	718,235	(132,657)	141,511	(809,164)

Reclassification adjustment for realized (gains) losses	—	(10,349)	(18,724)	(11,588)
Tax effect	—	3,984	7,209	4,461

Reclassification adjustment for realized (gains) losses, net of tax	—	(6,365)	(11,515)	(7,127)

OTHER COMPREHENSIVE INCOME(LOSS), NET OF TAX	718,235	(139,022)	129,996	(816,291)

COMPREHENSIVE INCOME	$4,355,337	$2,796,154	$10,115,123	$7,388,916

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,985,127	$8,205,207
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	304,705	474,687
Provision for loan losses	1,640,000	1,262,000
Net gain on sales of mortgage loans held for sale	(4,369,889)	(3,875,517)
Net gain on sales of available for sale securities	(18,724)	(11,588)
Increase in income on investment in Bank owned life insurance	(450,725)	(434,417)
Depreciation and amortization	1,482,208	1,137,824
Net loss on sale of premises and equipment	47,860	9,633
Amortization of core deposit intangible	615,648	645,530
Originations of mortgage loans held-for-sale	(639,451,109)	(253,631,847)
Proceeds from sales of mortgage loans	634,086,466	258,739,550
Decrease in accrued interest receivable	(678,089)	(146,059)
Increase (decrease) in other assets	500,086	(158,654)
Increase in accrued interest payable	909,479	585,606
(Decrease) increase in other liabilities	(1,282,139)	1,395,776

Net cash provided by operating activities	3,320,904	14,197,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(34,982,611)	(20,001,039)
Proceeds from sales of available for sale securities	6,828,948	20,133,298
Proceeds from maturities of available for sale securities	13,310,000	—
Net change in loans	(42,043,231)	(31,779,869)
Purchases of premises and equipment	(1,443,339)	(4,785,975)
Proceeds from redemption of Federal Home Loan Bank stock	2,110,500	819,000
Purchases of Federal Home Loan Bank stock	(2,156,100)	(181,300)
Proceeds from sale of premises and equipment	28,531	10,520
Investment in bank owned life insurance policies	(5,500,000)	—

Net cash used in investing activities	(63,847,302)	(35,785,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in checking, NOW, money market and savings accounts	(15,883,143)	(8,986,072)
Net increase in time certificates	67,712,218	65,853,758
Net increase (decrease) in borrowed funds	13,019,874	(24,622,674)
Purchases of common stock	(1,181,295)	(235,520)
Dividends paid	(3,724,405)	(3,419,970)
Retired fractional shares	—	(1,552)
Payment of stock appreciation rights	—	(26,826)
Proceeds from exercise of stock options	57,168	141,159

Net cash provided by financing activities	60,000,418	28,702,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(525,981)	7,114,669

CASH AND CASH EQUIVALENTS:
Beginning of period	55,493,487	32,314,157

End of period	$54,967,506	$39,428,826

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the outstanding 10,648,300 shares. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes filed with the Company’s 2005 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2006 do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. The accounting policies followed are set forth in Note 1 to the Company’s 2005 10-K Annual Report to Shareholders on file with the Federal Deposit Insurance Corporation (“FDIC”) which is also an exhibit to the amended 8-K/A (12g-3) filed with the Securities and Exchange Commission.
2. Stock-based Compensation
Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which was issued in December 2004 and replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

During the three and nine-months ended September 30, 2006, zero and 3,360, respectively, options became vested. At September 30, 2006 there were 10,579 options unvested and 135,560 shares of common stock available for future grants of options. Five hundred options were granted during September 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 3.07 percent, expected volatility of 11.5%, risk-free interest rate of 5.25%, and expected life of 7 years. Assumptions for grants made in 2005 were as follows: dividend yield of 3.06 percent, expected volatility of 15.46 percent, risk-free interest rate of 3.17 percent, and expected life of 7 years.
The weighted-average fair values of options granted during 2006 and 2005 were approximately $2.49 and $1.89, respectively, at the grant date.
The compensation expense charged against income was $3,767 and $11,302 for the three and nine month periods ending September 30, 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. As of September 30, 2006 there was $22,741 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.33 years.
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
Cash received from the options exercised during the three-month and nine-month periods ended September 30, 2006 and 2005 were $30,307 and $2,322, and $57,128 and $141,159, respectively. All options exercised were employee options, and there were no related tax benefits.
The Company recorded compensation expense in 2006 as previously discussed. Had compensation costs for the Company’s stock option plans been determined using the fair value method in 2005, the Company’s pro forma net income would have been as follows:

	Three Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2005	2005

Net Income: as reported	$2,935,176	$8,205,207
Deduct — total stock based compensation determined under fair value method for all awards	(30,039)	(89,931)

Pro forma — for SFAS No. 123	$2,905,137	$8,115,276

Basic Earnings per share: as reported	$0.27	$0.77
Pro forma — for SFAS No. 123	$0.27	$0.76
Diluted Earnings per share: as reported	$0.27	$0.76
Pro forma — for SFAS No. 123	$0.27	$0.75
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

3. Acquisition of Sidus Financial, LLC
Effective October 1, 2004, the Company acquired Sidus Financial, LLC (“Sidus”), and its wholly owned subsidiaries Sidus Financial Reinsurance, Ltd. (“SFR”) and Sidus Title Services, LLC (“STS”). STS ceased operations in December 2005. Sidus had $24.0 million in tangible assets, including $22.9 million in mortgage loans held for sale, and $3.0 million in tangible equity at the closing date. Pursuant to the agreement, the Company exchanged 0.347 shares of the Company’s common stock and cash of $4.82 for each of Sidus’ 699,395 outstanding ownership units, resulting in 242,732 shares being issued and a gross cash outlay of $3.4 million. According to the agreement, additional consideration was to be given to Sidus unitholders for a portion of the savings realized from the synergies of the business combination and, if applicable, for a portion of earnings in excess of a targeted amount. That additional consideration of $464,052 was paid out in December of 2005. In the fourth quarter of 2006, the Company expects to make a final payment under the agreement. The cumulative total consideration of $7.4 million has resulted in an intangible asset of $4.4 million. The acquisition was accounted for using the purchase method.
The purchase price was allocated to the assets acquired as follows:

Fair Value
Assets:
Cash and cash equivalents	$498,976
Loans, net	22,947,443
Other tangible assets acquired	560,447
Goodwill	4,383,155

Liabilities:
Other liabilities	(21,006,866)

Total net assets acquired/consideration given	$7,383,155

Results of operations of Sidus are included in the Company’s results of operations for the three and nine months ended September 30, 2006.
4. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2006, the Company had commitments outstanding of $225.2 million for additional loan amounts and $4.3 million under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At September 30, 2006, Sidus had $159.0 million of commitments outstanding to close first mortgage loans at fixed prices and $156.0 million of commitments outstanding to sell mortgages to agencies and other investors.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS denominator:

Weighted average number of common shares outstanding	10,635,205	10,690,369	10,651,998	10,685,259

Dilutive effect arising from assumed exercise of stock options	147,889	140,897	139,447	144,838

Diluted EPS denominator	10,783,094	10,831,266	10,791,445	10,830,097

For the first nine months of 2006, there were 218,305 options to purchase shares of common stock at a range of $14.97 – $17.10 that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices per share of $14.68. For the third quarter of 2006, there were 49,475 options to purchase shares of common stock at a range of $15.50 – $17.10 that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices per share of $15.31.
6. Stockholders’ Equity
On September 28, 2006 the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share to all shareholders of record on October 6, 2006 payable October 27, 2006. The dividend reduced shareholders’ equity by $1,273,160.
During the three and nine month periods ended September 30, 2006, 4,372 and 8,227 stock options were exercised with net proceeds of $30,307 and $57,128.
During the third quarter of 2006, 43,004 shares were repurchased at an average per share price of $15.47. Year to date, 78,566 shares have been repurchased at an average price of $15.04 per share. The Company repurchased 35,562 shares under the 2005 stock repurchase plan and 43,004 under the 2006 stock repurchase plan.
7. Business Segment Information
Sidus Financial, LLC was acquired October 1, 2004 as a single member LLC with the Company as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Alabama, Florida, Maryland, Kentucky, West Virginia, Arkansas, Delaware, Mississippi, Louisiana and Tennessee. The following table details the results of operations for the first nine months of 2006 and 2005 for the Company and for Sidus.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

September 30, 2006

	Bank	Sidus	Other	Total

Interest income (1)	$47,722,281	$1,721,398	$(192,732)	$49,250,947

Interest expense	17,569,247	1,377,064	(192,732)	18,753,579

Net interest income	30,153,034	344,334	—	30,497,368

Provision for loan losses	1,640,000	—	—	1,640,000

Net interest income after provision for loan losses	28,513,034	344,334	—	28,857,368
Net gain (loss) on sale of investment Securities	18,724	—	—	18,724

Other income	6,163,034	4,376,191	—	10,539,225

Other expense	20,138,715	3,853,314	47,813	24,039,842

Income before income taxes	14,556,077	867,211	(47,813)	15,375,475

Income taxes (2)	5,056,471	333,877	—	5,390,348

Net income	$9,499,606	$533,334	$(47,813)	$9,985,127

Total assets	$1,109,386,409	$47,247,782	$(62,515,393)	$1,094,118,798
Net loans	768,459,621	—	—	768,459,621
Loans held for sale		41,161,261	—	41,161,261
Goodwill	32,136,183	4,383,155	(4,383,155)	32,136,183
September 30, 2005

	Bank	Sidus	Other	Total

Interest income (1)	$37,112,975	$1,622,341	$(213,279)	$38,522,037

Interest expense	12,298,404	1,101,207	(213,279)	13,186,332

Net interest income	24,814,571	521,134	—	25,335,705

Provision for loan losses	1,262,000	—	—	1,262,000

Net interest income after provision for loan losses	23,552,571	521,134	—	24,073,705
Net gain (loss) on sale of investment Securities	11,588	—	—	11,588

Other income	5,957,061	3,879,068	—	9,836,129

Other expense	18,435,335	3,323,387	—	21,758,722

Income before income taxes	11,085,885	1,076,815	—	12,162,700

Income taxes (2)	3,542,919	414,574	—	3,957,493

Net income	$7,542,966	$662,241	—	$8,205,207

Total assets (3)	$1,014,191,797	$45,278,017	$(62,117,957)	$997,351,857
Net loans	709,208,849	—	—	709,208,849
Loans held for sale	564,550	39,809,835	—	40,374,385
Goodwill	31,672,131	3,919,103	(3,919,103)	31,672,131

(1)	Note: The Bank allocates interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

(2)	Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)	Note: Asset eliminations represent the Bank’s Due from Sidus account ($55,000,000 in 2005 and 2006), the Bank’s Investment in Sidus ($3,000,000 in 2005 and 2006), the Bank’s A/R from Sidus ($198,854 in 2005 and $134,699 in 2006), and Sidus’ Goodwill account ($3,919,103 in 2005 and $4,383,155 in 2006) and Holding Company assets ($2,461 in 2006).
8. Reclassifications
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders equity, as previously reported.
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
Changes in Financial Position
Total assets at September 30, 2006 were $1,094.1 million, an increase of $69.8 million or 6.8% compared to December 31, 2005 of $1,024.3 million. The increase was attributable primarily to increases in loans and securities that were funded by deposits, primarily certificates of deposits and noninterest bearing accounts. The loan portfolio, net of allowance for losses, was $768.5 million at September 30, 2006, compared to $728.1 million at December 31, 2005, an increase of $40.4 million or 5.6%. Gross loans held for investment increased by $41.5 million, and the allowance account increased by approximately $1.1 million. Loan growth was concentrated in the following products: commercial real estate fixed rate loans increased by $27.5 million (22.7%), construction and land development loans increased by $19.7 million (23.0%) and commercial lines of credit increased by $6.2 million (6.8%). Partially offsetting the increases was a decline in commercial and industrial fixed rate loans by $11.4 million or 25.8%. Loans were funded by growth in certificates of deposit and noninterest bearing demand deposits as the Bank promoted one or more special rates throughout the period.
Mortgage loans held for sale increased by $9.7 million as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors.
The securities portfolio increased from $113.7 million at December 31, 2005, to $128.5 million at September 30, 2006, an increase of 13.0%. The increase is attributable to the $35.0 million of investments purchased during the first nine months of the year. The additional investments were purchased using the available cash and liquidity. Budgeted increases in investment securities as a percentage of total assets and improved market yields were factors for purchasing the investment securities. The portfolio is comprised of U.S. treasury securities (4.7%), securities of federal agencies (39.0%), mortgage-backed securities (30.8%), tax-exempt municipal securities (24.0%), corporate bonds (0.7%), and publicly traded common and preferred stocks (0.8%). At the end of the third quarter 2006, temporary investments including federal funds sold and deposits at the Federal Home Loan Bank increased by $1.2 million or 6.9% when compared with the balances at December 31, 2005.
Deposits increased $51.8 million or 6.4% comparing September 30, 2006 to December 31, 2005. Overall, noninterest-bearing demand deposits increased $12.3 million or 9.1%; NOW, savings, and money market accounts decreased $28.2 million or 11.2%; COD’s over $100,000 increased $37.1 million or 21.7%; and other COD’s increased $30.6 million or 11.9%. The noninterest-bearing deposit growth of $12.3 million was concentrated in business checking accounts. The decrease of $28.2 million in the NOW, savings, and money market accounts was concentrated in the money market accounts ($15.7 million or 12.4%) and the NOW accounts ($7.5 million or 10.2%). The Company’s sufficient liquidity permitted it to lag behind market pricing for money market products while offering one or more special rates on COD’s to attract longer term funding. The Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds increased $13.0 million or 15.1% comparing September 30, 2006 to December 31, 2005. The additional borrowings were invested in loans held for sale and in cash for short-term liquidity needs.
At September 30, 2006, total shareholders’ equity was $121.6 million or a book value of $11.46 per share compared to $116.3 million or a book value of $10.89 per share at year-end December 31, 2005. The tangible book values per share at September 30, 2006 and December 31, 2005 were $7.94 and $7.33, respectively. At September 30, 2006, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. Year to date, the Company has purchased 78,566 shares of its common stock at a total cost of $1,181,257. Of the total shares purchased 58,705 shares were cancelled and the remaining 19,861 shares were pending cancellation.
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash, investments, and loans held for sale as compared to deposits and short-term borrowings, was 18.53% at September 30, 2006 compared to 16.77% at December 31, 2005. Additional liquidity is provided by $160 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta.
Management continues to assess interest rate risk internally and by utilizing outside sources. Following a period of stable rates, the Company’s balance sheet is asset sensitive, meaning that there will be more assets than liabilities immediately repricing as market rates change. This asset sensitivity causes the net interest margin to improve in a rising rate environment and to deteriorate in a falling rate environment. Following a sustained period of at least one year of either rising rates or falling rates, the following factors have a stabilizing effect on net interest margin: rates on time deposits catching up as they renew,
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

changes in product mix between certificates of deposits and other interest bearing liabilities, variances in the loan to deposit ratio, and a flattening or rising slope of the yield curve.
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
Results of Operations
Net income for the three-month period ended September 30, 2006 was $3,637,101, compared to $2,935,176 in the comparable period of 2005, an increase of 23.9%. Basic and diluted earnings per common share were $0.34 and $0.27 for the three-month periods ended September 30, 2006 and September 30, 2005, respectively. On an annualized basis, year-to-date results represent a return on average assets of 1.28% in 2006 compared to 1.13% in 2005, and a return on average equity of 11.27% compared to 9.63%, respectively. Quarterly results also showed improvement as the returns on average assets for the third quarters of 2006 and 2005 were 1.36% and 1.17%, respectively, and returns on average equity were 12.18% and 10.06% for the same periods.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. For the nine-month periods ended September 30, 2006 and 2005, the returns on average tangible equity were 16.52% and 14.44%, respectively. Quarterly results also improved as return on average tangible equity was 17.81% for the quarter ended September 30, 2006, as compared to 14.98% for the quarter ended September 30, 2005.
Net income for the nine-month period ended September 30, 2006 was $9,985,127, compared to $8,205,207 in the prior year, an increase of 21.7%. Basic earnings per common share were $0.94 and $0.77, while diluted earnings per common share were $0.93 and $0.76 for the nine-month periods ended September 30, 2006 and 2005, respectively.
Net Interest Income
Net interest income, the largest contributor to earnings, was $10.4 million in the third quarter of 2006, compared with $8.5 million in the same period of 2005, an increase of 18.1%. Net interest income for the first nine months of 2006 was $30.5 million, an increase of $14.0 million over the same period last year. These quarterly and year-to-date increases are attributable to loan growth and to consistent interest rate increases since the third quarter of 2004. The Company has repriced its interest rate assets and liabilities higher as compared to September 30, 2005. The Company’s asset sensitivity to rate changes resulted in an increase in net interest margin from 4.02% for the nine months ended September 30, 2005 to 4.48% for the same period in 2006. The tax equivalent yield on earning assets, in these comparable periods,
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

increased from 6.09% at September 30, 2005 to 7.20% at September 30, 2006, as the prime rate increased 150 basis points from September 30, 2005 to September 30, 2006. Comparing the second and third quarters of 2006, the Company’s net interest margin has decreased from 4.47% to 4.43% as the prime rate was unchanged during the quarter following the last increase on June 30, 2006. This quarter over quarter slight decrease was attributable to the following factors: higher repricing of time deposits which have lagged behind the prime rate increases, an increase in time deposits as a percentage of total funding, and a yield curve flattening.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)

	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
(Unaudited)	Balance	Interest	Rate	Balance	Interest	Rate
Nine Months Ended:
INTEREST EARNING ASSETS
Federal funds sold	$3,674	$136	4.95%	$3,504	$80	3.05%
Interest bearing deposits	2,270	71	4.18%	3,341	72	2.88%
Investment securities (1)	122,725	4,173	4.55%	111,069	3,434	4.13%
Total loans (1,2)	794,979	45,342	7.63%	735,195	35,284	6.42%

Total average earning assets (1)	923,648	49,722	7.20%	835,109	38,870	6.09%

Noninterest earning assets	118,669			117,998

Total average assets	$1,042,317			$971,107

INTEREST BEARING LIABILITIES
NOW and money market	$187,234	$2,792	1.99%	$210,503	$2,322	1.47%
Savings	39,872	298	1.00%	43,811	353	1.08%
Time certificates	456,409	13,842	4.05%	364,300	8,301	3.05%

Total interest bearing deposits	683,515	16,932	3.31%	618,614	10,976	2.37%
Repurchase agreements sold	30,573	650	2.84%	33,895	511	2.02%
Borrowed funds	47,673	1,172	3.29%	72,222	1,699	3.15%

Total interest bearing liabilities	761,761	18,754	3.29%	724,731	13,186	2.43%

Noninterest bearing deposits	146,012			121,657
Stockholders’ equity	118,637			113,885
Other liabilities	15,907			10,834

Total average liabilities and stockholders’ equity	$1,042,317			$971,107

NET INTEREST INCOME/ YIELD (3,4)		$30,968	4.48%		$25,684	4.02%

INTEREST SPREAD (5)			3.91%			3.66%

1.	Yields related to securities and loans exempt from Federal income taxes are stated on a fully tax equivalent basis, assuming a Federal income tax rate of 34%, reduced by the nondeductible portion of interest expense

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

Provisions and Allowance for Loan Losses
The provisions for loan losses for the three-month periods ended September 30, 2006 and September 30, 2005 were $525,000 and $498,000, respectively. For the nine-month periods ended September 30, 2006 and September 30, 2005 provisions were $1,640,000 and $1,262,000, respectively. Net charge-offs year to date for 2006 were $498,644 or 0.09% (annualized) of average loans held for investment compared to $611,342 or 0.11% (annualized) of loans in the same period 2005. As of September 30, 2006 and December 31, 2005, the allowance for loan losses as a percentage of gross loans held for investment was 1.36% and 1.28%, respectively. The increase in the allowance percentage of gross loans was based on a quarterly analysis of risk-graded loans. Management uses a continuous assessment process to monitor loan portfolio quality. Based on this review, management considers the level of reserves adequate based on the risk profile of the loan portfolio. However, future adjustments may be necessary if economic and other conditions differ substantially from management’s assumptions.
Total non-performing assets increased from $4.0 million to $5.3 million and 0.39% to 0.49% of total assets as of December 31, 2005 and September 30, 2006, respectively as the total of other real estate owned and nonaccrual loans increased during the third quarter of 2006. The additional non-performing loans are secured primarily by real estate and in some cases, by equipment and accounts receivable. Each non-performing loan has been analyzed to determine the amount to reserve in the allowance for loan losses based on an assessment of the collateral value. The largest group of loans added to the non-performing category totaled $660,000 to one customer, and each loan is secured by one or more first deeds of trust. The Bank began the process of foreclosing on these properties, and an assessment of the property values has resulted in reserving $188,000 in the allowance account for these loans. As discussed in the preceding paragraph, the Bank has determined that the aggregate balance in the allowance for loan losses is adequate based upon a detailed analysis of loan quality and collateral values.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased $238,129 or 6.5% comparing the third quarters of 2006 and 2005. The largest increase in noninterest income was in other service fees, an increase of $96,523 or 11.0%, comparing the three-month periods ended September 30, 2006 and 2005. Commissions from the Bank’s securities brokerage subsidiary (Main Street Investment Services, Inc.) accounted for the increase in other service fees as efficiencies were improved after the merging of three subsidiaries into one.
There was an overall increase of 3.2% in service charges on deposit accounts in the third quarter 2006, however, without NSF fees, there was a decline of 1.0% from $268,064 in the third quarter of 2005 to $265,389 for the same period in 2006. There was an increase in NSF fee income for the third quarter of 2006 of $32,732 or 4.8% over third quarter 2005. ATM service charge income increased $8,084 or 11.7% over the same three-month period last year.
Sales of mortgage loans resulted in a gain of $1,686,130 for the third quarter of 2006 compared to a gain in 2005 of $1,603,368, an increase of 5.2%. The increase is attributable to the higher gross profit margins earned on the sales of the loans which exceeded the negative impact of the $29.9 million (13.1%) decline in volume of loans sold. Mortgage banking income, representing income generated from servicing a number of our sold loans, decreased 39.3% as a result of the $24.3 million (9.3%) decline in the average balance of the portfolio of serviced mortgage loans. Servicing income generated as a percentage of the mortgage loans serviced declined by $22,778 (13.3%).
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

Tax-exempt income from the investment in bank-owned life insurance (BOLI) policies was $159,000 in the third quarter of 2006 compared to $146,503 for the same period last year as additional policies were purchased late in the third quarter of 2006 at a higher net crediting rate.
Total noninterest income for the year to date period ended September 30, 2006 increased $710,232 or 7.2% over the prior year. Service charges on deposit accounts increased by $94,914 or 3.5% comparing year to date September 30, 2006 and 2005 mainly from increases in NSF fees totaling $80,071 (23.6%) and ATM service charges totaling $43,537 (23.6%). Without NSF fees, service charges on deposit accounts increased $14,843 or 1.9% comparing the nine-month periods ended September 30, 2006 and 2005. Income from other service fees increased $200,028 when comparing the first nine months of 2006 with the same period of 2005, due primarily to the $153,048 increase in commissions earned from mortgages originated by the Bank.
Sales of mortgage loans resulted in a gain of $4,369,889 for the nine months ended September 30, 2006 compared to a gain of $3,875,517 for the same period in 2005 as a result of higher profit margins on the sale of the loans. Servicing income on mortgage loans decreased $51,691 (10.1%) for the nine-month period ended September 30, 2006, as a result of the decline of the Company’s average servicing portfolio to $243.8 million at September 30, 2006, from $270.8 million at September 30, 2005.
Commissions generated by subsidiaries providing securities brokerage services increased by $40,225 or 7.1% for the nine-month period ended September 30, 2006 compared to the same period in 2005. The increase in securities commission income was attributed to the completion of the combination of the Bank’s three brokerage units into one. Management and brokers’ time had been directed away from sales in order to make system and process changes, as well as to communicate the changes to customers.
Tax exempt income from the investment in BOLI policies was $450,729 in the year to date period ended September 30, 2006 compared to $434,417 for the same period last year as additional BOLI investments were made late in the period at higher net crediting rates.
Noninterest Expense
Total noninterest expenses were $8,212,155 in the third quarter of 2006, compared to $7,641,845 in the same period of 2005, an increase of $570,310, or 7.5%. Salaries and employee benefit expenses increased $403,051 over the third quarter of 2005, due to additional employees to staff the new branch opened at the end of the first quarter, normal salary and wage increases, and accruals for expected incentive payments. These increases were partially offset by deferring salaries expense attributable to the cost of loan origination as prescribed by SFAS 91. This offset is recorded as a contra-expense to the salaries. These costs are offset against loans fees, and the net amount is deferred and recorded as income over the life of the loan. Occupancy and equipment expenses in the third quarter 2006, increased by $192,165 or 22.9% over the third quarter of 2005. The increases are attributable to expenses incurred by the new branches opened in Linville, Statesville and Mooresville. Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, totaled $200,789 for the quarter ended September 30, 2006.
Comparing the third quarter of 2006 and 2005, other operating expenses increased $80,263 or 4.6%. The largest increases were in expenses related to other professional fees, other outside service fees and charitable contributions. The increases in professional fees were related to attorney and accounting fees incurred as a result of forming the holding company and complying with the requirements of the Sarbanes-Oxley Act. The increase in other outside service fees was due to consultant fees incurred to develop a plan to generate additional recurring fee income. Data processing expenses decreased $99,840 in the third quarter of 2006, compared with the same period in 2005 for the reasons discussed in the following paragraph
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

For the nine-month period ended September 30, 2006, noninterest expenses totaled $24,039,842, an increase of 10.5% over the total of $21,758,722 for the same period last year. Salaries and employee benefits increased $1,209,951 or 9.4% over last year due to annual raises, additional accruals for the team incentive awards paid each February, and employees to staff the new branches and positions in marketing and training. Occupancy and equipment costs increased $513,518 or 21.5% due in part to depreciation of new furniture and equipment, computer equipment, and software for new branches Linville (opened August 2005), and Mooresville (opened September 2005) and Statesville (opened January 2006). Computer upgrades also contributed to the increase in depreciation expenses. Amortization of the core deposit intangible totaled $615,648 for the nine-month period ended September 30, 2006 compared to $645,530 for the nine-month period ended September 30, 2005. Data processing fees decreased by $253,904 or 45.5% when compared to the same period in 2005 due mainly to reclassification of ATM and debit card service fees. This reclassification of ATM and debit card fees resulted in an increase in that newly created expense category of $274,207 that is included in the other expense line item.
Other expenses increased $885,963 or 18.3% when comparing the nine months periods ended September 30, 2006 and 2005. Increases in the other expense subcategories included: advertising expenses (up $50,892 or 16.0%), postage expense (up $70,661 or 15.9%), other outside service fees (up $123,808 or 155.4%) and donations (up $91,293 or 76.4%). The increase in advertising was due to special promotions relating to deposit products. Postage expenses increased as a result of opening new branches and marketing campaigns. Additional other outside services fees were incurred in relation to consultant fees paid to develop a plan to generate additional recurring fee income. Donations were up due to additional support given to the individual communities in which we serve. Also, certain annual pledges were paid in advance.
Income Tax Expense
Income tax expense for the third quarter of 2006 was $1,940,763 compared to $1,411,555 in the third quarter of 2005, an increase of 36.2%. The effective tax rate for the third quarter of 2006 was 34.8% compared to 32.5% in the same period of 2005. The effective tax rate increase was attributable to an increase in the marginal tax rate in 2006, historical tax credits recognized in 2005 but not in 2006, and a higher proportion of tax exempt income in 2005 than in 2006. Income tax expense for the year to date September 30, 2006 was $5,390,347 as compared to $3,957,493 for the same period of 2005. The effective tax rate for the nine-month period ended September 30, 2006 was 35.1% as compared with 32.5% for the same period in 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

Item 4. Controls and Procedures
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2006. See Note 6 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)
July 1, 2006 to July 31, 2006	7,500	$15.15	7,500	92,500
August 1, 2006 to August 31, 2006	12,593	15.49	12,593	79,907
September 1, 2006 to September 30, 2006	22,911	15.56	22,911	56,996

Total	43,004	$15.47	43,004

(1)	The Company’s stock repurchase program, as approved by shareholders effective May 2005, allowed for repurchase of up to 300,000 shares until April 30, 2006. As of June 30, 2006, 35,562 shares had been repurchased at a total cost of $516,034. Effective June 2006, the Board approved the repurchase of up to 100,000 shares until April 30, 2007. There were 43,004 shares purchased under the new 2006 plan.
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Yadkin Valley Financial Corporation

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Chief Financial Officer
November 9, 2006
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2006