Form 10-K
period 2006-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2007-03-16
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
Commission File Number 0001366367
Yadkin Valley Financial Corporation
(Exact name of registrant as specified in its charter)

North Carolina	20-4495993
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
209 North Bridge Street
Elkin, North Carolina 28621-3404
(Address of principal executive offices)
(336) 526-6300
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act: Common Stock, $1.00 par value
Securities registered under Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the registrant’s Common Stock at June 30, 2006, held by those persons deemed by the registrant to be non-affiliates, was approximately $140.5 million.
As of March 1, 2007 (the most recent practicable date), the registrant had outstanding 10,618,960 shares of Common Stock.
Documents Incorporated By Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007 to be mailed to shareholders within 120 days of December 31, 2006.	Part III

Form 10-K Table of Contents

PART I
Item 1 — Business
     Corporate history and address. Yadkin Valley Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina to serve as the holding company for Yadkin Valley Bank and Trust Company (the “Bank”), a North Carolina chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Bank is not a member of the Federal Reserve System (“Federal Reserve”). The Bank began operations in 1968. Effective July 1, 2006 the Bank was reorganized and the Bank became the Company’s wholly owned subsidiary.
     On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices under the assumed name “Piedmont Bank, a division of Yadkin Valley Bank and Trust Company.” On January 1, 2004, the bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga County, North Carolina, under the assumed name “High Country Bank, a division of Yadkin Valley Bank and Trust Company.” On October 1, 2004 we acquired Sidus Financial, LLC, a mortgage lender that continues to operate as a wholly owned subsidiary. We operate in the central Piedmont and the northwestern region of North Carolina. Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.”
     The Company’s principal executive offices are located at 209 North Bridge Street, Elkin, North Carolina 28621-3404, and the telephone number is (336) 526-6300. Our periodic securities reports on Forms 10-Q and 10-K are available on our website at www.yadkinvalleybank.com.
     Business. The Bank’s operations are primarily retail oriented and directed toward individuals and small and medium-sized businesses located in our banking market and, to a lesser extent, areas surrounding our immediate banking market. We provide most traditional commercial and consumer banking services, but our principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. The Bank’s primary source of revenue is the interest income derived from its lending activities.
     At December 31, 2006, we had total assets of $1.1 billion, net loans held for investment of $804.1 million, deposits of $907.8 million, and shareholders’ equity of $124.4 million. We had net income of $13.8 million and $11.2 million and diluted earnings per share of $1.28 and $1.03 for the years ended December 31, 2006 and 2005, respectively. We had net income of $9.5 million and diluted earnings per share of $0.89 for the year ended December 31, 2004.
     Business Offices. Yadkin operates 23 full-service banking offices including the newest location in Statesville, which opened in January 2006, and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), and East Bend, Jonesville and Yadkinville (Yadkin County) under the Yadkin name. The offices in Statesville and Mooresville (Iredell County), and Cornelius and Huntersville (Mecklenburg County) are operated under the Piedmont Bank assumed name. The offices in Boone (Watauga County) and Linville (Avery County) are operated under the High Country Bank assumed name.
     Banking Market. The Bank’s current banking market consists of the central piedmont counties (July 2005 population) of Mecklenburg (796,000) and Iredell (140,000), and the northwestern counties of Ashe (26,000), Avery (18,000), Surry (73,000), Watauga (43,000), Wilkes (67,000) and Yadkin (37,000) in North Carolina and, to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 north of the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee.
     Yadkin’s market area is well diversified and strong. The eight counties in which our branches are located had an estimated 2005 population of over 1.20 million people. Median family income in 2003 for the eight counties ranged from a low of $30,300 in mostly rural Ashe County to a high of over $48,000 in urban Mecklenburg County. Approximately 98% of the work force is employed in nonagricultural wage and salary positions. Government employs approximately 13% of the work force. The major non-governmental employment sectors were retail trade

(11%), health and social assistance (10%), manufacturing (9%), accommodation and food services (8%), education services (7%) and administrative and waste services (7%) (Source-NC Dept of Commerce).
     Competition. Commercial banking in North Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of two of the ten largest commercial banks in the United States, each of which has branches located in the Yadkin Market. As of June 30, 2006, there were 13 branches in Ashe County operated by four commercial banks, including the Bank, and one savings institution (with its headquarters in Ashe County), holding approximately $521 million in deposits. Deposits of the Bank on that date in Ashe County totaled $146.2 million. As of June 30, 2006 there were 9 branches in Avery County operated by 9 commercial banks, including the Bank, holding approximately $226.9 million in deposits. Deposits of the Bank on that date in Avery County were $2.9 million. On that date, there were 48 branches in Iredell County operated by 17 commercial banks, including the Bank, and two savings institutions (one with its headquarters in Iredell County), holding approximately $1.9 billion in deposits. Deposits of the Bank on that date in Iredell County totaled $223.7 million. On that date, there were 226 branches in Mecklenburg County operated by 21 commercial banks, including the Bank, and one savings institution, holding approximately $86.7 billion in deposits. Deposits of the Bank on that date in Mecklenburg County totaled $44.2 million. On that date, there were 28 branches in Surry County operated by ten commercial banks, including the Bank, with approximately $1.2 billion in deposits. Deposits of the Bank on that date in Surry County totaled $106.6 million. On that date, there were 20 branches in Wilkes County operated by 10 commercial banks, including the Bank, and one savings institution, with approximately $749.7 million in deposits. Deposits of the Bank on that date in Wilkes County totaled $94.4 million. On that date, there were eleven branches in Yadkin County operated by seven commercial banks, including the Bank, with approximately $426.4 million in deposits. Deposits of the Bank on that date in Yadkin County totaled $120.5 million. On that date, Watauga County had 20 branches operated by nine commercial banks and three savings institutions, with total deposits of approximately $805.8 million. Deposits of the Bank in Watauga County totaled $128.5 million. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to us. Thus we have significant competition in our market for deposits from other depository institutions.
     The Bank also competes for deposits in the Yadkin Market with other financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies, agencies issuing United States government securities and other financial institutions with varying degrees of regulatory restrictions. In its lending activities, Yadkin competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Credit unions have been permitted to expand their membership criteria and expand their loan services to include such traditional bank services as commercial lending. We expect competition in the Yadkin Market to continue to be significant.
     We believe we have sufficient capital to support our operations for the foreseeable future. We intend to continue to serve the financial needs of consumers and small-to-medium size businesses located primarily in the Yadkin Market. Our lending efforts will be focused on making quality consumer loans, commercial loans to small to medium sized businesses, and home equity loans. While our deposits and loans are derived primarily from customers in our banking market, we make loans and have deposit relationships with individual and business customers in areas surrounding our immediate banking market. We offer a full range of deposit products to include checking and savings accounts, money market accounts, certificates of deposit and individual retirement accounts. We rely on offering competitive interest rates and unmatched customer service to accomplish our deposit objectives.
     The Bank strives to offer its products and services in the manner that meets its customers’ expectations. For those customers who prefer to do their banking in a hands-on, face-to-face manner, the Bank offers exceptional personal service. Customers who want to do their banking when and where they choose are able to utilize the automated teller machines, credit and debit card programs, and a full range of internet-based banking options.
          Supervision and Regulation. Banking is a complex, highly regulated industry. The primary goals of banking regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the North Carolina General Assembly have created largely autonomous regulatory agencies and enacted numerous laws that govern banks, their holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

          Yadkin Valley Financial Corporation.
          As a bank holding company under the Bank Holding Company Act of 1956, as amended, Yadkin is registered with and subject to regulation by the Federal Reserve. Yadkin is required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of Yadkin and may examine any of its subsidiaries, including the Bank.
          The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.
          However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.
          A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.
          Under the Modernization Act, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.
          Enforcement Authority. Yadkin will be required to obtain the approval of the Federal Reserve prior to engaging in or, with certain exceptions, acquiring control of more than 5% of the voting shares of a company engaged in, any new activity. Prior to granting such approval, the Federal Reserve must weigh the expected benefits of any such new activity to the public (such as greater convenience, increased competition, or gains in efficiency) against the risk of possible adverse effects of such activity (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve also has authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
          Interstate Acquisitions. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, North Carolina banking laws permit a bank holding company which owns stock of a bank located outside North Carolina to acquire a bank or bank holding company located in North Carolina. Federal banking law will not permit a bank holding company to own or control banks in North Carolina if the acquisition would exceed 20% of the total deposits of all federally-insured deposits in North Carolina.

          Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve’s capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.
          The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.
          Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2006, the Bank’s Tier 1 leverage capital ratio and total capital were 8.2% and 10.40%, respectively.
          The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2006, the Federal Reserve had not advised Yadkin of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.
          Source of Strength for Subsidiary. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.
          Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our subsidiary bank and management fees paid by the bank. We must pay our operating expenses from funds we receive from the bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights.
          Change of Control. State and federal banking law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire Yadkin by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, Yadkin shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.
          Yadkin Valley Bank and Trust Company
          As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission (the “Commission”) through the North Carolina Commissioner of Banks (the “Commissioner”) and its applicable federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The North Carolina Banking Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations.
Federal regulation
     As a North Carolina bank, we are subject to regulation, supervision and regular examination by the FDIC. The FDIC is required to conduct regular on-site examinations of the operations of the Bank and enforces federal laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, and types and amounts of loans and investments made by commercial banks. Among other things, the FDIC must approve the establishment of branch offices, conversions, mergers, assumption of deposit liabilities between insured banks and uninsured banks or institutions, and the acquisition or establishment of certain subsidiary corporations. The FDIC can also prevent capital or surplus diminution in transactions where the deposit accounts of the resulting, continuing or assumed bank are insured by the FDIC.
          Transactions with Affiliates. A bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between a bank and its affiliates may not exceed 10% of the bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank is also prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank is deemed to be an affiliate of the bank.
          Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.
          Regulation of Lending Activities. Loans made by the bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.
          Branch Banking. All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business. Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

          Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2006, no reserves were required to be maintained on the first $7.8 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $7.8 million and $48.3 million, and additional reserves were required to be maintained on the aggregate balances in excess of $48.3 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2007, no reserves will be required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves are required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2006, the Bank met its reserve requirements.
          Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its most recent CRA examination.
          Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve, a federal banking regulatory agency that regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.
          Dividends. Under federal banking law, no cash dividend may be paid if a bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default on any deposit insurance assessment due to the FDIC.
          Deposit Insurance Assessments. The Bank is required to pay deposit insurance assessments set by the FDIC. During 2006, the FDIC approved a new risk-based assessment system for deposit insurance. The Bank’s deposits are insured up to $100,000 per insured non-IRA account and up to $250,000 per IRA account by the Bank Insurance Fund of the FDIC. It is expected that all banks will pay assessments under this revised system, while under the previous system, certain banks deemed not to pose a threat to the deposit insurance system did not pay any assessments. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under the revised assessment rate schedule, the Bank’s assessment will range from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically. Increases in the assessment rate may have an adverse effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.
          Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator (currently the FDIC), or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer. The Bank is not subject to any such requirements.
          Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.
          Capital Adequacy. The Bank is subject to capital requirements and limits on activities established by the FDIC. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, as such term is defined therein, of 4% and total risk-based capital, as such term is defined therein, of 8%. In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1% to 2% if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.
          Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than four percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a tangible equity ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. As of December 31, 2006 the Bank was well capitalized within the meaning of the capital guidelines.
          If a state bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC and the FDIC may also take certain actions to correct the capital position of the bank. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.
          If a state bank is classified as significantly undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the FDIC determines otherwise.
          The capital classification of a bank affects the frequency of regulatory examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The FDIC is required to conduct a full-scope, on-site examination of every bank on a periodic basis.
          Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.
State regulation.
     As a North Carolina-chartered bank, the Bank is also subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina-chartered commercial bank may establish branch offices. North Carolina banking law requires that any merger, liquidation or sale of substantially all of the assets of the Bank must be approved by the Commissioner and the holders of two thirds of the Bank’s outstanding common stock.
     Change of control. North Carolina banking laws provide that no person may directly or indirectly purchase or acquire voting stock of the Bank that would result in the change in control of the Bank unless the Commissioner has approved the acquisition. A person will be deemed to have acquired “control” of the Bank if that person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the Bank, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the Bank.
     Loans. In its lending activities, the Bank is subject to North Carolina usury laws which generally limit or restrict the rates of interest, fees and charges and other terms and conditions in connection with various types of loans. North Carolina banking law also limits the amount that may be loaned to any one borrower.
     Dividends. The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.
Future legislation and regulations.
     Yadkin cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, their effect on its operations. Any change in applicable law or regulation, state or federal, may have a material adverse effect on its business.
Number of Employees
     At December 31, 2006, the Company had 309 full-time employees (including our executive officers) and 94 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.
Item 1A. Risk Factors
          An investment in our common stock involves risks. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10K and information incorporated by reference in this Form 10K, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and shareholders could lose part or all of their investment. This Form 10K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
          We intend to continue pursuing a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected. Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth
We may face risks with respect to future expansion.
     As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly in the last four years. We have purchased two other financial institutions as a part of that strategy. We may acquire other financial institutions or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity may not be accurate;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.
     We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
          With most of our loans concentrated in the central Piedmont and Northwestern region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. At December 31, 2006, approximately 75.8% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Interest rate volatility could significantly harm our business.
          Our results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of Bank’s earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.
We may have higher loan losses than our allowance for loan losses.
          Our loan losses could exceed the allowance for loan losses that we have set aside. Our average loan size continues to increase and reliance on historic allowances for loan losses may not be adequate. Approximately 70.4% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.
The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.
          We intend to continue to build market share through our de novo branching strategy. We have regulatory approval to open a new branch, which we intend to do in April 2007. The new branch is a leased facility in a shopping center. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.
If we lose key employees with significant business contacts in our market area, our business may suffer.
          Our success is dependent on the personal contacts of our officers and employees in our market area. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for competitors. Our future success depends on the continued contributions of our existing senior management personnel, particularly on the efforts of our President and CEO, William A. Long, who has significant local experience and contacts in our market area.
Government regulations may prevent or impair our ability to pay dividends, engage in acquisitions, or operate in other ways.
          Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in the Bank, by restricting our activities, such as:

•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits; and

•	the possible expansion of branch offices
          We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.
Our trading volume has been low compared with larger banks and bank holding companies and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
          The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended February 21, 2007 was approximately 3,975 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
We face strong competition in our market area, which may limit our asset growth and profitability.
          The banking business in our primary market area, which is currently concentrated in the central Piedmont and Northwestern area of North Carolina, is very competitive, and the level of competition we face may increase further, which may limit our asset growth and profitability. We experience competition in both lending and attracting funds from other banks and nonbank financial institutions located within our market area, some of which are significantly larger, well-established institutions. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms. We may face a competitive disadvantage as a result of our smaller size, lack of multi-state geographic diversification and inability to spread our marketing costs across a broader market.
Our Articles of Incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.
     Our Articles of Incorporation include certain anti-takeover provisions, such as being subject to the Shareholder Protection Act and Control Share Acquisition Act under North Carolina law, which may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control of the Company by allowing minority shareholders to prevent a transaction favored by a majority of the shareholders. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of the Company. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
Our common stock is not FDIC insured.
          Our common stock is not a savings or deposit account or other obligation of the bank and is not insured by the Federal Deposit Insurance Corporation, the Bank Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Item 1B. Unresolved Staff Comments
None.
Item 2 — Properties
     The Company currently operates out of 23 full-service banking offices, 10 mortgage lending offices operated by Sidus and 6 administrative offices as set forth below:

	Approximate Square	Year Established/
Office location	Footage	Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
107 North Fifth Avenue, West Jefferson, NC	2,400	1988
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
516 Hawthorne Drive, Yadkinville, NC	2,324	2004

Offices doing business as Piedmont Bank -
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	13,800	2005
3475 East Broad St, Statesville, NC	1,800	2006

Offices doing business as High Country Bank-
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
520 Church Road, Boone, NC	215	2001
783 W. King Street Ste A, Boone, NC	1,200	2004
3618 Mitchell Ave, Linville, NC	3,000	2005

Offices operated by Sidus Financial, LLC
1905 Turnberry Drive, Greenville, NC	10,000	2004
1073 13th Street SE, Hickory, NC	750	2004
350 South Cox Ste D, Asheboro, NC	800	2004
611 N. Courthouse Rd, Richmond, VA	2,847	2004
1824 E. Main St, Easley, SC	1,000	2004
Atlantic Beach Causeway Ste 16, Atlantic Beach, NC	720	2004
4915 Water Edge Drive Ste 295, Raleigh, NC	1,000	2005
6511 Creedmoor Road Ste 207, Raleigh, NC	1,150	2006
2308 Cedar Run Place, Wilson, NC	950	2006
1430 Commonwealth Dr. #200 Ste B, Wilmington, NC	3,300	2006

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004

Item 3 — Legal Proceedings
     The Bank has been sued for damages by two former employees in regard to an employment agreement with their previous employer whose company was merged with and into the Bank. Other than these matters, there are no legal proceedings pending or, to the best knowledge of the Bank’s management, threatened which, in the opinion of management, will have a material effect on the financial condition or results of operation of the Bank.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5 —Market for Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     Market for the Common Stock of the Bank. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.” As of March 1, 2007, the Bank had 4,324 shareholders of record.
     The following table lists high and low published closing prices of Yadkin’s common stock (as reported on The Nasdaq Global Select Market) and dividends paid for the calendar quarters indicated:

Year				Year
2006	Price			2005	Price
Quarterly Period	High	Low	Dividend	Quarterly Period	High	Low	Dividend
First quarter	$15.00	$14.05	$0.11	First quarter	$15.25	$13.75	$0.10
Second quarter	15.23	13.58	0.12	Second quarter	15.00	13.27	0.11
Third quarter	16.00	14.16	0.12	Third quarter	14.99	13.00	0.11
Fourth quarter	19.95	15.17	0.12	Fourth quarter	14.85	12.60	0.11
     Dividends. In the future, any declaration and payment of cash dividends will be subject to Yadkin’s Board of Directors’ evaluation of its operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.
     Regulatory restrictions on cash dividends. North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Issuer Purchase of Equity Securities

	Total Number		Total Number of Shares	Maximum Number of Shares that
	of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under the
Period	Purchased	Paid per Share	Announced Plans or Programs	Plans or Programs

10/1-10/31/06	7,500	16.11	7,500	43,396
11/1-11/30/06	—	—	—	43,396
12/1-12/31/06	1,000	18.20	1,000	42,396
Item 6 — Selected Financial Data

	2006	2005	2004	2003	2002
Years Ended December 31,
Total interest income	$67,305,890	$53,250,997	$42,663,346	$33,126,834	$28,084,070
Total interest expense	26,429,344	18,586,196	12,211,296	10,281,115	9,865,506

Net interest income	40,876,546	34,664,801	30,452,050	22,845,719	18,218,564
Provision for loan losses	2,165,000	1,724,000	1,620,000	1,280,000	1,460,000

Net interest income after provision for loan losses	38,711,546	32,940,801	28,832,050	21,565,719	16,758,564
Total other income	14,345,158	13,243,530	9,227,890	7,290,556	5,403,693
Total other expense	32,092,847	29,626,962	24,015,608	15,811,009	11,659,188

Income before income taxes	20,963,856	16,557,369	14,044,332	13,045,266	10,503,069

Income taxes	7,171,959	5,398,905	4,559,800	4,125,936	3,462,454

Net Income	$13,791,897	$11,158,464	$9,484,532	$8,919,330	$7,040,615

Net income per share information:
Basic	$1.30	$1.04	$0.90	$1.02	$0.90
Diluted	$1.28	$1.03	$0.89	$1.00	$0.89
Cash dividends	$0.47	$0.43	$0.40	$0.40	$0.40

Weighted average shares
Basic	10,607,650	10,685,457	10,531,774	8,724,515	7,790,276
Diluted	10,788,798	10,828,799	10,694,761	8,902,108	7,919,299
Key Balance Sheet Data

	2006	2005	2004	2003	2002
As of December 31,
Loans, net	$846,431,886	$759,483,119	$720,297,551	$474,769,820	$439,255,668
Deposits	907,846,899	814,352,588	728,708,104	563,518,017	557,282,939
Total assets	1,119,901,573	1,024,294,504	959,790,276	683,807,059	663,404,841
Stockholders’ equity	124,399,141	116,322,897	111,640,237	72,870,703	68,124,970

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is provided to assist in understanding and evaluating Yadkin’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Yadkin Valley Financial Corporation has no material operations of its own and its primary purpose is to hold the stock of Yadkin Valley Bank.
Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Bank’s accounting for loans, the provision and allowance for loan losses and goodwill. In particular, the Bank’s accounting policies relating to the provision and allowance for loan losses and possible impairment of goodwill involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations. Please see the discussion below under “Loans,” “Provision for Allowance for Loan Losses,” and “Goodwill.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” for additional information regarding all of the Bank’s critical and significant accounting policies.
LOANS – Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the simple interest method based on the outstanding principal balance.
Loans that are deemed to be impaired (i.e. probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established as part of the allowance for loan losses to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g. loans with similar risk characteristics). The Bank’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Bank discontinues the accrual of interest when the collectibility of such interest becomes doubtful.
PROVISIONS AND ALLOWANCE FOR LOAN LOSSES – The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable incurred losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating, and other conditions that may be beyond the Bank’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.
GOODWILL – Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded.
Financial Condition
The Bank’s total assets increased 9.3% from $1,024.3 million at December 31, 2005 to $1,119.9 million at December 31, 2006. Total gross loans held for investment increased 10.5% from $737.5 million at December 31, 2005 to $814.9 million at December 31, 2006. Deposits grew 11.5% from $814.3 million at December 31, 2005 to $907.8 million at December 31, 2006.

The balance of gross loans held for investment grew by $77.4 million (10.5%), and this moderate growth was consistent throughout 2006, a year of economic growth in North Carolina. Commercial real estate loans make up 39% of total loans followed by other commercial loans (18%), equity lines (12%) and real estate-construction (13%), residential 1-4 family first liens (8%), consumer (6%), multifamily (3%) and farm loans (1%). The weighted average rate for loans held for investment at December 31, 2006 was 7.83% as compared to 7.13% at December 31, 2005. Variable rate loans comprised 50% of the total loans at December 31, 2006, a decrease from 56% at the prior year end. At December 31, 2006, the aggregate yield of variable rate loans was 8.61% as compared to 7.04% for fixed rate loans.
Mortgage loans held for sale increased by $10.9 million (34.8%) as loan closings in December 2006 exceeded loan closings in December 2005 by $18.3 million while loans sold increased by only $8.4 million. These loans are closed, managed, and sold by Sidus Financial, LLC (“Sidus”), the Bank’s mortgage subsidiary acquired on October 1, 2004. The increase was due to the volume and timing of the closings. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held for sale are normally sold to investors within two to three weeks after closing. Loans closed by Sidus in 2006 totaled $872 million with monthly volume ranging from $51 million in January to $84 million in October.
The securities portfolio increased by $13.8 million (12.1%), resulting from a $13.1 million increase in amortized cost and a $0.7 million increase in the fair market value adjustment. All securities were held in the available-for-sale category and included U.S. Government agency securities of $50.6 million (39.7%), state and municipal securities of $31.1 million (24.4%), mortgage-backed securities of $40.9 million (32.1%), U.S. Treasury securities of $3.0 million (2.4%), and other securities of $1.9 million (1.4%). The fair market value adjustment improved from an unrealized loss of $1.4 million to an unrealized loss of $0.7 million due to lower yield investments either maturing or shortening their duration and to additional investments made at higher rates throughout the year. The tax equivalent yield of securities held at December 31, 2006 was 5.03%, an increase from 4.41% a year earlier. Deposits grew by $93.5 million for the year ended December 31, 2006. Products were designed to attract deposits to checking, savings, and money market accounts with charges for checking accounts being lower than competitors’ charges. The largest contributors to deposit growth were certificates of deposit (CDs), which increased by a total of $96.0 million or 22.5% and noninterest-bearing deposits, which increased by $15.9 million or 11.7%. These deposit increases more than offset the declines in NOW accounts of $6.4 million and in savings accounts of $2.6 million. CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient to fund loans. Although there is no concentration of deposits from one individual or entity, the Bank does have $228.5 million or 25.2% of its total deposits in the $100,000 or greater CDs (“jumbo CDs”) category. Jumbo CDs increased by $58.0 million or 34.0% over the balance at December 31, 2005. Due to the merger of many banks in the market, there were fewer places for individuals to open accounts and be insured above $100,000 by the Federal Deposit Insurance Corporation. These deposits reflect the rates that have been paid and the financial strength of the customers. The weighted average rate (WAR) for CDs outstanding on December 31, 2006 was 4.21%, up from 3.61% at the end of the prior year, an increase of 60 basis points as compared to prime rate increase of 100 basis points during the first six months of 2006. The WAR paid on outstanding jumbo CDs at December 31, 2006 was 99 basis points higher than on other CDs, an increase from the prior year-end spread of 27 basis points. Most jumbo CDs were issued at the special rates offered by the Bank mostly for terms that were less than one year. The weighted average remaining term on jumbo CDs at December 31, 2006 was 8.8 months, down from 13.5 months a year earlier. The CD rate increases were attributable to the market rate increase, while the average terms decreased as investors selected shorter maturities due to the declining slope of the yield curve and to the special rates offered by the bank for shorter terms. Jumbo CDs were concentrated in the $100,000 to $200,000 range which comprised 55.9% of the total jumbo CD principal balance.
In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements decreased from $30.6 million at December 31, 2005 to $28.8 million at December 31, 2006. Advances from the Federal Home Loan Bank at December 31, 2005 totaled $53.4 million compared to $35.2 million at December 31, 2006, a decrease of $18.2 million. Short-term advances decreased by $10.7 million and long-term advances decreased by $7.5 million

Results of Operations
The Bank’s net income for 2006 was $13,791,897, a 23.6% increase over 2005 net income of $11,158,464. Basic net income per common share was $1.30 in 2006 compared to $1.04 and $.90 in 2005 and 2004, respectively. Diluted net income per common share was $1.28 in 2006 compared to $1.03 and $0.89 in 2005 and 2004, respectively. Return on average assets was 1.31% in 2006, 1.14% in 2005, and 1.07% in 2004. Return on average equity was 11.52% in 2006, 9.79% in 2005, and 9.20% in 2004. Return on tangible equity was 16.80% in 2006, 14.65% in 2005 and 13.54% in 2004. The returns increased in 2006 as a result of both loan growth and asset sensitivity to the rising prime rate which increased 100 basis points during the first six months. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the increase in net interest income attributable to volume was $2.6 million while rate increases contributed another $3.6 million.
Net Interest Income
Net interest income is the primary source of operating income for the Bank. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.
For analytical purposes, net interest income may be reported on a tax equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2006, 2005, and 2004. These tables detail changes in interest income and expense and net interest income changes caused by rate and/or volume.
Taxable equivalent net interest income increased $6.2 million or 17.7% in 2006 over 2005 compared to an increase of $4.4 million or 14.2% in 2005 from 2004. Average earning assets increased $73.4 million or 8.5% in 2006 over 2005 after increasing $76.6 million or 9.8% in 2005. Average loans increased $62.6 million or 8.4% in 2006 compared with an increase of $84.4 million or 12.9% in 2005. Average investment securities increased $12.7 million or 11.4% from 2005 to 2006 compared to a decrease of $8.8 million or 7.3% from 2004 to 2005.
The net interest margin (taxable equivalent net interest income as a percentage of average interest earning assets) increased to 4.45% from 4.10% comparing 2006 to 2005 after increasing to 4.10% from 3.94% for the prior comparative periods. As the Interest Rate/Volume Variance Analysis table (page 21) shows, the increase in net interest income during 2006 attributable to volume (asset and liability growth) was $2.6 million while rate increases contributed another $3.7 million. In addition, the net interest margin increase was partially attributable to funding a higher percentage of earning assets with noninterest-bearing liabilities in 2005. This factor is illustrated by a decline in the ratio of interest-bearing liabilities to interest earning assets to 83.3% in 2006 from 84.8% in 2005. Increases in asset and liability rates during 2006 were driven by the prime rate increasing from 7.25% to 8.25% during the first 6 months of the year. These increases followed a larger prime rate increase in 2005 from 5.25% to 7.25%.
Interest spread was 3.88% in 2006 compared to 3.71% in 2005 and 3.67% in 2004. Interest spread measures the difference between net yield on interest earning assets (taxable equivalent interest income as percentage of average interest earning assets) and the interest paid on interest-bearing liabilities.
The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Bank for the last three years.

Interest Rates Earned and Paid
Net Interest Income Analysis-Fully Taxable Equivalent (dollars in thousands)

	For Years Ended December 31,
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$3,799	$191	5.03%	$4,766	$163	3.42%	$5,388	$63	1.17%
Interest-bearing deposits	2,047	92	4.49%	2,978	84	2.82%	1,380	29	2.10%
Investment securities (1)	124,632	5,726	4.59%	111,911	4,671	4.17%	120,674	4,907	4.07%
Total loans (1) (2)	803,336	61,930	7.71%	740,719	48,932	6.61%	656,314	38,104	5.81%

Total average earning assets (1)	933,814	67,939	7.28%	860,374	53,850	6.26%	783,756	43,103	5.50%

Non earning assets	118,240			122,221			101,720

Total average assets	$1,052,054			$982,595			$885,476

INTEREST BEARING LIABILITIES
NOW and money market	192,516	3,791	1.97%	208,083	3,218	1.55%	201,157	2,173	1.08%
Savings	39,370	393	1.00%	42,880	454	1.06%	44,222	454	1.03%
Time Certificates	468,108	19,662	4.20%	376,888	11,968	3.18%	344,019	7,922	2.30%

Total interest bearing deposits	699,994	23,846	3.41%	627,851	15,640	2.49%	589,398	10,549	1.79%
Repurchase agreements sold	30,655	878	2.86%	34,984	757	2.16%	29,218	379	1.30%
Borrowed funds	47,263	1,705	3.61%	66,694	2,189	3.28%	49,255	1,283	2.60%

Total interest bearing liabilities	777,912	26,429	3.40%	729,529	18,586	2.55%	667,871	12,211	1.83%

Non-interest bearing deposits	145,453			131,395			108,017
Stockholders’ equity	119,749			114,033			103,046
Other liabilities	8,940			7,638			6,542

Total average liabilities and stockholders’ equity	$1,052,054			$982,595			$885,476

NET INTEREST INCOME/ MARGIN (3,4)		$41,510	4.45%		$35,264	4.10%		$30,890	3.94%

INTEREST SPREAD (5)			3.88%			3.71%			3.67%

1.
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax–equivalent basis, assuming a Federal income tax rate of 34%. The calculation includes an adjustment for nondeductible portion of interest expense used to fund tax exempt assets.

2.	The loan average includes loans on which accrual of interest has been discontinued.

3.	The net interest income is the difference between income from earning assets and interest expense.

4.	Net interest margin is net interest income divided by total average earning assets.

5.	Interest spread is the difference between the average interest rate received on earning assets and the average interest paid on interest-bearing liabilities.
The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the current period’s volume), and (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume).

     Interest Rate/Volume Variance Analysis (in thousands)

	2006-2005			2005-2004
	Net Increase (Decrease)			Net Increase (Decrease)
	due to change in:			due to change in:
	Average	Average	Increase	Average	Average	Increase
	Balance	Rate	(Decrease)	Balance	Rate	(Decrease)
INTEREST EARNING ASSETS:
Federal funds sold	$(49)	$77	$28	$(21)	$121	$100
Investment securities	533	501	1,034	(328)	50	(278)
Other Investments	(42)	50	8	45	10	55
Total loans	4,817	8,167	12,984	5,562	5,149	10,711

Interest earning assets	$5,260	$8,794	$14,054	$5,258	$5,330	$10,588

INTEREST BEARING LIABILITIES
NOW and money market	$(307)	$880	$573	$107	$938	$1,045
Savings	(35)	(26)	(61)	(14)	14	0
Time certificates	3,832	3,862	7,694	1,044	3,002	4,046

Total interest bearing deposits	3,490	4,716	8,206	1,137	3,954	5,091
Borrowed funds	(788)	425	(363)	672	612	1,284

Total interest bearing liabilities	$2,702	$5,141	$7,843	$1,809	$4,566	$6,375

Note: Variances caused by the changes in rate times the changes in volume are allocated equally.
Tax effect of tax-exempt income from securities disregarded due to immateriality.
Income on nonaccrual loans is included in the volume and rate variance analysis table only to the extent that it represents interest payments received.
Market Risk, Asset/Liability Management and
Interest Rate Sensitivity
The Bank’s principal business is the origination or purchase of loans, funded by customer deposits, loan sales, and, to the extent necessary, other borrowed funds. Consequently, a significant portion of the Bank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Bank’s future net interest income and cash flows. Interest rate risk is the Bank’s primary market risk exposure. The Bank has not entered into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Bank has no market risk-sensitive instruments held for trading purposes. The Bank’s exposure to market risk is reviewed on a regular basis by its management.
The Bank measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest- bearing liabilities that either reprice or mature within a given period of time. The difference or the interest rate repricing “gap” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.
The interest rate sensitivity management function is designated to maintain consistent growth of net interest income with acceptable levels of risk to interest rate changes generally on a one year horizon. The net interest margin declined moderately each quarter in 2006 from 4.55% in the first quarter to 4.34% in the fourth quarter. In 2005, the net interest margin improved in the first and second quarter and again in the fourth quarter after being unchanged in the third quarter. Management uses various resources to measure interest rate risk, including simulating net interest income under different rate scenarios, monitoring changes in asset and liability values under similar rate scenarios and monitoring the gap between rate sensitive assets and liabilities over different time periods. The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2006 that mature or are expected to reprice within the listed time periods.

GAP Analysis

	Repricing
	Three	Over 3		Over 1 Year	Over 3 Yrs
	Months	Months to	Total	Thru	Thru	Over
(IN THOUSANDS)	Or Less	12 Months	1 Year	3 Years	5 Years	5 Years	Total

Earning Assets
Loans:
Commercial	$128,741	$9,333	$138,074	$22,551	$15,362	$6,317	$182,304
Real estate – construction	33,254	32,109	65,363	20,590	5,520	11,565	103,038
Real estate – mortgage	284,344	34,694	319,038	85,032	63,017	12,611	479,698
Consumer	10,039	14,250	24,289	15,888	7,241	2,452	49,870

Total	456,378	90,386	546,764	144,061	91,140	32,945	814,910

Securities:
U. S. Treasuries and other agencies	2,000	3,500	5,500	34,515	13,920	—	53,935
State and municipal securities	100	835	935	3,410	8,725	18,083	31,153
Mortgage backed debt securities	10,008	23	10,031	25,611	5,582	—	41.224
Mutual funds/equities	1,057	—	1,057	152	—	—	1,209

Total	13,165	4,358	17,523	63,688	28,227	18,083	127,521

Federal funds sold	—	—	—	—	—	—	—
Interest bearing due from banks	1,669	—	1,669	—	—	—	1,669

Earning assets	$471,212	$94,744	$565,956	$207,749	$119,367	$51,028	$944,100

Paying Liabilities:
NOW accounts	$12,279	3,449	15,728	$7,536	$52,816	—	$76,080
Money market accounts	21,237	45,592	66,829	18,784	34,451	—	120,064
Savings	3,875	8,298	12,173	12,354	12,355	—	36,882
Certificates:
Over $100,000	74,098	106,450	180,548	35,671	12,335	—	228,554
Other certificates	69,048	158,142	227,190	57,762	9,499	—	294,451

Total deposits	180,537	321,931	502,468	132,107	121,456	—	756,031

TT& L Notes	1,958	—	1,958	—	—	—	1,958
Repurchase Agreements/Fed funds purchased	36,905	5,000	41,905	—	—	—	41,905
FHLB borrowing	18,200	5,000	23,200	10,000	—	2,000	35,200

Total paying liabilities	$237,600	$331,931	$569,531	$142,107	$121,456	$2,000	$835,094

GAP	$233,612	$(237,187)	$(3,575)	$66,400	$(1,959)	$48,140	$109,006
GAP %	198.3%	28.5%	99.4%	146.2%	98.3%	2,551.4%	113.1%
Cumulative Gap	$233,612	$(3,575)	$(7,150)	$58,492	$56,403	$105,431	$214,437
Cumulative Gap %	198.3%	99.4%	99.4%	104.6%	104.0%	107.5%	109.6%
Additional information regarding loans with maturity dates that exceed one year

Fixed rate loans with maturities that exceed one year	$329.4 million
Variable rate loans with maturities that exceed one year	$265.8 million
Net interest earnings at risk is the potential adverse change in net interest income arising from assumed changes in interest rates. The potential change is measured over a one year forecast time horizon. The table below illustrates net interest earnings at risk using a +/- 200 basis point change in interest rates; assuming a parallel shift in the treasury yield curve. The model simulates changes in repricing, prepayments, call-options, and other rate-driven parameters that affect the level and timing of cash flows.

Income Shock Summary
(in thousands)

	January 1, 2007 - December 31, 2007
	Base	Rates UP (+200 bp)		Rates DN (-200bp)
	Amount	Amount	% Change	Amount	% Change
Short-term investments	$202	$282	39.60	$122	(39.60)
Securities	7,221	7,323	1.42	6,897	(4.48)
Loans	71,093	79,961	12.47	62,136	(12.60)

Interest income	78,515	87,565	11.53	69,155	(11.92)

Transaction deposits	3,358	5,754	71.35	1,090	(67.54)
Certificates of deposit	24,145	29,108	20.55	19,390	(19.69)
Borrowed money	4,189	5,448	30.05	2,862	(31.68)

Interest expense	31,692	40,310	27.19	23,342	(26.35)

Net interest income	$46,824	$47,256	0.92	$45,813	(2.16)

Liquidity Management
The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds lines of credit, Federal Home Loan Bank line of credit, and availability at the Federal Reserve discount window. Liquidity needs have been met primarily through federal funds purchased and the use of a line of credit at the Federal Home Loan Bank. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In November 2005, the Bank opened a brokered deposit NOW account to add municipal deposits and averaged $662,795 during 2006. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these deposits have enhanced the Bank’s liquidity. The Bank expects to continue to increase this balance over the next twelve months. Otherwise, the Bank has not solicited deposits from outside its primary market area and has not engaged in the placement of deposits with nonmarket institutional customers.
Comparing 2006 to 2005, average total deposits increased 11.4% or $86.2 million. At December 31, 2006, total deposits reflected an 11.5% increase or $93.5 million compared to December 31, 2005. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $28.8 million at year-end 2006 compared to $30.6 million at year-end 2005. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the Federal Home Loan Bank at December 31, 2006 was $95.4 million. At end of year 2006, unpledged securities totaled $59.0 million or 46.3% of the securities portfolio.
OTHER BORROWED FUNDS
See Note 8 under “Notes to Consolidated Financial Statements”.
Investment Securities
At December 31, 2006, the securities classified as available for sale, carried at market value, totaled $127.5 million with an amortized cost of $128.3 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital. Securities available for sale consist of U.S. treasury notes with an average life of 1.92 years, U.S. government agencies with an average life of 2.43 years, municipal securities with an average life of 6.83 years, and mortgage backed securities with an average life of 4.70 years. Management has determined that it has both the ability and intent to hold these securities until maturity. The proceeds from maturities and sales were invested along with funds in excess of loan demand. Refer to Note 3 in the Notes to Consolidated Financial Statements for additional information.
Maturities and Yields of Debt Securities
As of December 31, 2006

Dollars in thousands	Within 1 year		1 to 5 years		5 to 10 years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for sale securities
U.S. Treasuries	$—		$2,992	4.79%	$—		$—		$2,992
U.S. Government agencies	5,481	3.76%	45,150	4.70%	—		—		50,631
Mortgage backed securities	—		3,945	4.42%	3,900	4.03%	33,048	5.33%	40,893
Municipals	937	6.31%	12,210	5.57%	12,591	5.74%	5,324	5.64%	31,062
Other	1	5.05%	890	3.68%	—		1,052	5.53%	1,943

Total available for sale securities	$6,419		$65,187		$16,491		$39,424		$127,521

Time Deposits
The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.
Maturities of Time Deposits
As of December 31, 2006

Dollars in thousands	Within	Three to	Six to	Within	One To
	Three	Six	Twelve	One	Five
	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$74,098	$53,317	$53,132	$180,547	$48,006	$228,553

Other time deposits	$69,048	$66,898	$91,244	$227,190	$67,261	$294,451
Capital Adequacy
Stockholders’ equity at December 31, 2006, totaled $124.4 million, an increase of 6.9% over 2005 year-end equity of $116.3 million. The 2006 equity total includes an unrealized net loss on available for sale securities of $470,968 compared to an unrealized net loss of $904,408 at December 31, 2005. The Bank’s internal capital generation rate (net income less cash dividends declared, as a percentage of average equity) was 7.3% in 2006 and 5.7% in 2005. Dividends in 2006 were 36.2% of after tax earnings compared to 41.2% in 2005 and 44.7% in 2004. The Bank had pursued a policy of increasing the dividend payout as a percentage of after tax earnings in recent years until 2002. The current dividend policy is a payout of approximately 40% of earnings up to a policy maximum of 50% of earnings.
The table below details the plans and number of shares repurchased. Shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The table below details the stock repurchase activity from inception of the plans through December 2006. The 2002 through 2005 plans were approved by a vote of the shareholders of Yadkin Valley Bank and Trust Company. Following reorganization as a holding company on July 1, 2006, the Board of Directors of Yadkin Valley Financial Corporation approved stock repurchases of up to 100,000 shares, which is identified in the table below as the “2006 plan”.

Plan Year	Shares Repurchased & Cancelled	Average Cost	Total Reduction of Capital
2002 and prior plans 550,000 shares approved	493,015	12.23	6,029,142

2003 Plan 300,000 shares approved	15,935	16.81	267,894

2004 Plan 300,000 shares approved	80,621	14.09	1,135,554

2005 Plan 300,000 shares approved	54,648	14.05	268,074

2006 Plan 100,000 shares approved	51,504	14.96	1,302,082

Total Repurchased	695,723	12.94	9,002,746
The Bank’s tangible equity ratio was 8.01%, 7.94% and 7.95% at end of year 2006, 2005, and 2004, respectively. These ratios exceed all minimum regulatory capital requirements. The detail for the calculation of these ratios is in the following table.

Capital Adequacy Ratios
December 31,	2006	2005	2004
Tangible assets	$1,082,166,964	$986,307,496	$921,414,360
Tangible equity*	86,664,532	78,335,889	73,264,321
Tangible equity ratio*	8.01%	7.94%	7.95%
Regulatory guidelines	3%	3%	3%

*	Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.
Loans
Net loans held for investment (total loans held for investment less allowance for loan losses) as of December 31, 2006 were $804.1 million as compared with $728.1 million as of December 31, 2005, an increase of 10.4% or $76.0 million. In addition, the Bank’s residential mortgage loans classified as held for sale totaled $42.3 million and $31.4 million at December 31, 2006 and 2005, respectively, representing an increase of 34.8% or $10.9 million. The Bank places emphasis on commercial loans to small and medium size businesses, consumer based installment loans, and residential mortgage lending. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

Loans (dollars in thousands)
As of December 31,

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate-
Construction	$111,353	13.66%	$92,447	12.53%	$80,000	11.64%	$48,360	10.07%	$49,055	11.80%
Mortgage	506,351	62.14%	439,925	59.65%	416,855	60.65%	281,623	58.62%	226,434	54.46%

Commercial, financial and
agricultural	147,473	18.10%	163,857	22.22%	154,740	22.51%	120,580	25.10%	105,275	25.32%
Consumer	49,733	6.10%	41,300	5.60%	35,750	5.20%	29,852	6.21%	35,002	8.42%

Total loans	814,910	100.00%	737,529	100.00%	687,345	100.00%	480,415	100.00%	415,766	100.00%
Allowance for loan losses	(10,829)		(9,473)		(8,654)		(6,188)		(6,218)

Net loans	$804,081		$728,056		$678,691		$474,227		$409,548

Nonperforming Assets
Nonperforming assets include loans classified as nonaccrual, foreclosures and repossessions, and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest when any loan is past due as to principal or interest and the collection of either is in doubt. Unsecured consumer loans are usually charged off when payments are more than 90 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.
Nonperforming assets as of December 31, 2006 totaled $2.4 million or 0.30% of total loans compared with $4.0 million or 0.54% in 2005 and $4.2 million or 0.61% in 2004. The Bank assertively pursues the liquidation of nonperforming assets through its collection department.
Nonperforming Assets
December 31,

	2006	2005	2004	2003	2002
Loans 90 days past due-still accruing	$0	$0	$0	$158,525	$580,263
Loans on nonaccrual	1,829,947	3,199,282	3,039,575	1,489,207	1,015,217
Other real estate	574,345	763,210	1,125,427	381,546	864,860

Total nonperforming assets	$2,404,292	$3,962,492	$4,165,008	$2,029,278	$2,460,340

Loans 90 days past due-still accruing/total loans	0.0%	0.0%	0.0%	0.03%	0.14%
Total nonperforming assets/total loans	0.30%	0.54%	0.61%	0.42%	0.59%
Provision and Allowance for Loan Losses
The risks inherent in the Bank’s loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
The provision for loan losses was $2,165,000 in 2006 compared to $1,724,000 in 2005 and $1,620,000 in 2004. This provision reflects management’s assessment of the adequacy of the allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile. The assessment primarily considers the allowance for loan loss levels relative to risk grades assigned by credit administration to loan types. The risk grades are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers’ cash flows, with asset values considered as a second source of payment.
Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or charged off. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels. The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant. The Chief Lending Officer coordinates the loan approval process for loans not involving the Board by delegating authority to certain lenders and by appointing the members and chairman of the Bank Loan Committee. The Bank Loan Committee is comprised of bank officers and approves new loans and relationship exposures over certain dollar amounts. The Chief Lending Officer either approves or delegates the loan authority for the approval and renewal of all other loans. Officer loan approval limits are reviewed and approved by the Board of Directors. The Chief Credit Officer writes credit policy which includes underwriting guidelines and procedures. The Chief Credit Officer and the Chief Lending Officer are voting members of the Bank Loan Committee.
Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.
As a part of the continual grading process, loans over $20,000 are generally assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “substandard”, “doubtful”, or “loss” to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Impaired loans are identified in a periodic analysis of the adequacy of the reserve. An allocation of the allowance is made for loans graded “watch” or “satisfactory-merits attention” based on the loan grade. In estimating reserve levels, the Bank aggregates the remaining loans and reviews the historical loss experience by type of loan as additional criteria to allocate the allowance.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2006. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
The allowance for loan losses is created by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.
Management realizes that general economic trends greatly affect loan losses. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan losses were $810,000 or 0.10% of average loans in 2006 compared to $905,000 or 0.12% of average loans in 2005 and $1.2 million or 0.18% of average loans in 2004. Loan charge-offs in 2006 were comprised of numerous loans, mostly in the real estate and installment loan classifications. As of December 31, 2006, the allowance for loan losses was $10.8 million or 1.33% of year end loans. This allowance level compares with $9.5 million or 1.28% of loans held for investment at December 31, 2005 and $8.6 million or 1.25% at December 31, 2004. Management considers the allowance for loan losses at December 31, 2006 to be adequate.
The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

(Dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$9,473	$8,654	$6,188	$6,218	$3,536
Charge-offs:
Real estate loans	419	430	285	398	185
Installment loans	252	396	164	304	644
Credit card and related plans	49	70	72	31	34
Commercial and all other	280	387	1,048	776	263
Leases	—	—	—	—	—

Total charge-offs	1,000	1,283	1,569	1,509	1,126

Recoveries:
Real estate loans	69	145	91	57	16
Installment loans	60	84	60	57	107
Credit card and related plans	3	8	27	6	11
Commercial and all other	58	141	199	79	31

Total recoveries	190	378	377	199	165

Net Chargeoffs	810	905	1,192	1,310	961
Additions added to operations	2,165	1,724	1,620	1,280	1,460
Allowance acquired from HighCountry Bank *	—	—	2,038	—	—
Allowance acquired from Piedmont Bank *	—	—	—	—	2,183

Balance at end of year	$10,828	$9,473	$8,654	$6,188	$6,218

The following table presents the allocation of the allowance for loan losses by category.

*	Allowance was assigned to reduce Piedmont Bank and High Country Bank loans to fair market value at July 31, 2002 and January 1, 2004, respectively.
Allocation of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans In Each		Loans In Each		Loans In Each		Loans In Each		Loans In Each
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$7,076	76%	$2,918	72%	$1,369	73%	$1,552	69%	$3,803	67%
Commercial, agricultural, other	2,869	18%	5,424	24%	3,100	22%	2,416	25%	1,419	25%
Consumer	189	6%	243	4%	4,089	5%	1,269	6%	454	8%
Unallocated	695		888		96		950		542

	$10,829	100%	$9,473	100%	$8,654	100%	$6,187	100%	$6,218	100%

Noninterest Income
Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale of investment securities or mortgage loans and income earned from bank owned life insurance (BOLI).
Noninterest income increased 8.35% or $1.1 million in 2006. The increase was due primarily to increased income from gain on sale of mortgage loans, which increased to $6.0 million in 2006 from $5.2 million in 2005. Net loss on sales of investment securities was $86,000 in 2006 compared to a gain of $8,100 in 2005 and a gain of $57,000 in 2004. BOLI income, which is essentially exempt from state and federal income taxes, was $698,000 in 2006 compared to $581,000 in 2005 and $577,000 in 2004. The principal value of all bank owned life insurance on December 31, 2006 was $22.8 million compared to $16.6 million at December 31, 2005.
Service charges on deposit accounts increased 7.2% or $252,000 from 2005 to 2006 as use of the overdraft convenience product increased by $224,000 or 9.4% after decreasing 13.8% or $600,000 from 2004 to 2005. The increase from 2005 to 2006 was due to a 6.7% increase in the rate charged per transaction as well as an increase in volume and improved collection performance. Other service fees increased by $49,000 or 1.5% compared to an increase of $400,000 or 15.2% in 2005. The 2006 increase was attributable to commissions and fees from mortgage originated in bank branches (up $287,000 or 21.5%) and to merchant processing fees (up $159,000 or 39.1%). These increases were mostly offset by reclassification of an account from other service fees in 2005 to salaries and benefits in 2006. The reclassified account was a contra, or credit, expense account consisting of deferred loan costs under FASB 91. The amount of the credit included in other service fees in 2005 was $409,000. Gains on sales of mortgage loans increased $805,000 or 15.4% in 2006 due to improved margins for the loans sold by Sidus, the Bank’s mortgage lending subsidiary. Gains on sales of mortgage loans increased $4.6 million or 763.8% in 2005 with Sidus contributing $4.5 million of that increase. Sidus was acquired on October 1, 2004, and, thus, Sidus operations are included for only three months in 2004 as compared to twelve months in 2005. The results of operations include only three months Income from investment in bank-owned life insurance (BOLI) increased $118,000 (20.3%) in 2006, as additional policies were purchased at higher earning rates. The BOLI investment income increased $4,000 (0.6%) in 2005, as market yields on these policies remained approximately unchanged. Mortgage banking income decreased $106,000 or 29.1% in 2006 after a decrease of $461,000 or 56.0% in 2005, as a result of the decline in the servicing fees earned and an increase in document and handling (D&H) fee expense. The increase in D&H fees expense resulted from a change in the mortgage banking business processes following the acquisition of Sidus in October 2004. Sidus collects these fees, which are recorded as proceeds in calculating the gain on sale of mortgages. Servicing fees on mortgage loans decreased 9.5% or $64,000 in 2006 after a 2.9% increase in 2005. This was due to the Bank’s average servicing portfolio decrease of $25.3 million or 10.5% in 2006 following a decrease of $14.2 million or 5.1% in 2005.
Exposure to changing interest rates is expected to affect gains on mortgage sales because the mortgage origination volume is expected to increase when market rates decline and to decrease when rates rise. Since the Bank maintains a stable profit margin on mortgage loans sold, volume is the primary factor for determining gains on sales of mortgages. The impact of interest rates on the gain of a single mortgage loan is negligible because the Company secures a price commitment from its investor when it agrees to lock a rate for a borrower.
Noninterest Expense
Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses increased 8.3% comparing 2006 to 2005 and 23.4% comparing 2005 to 2004. This increase in noninterest expenses was related to the additional branches opened late 2005 and January 2006. Noninterest expense to average assets for 2006 was 3.05%, and for 2005 was 3.02%. Efficiency ratios for 2006 and 2005 were 56.16% and 59.32%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. The improvement in the efficiency ratio was due both to maintaining noninterest expenses at a slower growth rate than the growth rate for loans and deposits and to the net interest margin expansion. Other expenses attributable to the 2004 acquisition of High Country Bank were amortization of core deposit intangible, totaling $813,000 in 2006 and $853,000 in 2005, a noncash expense that will continue until 2022 and is being amortized under an accelerated method.
Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2006 to 2005, salaries and benefits increased by $1.3 million or 7.3%. Increases in accruals for bonuses, the openings of the new branches, and increased commissions accounted for the increase in salaries and benefits. Comparing 2005 to 2004, salaries and employee benefits increased 29.3% due primarily to the Sidus acquisition and new branches. Occupancy and equipment expense increased $606,000 or 18.4%, comparing 2006 to 2005. These expenses increased 30.3% comparing 2005 to 2004. The increase is due mainly to the two new branches opening in 2005 and twelve months of Sidus expenses in 2005 versus three months in 2004.
Other operating expenses increased $1,028,000 or 18.3% comparing 2006 to 2005, up from 17.7% comparing 2005 to 2004. Expenses attributable to the new branches continued to account for some of the increase, along with the reclassification of certain expenses associated with ATM service that was previously consolidated with data processing expense, and expenses associated with the production of the customer statements that previously had been combined with printing and supplies. Other operating expenses include items such as computer supplies, marketing, directors fees, postage, mortgage origination related expenses and professional fees.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2006 is not material. The following table reflects contractual obligations of the Bank as of December 31, 2006.

Contractual Obligations	Within One	One Year to	Three Years to	After Five
(in thousands)	Year	Three Years	Five Years	Years	Total
Short-term borrowings	$67,063	$—	$—	$—	$67,063
Long-term borrowings	—	10,000	2,000	—	12,000
Operating Leases	346	351	101	30	828
Total contractual obligations excluding deposits	67,409	10,351	2,101	30	79,891
Deposits	792,579	93,433	21,833	—	907,845
Deposits
Total contractual obligation	$862,988	$103,784	$43,934	$30	987,736
Deposits
In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2006, are presented in Note 14 to the consolidated financial statements.
As part of its ongoing business, the Bank does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, the Bank is not involved in any unconsolidated SPE transactions.
New Accounting Standards
See Note 1 to the consolidated financial statements for a discussion of new accounting standards and management’s assessment of the potential impact on the Bank’s consolidated financial statements.
Inflation
Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.
While the effect of inflation is normally not as significant as is the influence on those businesses that have large investments in plant and inventories, it does have an effect. There are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.
Forward Looking Statement
The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgements of the Bank and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
     See “MARKET RISK” under Item 7.
Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Yadkin Valley Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
March 13, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$42,387,101	$37,690,917
Federal funds sold	—	3,460,000
Interest-bearing deposits	1,669,033	14,342,570

TOTAL CASH AND CASH EQUIVALENTS	44,056,134	55,493,487

Securities available for sale — At fair value (Amortized cost $128,278,242 in 2006 and $115,179,002 in 2005)	127,520,514	113,716,460
Loans — Less allowance for loan losses of $10,828,882 in 2006 and $9,473,615 in 2005	804,080,971	728,056,390
Loans held for sale	42,350,915	31,426,729
Accrued interest receivable	5,796,450	4,802,890
Premises and equipment, net	27,098,420	27,373,055
Foreclosed real estate	574,345	763,210
Federal home loan bank stock, at cost	3,632,600	4,298,000
Investment in bank-owned life insurance	22,796,932	16,598,498
Goodwill	32,696,900	32,136,183
Core deposit intangible (net of accumulated amortization of $3,441,799 and $2,628,683 at December 31, 2006 and 2005)	5,037,709	5,850,825
Other assets	4,259,683	3,778,777

TOTAL ASSETS	$1,119,901,573	$1,024,294,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits :
Noninterest-bearing demand deposits	$151,811,660	$135,911,821
Interest-bearing deposits:
NOW, savings and money market accounts	233,031,838	251,422,817
Time certificates:
Over $100,000	228,553,689	170,573,819
Other	294,449,712	256,444,131

TOTAL DEPOSITS	907,846,899	814,352,588

Short-term borrowings	62,062,598	61,989,712
Long-term borrowings	17,000,000	24,000,000
Accrued interest payable	2,975,097	1,815,805
Other liabilities	5,617,838	5,813,502

TOTAL LIABILITIES	995,502,432	907,971,607

Stockholders’ Equity:
Common stock, $1 par value, 20,000,000 shares authorized; 10,611,052 shares issued in 2006 and 10,680,061 shares issued in 2005	10,611,052	10,680,061
Surplus	71,151,626	71,993,212
Retained earnings	43,107,431	34,554,032
Accumulated other comprehensive loss	(470,968)	(904,408)

TOTAL STOCKHOLDERS’ EQUITY	124,399,141	116,322,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,119,901,573	$1,024,294,504

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans held for investment	$61,798,938	$48,814,541	$38,103,716
Interest on federal funds sold	191,342	162,755	63,362
Interest and dividends on securities:
Taxable	4,093,326	3,109,693	3,471,708
Non-taxable	1,130,512	1,079,957	995,522
Interest-bearing deposits	91,772	84,051	29,038

TOTAL INTEREST INCOME	67,305,890	53,250,997	42,663,346

INTEREST EXPENSE:
Time deposits of $100,000 or more	8,569,185	4,673,489	2,498,805
Other time and savings deposits	15,277,302	10,966,925	8,050,059
Borrowed funds	2,582,857	2,945,782	1,662,432

TOTAL INTEREST EXPENSE	26,429,344	18,586,196	12,211,296

NET INTEREST INCOME	40,876,546	34,664,801	30,452,050

PROVISION FOR LOAN LOSSES	2,165,000	1,724,000	1,620,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,711,546	32,940,801	28,832,050

NON-INTEREST INCOME:
Service charges on deposit accounts	3,758,369	3,505,792	4,067,075
Other service fees	3,400,043	3,350,816	2,908,052
Net gain on sales of mortgage loans	6,025,837	5,220,456	604,387
Net gain(loss) on sales of investment securities	(85,596)	8,082	56,557
Income on investment in bank owned life insurance	698,434	580,542	576,748
Mortgage banking income	257,185	362,742	823,818
Other income	290,886	215,100	191,253

TOTAL NON-INTEREST INCOME	14,345,158	13,243,530	9,227,890

NON-INTEREST EXPENSES:
Salaries and employee benefits	18,693,212	17,428,029	13,480,515
Occupancy and equipment expenses	3,900,516	3,294,350	2,527,887
Printing and supplies	591,200	665,218	522,674
Data processing	418,056	666,863	1,044,095
Amortization of core deposit intangible	813,117	852,960	892,803
Communications expense	1,031,131	1,102,393	777,076
Other	6,645,615	5,617,149	4,770,558

TOTAL NON-INTEREST EXPENSES	32,092,847	29,626,962	24,015,608

INCOME BEFORE INCOME TAXES	20,963,856	16,557,369	14,044,332
INCOME TAXES	7,171,959	5,398,905	4,559,800

NET INCOME	$13,791,897	$11,158,464	$9,484,532

INCOME PER COMMON SHARE:
Basic	$1.30	$1.04	$0.90
Diluted	$1.28	$1.03	$0.89

CASH DIVIDENDS PER COMMON SHARE	$0.47	$0.43	$0.40
See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
NET INCOME	$13,791,897	$11,158,464	$9,484,532

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	619,218	(2,519,691)	(1,336,098)
Tax effect	(238,419)	970,313	510,790

Unrealized holding gains (losses) on securities available for sale, net of tax amount	380,799	(1,549,378)	(825,308)

Reclassification adjustment for realized (gains) losses	85,596	(8,082)	(56,557)
Tax effect	(32,955)	3,112	21,636

Reclassification adjustment for realized (gains) losses, net of tax amount	52,641	(4,970)	(34,921)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	433,440	(1,554,348)	(860,229)

COMPREHENSIVE INCOME	$14,225,337	$9,604,116	$8,624,303

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
					other com-
					prehensive	Total
	Common Stock			Retained	income	stockholders’
	Shares	Amount	Surplus	earnings	(loss)	equity
BALANCE, January 1, 2004	8,778,454	$8,778,454	$39,015,894	$23,566,186	$1,510,169	$72,870,703
Net income	—	—	—	9,484,532	—	9,484,532
Shares issued under stock option plan	39,294	39,294	310,122	—	—	349,416
Cash dividends declared	—	—	—	(4,236,509)	—	(4,236,509)
Shares repurchased	(81,471)	(81,471)	(505,538)	(595,893)	—	(1,182,902)
Shares and options issued in acquisition of High County Bank	1,709,392	1,709,392	30,131,374	—	—	31,840,766
Shares issued in acquisition of Sidus Financial	242,732	242,732	3,131,728	—	—	3,374,460
Other comprehensive loss	—	—	—	—	(860,229)	(860,229)

BALANCE, DECEMBER 31, 2004	10,688,401	10,688,401	72,083,580	28,218,316	649,940	111,640,237

Net income	—	—	—	11,158,464	—	11,158,464
Shares issued under stock option plan	25,930	25,930	165,322	—	—	191,252
Cash dividends declared	—	—	—	(4,594,887)	—	(4,594,887)
Shares repurchased	(34,171)	(34,171)	(228,210)	(227,062)	—	(489,443)
Exercise of stock appreciation rights	—	—	(26,826)	—	—	(26,826)
Fractional shares retired	(99)	(99)	(654)	(799)		(1,552)
Other comprehensive loss	—	—	—	—	(1,554,348)	(1,554,348)

BALANCE, DECEMBER 31, 2005	10,680,061	10,680,061	71,993,212	34,554,032	(904,408)	116,322,897

Net income	—	—	—	13,791,897	—	13,791,897
Shares issued under stock option plan	18,111	18,111	150,804	—	—	168,915
Cash dividends declared	—	—	—	(4,997,731)	—	(4,997,731)
Shares repurchased	(87,085)	(87,085)	(992,425)	(240,810)	—	(1,320,320)
Fractional shares retired	(35)	(35)	35	43	—	43
Other comprehensive loss	—	—	—	—	433,440	433,440

BALANCE, DECEMBER 31, 2006	10,611,052	$10,611,052	$71,151,626	$43,107,431	$(470,968)	$124,399,141

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,791,897	$11,158,464	$9,484,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investment securities	368,979	602,721	748,926
Provision for loan losses	2,165,000	1,724,000	1,620,000
Net gain on sales of mortgage loans	(6,025,837)	(5,220,456)	(604,387)
Net (gain) loss on sale of available-for-sale securities	85,596	(8,082)	(56,557)
Increase in cash surrender value of life insurance	(698,434)	(580,542)	(576,748)
Depreciation and amortization	1,948,901	1,673,511	1,364,549
(Gain) loss on sale of premises and equipment	50,299	38,725	(8,958)
Amortization of core deposit intangible	813,117	852,960	892,803
Deferred tax (benefit) provision	(958,870)	(1,180,361)	619,416
Originations of mortgage loans held-for-sale	(865,992,983)	(833,789,865)	(72,409,118)
Proceeds from sales of mortgage loans	861,094,634	849,190,163	54,897,413
(Increase) decrease in accrued interest receivable	(993,560)	(344,737)	(303,205)
(Increase) decrease in other assets	(292,041)	330,164	1,334,669
Increase (decrease) in accrued interest payable	1,159,292	680,111	207,368
Increase (decrease) in other liabilities	455,915	2,652,499	(2,771,539)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,971,905	27,779,275	(5,560,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(50,674,494)	(27,191,892)	(23,135,275)
Proceeds from sales of available-for-sale securities	15,180,679	3,554,070	21,064,966
Proceeds from maturities of available-for-sale securities	21,940,000	11,265,000	12,280,000
Net change in loans	(78,189,581)	(51,089,410)	(50,079,024)
Acquisition of Sidus Financial, LLC, net	(560,717)	(464,052)	(3,045,128)
Acquisition of High Country Financial Corp, net of cash acquired	—	—	3,623,321
Purchases of premises and equipment	(1,753,356)	(7,020,334)	(3,504,414)
Purchase of Federal Home Loan Bank stock	(3,213,700)	(766,300)	(3,274,000)
Proceeds from redemption of Federal Home Loan Bank stock	3,879,100	1,395,000	482,900
Proceeds from sales of premises and equipment	28,791	1,996,687	46,905
Investment in Bank owned life insurance	(5,500,000)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(98,863,278)	(58,321,231)	(45,539,749)

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	$(2,491,140)	$6,803,555	$34,936,738
Net increase (decrease) in time certificates	95,985,451	(78,840,929)	(34,346,550)
Net increase (decrease) in borrowed funds	(6,927,114)	(27,001,742)	48,735,829
Purchases of common stock	(1,320,320)	(489,443)	(1,182,902)
Dividends paid	(4,997,731)	(4,594,887)	(4,236,509)
Tax benefit from exercise of stock options	35,914	—	—
Retired fractional shares	43	(1,552)	—
Payment of stock appreciation rights	—	(26,826)	—
Proceeds from exercise of stock options	168,915	191,252	349,416

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,454,018	53,721,286	44,256,022

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,437,355)	23,179,330	(6,844,562)

CASH AND CASH EQUIVALENTS:
Beginning of year	55,493,489	32,314,157	39,158,719

End of year	$44,056,134	$55,493,487	$32,314,157

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$25,270,052	$17,906,085	$11,865,961

Cash paid for income taxes	$9,322,595	$5,097,596	$4,342,455

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES –

Transfer from loans to foreclosed real estate	$868,141	$959,032	$2,716,916

Common stock and stock options issued in business combination	$—	$—	$35,236,189

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization — Yadkin Valley Financial Corporation (the “Company”) was formed July 1, 2006 and has one subsidiary, Yadkin Valley Bank and Trust Company (the “Bank”). The Bank has three wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company’s customers, Sidus Financial LLC, which provides mortgage brokerage services throughout North Carolina and surrounding states, and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank was incorporated in North Carolina on September 16, 1968, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in northwestern North Carolina through 23 full-service banking offices. Sidus offers mortgage-banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Pennsylvania and Tennessee. The Company and its subsidiaries are collectively referred to herein as the “Company.”
Basis of Presentation — The consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its wholly owned subsidiary, Yadkin Valley Bank and Trust Company. Yadkin Valley Bank and Trust includes its wholly owned subsidiaries, Main Street Investment Services, Inc., PBRE, Inc. and Sidus Financial, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
Investment Securities — Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2005 and 2006 are classified as available for sale.
Loans and Allowance for Loan Losses — Loans that management has the intent and ability to hold for the foreseeable future are stated at their outstanding principal balances adjusted for any deferred fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and other fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the secured loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. The total of the impaired loans, impaired loans on non-accrual basis, the related allowance for loan losses and interest income

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
recognized on impaired loans is disclosed in Note 5.
The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the control of the Bank. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
Loans Held for Sale — Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in other income in the consolidated statements of income. Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.
Foreclosed Real Estate — Foreclosed real estate is stated at the lower of carrying amount or fair value less estimated cost to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.
Business Combinations — The Company accounts for all business combinations by the purchase method of accounting whereby acquired assets and liabilities are recorded at fair value on the date of acquisition with the remainder of the purchase price allocated to identified intangible assets and goodwill.
Mortgage Banking Activities — The Bank originates and sells to investors, loans secured by mortgages on single-family residential property. Mortgage loans held-for-sale are reported at the lower of cost or fair value as determined on an aggregate basis. Gains or losses resulting from loan sales are recognized at the time of sale, generally on the settlement date. If the Bank retains the right to service the loan, the previous book-carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer.
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Mortgage servicing rights are capitalized and amortized in proportion to and over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment based on changes in assumptions used to estimate fair value of those rights.
At December 31, 2006, 2005 and 2004, the Bank was servicing loans for others of approximately $231,189,795, $251,197,500, and $272,674,000, respectively. The Bank carries fidelity bond insurance coverage of $8,000,000 and errors and omissions insurance coverage of $1,000,000 per mortgage. Custodial escrow balances maintained in connection with the foregoing loan servicing were $83,620 and $78,432 at December 31, 2006 and 2005, respectively.
Mortgage servicing rights with a fair value of $2,070,689 and $2,320,839 at December 31, 2006 and 2005, respectively, are included in other assets. Income and (losses) related to mortgage servicing rights were ($343,420), ($378,634) and ($131,659) for 2006, 2005 and 2004, respectively. The Bank recorded amortization of mortgage servicing rights of $250,151 for prepayments during the year ended December 31, 2006. A valuation of the fair value of the mortgage servicing rights is performed annually using a pooling methodology. Similar loans are “pooled” together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of future earnings is the estimated market value for the pool, calculated using consensus

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
assumptions that a third party purchased would utilize in evaluating potential acquisition of the servicing. The valuation of the mortgage servicing rights exceeded the recorded value, therefore no impairment was recognized.
Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions and major replacements or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation and amortization is provided based on the estimated useful lives of the assets using both straight-line and accelerated methods. The estimated useful lives for computing depreciation and amortization are 10 years for land improvements, 30 to 50 years for buildings, and 3 to 22 years for furniture and equipment. Gains or losses on dispositions of premises and equipment are reflected in income.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.
Goodwill and Other Intangibles — Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company allocates goodwill to the segment that receives significant benefits from the acquisition. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill is not amortized but is tested for impairment annually, or more frequently if events or circumstances indicate possible impairment. No impairment was identified as a result of the testing performed during 2006 or 2005. Intangible assets with finite lives include core deposits. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002) and the straight-line method (intangibles acquired in 2004) over a period not to exceed 20 years. Note 2 contains additional information regarding goodwill and core deposit intangible.
The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $773,273, $733,430, 693,587, $653,743, and $613,900, respectively. The weighted average amortization period is 8.5 years.
Income Taxes — Provisions for income taxes are based on amounts reported in the statements of income and include changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.
Net Income Per Common Share — Basic net income per common share is calculated on the basis of the weighted average number of shares outstanding. Common stock equivalents arising from stock options outstanding are included in diluted net income per common share.
Stock Based Compensation — Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which was issued in December 2004 and replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
Non-marketable equity securities — As a requirement for membership, the Bank invests in stock of Federal Home Loan Bank of Atlanta (“FHLB”), and Bankers Bank. Due to the redemption provisions of the FHLB, the Bank estimated that fair value of the FHLB stock equals its cost and that this investment was not impaired at December 31, 2006. In addition, the Company holds equity investments in three other entities. These investments are carried at cost.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, the allowance for loan losses and purchase accounting. Actual results could differ from those estimates.
New Accounting Standards — In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in account for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”). SFAS No.156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets of servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No.157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have a material financial impact on its consolidated financial statements.
In September 2006, the Emerging Issues task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.
From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates of exposure drafts.
2. BUSINESS COMBINATION
Effective October 1, 2004, the Company acquired Sidus Financial, LLC (“Sidus”), and its wholly owned subsidiaries, Sidus Financial Reinsurance, Ltd. (“SFR”) and Sidus Title Services, LLC (“STS”). STS ceased operations in December 2005. Sidus provides mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Pennsylvania, Arkansas and Tennessee. SFR conducts reinsurance activities for four U.S. based insurers, and STS acts as an agent for a title insurance company. Sidus had $24.0 million in tangible assets, including $22.9 million in mortgage loans held for sale, and $3.0 million in tangible equity at the closing date. Pursuant to the agreement, the Company exchanged 0.347 shares of the Company’s common stock and cash of $4.82 for each of Sidus’ 699,395 outstanding ownership units, resulting in 242,732 shares being issued and a gross cash outlay of $3.4 million. According to the agreement, additional consideration was to be given to the Sidus unitholders for a portion of the savings realized from the synergies of the business combination and, if applicable, for a portion of earnings in excess of targeted amount. The additional consideration that was paid out in December 2005 was $464,052 and in December 2006 was $560,717. The total consideration of $7.9 million resulted in an intangible asset of $4.9 million. The acquisition was accounted for using the purchase method.
The purchase price was allocated to the assets acquired and liabilities assumed as follows:

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. BUSINESS COMBINATION (continued)

Fair Value
Assets:
Cash and cash equivalents	$498,976
Loans, net	22,947,443
Other tangible assets acquired	560,447
Goodwill	4,943,872

Liabilities:
Other liabilities	(21,006,866)

Total net assets acquired/consideration given	$7,943,872

The unaudited proforma combined historical results for the years ended December 31, 2004, as if Sidus had been acquired at January 1, 2004, after giving effect to certain adjustments, including the amortization of intangible assets, are estimated as:

2004
Interest income	$43,446,776
Interest expense	12,605,752
Net income	9,880,423

Basic earnings per share	$0.93
Diluted earnings per share	$0.91
The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.
3. INVESTMENT SECURITIES
Investment securities at December 31, 2006 and 2005 are summarized as follows:

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale, securities:
Securities of other U.S. government agencies due:
Within 1 year	$5,516,721	$—	$35,136	$5,481,585
After 1 but within 5 years	45,425,796	64,332	340,433	45,149,695
After 5 but within 10 years	—	—	—	—

	50,942,517	64,332	375,569	50,631,280

U.S. Treasury securities due:
Within 1 year	—	—	—	—
After 1 but within 5 years	2,991,961	—	46	2,991,915

	2,991,961	—	46	2,991,915

Mortgage-backed securities due:
Within 1 year	677	—	1	676
After 1 but within 5 years	4,023,816	2,773	82,495	3,944,094
After 5 but within 10 years	4,015,666	4,148	119,340	3,900,474
After 10 years	33,183,931	107,445	242,979	33,048,397

	41,224,090	114,366	444,815	40,893,641

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. INVESTMENT SECURITIES (continued)

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal securities due:
Within 1 year	936,615	1,389	1,122	936,882
After 1 but within 5 years	12,224,311	115,826	130,401	12,209,736
After 5 but within 10 years	12,583,124	183,032	175,338	12,590,818
After 10 years	5,408,664	6,844	90,879	5,324,629

	31,152,714	307,091	397,740	31,062,065

Other securities due:
Within 1 year	1,088	—	—	1,088
After 1 but within 5 years	910,249	—	20,593	889,656
After 10 years	1,055,623	6,204	10,958	1,050,869

	1,966,960	6,204	31,551	1,941,613

Total available-for-sale securities	$128,278,242	$491,993	$1,249,721	$127,520,514

	2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale, securities:
Securities of other U.S. government agencies due:
Within 1 year	$16,636,839	$8,208	$163,281	$16,481,766
After 1 but within 5 years	30,104,584	2,215	522,883	29,583,916
After 5 but within 10 years	991,388	14,550	—	1,005,938

	47,732,811	24,973	686,164	47,071,620

U.S. Treasury securities due:
Within 1 year	3,516,398	—	37,668	3,478,730
After 1 but within 5 years	3,585,174	—	111,737	3,473,437

	7,101,572	—	149,405	6,952,167

Mortgage-backed securities due:
Within 1 year
After 1 but within 5 years	5,332,936	31,930	114,731	5,250,135
After 5 but within 10 years	5,120,528	7,149	155,751	4,971,926
After 10 years	15,764,375	13,903	273,939	15,504,339

	26,217,839	52,982	544,421	25,726,400

State and municipal securities due:
Within 1 year	1,843,080	9,409	—	1,852,489
After 1 but within 5 years	8,502,089	116,399	67,875	8,550,613
After 5 but within 10 years	16,778,258	311,432	286,088	16,803,602
After 10 years	5,010,176	—	202,993	4,807,183

	32,133,603	437,240	556,956	32,013,887

Other securities due:
Within 1 year	1,037	—	—	1,037
After 1 but within 5 years	936,517	—	24,061	912,456
After 10 years	1,055,623	3,876	20,606	1,038,893

	1,993,177	3,876	44,667	1,952,386

Total available-for-sale securities	$115,179,002	$519,071	$1,981,613	$113,716,460

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. INVESTMENT SECURITIES (Continued)
Mortgage-backed securities are included in maturity groups based upon final payment stated maturity date. At December 31, 2006 and 2005, the Bank’s mortgage-backed securities were pass-through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.
Gross realized gains on sales of available for sale securities in 2006, 2005 and 2004 were $18,602, $11,588, and $58,283, respectively. Gross realized losses on sales of available-for-sale securities in 2006, 2005 and 2004 were $104,198, $3,506, and $1,726, respectively.
Investment securities with carrying values of approximately $69,066,941 and $68,307,625 at December 31, 2006 and 2005, respectively, were pledged as collateral for public deposit and for other purposes as required or permitted by law.
The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. Securities that have been in a loss position for twelve months or more at December 31, 2006 include twenty-nine mortgage-backed securities, fifteen federal agency bonds and fifty-six municipal bonds. Securities that have been in a loss position for twelve months or more at December 31, 2005 include four United States Treasury notes, nineteen mortgage-backed securities, fourteen federal agency bonds and eighteen municipal bonds.
The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, none of the securities are deemed to be other than temporarily impaired.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$11,478,750	$16,021	$26,138,467	$359,548	$37,617,217	$375,569
U.S. Treasury notes	2,991,915	46	—	—	2,991,915	46
Mortgage backed securities	11,909,013	43,322	13,117,901	401,493	25,026,914	444,815
N.C. municipal bonds	2,165,840	18,232	15,131,481	379,508	17,297,321	397,740
Other securities	—	—	889,656	31,551	900,615	31,551

Total temporarily impaired securities	$28,545,518	$77,621	$55,277,505	$1,172,100,	$83,833,982	$1,249,721

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$15,798,051	$188,212	$26,137,585	$497,952	$41,935,636	$686,164
U.S. Treasury notes	1,509,980	4,896	5,442,187	144,509	6,952,167	149,405
Mortgage backed securities	7,440,443	87,538	12,174,677	456,883	19,615,120	544,421
N.C. municipal bonds	11,089,646	295,366	5,079,339	261,590	16,168,985	556,956
Other securities	537,262	10,048	1,401,267	34,619	1,938,529	44,667

Total temporarily impaired securities	$36,375,382	$586,060	$50,235,055	$1,395,553	$86,610,437	$1,981,613

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
4. NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST
The aggregate cost of the Company’s cost method investments totaled $4,126,588 at December 31, 2006. Investments with an aggregate cost of $342,266 were not evaluated for impairment because (a) the company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining $3,784,322 of investments, consisting of securities in Federal Home Loan Bank and the Bankers Bank carried at $3,632,600 and $151,722, respectively at December 31, 2006, the Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans at December 31, 2006 and 2005 classified by type are as follows:

	2006	2005
Commercial, financial and agricultural	$471,751,273	$164,847,545
Real estate — construction	111,353,033	92,447,185
Real estate — mortgage	183,310,489	439,925,262
Installment loans to individuals	49,733,156	41,300,871

Total	816,147,951	738,520,863

Less: Net deferred loan origination fees	(1,238,098)	(990,858)

Allowance for loan losses	(10,828,882)	(9,473,615)

Loans, net	$804,080,971	$728,056,390

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,829,000, $3,199,000, and $3,040,000 at December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, the company recognized interest income on impaired loans of $46,000, $99,000 and $67,000, respectively. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $82,000, $139,000, and $123,000 for 2006, 2005 and 2004, respectively.
Substantially all of the Company’s loans have been granted to customers in northwestern North Carolina.
In the normal course of business, the Company has made loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In the opinion of management, they do not involve more than the normal credit risk or present other unfavorable features. An analysis of these related party loans for the year ended December 31, 2006 is as follows:
Loans to Directors and Officers:

Balance at beginning of year	$7,928,513
New loans	5,301,469
Repayments	(1,690,423)

Balance at end of year	$11,539,559

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
5. LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	2006	2005	2004
Balance, beginning of year	$9,473	$8,654	$6,188

Charge-offs:
Commercial, financial and agricultural	(280)	(387)	(1,048)
Real estate — construction	—	50)	(12)
Real estate — mortgage	(418)	(380)	(273)
Installment loans to individuals	(302)	(466)	(236)

	(1,000)	(1,283)	(1,569)

Recoveries:
Commercial, financial and agricultural	58	141	199
Real estate — construction	—	—	50
Real estate — mortgage	69	145	41
Installment loans to individuals	63	92	87

	190	378	377

Net charge-offs	(810)	(905)	(1,192)

Provision for loan losses	2,165	1,724	1,620
Allowance acquired from High Country Bank	—	—	2,038

Balance, end of year	$10,828	$9,473	$8,654

Ratio of net charge-offs during the year to average loans outstanding during the year	0.10%	0.12%	0.18%
The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	2006	2005
Recorded investment in loans considered to be impaired	$1,847,469	$3,230,599
Nonaccrual loans, substantially all of which are considered to be impaired	1,829,947	3,199,282
Allowance for loan losses related to loans considered to be impaired	109,107	333,537
It is the general policy of the Company to stop accruing interest when any loan is past due 90 days as to principal or interest.
6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2006 and 2005 are as follows:

		Accumulated
		depreciation
		and	Net book
	Cost	amortization	value
December 31, 2006:
Land	$9,990,137	$—	$9,990,137
Land improvements	1,147,524	582,043	565,481
Buildings	15,909,991	3,074,030	12,835,961
Furniture and equipment	12,642,450	9,168,519	3,473,931
Construction in process	232,910	—	232,910

Total	$39,923,012	$12,824,592	$27,098,420

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
6. PREMISES AND EQUIPMENT (continued)

December 31, 2005:
Land	$9,984,342	$—	$9,984,342
Land improvements	963,073	537,510	425,563
Buildings	14,897,252	2,645,238	12,252,014
Furniture and equipment	11,667,813	7,856,939	3,810,874
Construction in process	900,262	—	900,262

Total	$38,412,742	$11,039,687	$27,373,055

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1,948,901, $1,673,511, and $1,364,549, respectively.
7. LOAN SERVICING
Mortgage loans serviced for other consists of loans sold to Fannie Mae and Freddie Mac are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for Fannie Mae were $231,189,795 and $251,197,503 at December 31, 2006 and 2005, respectively.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. At December 31, 2006 and 2005, mortgage servicing rights were $2,070,689 and $2,320,839, respectively.

	2006	2005	2004
Mortgage servicing asset, beginning of year	$2,320,839	$2,585,784	$2,470,931
Capitalized	93,270	113,419	246,512
Amortization	(343,420)	(378,364)	(131,659)

Mortgage servicing assets, end of year	$2,070,689	$2,320,839	$2,585,784

8. DEPOSITS
At December 31, 2006, the scheduled maturities of time certificates are as follows:

2007	$407,736,705
2008	59,228,974
2009	34,204,237
2010	20,160,897
2011	1,672,587

Total	$523,003,401

9. BORROWED FUNDS
Borrowed funds at December 31, 2006 and 2005 consist of short-term borrowings from a U.S. Treasury tax and loan depository note account, U.S. Treasury securities sold under agreements to repurchase and a line of credit with GMAC. Also included are short and long term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Borrowings from the United States Treasury are payable on demand and are collateralized by state, county and municipal securities (see Note 3). Interest under this arrangement is payable monthly at 25 basis points below the average federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $44.9 million at December 31, 2006. Unused line of credit from GMAC in the amount of $2.5 million was available at December 31, 2006.

	2006	2005	2004

Securities sold under agreements to repurchase:
Balance at end of year	$28,803,888	$30,623,483	$30,525,325
Weighted average interest rate at end of year	2.96%	2.03%	1.33%

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
9. BORROWED FUNDS (Continued)

	2006	2005	2004

Maximum amount outstanding at any month-end during the year	30,128,759	34,808,180	30,601,807
Average daily balance outstanding during the year	30,587,000	31,672,000	27,066,000
Average annual interest rate paid during the year	2.86%	2.10%	1.40%

Wholesale securities sold under agreements to repurchase:
Balance at end of year	$4,999,800	$—	$—
Weighted average interest rate at end of year	4.36%
Maximum amount outstanding at any month-end during the year	4,999,800	—	—
Average daily balance outstanding during the year	68,000	—	—
Average annual interest rate paid during the year	4.36%

Federal Home Loan Bank advances:
Balance at end of year	$35,200,000	$53,388,420	$71,479,740
Weighted average interest rate at end of year	5.04%	4.11%	2.77%
Maximum amount outstanding at any month-end during the year	56,000,000	71,472,200	71,479,740
Average daily balance outstanding during the year	43,433,000	65,520,000	40,810,000
Average annual interest rate paid during the year	4.64%	3.43%	2.47%

Overnight borrowings from Federal Reserve Bank:
Balance at end of year	$1,957,910	$1,977,809	$1,847,289
Weighted average interest rate at end of year	5.04%	4.06%	2.03%

Maximum amount outstanding at any month-end during the year	1,957,910	1,977,808	1,847,289
Average daily balance outstanding during the year	1,265,000	1,174,000	650,000
Average annual interest rate paid during the year	4.27%	2.67%	1.76%

GMAC line of credit:
Balance at end of year	$—	$9,123,100	$9,123,100
Weighted average interest rate at end of year	—	—	4.1%
Maximum amount outstanding at any month-end during the year	—	—	9,123,100
Average daily balance outstanding during the year	—	—	10,733,617
Average annual interest rate paid during the year	—	—	3.94%

Federal funds purchased:
Balance at end of year	$8,101,000	$—	$16,000
Interest rate at end of year	5.63%	4.58%	2.70%
Maximum amount outstanding at any month-end during the year	29,284,030	10,722,000	20,597,000
Average daily balance outstanding during the year	2,386,000	2,775,000	7,736,000
Average annual interest rate paid during the year	5.25%	3.29%	2.10%
Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Bank’s FHLB stock and qualifying first mortgage, commercial, multifamily and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2006 was approximately $112 million with $77 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets.
Advances from the Federal Home Loan Bank of Atlanta consist of the following at December 31, 2006 and 2005:

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
9. BORROWED FUNDS (Continued)

	Interest
Maturity	Rate		2006	2005
2/12/2006	4.58	%(1)	$—	$23,900,000
4/28/2006	2.66%		—	5,000,000
11/05/2007	5.52%		5,000,000
12/12/2007	5.50%		13,200,000
1/03/2007	5.35%		5,000,000
12/10/2008	3.90%		5,000,000	5,000,000
11/18/2009	3.14%		—	5,000,000
12/10/2009	4.06%		5,000,000	5,000,000
2/28/2011	5.37%		2,000,000	2,000,000
3/08/2011	4.03%		—	5,488,420
10/03/2011	4.25%		—	2,000,000

(1) Variable rate of interest			$35,200,000	$53,388,000

10. INCOME TAXES
The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Current:
Federal	$6,850,497	$5,567,166	$3,464,260
State	1,280,332	1,012,100	476,124

	8,130,829	6,579,266	3,940,384

Deferred
Federal	(820,119)	(903,146)	558,811
State	(138,751)	(277,215)	60,605

	(958,870)	(1,180,361)	619,416

Total Income Taxes	$7,171,959	$5,398,905	$4,559,800

The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2006 and 2005 are as follows:
Deferred tax assets:

	2006	2005	2004
Unrealized loss on available for sale securities	$132,923	$407,126	$—
Bad debt reserve	4,251,840	3,610,248	3,136,669
Deferred fees associated with merger	7,237	48,347	92,772
Deferred loan costs	27,642	51,891	76,799
Core deposit amortization	127,080	156,417	188,779
State tax credits	81,305	121,956	—
Other	253,151	192,750	198,822

	$4,881,178	$4,588,735	$3,693,841

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
10. INCOME TAXES (continued)
Deferred tax liabilities:

	2006	2005	2004
Unrealized gain on available for sale securities	—	—	(594,659)
Depreciation	(969,053)	(1,143,318)	(1,365,288)
Prepaid expenses	(159,982)	(150,140)	(142,661)
Core deposit intangible	(1,989,390)	(2,225,493)	(2,584,309)
Other intangibles	(197,419)	(278,039)	(507,582)
Other	(247,873)	(128,125)	(30,462)

	(3,563,717)	(3,955,115)	(5,224,961)

Net deferred tax (liability) asset	$1,317,461	$633,620	$(1,531,120)

Deferred tax assets related to unrealized losses were $282,006 and $557,035 for the years ended December 31, 2006 and 2005, respectively. Also included in deferred tax liabilities related to unrealized gains is a deferred tax liability of $149,083 and $149,909 at December 31, 2006 and 2005, respectively, on available for sale securities acquired in the acquisition of Main Street Bancshares.
A reconciliation of applicable income taxes for the years ended December 31, 2006, 2005 and 2004 to the amount of tax expense computed at the statutory federal income tax rate of 35% is as follows:

	2006	2005	2004
Tax expense at statutory rate on income before income taxes	$7,337,349	$5,629,505	$4,775,073
Increases (decreases) resulting from:
Tax-exempt interest on investments	(441,541)	(423,820)	(596,876)
State income tax, net of federal benefits	742,028	485,024	639,579
Nontaxable increase in cash surrender value	(244,452)	(197,384)	(222,359)
Rehabilitation credits	—	—	(150,000)
Other	(221,425)	(94,420)	114,383

Total income taxes	$7,171,959	$5,398,905	$4,559,800

11. EARNINGS PER SHARE
Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS includes the effect of dilutive common stock equivalents. Following is the reconciliation of EPS for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Basic earnings per share:
Net income	$13,791,897	$11,158,464	$9,484,532
Weighted average shares outstanding	10,640,819	10,685,457	10,531,774
Basic earnings per share	$1.30	$1.04	$0.90

Diluted earnings per share:
Net income	$13,791,897	$11,158,464	$9,484,532
Weighted average shares outstanding	10,640,819	10,685,457	10,531,774
Dilutive effect of stock options	147,979	143,342	162,987
Weighted average shares, as adjusted	10,788,798	10,828,799	10,694,761
Diluted earnings per share	$1.28	$1.03	$0.89
On December 31, 2006 there were 47,975 options to purchase shares of common stock at a range of $15.50 – $17.10 that were not included in the computation of diluted EPS because the options’ exercise price was greater than the

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
11. EARNINGS PER SHARE (continued)
$15.33, average market price of the common shares. On December 31, 2005 there were 213,775 options to purchase shares at $14.97-17.10 that were not included in the computation of diluted EPS. On December 31, 2004 there were 216,975 options outstanding to purchase shares at $14.97-$17.40 per share that were not included in the computation of diluted EPS.
12. BENEFIT PLANS
The Company maintains profit-sharing and 401(k) plans for substantially all employees. Contributions to the profit-sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company’s 401(k) plan, employees are permitted to contribute up to 60% of pre-tax compensation. The Company will match 50% of an employee’s contribution, up to a maximum of 3% of pre-tax employee compensation. The Company’s policy is to fund the profit-sharing/401(k) costs as incurred. Employer contributions in 2006, 2005 and 2004 to the 401(k) plan were $219,352, $211,821, and $186,000, respectively. There were no contributions to the profit-sharing plan for the years ended December 31, 2006, 2005 and 2004.
In 2005, the Company paid $26,826 in stock appreciation rights under A High Country Financial Corporation plan for one participant. There are no other stock appreciation rights.
During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan (“OSIP”) and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer’s beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five-year vesting requirement and certain provisions relating to change of control and termination of service.
The Company funded the OSIP through the purchase of bank-owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4,807,000 and $5,000,000, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5,500,000. The corresponding cash surrender values of BOLI policies as of December 31, 2006 and 2005 was $22,796,932 and $16,598,498, respectively.
Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Expenses related to such compensation during 2006, 2005 and 2004 totaled approximately $513,341, $387,520, and $288,336, respectively.
13. STOCK OPTIONS
The Company has option plans for directors, selected executive officers and other key employees. The plans provide for the granting of options to purchase shares of the Company’s common stock at a price not less than the fair market value at the time of grant of the option. Option exercise prices are established at market value on the grant date. Vesting schedules are determined by the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants.
During 2006, 3,571 options were vested and 500 options were granted resulting in 10,368 unvested options at December 31, 2006. There was no intrinsic value of 2006 option grants since options are granted at the market price of the stock on date of grant. The intrinsic value of options exercised in 2006 was $167,453. The Bank recorded compensation expense totaling $13,622 ($8,378, net of income tax) in 2006 for the options in the process of vesting based on amortization of the fair value of options granted (See “Stock Based Compensation” under Note 1). Deferred expense totaling $20,421 will be recognized over the remaining vesting period, 2007 through 2011. In 2006, the tax benefit from disqualifying dispositions of stock acquired by exercising stock options resulted in a $35,914 credit to surplus capital. At December 31, 2006, there were 140,144 shares of common stock were reserved for future grants of options.
In December 2005, the Company accelerated the vesting of 135,101 options, leaving 13,439 options unvested at

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
13. STOCK OPTIONS (continued)
December 31, 2005. The Company recorded no compensation expense in connection with this acceleration of option vesting. At December 31, 2005, 14,900 shares of common stock were reserved for future grants of options.
The Company recorded compensation expense in 2006 as previously discussed. Had compensation costs for the Company’s stock option plans been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income and earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004
Net income:
As reported	$11,158,464	$9,484,532
Less — stock-based compensation expense determined under fair-value-based methods for all awards, net of related income tax effects	(289,182)	(56,794)

Pro forma	$10,869,282	$9,427,738

Basic earnings per share:
As reported	$1.04	$0.90
Pro forma	$1.02	0.90

Diluted earnings per share:
As reported	$1.03	$0.89
Pro forma	1.00	0.89
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005, and 2004: dividend yield of 3.07, 3.06 and 2.67 percent, respectively; expected volatility of 11.50, 15.46 and 29.65 percent, respectively; risk-free interest rate of 5.25, 3.17 and 1.02 percent, respectively, and expected life of 7, 7 and 7 years, respectively.
The weighted-average fair value of options granted during 2006, 2005 and 2004 was approximately $2.49, $1.89, and $2.92 respectively, at the grant date. Certain option information for the years ended December 31, 2006, 2005 and 2004 follows:

				Weighted
				average
			Weighted	remaining
		Option price	average	contractual
	Shares	per share	exercise price	life (years)
Outstanding at January 1, 2004	272,767	$5.62-17.40	$8.46	6.08
Exercised	(39,294)	5.62-12.75	7.84
Forfeited	(16,090)	7.58-15.50	13.14
Granted	190,700	13.06-17.10	15.02
Options assumed in HCFC acquisition	103,250

Outstanding at December 31, 2004	511,333	$5.62-17.40	$10.55	6.46
Exercised	(25,930)	5.62-12.75	7.38
Forfeited	(5,200)	14.97-17.40	16.37
Granted	4,500	14.00-14.24	14.11

Outstanding at December 31, 2005	484,703	$5.62-17.10	$10.70	5.49
Exercised	(18,111)	5.62-14.97	7.34
Forfeited	(13,885)	7.59-15.50	14.01
Granted	500	15.65	15.65

Outstanding at December 31, 2006	453,207	$5.62-17.10	$12.86	4.56

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
13. STOCK OPTIONS (continued)
The intrinsic values of options outstanding at December 31, 2005 and 2006 were $3.8 million and $2.2 million, respectively. The table below segregates the shares outstanding at December 31, 2006 into meaningful ranges:

			Weighted average		Shares
			remaining	Weighted	exercisable
		Option price	contractual	average	December 31,
	Shares	per share	life (years)	exercise price	2006
78,234		$5.62 – 5.63	1.33	$5.63	78,234
86,178		6.87	2.70	6.87	86,178
40,799		7.44 – 7.85	4.56	7.68	40,799
27,837		8.66 – 8.67	3.39	8.66	27,837
10,334		10.75–11.24	5.53	10.77	10,334
2,250		12.75–13.06	6.38	13.03	2,250
8,000		14.00–14.24	7.10	14.06	8,000
192,075		14.97–15.65	5.30	15.08	183,392
7,500		17.10	6.00	17.10	5,815

453,207					442,839

No option may be exercised more than ten years after the date of grant.
14. LEASES
Rental expense was approximately $498,000 in 2006, $370,000 in 2005 and $171,000 in 2004 and primarily represents rentals of real estate. Future minimum lease payments for the next five years are as follows:

2007	$345,199
2008	201,372
2009	149,990
2010	91,619
2011	9,100

$797,280

15. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.
A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2006 and 2005 is as follows:

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$179,521,000	$176,582,000
Undisbursed standby letters of credit	4,431,000	4,478,000
Undisbursed portion of construction loans	33,318,000	38,471,000
Commitments to close first mortgages	139,282,000	132,562,000
Commitments to sell first mortgages	135,409,000	126,250,000
The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. The Bank has been sued for damages by two former employees alleging breach of contract, and summary judgment was granted in the trial and is now being appealed. The Bank intends to vigorously defend its position in the appeal.
16. REGULATORY REQUIREMENTS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006, the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the Company’s category. Dollar amounts in the table below are in thousands:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Valley Bank and Trust
As of December 31, 2006:
Total Capital (to risk-weighted assets)	$96,679	10.4%	$74,368	8.0%	$92,960	10.0%
Tier I Capital (to risk-weighted assets)	85,850	9.2%	37,326	4.0%	55,989	6.0%
Tier I Capital (to average assets)	85,850	8.2%	41,878	4.0%	52,348	5.0%

As of December 31, 2005:
Total Capital (to risk-weighted assets)	$88,482	10.5%	$67,371	8.0%	$84,214	10.0%
Tier I Capital (to risk-weighted assets)	79,008	9.4%	33,686	4.0%	50,529	6.0%
Tier I Capital (to average assets)	79,008	8.2%	38,573	4.0%	48,217	5.0%

Yadkin Valley Financial Corporation
As of December 31, 2006:
Total Capital (to risk-weighted assets)	$97,752	10.5%	$74,407	8.0%	$93,009	10.0%
Tier I Capital (to risk-weighted assets)	86,923	9.4%	37,186	4.0%	55,779	6.0%
Tier I Capital (to average assets)	86,923	8.3%	41,891	4.0%	41,891	5.0%

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005
16. REGULATORY REQUIREMENTS (continued)
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At December 31, 2006, $43,107,431 was legally available for dividend payments.
For the reserve maintenance period in effect at December 31, 2006, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $17,176,000 on deposit.
17. FINANCIAL INSTRUMENTS
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values (in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Cash and cash equivalents	$44,056	$44,056	$55,493	$55,493
Investment securities	127,521	127,521	113,716	113,716
Loans and loans held for sale, net	846,432	857,661	759,483	766,176
Accrued interest receivable	5,796	5,796	4,803	4,803
Federal Home Loan Bank Stock	3,633	3,633	4,298	4,298
Investment in Bank owned life insurance	22,797	22,797	16,598	16,598
Liabilities:
Demand deposits, NOW, savings and money market accounts	$384,843	$384,843	$387,335	$387,335
Time deposits	523,004	523,149	427,018	423,763
Borrowed funds	79,063	78,885	85,990	85,332
Accrued interest payable	2,975	2,975	1,816	1,816
The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices and prices obtained from independent pricing services.
For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the fair values as these loans are typically sold within 60 days of origination. Fair values for adjustable rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics.
The carrying value of Federal Home Loan Bank Stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank Stock.
The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2006 and 2005, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
In 2006, the carrying amount of the borrowed funds exceeds the estimated fair value due to the increasing interest rates. The fair value of borrowed funds exceeds the carrying value due to the contractual rates for borrowed funds exceeding the current market rates in 2005.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005
17. FINANCIAL INSTRUMENTS (continued)
Investment in bank owned life insurance represents the cash value of the policies at December 31, 2006 and 2005. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of accrued interest receivable and accrued interest payable approximates book values because of their short-term duration.
18. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
At the annual meeting, the shareholders approved the formation of a holding company, Yadkin Valley Financial Corporation, (“the Company”) whereby each share of Yadkin Valley Bank was automatically converted to one share of Yadkin Valley Financial Corporation. The Company’s authorized capital consists of 20,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. As of the conversion date, 10,648,300 common shares and no preferred shares were issued and outstanding. This share exchange was effective July 1, 2006.
Condensed financial data for Yadkin Valley Financial Corporation (parent company only) follows:
Condensed Balance Sheets

2006
Assets:
Cash on deposit with bank subsidiary	$1,069,323
Investment in subsidiary bank at equity	123,326,382
Other investments	151,722
Other assets	1,276,761

Total	$125,824,188

Liabilities and Shareholders’ Equity:
Dividends payable	$1,273,325
Other liabilities	151,722
Shareholders’ equity	124,399,141

Total	$125,824,188

Condensed Results of Operations

Equity in earnings of subsidiary bank:
Dividends	$5,673,328
Earnings retained	8,196,649
Income (expenses), net	(78,080)

Net income	$13,791,897

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005
18. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statement of Cash Flows	2006
Cash flows from operating activities
Net income (loss) from continuing operations	$13,791,897
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(8,196,649)
(Gain) loss from sale of assets	(35,044)
Change in other assets	(1,428,483)
Change in other liabilities	1,425,048

5,556,769

Cash flows from investing activities
Purchase of asset	(217,018)
Proceeds from sale of asset	252,062

35,044

Cash flows from financing activities
Purchases of common stock	(804,257)
Dividends paid	(3,824,414)
Proceeds from exercise of stock options	106,181

(4,522,490)

Cash at beginning of year	0
Cash at end of year	$1,069,323

19. BUSINESS SEGMENT INFORMATION
Sidus Financial, LLC (“Sidus”) was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Pennsylvania and Tennessee. The following table details the results of operations for the twelve months of 2006 for the Bank and Sidus using the purchase method of accounting.

December 31, 2006	Company	Sidus	Other	Total
Interest income	$65,249,981	$2,324,758	$(268,849)	$67,305,890
Interest expense	24,790,754	1,907,439	(268,849)	26,429,344

Net interest income	40,459,227	417,319	—	40,876,546

Provision for loan losses	2,165,000	—	—	2,165,000

Net interest income after provision for loan losses	38,294,227	417,319	—	38,711,546
Net loss on sales of investment securities	(85,596)	—	—	(85,596)
Other income	8,362,596	6,032,139	36,018	14,430,753
Other expense	26,953,554	5,025,194	114,099	32,092,847

Income before income taxes	19,617,673	1,424,264	(78,081)	20,963,856
Income taxes	6,623,617	548,342	—	7,171,959

Net Income	$12,994,056	$875,922	$(78,081)	$13,791,897

Total Assets	$1,133,519,216	$49,266,949	$(62,884,592)	$1,119,901,573
Net Loans	804,080,971	—	—	804,080,971
Loans held for sale	103,500	42,247,415	—	42,350,915
Goodwill	32,696,900	4,943,872	(4,943,872)	32,696,900

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005
18. BUSINESS SEGMENT INFORMATION (continued)

December 31, 2005	Company	Sidus	Other	Total
Interest income	$51,344,804	$2,196,148	$(289,955)	$53,250,997
Interest expense	17,352,577	1,523,574	(289,955)	18,586,196

Net interest income	33,992,227	672,574		34,664,801

Provision for loan losses	1,724,000	—	—	1,724,000

Net interest income after provision for loan losses	32,268,227	672,574	—	32,940,801
Net gain on sales of investment securities	8,082	—	—	8,082
Other income	8,011,441	5,224,007	—	13,235,448
Other expense	25,167,830	4,459,132	—	29,626,962

Income before income taxes	15,119,920	1,437,449	—	16,557,369
Income taxes	4,725,217	673,688	—	5,398,905

Net Income	$10,394,703	$763,761	—	$11,158,464

Total Assets	$1,049,898,584	$37,059,560	$(62,663,640)	$1,024,294,504
Net Loans	728,056,390	—	—	728,056,390
Loans held for sale	425,564	31,001,165	—	31,426,729
Goodwill	27,753,028	4,383,155	—	32,136,183
20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents unaudited, summarized quarterly data for the years ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended
2006	December 31	September 30	June 30	March 31
Interest income	$18,055	$17,453	$16,762	$15,036
Interest expense	7,676	7,064	6,449	5,241

Net interest income	10,379	10,389	10,313	9,795
Provision for loan losses	525	525	550	565

Net interest income after provision for loan losses	9,854	9,864	9,763	9,230
Net gain (loss) on sales of investment securities	(104)	—	7	11
Other income	3,892	3,926	3,482	3,131
Other expense	8,053	8,212	7,905	7,922

Income before income taxes	5,589	5,578	5,347	4,450
Income taxes	1,782	1,941	1,927	1,522

Net income	$3,807	$3,637	$3,420	$2,928

Net income per common share — basic	$0.36	$0.34	$0.32	$0.27
Net income per common share — diluted	$0.35	$0.34	$0.32	$0.27

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005
20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended
2005	December 31	September 30	June 30	March 31
Interest income	$14,729	$13,799	$12,816	$11,907
Interest expense	5,400	5,000	4,345	3,841

Net interest income	9,329	8,799	8,471	8,066
Provision for loan losses	462	498	382	382

Net interest income after provision for loan losses	8,867	8,301	8,089	7,684
Net gain (loss) on sales of investment securities	(3)	10	—	1
Other income	3,399	3,678	3,231	2,928
Other expense	7,868	7,642	7,101	7,016

Income before income taxes	4,395	4,347	4,219	3,597
Income taxes	1,442	1,412	1,412	1,134

Net income	$2,953	$2,935	$2,807	$2,463

Net income per common share — basic	$0.28	$0.27	$0.26	$0.23
Net income per common share — diluted	$0.27	$0.27	$0.26	$0.23
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Yadkin’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Yadkin’s Chief Executive Officer and Chief Financial Officer concluded that the Yadkin’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes in Yadkin’s internal controls over financial reporting during the fourth quarter of 2006.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Yadkin Valley Financial Corporation and subsidiaries (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (“call report instructions”), as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.
The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of internal control over financial reporting.
Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2006.
March 15, 2007

/s/ William A. Long William A. Long	/s/ Edwin E. Laws Edwin E. Laws
President & Chief Executive Officer	Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Yadkin Valley Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Yadkin Valley Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Yadkin Valley Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Valley Financial Corporation and subsidiaries as of and for the year ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

Charlotte, North Carolina
March 13, 2007

Item 9B — Other Information
None.
PART III
Item 10 — Directors and Executive Officers of the Registrant
and
Item 11 — Executive Compensation
and
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted, per general instruction G. The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A for the annual shareholder’s meeting to be held May 24, 2007, to be mailed to shareholders within 120 days of December 31, 2006, as filed with the SEC, which is incorporated herein by reference.
The following table sets forth equity compensation plan information at December 31, 2006.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	453,207	$ 10.73	140,144
Equity compensation plans not approved by shareholders	NA	NA	NA
Total	453,207	$ 10.73	140,144
A description of Yadkin’s equity compensation plans is presented in Note 11 to the accompanying consolidated financial statements.

Item 13 — Certain Relationships and Related Transactions
and
Item 14 — Principal Accounting Fees and Services
Omitted, per general instruction G. The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A for the annual shareholder’s meeting to be held May 24, 2007, to be mailed to shareholders within 120 days of December 31, 2006, as filed with the SEC, which is incorporated herein by reference.
PART IV
Item 15 — Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

Exhibit 3.1:	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated July 1, 2006)

Exhibit 3.2:	Bylaws

Exhibit 4.1:	Specimen certificate for Common Stock

Exhibit 10.1:	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136967))

Exhibit 10.2:	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136968))

Exhibit No.	Description
Exhibit 10.3:	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136969))

Exhibit 10.3:	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136970))

Exhibit 10.4:	Employment Agreement with William A. Long

Exhibit 10.6:	Employment Agreement with Edwin E. Laws

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Rule

Exhibit 32:	Section 1350 Certification

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/ William A. Long William A. Long	Date: March 15, 2007
President and Chief Executive Officer

By:	/s/ Edwin E. Laws_ Edwin E. Laws	Date: March 15, 2007
Chief Financial Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Long William A. Long	Date: March 15, 2007
President, Chief Executive Officer, and Director

/s/ Ralph L. Bentley Ralph L. Bentley	Date: March 15, 2007
Director

/s/ Nolan G. Brown Nolan G. Brown	Date: March 15, 2007
Director

/s/ Faye E. Cooper Faye E. Cooper	Date: March 15, 2007
Director

/s/ Harry M. Davis Harry M. Davis	Date: March 15, 2007
Director

/s/ James A. Harrell, Jr. James A. Harrell, Jr.	Date: March 15, 2007
Director

/s/ Daniel J. Park Daniel J. Park	Date: March 15, 2007
Director

/s/ James L. Poindexter James L. Poindexter	Date: March 15, 2007
Director

/s/ Harry C. Spell	Date: March 15, 2007
Harry C. Spell
Director

/s/ James N. Smoak James N. Smoak	Date: March 15, 2007
Director

/s/ J.T. Alexander, Jr. J.T. Alexander, Jr.	Date: March 15, 2007
Director

/s/ Hal M. Stuart Hal M. Stuart	Date: March 15, 2007
Director