Form 10-Q
period 2007-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2007-05-15
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of April 30, 2007, par value $1.00 per share, were 10,619,825.
The registrant has no other classes of securities outstanding.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$28,140,654	$42,387,101
Interest-bearing deposits	21,503,704	1,669,033

Total cash and cash equivalents	49,644,358	44,056,134

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $134,562,852 in 2007 and $128,278,242 in 2006)	134,341,773	127,520,514

LOANS — Less allowance for loan losses of $11,091,951 in 2007 and $10,828,882 in 2006	797,142,356	804,080,971

LOANS HELD FOR SALE	52,095,917	42,350,915

ACCRUED INTEREST RECEIVABLE	5,865,158	5,796,450

PREMISES AND EQUIPMENT, NET	27,241,826	27,098,420

FEDERAL HOME LOAN BANK STOCK, AT COST	2,782,300	3,632,600

INVESTMENT IN BANK-OWNED LIFE INSURANCE	22,218,264	22,796,932

GOODWILL	32,696,900	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $3,639,268 in 2007 and $3,441,799 in 2006)	4,840,240	5,037,709

OTHER ASSETS	6,222,446	4,834,028

TOTAL ASSETS	$1,135,091,538	$1,119,901,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$155,911,588	$151,811,660
Interest-bearing deposits:
NOW, savings, and money market accounts	233,774,945	233,031,838
Time certificates:
Over $100,000	232,566,689	228,553,689
Other	303,244,959	294,449,712

Total deposits	925,498,181	907,846,899

SHORT-TERM BORROWINGS	61,506,003	62,062,598

LONG-TERM BORROWINGS	12,000,000	17,000,000

ACCRUED INTEREST PAYABLE	3,137,660	2,975,097

OTHER LIABILITIES	5,969,559	5,617,838

TOTAL LIABILITIES	1,008,111,403	995,502,432

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 10,605,257 shares in 2007 and 10,611,052 shares in 2006	10,605,257	10,611,052
SURPLUS	71,194,595	71,151,626
RETAINED EARNINGS	45,321,213	43,107,431
ACCUMULATED OTHER COMPREHENSIVE LOSS	(140,930)	(470,968)

Total stockholders’ equity	126,980,135	124,399,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,135,091,538	$1,119,901,573

*	Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$16,409,149	$13,821,390
Interest on federal funds sold	39,943	26,325
Interest on securities:
Taxable	1,226,452	859,061
Non-taxable	286,912	289,293
Interest-bearing deposits	13,313	39,400

Total interest income	17,975,769	15,035,469

INTEREST EXPENSE
Time deposits of $100,000 or more	2,718,469	1,652,345
Other deposits	4,492,074	3,269,709
Borrowed funds	548,430	318,723

Total interest expense	7,758,973	5,240,777

NET INTEREST INCOME	10,216,796	9,794,692

PROVISION FOR LOAN LOSSES	300,000	565,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,916,796	9,229,692

NONINTEREST INCOME
Service charges on deposit accounts	980,415	897,146
Other service fees	842,121	770,097
Net gain on sales of mortgage loans	1,410,702	1,164,419
Net gain on sales of investment securities	—	11,724
Income on investment in bank owned life insurance	216,769	144,924
Mortgage banking income	79,286	78,879
Bank owned life insurance death benefit	481,940
Other income	67,395	75,583

Total noninterest income	4,078,628	3,142,772

NONINTEREST EXPENSE
Salaries and employee benefits	4,838,601	4,565,199
Occupancy and equipment expenses	1,014,908	954,524
Printing and supplies	143,505	161,731
Data processing	100,927	112,504
Amortization of core deposit intangible	197,469	207,430
Other	1,968,998	1,920,987

Total noninterest expense	8,264,408	7,922,375

INCOME BEFORE INCOME TAXES	5,731,016	4,450,089

INCOME TAXES	1,818,610	1,521,887

NET INCOME	$3,912,406	$2,928,202

NET INCOME PER COMMON SHARE:

Basic	$0.37	$0.27

Diluted	$0.36	$0.27

CASH DIVIDENDS PER COMMON SHARE	$0.12	$0.11

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,
	2007	2006
NET INCOME	$3,912,406	$2,928,202

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	536,649	(169,468)
Tax effect	(206,611)	65,245

Unrealized holding gains (losses) on securities available for sale, net of tax	330,038	(104,223)

Reclassification adjustment for realized (gains) losses	—	(11,724)
Tax effect	—	4,514

Reclassification adjustment for realized (gains) losses, net of tax	—	(7,210)

OTHER COMPREHENSIVE INCOME(LOSS), NET OF TAX	330,038	(111,433)

COMPREHENSIVE INCOME	$4,242,444	$2,816,769

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,912,406	$2,928,202
Adjustments to reconcile net income to net cash used by operating activities:
Net amortization of premiums on investment securities	23,231	97,627
Provision for loan losses	300,000	565,000
Net gain on sales of mortgage loans held for sale	(1,410,702)	(1,164,419)
Net gain on sales of available for sale securities	—	7,455
(Increase) decrease in investment in Bank owned life insurance	578,667	(144,924)
Depreciation and amortization	502,715	479,937
Net gain on sale of premises and equipment	(7,951)	—
Amortization of core deposit intangible	197,469	207,430
Originations of mortgage loans held-for-sale	(233,476,439)	(177,136,195)
Proceeds from sales of mortgage loans	225,142,139	169,355,400
Increase in accrued interest receivable	(68,708)	(362,104)
(Increase) decrease in other assets	(1,388,418)	490,821
Increase in accrued interest payable	162,563	338,514
(Decrease) increase in other liabilities	145,113	(207,771)

Net cash used by operating activities	(5,387,916)	(4,545,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(13,215,100)	(10,735,396)
Proceeds from sales of available for sale securities	4,807,258	2,544,581
Proceeds from maturities of available for sale securities	2,100,000	6,149,887
Net change in loans	6,638,615	(8,597,087)
Purchases of premises and equipment	(646,231)	(683,436)
Proceeds from redemption of Federal Home Loan Bank stock	850,300	585,000
Purchases of Federal Home Loan Bank stock	—	(131,100)
Proceeds from sale of premises and equipment	8,060	—

Net cash provided by (used in) investing activities	542,902	(10,867,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	4,843,035	3,252,426
Net increase in time certificates	12,808,247	15,943,930
Net decrease in borrowed funds	(5,556,594)	(6,906,072)
Purchases of common stock	(580,148)	(363,879)
Dividends paid	(1,272,631)	(1,173,494)
Proceeds from exercise of stock options	191,329	25,581

Net cash provided by financing activities	10,433,238	10,778,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,588,224	(4,634,086)

CASH AND CASH EQUIVALENTS:
Beginning of period	44,056,134	55,493,487

End of period	$49,644,358	$50,859,401

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the outstanding 10,648,300 shares. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes filed with the Company’s 2006 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2007 do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. The accounting policies followed are set forth in Note 1 to the Company’s 2006 10-K Annual Report to Shareholders filed with the Securities and Exchange Commission.
2. Stock-based Compensation
During the three months ended March 31, 2007 and 2006, 843 options and 1,264 options, respectively became vested. At March 31, 2007 there were 62,025 options unvested and 88,144 shares of common stock available for future grants of options. During first quarter 2007, 52,500 options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: dividend yield of 2.52 percent, expected volatility of 11.8%, risk-free interest rate of 5.25%, and expected life of 7 years. Assumptions for grants made in 2006 were as follows: dividend yield of 3.07 percent, expected volatility of 11.5 percent, risk-free interest rate of 5.25 percent, and expected life of 7 years.
The weighted-average fair values of options granted during 2007 and 2006 were approximately $3.53 and $2.49, respectively, at the grant date.
The compensation expense charged against income was $11,581 ($7,007 net of income tax) for the three month period ending March 31, 2007. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. As of March 31, 2007 there was $194,802 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over a weighted-average period of 2.4 years.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

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
Cash received from the options exercised during the three months ended March 31, 2007 and 2006 were $191,328 and $25,581, respectively. Of the options exercised in 2007, 12,811 shares were director options.
3. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2007, the Company had commitments outstanding of $232.3 million for additional loan amounts and $3.8 million under standby letters of credit excluding Sidus’ commitments. Management does not expect any significant losses to result from these commitments.
At March 31, 2007, Sidus had $164.8 million of commitments outstanding to close first mortgage loans at fixed prices and $164.1 million of commitments outstanding to sell mortgages to agencies and other investors.
4. Earnings per share
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

	Three Months Ended
	March 31,
	2007	2006
Basic EPS denominator:

Weighted average number of common shares outstanding	10,614,120	10,670,436

Dilutive effect arising from assumed exercise of stock options	207,606	141,829

Diluted EPS denominator	10,821,726	10,812,265

During the first three months of 2007, the exercise prices of all the outstanding options were lower than the average market price per share of $19.44; therefore, all options were included in the computation of diluted EPS.
5. Stockholders’ Equity
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

On March 15, 2007 the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share to all shareholders of record on April 9, 2007 payable April 27, 2007. The dividend reduced shareholders’ equity by $1,272,631.
During the three month period ended March 31, 2007, 23,911 stock options were exercised with net proceeds of $191,328.
Following reorganization as a holding company on July 1, 2006, the Board of Directors of Yadkin Valley Financial Corporation approved stock repurchases of up to 100,000 shares (“2006 plan”). During the first quarter of 2007, 29,706 shares were repurchased at an average per share cost of $19.53. The Company has repurchased 81,210 shares under the 2006 plan at an average per share cost of $16.82.
6. Business Segment Information
Sidus Financial, LLC was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Alabama, Florida, Maryland, Kentucky, West Virginia, Arkansas, Pennsylvania, Mississippi, Louisiana, Delaware and Tennessee. The following table details the results of operations for the first three months of 2007 and 2006 for the Company and for Sidus.

March 31, 2007	Bank	Sidus	Other	Total

Interest income (1)	$17,420,739	$625,772	$(70,742)	$17,975,769

Interest expense	7,306,565	523,150	(70,742)	7,758,973

Net interest income	10,114,174	102,622	—	10,216,796

Provision for loan losses	300,000	—	—	300,000

Net interest income after provision for loan losses	9,814,174	102,622	—	9,916,796
Net gain (loss) on sale of investment Securities	—	—	—	—

Other income	2,667,926	1,410,702	—	4,078,628

Other expense	7,025,362	1,239,046	21,059	8,285,467

Income before income taxes	5,456,738	274,278	(21,059)	5,709,957

Income taxes (2)	1,711,641	106,968	—	1,818,610

Net income	$3,745,097	$167,310	$(21,059)	$3,912,406

Total assets (3)	$1,138,863,105	$59,248,495	$(63,020,062)	$1,135,091,538
Net loans	797,142,356	—	—	797,142,356
Loans held for sale	72,000	52,023,917	—	52,095,917
Goodwill	32,696,900	4,943,872	(4,943,872)	32,696,900
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

March 31, 2006	Bank	Sidus	Other	Total

Interest income (1)	$14,645,895	$443,387	$(53,813)	$15,035,469

Interest expense	4,945,097	349,493	(53,813)	5,240,777

Net interest income	9,700,798	93,894	—	9,794,692

Provision for loan losses	565,000	—	—	565,000

Net interest income after provision for loan losses	9,135,798	93,894	—	9,229,692
Net gain (loss) on sale of investment Securities	11,724	—	—	11,724

Other income	2,170,004	1,164,419	—	3,334,423

Other expense	6,873,728	1,252,022	—	8,125,750

Income before income taxes	4,443,798	6,291	—	4,450,089

Income taxes (2)	1,519,465	2,422	—	1,521,887

Net income	$2,924,333	$3,869	—	$2,928,202

Total assets (3)	$1,054,257,614	$46,333,860	$(62,640,722)	$1,037,950,752
Net loans	736,088,477	—	—	736,088,477
Loans held for sale	275,585	40,096,358	—	40,371,943
Goodwill	32,136,183	4,383,155	(4,383,155)	32,136,183

(1)	Note: The Bank allocates interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column.

(2)	Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)	Note: Asset eliminations represent the Bank’s Due from Sidus account ($55,000,000 in 2007 and 2006), the Bank’s Investment in Sidus ($3,000,000 in 2007 and 2006), the Bank’s A/R from Sidus ($230,873 in 2007 and $257,567 in 2006), and Sidus’ Goodwill account ($4,943,872 in 2007 and $4,383,155 in 2006) and Holding Company assets ($154,683 in 2007 and $2,461 in 2006).
7. Reclassifications
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.
8. New Accounting Standards
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”). SFAS No.156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets of servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 in the first quarter of 2007 and the adoption did not have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in account for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. Adoption on January 1, 2007 did not have a material effect on the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the words or phrases “will likely result,” “should,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market area, and competition and other factors described in our filings with the Securities and Exchange Commission that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company further advises readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Changes in Financial Position
Total assets at March 31, 2007 were $1,135.1 million, an increase of $15.2 million or 1.4% compared to December 31, 2006 of $1,119.9 million. The increase in total assets was primarily in the interest bearing
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

accounts and securities available for sale that were funded by increases in certificates of deposits and noninterest bearing accounts. The loan portfolio, net of allowance for losses, was $797.1 million at March 31, 2007, compared to $804.1 million at December 31, 2006, a decrease of $6.9 million or 0.9%. Gross loans held for investment decreased by $6.7 million, and the allowance account increased by approximately $263,000. Loan growth was concentrated in the following products: commercial real estate fixed rate loans increased by $8.1 million (5.1%), construction and land development loans increased by $3.7 million (3.6%) and rental and multifamily loans increased by $1.3 million (5.0%), However, offsetting the increases, commercial and industrial fixed rate loans declined by $11.6 million or 25.1% which is a normal recurring seasonal fluctuation. Loans were funded by growth in certificates of deposit (“COD”) and noninterest bearing demand deposits as the Bank promoted one or more special rates throughout the period.
Mortgage loans held for sale increased by $9.7 million (23.0%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors.
The securities portfolio increased from $127.5 million at December 31, 2006, to $134.3 million at March 31, 2007, an increase of 5.4%. The increase is attributable to the $13.2 million of investments purchased during the first three months of the year. The additional investments were purchased using the available cash and liquidity. Budgeted increases in investment securities as a percentage of total assets and improved market yields were factors for purchasing the investment securities. The portfolio is comprised of U.S. treasury securities (2.2%), securities of federal agencies (40.8%), mortgage-backed securities (31.5%), tax-exempt municipal securities (24.0%), corporate bonds (0.7%), and publicly traded common and preferred stocks (0.8%). At the end of the first quarter 2007, temporary investments including deposits at the Federal Home Loan Bank increased by $20.0 million from $0.2 million to $20.2 million when compared with the balances at December 31, 2006.
Deposits increased $17.6 million or 1.9% comparing March 31, 2007 to December 31, 2006. Overall, noninterest-bearing demand deposits increased $4.1 million or 2.7%; NOW, savings, and money market accounts increased $0.7 million or 0.3%; COD’s over $100,000 increased $4.0 million or 1.8%; and other COD’s increased $8.8 million or 3.0%. The noninterest-bearing deposit growth of $4.1 million was concentrated in business checking accounts. Most of the net increase in the interest bearing deposits was in the following primary categories: money market accounts (decreased $3.0 million or 2.5%), NOW accounts (increased $3.4 million or 4.5%), savings (increased $0.3 million or 0.9%). The Company’s sufficient liquidity permitted it to lag behind market pricing for money market products while offering one or more special rates on COD’s to attract longer term funding. The Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds decreased $5.6 million or 7.0% comparing March 31, 2007 to December 31, 2006. The decrease was funded by deposit growth and a reduction in outstanding loans held for investment.
At March 31, 2007, total shareholders’ equity was $127.0 million or a book value of $11.97 per share compared to $124.4 million or a book value of $11.72 per share at year-end December 31, 2006. The tangible book values per share at March 31, 2007 and December 31, 2006 were $8.43 and $8.17, respectively. At March 31, 2007, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. Year to date, the Company has purchased 29,706 shares of its common stock at a total cost of $580,150. All shares purchased were cancelled.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 19.63% at March 31, 2007 compared to 16.56% at December 31, 2006. Additional liquidity is provided by $177 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta.
Management continues to assess interest rate risk internally and by utilizing outside sources. Following a period of stable rates the balance sheet is asset sensitive over a three-month period, meaning that there will be more assets than liabilities immediately repricing as market rates change. Over a period of twelve months, the balance sheet becomes slightly liability sensitive. Following a period of rate increases (or decreases) net interest income will increase (or decrease) over both three-month and twelve-month periods.
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in net interest margin. Although the yield curve slope has remained inverted, the net interest margin for Sidus has expanded. Generally, Sidus’ loans held for sale have firm price commitments from investors to minimize price sensitivity to interest rate fluctuations.
The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Results of Operations
Net income for the three-month period ended March 31, 2007 was $3,912,406, compared to $2,928,202 in the same period of 2006, an increase of 33.6%. Basic and diluted earnings per common share were $0.37 and $0.36, $0.27 and $0.27 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. On an annualized basis, quarter-to-date results represent a return on average assets of 1.46%
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

in 2007 compared to 1.15% in 2006, and a return on average equity of 12.53% compared to 10.03%, respectively.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Quarterly results improved as return on average tangible equity was 17.84% for the quarter ended March 31, 2007, as compared to 14.82% for the quarter ended March 31, 2006.
Net income for the three-month period ended March 31, 2007 and 2006 was $3,571,621 and $2,732,763 (excluding non-recurring income and expense items as discussed in following paragraphs), an increase of 30.7%. Diluted earnings per common share were $0.33 and $0.25 ignoring nonrecurring items for the three-month periods ended March 31, 2007 and 2006, respectively.
Net Interest Income
Net interest income, the largest contributor to earnings, was $10.2 million in the first quarter of 2007, compared with $9.8 million in the same period of 2006, an increase of 4.3%. This quarterly increase is attributable to loan growth and to rate increases after the first 3 months of 2006 that impacted the first quarter of 2007. The Company has repriced its interest rate assets and liabilities higher as compared to March 31, 2006. Net interest margin decreased from 4.55% for the three months ended March 31, 2006 to 4.32% for the same period in 2007. The decline was due to the following three factors: a nonrecurring reduction to first quarter 2006 interest expense from an accelerated amortization of the premium on a borrowing that was called early by the lender (15 basis points), an increase in lower yielding loans held for sale as a percentage of total loans in 2007 (2 basis points), and general margin compression from stable short-term rates and an inverted yield curve in 2007 (6 basis points). Adjusting the net interest margin to exclude the effects of both the borrowing that was called in 2006 and the mortgage loans held for sale, the bank’s net interest margins were 4.41% and 4.47%, respectively, for the quarters ended March 31, 2007 and 2006. The tax equivalent yield on earning assets, in these comparable periods, increased from 6.95% at March 31, 2006 to 7.55% at March 31, 2007, as the prime rate increased 50 basis points from March 31, 2006 to March 31, 2007.
Comparing the fourth quarter of 2006 to the first quarter of 2007, the Company’s net interest margin has decreased from 4.34% to 4.32% as the prime rate remained unchanged during the quarter following the last increase on June 30, 2006. This quarter over quarter slight decrease was attributable to the following factors: higher repricing of time deposits which have lagged behind the prime rate increases and an increase in time deposits as a percentage of total funding.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

	Average Balance Sheets and Net Interest Income Analysis
	(Dollars in Thousands)
(Unaudited)
Three Months Ended:	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$2,352	$40	6.90%	$2,346	$26	4.49%
Interest bearing deposits	1,889	13	2.79%	3,868	39	4.09%
Investment securities (1)	129,935	1,640	5.12%	117,085	1,277	4.42%
Total loans (1,2)	839,988	16,445	7.94%	763,573	13,847	7.35%

Total average earning assets (1)	974,164	18,138	7.55%	886,872	15,189	6.95%

Noninterest earning assets	112,099			120,958

Total average assets	$1,086,263			$1,007,830

INTEREST BEARING LIABILITIES
NOW and money market	$187,540	$1,091	2.20%	$201,580	$900	1.81%
Savings	36,745	90	0.99%	40,681	100	1.00%
Time certificates	522,512	6,102	4.74%	425,745	3,922	3.74%

Total interest bearing deposits	746,797	7,211	3.92%	668,006	4,922	2.99%
Repurchase agreements sold	36,095	298	3.35%	29,015	199	2.78%
Borrowed funds	21,543	250	4.71%	45,917	120	1.06%

Total interest bearing liabilities	804,435	7,759	3.91%	742,938	5,241	2.86%

Noninterest bearing deposits	147,045			140,412
Stockholders’ equity	126,588			118,041
Other liabilities	8,195			8,515

Total average liabilities and stockholders’ equity	$1,086,263			$1,007,830

NET INTEREST INCOME/ YIELD (3,4)		$10,379	4.32%		$9,948	4.55%

INTEREST SPREAD (5)			3.64%			4.09%

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
Provisions and Allowance for Loan Losses
The provisions for loan losses for the three-month periods ended March 31, 2007 and March 31, 2006 were $300,000 and $565,000, respectively. Net charge-offs year to date for 2007 were $36,931 or 0.02% (annualized) of average loans held for investment compared to $62,097 or 0.03% (annualized) of average loans held for investment in the same period 2006. As of March 31, 2007 and December 31, 2006, the
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

allowance for loan losses as a percentage of gross loans held for investment was 1.37% and 1.34%, respectively. The increase in the allowance percentage of gross loans was based on a quarterly analysis of risk-graded loans. Management uses a continuous assessment process to monitor loan portfolio quality. Based on this review, management considers the level of reserves adequate based on the risk profile of the loan portfolio. However, future adjustments may be necessary if economic and other conditions differ substantially from management’s assumptions.
Total non-performing assets increased from $2.4 million to $3.2 million and 0.21% to 0.28% of total assets as of December 31, 2006 and March 31, 2007, respectively as the total of nonaccrual loans increased during the first quarter of 2007. The additions to non-performing loans are secured primarily by real estate and in some cases, by equipment and accounts receivable. The largest loan added to nonaccruals had an outstanding balance of $447,000 and is secured by a first deed of trust. The Bank expects no loss on this loan at this time. The other additional loans placed in nonaccrual had amounts outstanding ranging from $400 to $100,000 each. Each non-performing loan has been analyzed to determine the amount to reserve in the allowance for loan losses based on an assessment of the collateral value. As discussed in the preceding paragraph, the Bank has determined that the aggregate balance in the allowance for loan losses is adequate based upon a detailed analysis of loan quality and collateral values.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased $935,855 or 29.8% comparing the first quarters of 2007 and 2006. The largest increase in noninterest income was in other income, an increase of $473,751 or 626.8%, comparing the three-month periods ended March 31, 2007 and 2006. This increase was due to Bank owned life insurance (BOLI) death benefit which resulted in income of $481,940. Without this nonrecurring income item, other income would have decreased $8,189. The increase in total noninterest income disregarding the nonrecurring items was $453,915 or 14.4%. Net gain on sales of mortgages increased from first quarter 2006 to first quarter 2007 by $246,283 or 21.2%. Noninterest income from BOLI increased by $71,845 or 49.6% due to a larger invested balance than the prior year’s first quarter. Other service fees increased $72,024 or 9.4% mainly due from an increase in commissions and fees from mortgages originated and merchant fees which were offset by decreases in investment service income from the Bank’s securities brokerage subsidiary, Main Street Investment Services, Inc.
There was an overall increase of 9.3% in service charges on deposit accounts in the first quarter of 2007, however, without NSF fees, there was an increase of 3.6%. NSF fee income increased from $618,589 in the first quarter of 2006 to $691,901 for the same period in 2007, an increase of 11.9%. This is due, in part, to an increase in the per item charge for NSF items of 6.7% made in February 2006.
Sales of mortgage loans resulted in a gain of $1,410,702 for the first quarter of 2007 compared to a gain in 2006 of $1,164,419, an increase of 21.2%. The increase is attributable to the higher volume of loans sold which increased $46.6 million or 26.3%. Mortgage banking income, representing income generated from servicing a number of our sold loans, increased 0.5% as a result of a one time adjustment of $23,280 for correction of misclassified income. Without the one time adjustment, mortgage banking income would have decreased by $22,873 or 29.0%. This decrease is a result of the $21.2 million (8.5%) decline in the average balance of the portfolio of serviced mortgage loans. The Company’s average servicing portfolio decreased from $249.2 million at March 31, 2006 to $228.0 million at March 31, 2007.
Noninterest Expense
Total noninterest expenses were $8,264,408 in the first quarter of 2007, compared to $7,922,375 in the same period of 2006, an increase of $342,033, or 4.3%. Salaries and employee benefit expenses increased
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

$273,402 (6.0%) in first quarter 2007 over the first quarter of 2006, due to additional employees to staff the new branch scheduled to open in April 2007, normal salary and wage increases, and accruals for expected incentive payments. These increases were partially offset by deferring salaries expense attributable to the cost of loan origination as prescribed by SFAS 91. The deferred salaries expense offset decreased by $46,504, resulting in an overall increase to the salaries and benefits. Occupancy and equipment expenses in the first quarter 2007, increased by $60,384 or 6.3% over the first quarter of 2006. The largest contributor to the increase was the expense incurred to prepare the new branch in Pfafftown for opening in early April 2007. Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, totaled $197,469 for the quarter ended March 31, 2007 and $207,430 for the quarter ended March 31, 2006.
Comparing the first quarter of 2007 and 2006, other operating expenses increased approximately $48,000 or 2.5%. The largest increases were in expenses related to the write down of an asset ($83,000), other accrued expenses ($150,000) and charitable contributions ($44,000). There were offsetting decreases in accounting fees ($80,000), advertising ($33,000), business development ($35,000) and telephone expense ($31,000). Data processing expenses decreased $12,000 in the first quarter of 2007, compared with the same period in 2006 as operations continues to become more efficient.
Income Tax Expense
Income tax expense for the first quarter of 2007 was $1,818,610 compared to $1,521,887 in the first quarter of 2006, an increase of 19.5%. The effective tax rate for the first quarter of 2007 was 31.7% compared to 34.2% in the same period of 2006. The effective tax rate decrease was attributable to a nontaxable, nonrecurring income item relating to a BOLI benefit received upon the death of a bank officer.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”
Item 4. Controls and Procedures
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2007. See Note 5 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)
January 1, 2007 to January 31, 2007	1,110	$19.00	1,110	47,386
February 1, 2007 to February 28, 2007	2,141	19.78	2,141	45,245
March 1, 2007 to March 31, 2007	26,455	19.53	26,455	18,790

Total	29,706	$19.53	29,706

(1)	The Company’s stock repurchase program, as approved by the Board of Directors effective July 2006 provides for the repurchase of up to 100,000 shares until April 30, 2007. There have been 81,210 shares purchased under the new 2006 plan.
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Yadkin Valley Financial Corporation
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Chief Financial Officer
May 14, 2007
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2007