Form 10-Q
period 2007-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2007-08-14
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Common shares outstanding as of July 31, 2007, par value $1.00 per share, were 10,591,255.
The registrant has no other classes of securities outstanding.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2007	2006*
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$24,584,182	$42,387,101
Federal funds sold	11,264,000	—
Interest-bearing deposits	8,275,081	1,669,033

Total cash and cash equivalents	44,123,263	44,056,134

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $138,640,652 in 2007 and $128,278,242 in 2006)	136,453,530	127,520,514

GROSS LOANS	816,467,436	814,909,853
Less: Allowance for loan losses	(11,276,486)	(10,828,882)

NET LOANS	805,190,950	804,080,971

LOANS HELD FOR SALE	40,888,618	42,350,915

ACCRUED INTEREST RECEIVABLE	5,828,602	5,796,450

PREMISES AND EQUIPMENT, NET	27,806,657	27,098,420

FEDERAL HOME LOAN BANK STOCK, AT COST	2,782,300	3,632,600

INVESTMENT IN BANK-OWNED LIFE INSURANCE	22,531,838	22,796,932

GOODWILL	32,696,900	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $3,836,737 in 2007 and $3,441,799 in 2006)	4,642,771	5,037,709

OTHER ASSETS	6,510,611	4,834,028

TOTAL ASSETS	$1,129,456,040	$1,119,901,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$156,776,241	$151,811,660
Interest-bearing deposits:
NOW, savings, and money market accounts	229,365,719	233,031,838
Time certificates:
Over $100,000	243,921,503	228,553,689
Other	312,451,120	294,449,712

Total deposits	942,514,583	907,846,899

SHORT-TERM BORROWINGS	37,911,335	62,062,598

LONG-TERM BORROWINGS	12,000,000	17,000,000

ACCRUED INTEREST PAYABLE	3,378,851	2,975,097

OTHER LIABILITIES	5,670,077	5,617,838

TOTAL LIABILITIES	1,001,474,846	995,502,432

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 10,608,287 shares in 2007 and 10,611,052 shares in 2006	10,608,287	10,611,052
SURPLUS	71,204,636	71,151,626
RETAINED EARNINGS	47,512,705	43,107,431
ACCUMULATED OTHER COMPREHENSIVE LOSS	(1,344,434)	(470,968)

TOTAL STOCKHOLDERS’ EQUITY	127,981,194	124,399,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,129,456,040	$1,119,901,573

*	Derived from audited consolidated financial statements
See Notes to Condensed Consolidated Financial Statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$16,915,817	$15,433,527	$33,324,966	$29,254,917
Interest on federal funds sold	128,245	39,057	168,188	65,382
Interest on securities:
Taxable	1,261,819	994,532	2,488,271	1,853,593
Non-taxable	291,810	282,566	578,722	571,859
Interest-bearing deposits	49,417	12,199	62,730	51,599

Total interest income	18,647,108	16,761,881	36,622,877	31,797,350

INTEREST EXPENSE
Time deposits of $100,000 or more	3,008,730	1,989,878	5,727,199	3,642,223
Other deposits	4,757,494	3,595,299	9,249,568	6,865,008
Borrowed funds	471,799	863,282	1,020,229	1,182,005

Total interest expense	8,238,023	6,448,459	15,996,996	11,689,236

NET INTEREST INCOME	10,409,085	10,313,422	20,625,881	20,108,114

PROVISION FOR LOAN LOSSES	200,000	550,000	500,000	1,115,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,209,085	9,763,422	20,125,881	18,993,114

NONINTEREST INCOME
Service charges on deposit accounts	954,231	904,694	1,934,646	1,801,840
Other service fees	1,013,679	798,430	1,855,800	1,568,527
Net gain on sales of mortgage loans	1,645,664	1,519,340	3,056,366	2,683,759
Net gain on sales of investment securities	—	7,000	—	18,724
Income on investment in bank owned life insurance	313,574	146,801	530,343	291,725
Mortgage banking income	132,981	49,027	212,267	127,906
Bank owned life insurance death benefit	—	—	481,940	—
Other income	52,385	64,120	119,780	139,703

Total noninterest income	4,112,514	3,489,412	8,191,142	6,632,184

NONINTEREST EXPENSE
Salaries and employee benefits	4,989,416	4,559,281	9,828,017	9,124,480
Occupancy and equipment expenses	987,709	916,421	2,002,617	1,870,945
Printing and supplies	139,165	131,946	282,670	293,677
Data processing	109,712	93,585	210,639	206,089
Amortization of core deposit intangible	197,468	207,429	394,937	414,859
Other	2,259,602	1,996,651	4,228,600	3,917,637

Total noninterest expense	8,683,072	7,905,313	16,947,480	15,827,687

INCOME BEFORE INCOME TAXES	5,638,527	5,347,521	11,369,543	9,797,611

INCOME TAXES	1,852,128	1,927,697	3,670,738	3,449,584

NET INCOME	$3,786,399	$3,419,824	$7,698,805	$6,348,027

NET INCOME PER COMMON SHARE:
Basic	$0.36	$0.32	$0.73	$0.60

Diluted	$0.35	$0.32	$0.71	$0.59

CASH DIVIDENDS PER COMMON SHARE	$0.13	$0.12	$0.25	$0.23

See Notes to Condensed Consolidated Financial Statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET INCOME	$3,786,399	$3,419,824	$7,698,805	$6,348,027

OTHER COMPREHENSIVE LOSS, BEFORE TAX:

Unrealized holding losses on securities available for sale	(1,966,042)	(768,296)	(1,429,393)	(937,763)
Tax effect	762,538	295,794	555,927	361,039

Unrealized holding losses on securities available for sale, net of tax	(1,203,504)	(472,502)	(873,466)	(576,724)

Reclassification adjustment for realized gains	—	(7,000)	—	(18,724)
Tax effect	—	2,695	—	7,209

Reclassification adjustment for realized gains, net of tax	—	(4,305)	—	(11,515)

OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,203,504)	(476,807)	(873,466)	(588,239)

COMPREHENSIVE INCOME	$2,582,895	$2,943,017	$6,825,339	$5,759,788

See Notes to Condensed Consolidated Financial Statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,698,805	$6,348,027
Adjustments to reconcile net income to net cash used by operating activities:
Net amortization of premiums on investment securities	42,931	178,543
Provision for loan losses	500,000	1,115,000
Net gain on sales of mortgage loans held for sale	(3,056,366)	(2,683,759)
Net loss on sales of available for sale securities	—	19,305
(Increase) decrease in investment in Bank owned life insurance	265,093	(291,725)
Depreciation and amortization	1,000,210	976,249
Net (gain) loss on sale of premises and equipment	(7,030)	47,860
Amortization of core deposit intangible	394,937	414,859
Originations of mortgage loans held-for-sale	(495,955,031)	(400,175,144)
Proceeds from sales of mortgage loans	500,473,694	389,385,559
Increase in accrued interest receivable	(32,151)	(312,983)
(Increase) decrease in other assets	(1,676,582)	468,956
Increase in accrued interest payable	403,754	812,088
Increase (decrease) in other liabilities	594,417	(1,315,896)

Net cash provided by (used in) operating activities	10,646,681	(5,013,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(21,325,213)	(23,048,964)
Proceeds from sales of available for sale securities	7,998,622	5,000,860
Proceeds from maturities of available for sale securities	2,935,000	8,310,000
Net change in loans	(1,609,979)	(38,484,714)
Purchases of premises and equipment	(1,732,340)	(1,139,715)
Proceeds from redemption of Federal Home Loan Bank stock	850,300	985,500
Purchases of Federal Home Loan Bank stock	—	(1,256,100)
Proceeds from sale of premises and equipment	30,925	28,531

Net cash used in investing activities	(12,852,685)	(49,604,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	1,298,462	2,545,942
Net increase in time certificates	33,369,222	50,190,609
Net increase (decrease) in borrowed funds	(29,151,263)	1,285,148
Purchases of common stock	(939,774)	(516,063)
Dividends paid	(2,653,633)	(2,451,207)
Proceeds from exercise of stock options	350,119	26,861

Net cash provided by financing activities	2,273,133	51,081,290

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,129	(3,536,373)
CASH AND CASH EQUIVALENTS:
Beginning of period	44,056,134	55,493,487

End of period	$44,123,263	$51,957,114

See Notes to Condensed Consolidated Financial Statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes filed with the Company’s 2006 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2007 do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. The accounting policies followed are set forth in Note 1 to the Company’s 2006 10-K Annual Report to Shareholders filed with the Securities and Exchange Commission.
2. Stock-based Compensation
During the three and six months ended June 30, 2007, 2,728 and 3,571 options, respectively, were vested. At June 30, 2007 there were 59,297 options unvested and 89,130 shares of common stock available for future grants of options. During the second quarter 2007, there were no options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: dividend yield of 2.52%, expected volatility of 11.8%, risk-free interest rate of 5.25%, and expected life of 7 years. During the first six months of 2007, 52,500 options were granted with a weighted-average fair value of $3.53 per option and a five year vesting period. No options were granted during the first six months of 2006.
The compensation expense charged against income was $11,581 ($7,007, net of income tax) for the three month period ending June 30, 2007 and $23,162 ($14,013, net of income tax) for the six-month period ending June 30, 2007. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. As of June 30, 2007 there was $182,501 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over a weighted-average period of 2.4 years.
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
Cash received from the options exercised during the three and six months ended June 30, 2007 were $158,790 and $ 350,119, respectively. Cash received from the options exercised during the three and six months ended June 30, 2006
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

were $1,240 and $26,821, respectively. The exercises in 2007 included 26,811 director options that had been granted under stock option plans at other banks prior to the acquisition of those banks by the Bank.
3. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2007, the Company had commitments outstanding of $235.2 million for additional loan amounts and $4.4 million under standby letters of credit excluding Sidus’ commitments. Management does not expect any significant losses to result from these commitments.
At June 30, 2007, Sidus had $155.9 million of commitments outstanding to close mortgage loans at fixed prices and $155.9 million of commitments outstanding to sell mortgages to agencies and other investors.
4. Pending Litigation
The Company has pending litigation relating to former employees’ suit for breach of contract. Management does not expect the settlement to have an impact on results of operations in the future, although the outcome is uncertain.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic EPS denominator:

Weighted average number of common shares outstanding	10,613,687	10,650,739	10,613,902	10,660,533

Dilutive effect arising from assumed exercise of stock options	178,741	137,081	184,037	140,171

Diluted EPS denominator	10,792,428	10,787,821	10,797,939	10,800,704

During the quarter ended June 30, 2007, the average market price of $18.90 was less than the exercise price of $19.07 for 52,500 options, and these options were excluded from the computation of diluted shares. During the first six months of 2007, the exercise prices of all the outstanding options were lower than the average market price per share of $19.17; therefore, all options were included in the computation of diluted shares.
6. Stockholders’ Equity
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

On June 21, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share to all shareholders of record on July 6, 2007, and payable July 24, 2007. The dividend reduced shareholders’ equity by $1,379,026.
During the three and six months ended June 30, 2007, 21,932 and 45,843 stock options were exercised with net proceeds of $158,790 and $350,119, respectively.
Following reorganization as a holding company on July 1, 2006, the Board of Directors of Yadkin Valley Financial Corporation approved stock repurchases of up to 100,000 shares (“2006 plan”). During the second quarter of 2007, the remaining 18,790 shares in this plan were repurchased at an average per share cost of $19.03. The average price of all 2006 plan repurchases was $17.24 per share. On May 24, 2007, the Board approved another plan to repurchase up to 100,000 shares (“2007 plan”), and during the quarter the Company purchased 112 shares at a cost of $19.04 per share under the 2007 plan.
7. Business Segment Information
Sidus Financial, LLC was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Alabama, Florida, Maryland, Kentucky, West Virginia, Arkansas, Pennsylvania, Mississippi, Louisiana, Delaware and Tennessee. The following table details the results of operations for the first six months of 2007 and 2006 for the Company and for Sidus.

June 30, 2007	Bank	Sidus	Other	Total

Interest income (1)	$35,320,232	$1,379,645	$(77,000)	$36,622,877

Interest expense	14,979,819	1,096,223	(79,046)	15,996,996

Net interest income	20,340,413	283,422	2,046	20,625,881

Provision for loan losses	500,000	—	—	500,000

Net interest income after provision for loan losses	19,840,413	283,422	2,046	20,125,881
Net gain (loss) on sale of investment Securities	—	—	—	—

Other income	5,134,776	3,056,366	—	8,191,142

Other expense	14,330,830	2,530,164	86,486	16,947,480

Income before income taxes	10,644,359	809,624	(84,440)	11,369,543

Income taxes (2)	3,354,985	315,753	—	3,670,738

Net income	$7,289,374	$493,871	(84,440)	$7,698,805

Total assets (3)	$1,144,643,474	$47,638,748	$(62,826,182)	$1,129,456,040
Net loans	805,190,950	—	—	805,190,950
Loans held for sale	97,000	40,791,618	—	40,888,618
Goodwill	32,696,900	4,943,872	$(4,943,872)	32,696,900
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

June 30, 2006	Bank	Sidus	Other	Total

Interest income (1)	$30,816,097	$1,109,971	$(128,718)	$31,797,350

Interest expense	10,929,906	888,048	(128,718)	11,689,236

Net interest income	19,886,191	221,923	—	20,108,114

Provision for loan losses	1,115,000	—	—	1,115,000

Net interest income after provision for loan losses	18,771,191	221,923	—	18,993,114
Net gain (loss) on sale of investment Securities	18,724	—	—	18,724

Other income	3,929,701	2,683,759	—	6,613,460

Other expense	13,302,959	2,524,728	—	15,827,687

Income before income taxes	9,416,657	380,954	—	9,797,611

Income taxes (2)	3,302,917	146,667	—	3,449,584

Net income	$6,113,740	$234,287	—	$6,348,027

Total assets (3)	$1,091,976,384	$50,895,026	$(62,607,883)	$1,080,263,527
Net loans	765,426,104	—	—	765,426,104
Loans held for sale	—	44,900,073	—	44,900,073
Goodwill	32,136,183	4,383,155	(4,383,155)	32,136,183

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

(3)
Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($55,000,000 in 2007 and 2006), the Bank’s Investment in Sidus ($3,000,000 in 2007 and 2006), the Bank’s A/R from Sidus ($191,797 in 2007 and $224,728 in 2006), and Sidus’ Goodwill account ($4,943,872 in 2007 and $4,383,155 in 2006). Also included in this column are Holding Company assets ($309,487 in 2007 and $2,461 in 2006) and Holding Company income and expenses.

8. Business Combination
The Company has entered into a definitive agreement, subject to regulatory and shareholder approval, with Cardinal State Bank (“Cardinal”), headquartered in Durham, NC, where Cardinal shareholders will receive $17.62 per share in a total transaction value of approximately $41.8 million. Cardinal shareholders will elect to receive either Yadkin Valley Financial Corporation stock or cash subject to the following allocation: 42% of Cardinal stock will be exchanged for Yadkin stock and 58% exchanged for cash. The acquisition is expected to take place in the fourth quarter. Further details are available in the press release and Form 8-K filed June 14, 2007. Press releases are available on our website at www.yadkinvalleybank.com.
9. Reclassifications
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.
10. New Accounting Standards
In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”). SFAS No.156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 in the first quarter of 2007 and the adoption did not have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. Adoption on January 1, 2007 did not have a material effect on the Company.
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
Changes in Financial Position
Total assets at June 30, 2007 were $1,129.5 million, an increase of $9.6 million or 0.85% compared to December 31, 2006 of $1,119.9 million. The increase in total assets was primarily in the available-for-sale securities, which were funded by the increases in certificates of deposits and noninterest bearing accounts. Also, contributing to the increase
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

in total assets was the reclassification of the deferred tax benefit from other liabilities to other assets. The loan portfolio, net of allowance for losses, was $805.2 million at June 30, 2007, compared to $804.1 million at December 31, 2006, an increase of $1.1 million or 0.14%. Gross loans held for investment increased by $1.6 million, and the allowance account increased by approximately $448,000. Loan growth was concentrated in the following products: commercial real estate fixed rate loans increased by $22.5 million (14.2%), construction and land development loans increased by $1.6 million (1.5%) and rental and multifamily loans increased by $2.1 million (8.2%). Partially offsetting the increases, commercial and industrial (“C & I”) fixed rate loans declined by $11.3 million or 24.4%, the balance of the offset was spread over several different loan categories. The C & I loans decreased $11.6 million early in January which is a normal recurring seasonal fluctuation. Loans were funded by growth in certificates of deposit (“COD”) and noninterest bearing demand deposits as the Bank promoted one or more special rates throughout the period.
Mortgage loans held for sale decreased by $1.5 million (3.4%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors.
The securities portfolio increased from $127.5 million at December 31, 2006, to $136.5 million at June 30, 2007, an increase of 7.0%. Budgeted increases in investment securities as a percentage of total assets and improved market yields were factors for purchasing the investment securities. The portfolio is comprised of U.S. treasury securities (2.1%), securities of federal agencies (42.1%), mortgage-backed securities (31.5%), tax-exempt municipal securities (22.7%), corporate bonds (0.6%), and publicly traded common and preferred stocks (1.0%). At the end of the second quarter 2007, temporary investments including deposits at the Federal Home Loan Bank increased by $17.8 million from $0.2 million to $18.0 million when compared with the balances at December 31, 2006.
Deposits increased $34.7 million or 3.8% comparing June 30, 2007 to December 31, 2006. Overall, noninterest-bearing demand deposits increased $4.9 million or 3.3%; NOW, savings, and money market accounts decreased $3.7 million or 1.6%; CODs over $100,000 increased $15.4 million or 6.7%; and other COD’s increased $18.0 million or 6.1%. The noninterest-bearing deposit growth of $4.9 million was concentrated in business checking accounts. The largest decrease in interest-bearing deposits was in the money market accounts which decreased $7.0 million or 5.8%. Partially offsetting that decrease was an increase in the IOLTA accounts of $3.7 million or 43.0%. NOW accounts and savings remained relatively constant decreasing only 0.4% during the last six months. The time deposit growth continued to be strong with increases in jumbo CODs and other CODs of $15.4 million, or 6.1%, and $18.0 million, or 6.7%, respectively. The Company’s sufficient liquidity permitted it to lag behind market pricing for money market products while offering one or more special rates on COD’s to attract longer term funding. The Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds decreased $29.2 million or 36.8% comparing June 30, 2007 to December 31, 2006. The decrease was attributed to the growth in total deposits.
At June 30, 2007, total shareholders’ equity was $128.0 million or a book value of $12.06 per share compared to $124.4 million or a book value of $11.72 per share at year-end December 31, 2006. The tangible book values per share at June 30, 2007 and December 31, 2006 were $8.54 and $8.17, respectively. At June 30, 2007, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. Year to date, the Company has purchased 48,608 shares of its common stock at a total cost of $939,774. All shares purchased were cancelled.
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 18.7% at June 30, 2007 compared to 16.6% at December 31, 2006. Additional liquidity is provided by $167 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

from the Federal Home Loan Bank of Atlanta. In addition, the bank has unpledged marketable securities of $70 million available for use as a source of collateral. The Bank has been able to generate deposits in its local markets without having to rely on brokered deposits which total only $1.6 million in a NOW account.
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
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in net interest margin. The yield curve for the first six months of 2007 was flatter than it was for the first six months of 2006, and as expected, Sidus’ net interest margin narrowed 32 basis points. However, during June 2007, the yield curve began steepening and ended the period with a steeper slope than a year ago. Generally, Sidus’ loans held for sale have firm price commitments from investors that minimize price sensitivity to interest rate fluctuations.
The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Results of Operations
Net income for the three-month period ended June 30, 2007 was $3,786,399, compared to $3,419,824 in the same period of 2006, an increase of 10.7%. Basic earnings per common share were $0.36 and $0.32 and diluted earnings per common share were $0.35 and $0.32 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively. On an annualized basis, quarter-to-date results represent a return on average assets of 1.36% in 2007 compared to 1.30% in 2006, and a return on average equity of 11.85% compared to 10.78%, respectively.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Quarterly results declined, slightly, as return on average tangible equity was 16.74% for the quarter ended June 30, 2007, as compared to 16.79% for the quarter ended June 30, 2006. Year to date results improved as return on average tangible equity was 17.22% for the six-month period ended June 30, 2007, as compared to 15.82% for the six-month period ended June 30, 2006.
Net income for the six-month period ended June 30, 2007 was $7,698,805, compared to $6,348,027 in the same period of 2006, an increase of 21.3%. Basic earnings per common share were $0.73 and $0.60 and diluted earnings per common share were $0.71 and $0.59 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively. On an annualized basis, year-to-date results represent a return on average assets of 1.41% in 2007 compared to 1.24% in 2006, and a return on average equity of 12.16% compared to 10.78%, respectively.
Net Interest Income
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

Net interest income, the largest contributor to earnings, was $10.4 million in the second quarter of 2007, compared with $10.3 million in the same period of 2006, an increase of 0.9%. This quarterly increase was attributable to loan growth. The net interest margin declined from 4.47% in the second quarter of 2006 to 4.21% in the second quarter of 2007 as CODs have repriced over the past year. By the end of June 30, 2007, the cost of funds was stabilizing as CODs were being issued at approximately the same aggregate rate as CODs that were maturing. During the second quarter, the Bank decreased its rates on special offerings for terms less than one year as liquidity increased. Excluding the impact of net interest income from Sidus Financial, LLC, the Bank’s mortgage lending subsididary, the Bank’s net interest margin was 4.33% for the second quarter of 2007 and down only 23 basis points from the comparable figure last year.
Comparing the first quarter of 2007 to the second quarter of 2007, the Company’s year-to-date net interest margin has decreased from 4.32% to 4.27% as the prime rate remained unchanged during the quarter following the last increase on June 30, 2006. This quarter over quarter slight decrease was attributable to the following factors: higher repricing of time deposits which have lagged behind the prime rate increases and an increase in time deposits as a percentage of total funding.
Net interest income for the first six months of 2007 was $20.6 million as compared to $20.1 million in 2006, an increase of 2.6%. The increase was attributable to the same factors identified in the quarterly discussion above. Net interest margin, as shown in the table below, declined from 4.50% to 4.27% for the six months ended June 30, 2006 and June 30, 2007, respectively.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)
(Unaudited) Six Months Ended:

	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS

Federal funds sold	$6,137	$168	5.52%	$2,874	$65	4.56%
Interest bearing deposits	2,728	63	4.66%	2,399	51	4.29%
Investment securities (1)	132,036	3,322	5.07%	123,129	2,680	4.39%
Total loans (1,2)	849,781	33,399	7.93%	787,340	29,312	7.51%

Total average earning assets (1)	990,682	36,952	7.52%	915,742	32,108	7.07%

Noninterest earning assets	112,928			114,344

Total average assets	$1,103,610			$1,030,086

INTEREST BEARING LIABILITIES
NOW and money market	$187,481	$2,059	2.21%	$197,869	$1,815	1.85%
Savings	36,160	182	1.01%	40,294	200	1.00%
Time certificates	537,494	12,735	4.78%	441,535	8,492	3.88%

Total interest bearing deposits	761,135	14,976	3.97%	679,698	10,507	3.12%
Repurchase agreements sold	34,879	570	3.30%	30,091	421	2.82%
Borrowed funds	19,607	451	4.64%	51,778	762	2.97%

Total interest bearing liabilities	815,621	15,997	3.96%	761,567	11,690	3.10%

Noninterest bearing deposits	152,553			143,731
Stockholders’ equity	127,719			118,748
Other liabilities	7,717			6,040

Total average liabilities and stockholders’ equity	$1,103,610			$1,030,086

NET INTEREST INCOME/ YIELD (3,4)		$20,955	4.27%		$20,418	4.50%

INTEREST SPREAD (5)			3.57%			3.98%

1.
Interest income and yields related to securities and loans exempt from Federal income taxes are stated on a fully tax equivalent basis, assuming a Federal income tax rate of 34%, reduced by the nondeductible portion of interest expense

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
Provisions and Allowance for Loan Losses
The provisions for loan losses for the three-month periods ended June 30, 2007 and June 30, 2006 were $200,000 and $550,000, respectively. Net charge-offs year to date for 2007 were $52,397 or 0.01% (annualized) of average loans held for investment compared to $311,829 or 0.08% (annualized) of average loans held for investment in the same period in 2006. As of June 30, 2007 and December 31, 2006, the allowance for loan losses as a percentage of gross loans held for investment was 1.38% and 1.34%, respectively. The increase in the allowance percentage of gross loans was based on a quarterly analysis of risk-graded loans. Management uses a continuous assessment process to monitor loan portfolio quality. Based on this review, management considers the level of reserves adequate based on the risk profile of the loan portfolio. However, future adjustments may be necessary if economic and other conditions differ substantially from management’s assumptions.
Total non-performing assets increased from $2.4 million to $3.3 million and from 0.21% to 0.29% of total assets as of December 31, 2006 and June 30, 2007, respectively as the total of nonaccrual loans increased during the first six months of 2007. The additions to non-performing loans are secured primarily by real estate and in some cases, by
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

equipment and accounts receivable. The largest loan added to nonaccruals had an outstanding balance of $500,000 and is secured by a first deed of trust. The Bank expects no loss on this loan at this time. The other additional loans placed in nonaccrual had amounts outstanding ranging from $400 to $250,000 each. Each non-performing loan has been analyzed to determine the amount to reserve in the allowance for loan losses based on an assessment of the collateral value. As discussed in the preceding paragraph, the Bank has determined that the aggregate balance in the allowance for loan losses is adequate based upon a detailed analysis of loan quality and collateral values.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased $623,102 or 17.9% comparing the second quarters of 2007 and 2006. The quarterly fluctuations in the income categories that make up noninterest income are as follows:
•
Service charges on deposit accounts increased $49,537 or 5.5% due largely to an increase in service charge income on business checking, NOW, and money market accounts as well as paid overdraft fees on commercial accounts and ATM service charge fees.

•
Other service fees increased by $215,249 or 27.0%, due mainly to a $95,765 or 27.6% increase in Sidus commission fees and a $95,195 or 88.8% increase in annuity and mutual funds commissions. Also, a higher volume of annuities were sold along with recurring income from annuities sold earlier.

•	Net gain on sale of mortgages increased $126,324 or 8.3% due to the increase in total loans sold (14.3%) that resulted from an increase in total loans closed (23.4%).

•	Net gain on sale of investments decreased $7,000. Investments were not sold due to sufficient liquidity during the second quarter.

•	Income on investment in BOLI increased as a result of additional investment in BOLI during August 2006 and a conversion of existing policies to a higher yielding product in November 2006

•	Mortgage banking income increased $83,954 or 171.2% due to an adjustment of Mortgage Servicing Rights (“MSR”) to reflect a more recent valuation of the MSR

•	Other income decreased by $11,735 or 18.3% mainly due to the increased loss on the sale of other real estate owned, which increased by $11,314.
Comparing the first six months of 2007 and 2006, total noninterest income increased $1,558,958 or 23.5%. The year-to-date fluctuations in the noninterest income categories are summarized as follows:
•
Service charges on deposit accounts up $132,806 or 7.4% due to NSF fees increasing by $113,691 or 6.4% and ATM service charge income up by $16,333 or 10.9%. NOW and Money Market service charges increased as regular checking and club checking service charges decreased.

•
Other service fees increased by $287,273 or 18.3% due mainly to a $139,136 or 20.7% increase in Sidus commission fees and a $90,024 or 80.3% increase in annuity and mutual fund commissions. The Bank had a larger amount of mortgages originated in the first six months of 2007 than 2006 and a greater volume of annuities sold.

•	Net gain on sale of mortgages had an increase of $372,607 or 13.9% due to the increase in total loans sold and total loans originated.

•	Net gain on sale of investments decreased $18,724. The Bank’s liquidity remained at sufficient levels and did not necessitate any investment sales.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

•	Income on investment in BOLI increased $238,618 as a result of additional investments in BOLI in August 2006 and the conversion of existing policies to a higher yielding product in November 2006.

•	Mortgage banking income increased $84,361 or 66.0% due to an adjustment of Mortgage Servicing Rights (“MSR”) in the second quarter to reflect a more recent valuation of the MSR.

•	The Bank received a BOLI death benefit resulting in income of $481,940 in the first quarter of 2007.

•
Other income decreased by $19,923 or 14.3% mainly due to a decrease in dividends earned on FHLB stock as the Bank owned a lesser number of shares during 2007 and due to check cashing fees decreasing by $13,445 or 36.9%.

Noninterest Expense
Total noninterest expenses were $8,683,072 in the second quarter of 2007, compared to $7,905,313 in the same period of 2006, an increase of $777,759, or 9.8%. The following is a summary of the fluctuations for the quarter ending June 30, 2007 as compared to June 30, 2006.
•
Salaries and employee benefit expenses increased $430,135 or 9.4%. Salaries expense increased by $295,656 due to the new position added in administration and normal annual increases. Commission expense increased by $99,197 due to additional revenue generated by mortgage originators and investment brokers.

•
Occupancy and equipment expense increased by $71,288 or 7.8%. The largest contributor to the increase was the expense incurred to prepare the new branch in Pfafftown for opening in April 2007. Also, an increase in depreciation expense as the Bank upgrades equipment and adds to new offices.

•	Printing and supplies increased only $7,219 or 5.5%. The addition of a loan production office in Wilmington and a branch in Pfafftown being the most significant factors.

•	Data processing expense increased $16,127 or 17.2% due mainly to enhancements to the internet banking products.

•
Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, decreased $9,961 or 4.8% in accordance with the scheduled amortization expense.

•
Other operating expenses increased $262,950 or 13.2%. Miscellaneous expense increased as the Bank accrued for expenses relating to former employees’ suit for breach of contract. Telephone expense increased as the Bank changed service providers and incurred extra expense relating to the switch over. Decreases in outside service fees helped offset the impact of the increases as fewer consultant services were utilized. Accounting fees in the second quarter of 2007 showed an increase over the first quarter of the year. ATM service fees increased as charges increased from ATM service provider due to a larger number of debit cards being issued along with increased usage.

For the six-month period ended June 30, 2007, noninterest expense totaled $16,947,480, an increase of 7.1% over the total of $15,827,687 for the same period last year.
•
Salaries and employee benefit expenses increased $703,537 or 7.7% over the last year due to additional employees to staff the new branch scheduled to open in April 2007 and normal salary and wage increases. The largest increase was in commissions paid due to the increase in revenue from the investment brokerage division and the mortgage originators.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

•	Occupancy and equipment costs increased $131,672 or 7.0%. The increases were due to higher depreciation costs as the Bank grows and expenses for new offices in Pfafftown and Wilmington.

•
Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, decreased $19,922 or 4.8% in accordance with the scheduled amortization expense.

•
Other operating expenses increased $310,963 or 7.9%. The largest increases were in expenses related to utilities due to the increased fuel costs and ATM fees due to increased fees from the service provider. Miscellaneous expense increased as the Bank accrued for expenses relating to former employees’ suit for breach of contract, as did telephone expenses as the Bank added offices. Decreases in outside service fees helped offset the impact of the increases as fewer professional services were engaged.

Income Tax Expense
Income tax expense for the second quarter of 2007 was $1,852,128 compared to $1,927,697 in the second quarter of 2006, a decrease of 3.9%. The effective tax rate for the second quarter of 2007 was 32.8% compared to 36.0% in the same period of 2006. The effective tax rate decrease was attributable to increased nontaxable income relating to additional BOLI investments made in August, 2006 and to conversion to policies with higher yielding investments in November, 2006. Income tax expense for the year to date June 30, 2007 was $3,670,738 compared to $3,449,584 for the same period of 2006, an increase of 6.4%. The effective tax rate for the six-month period ended June 30, 2007 was 32.3% compared to 35.2% in the same period of 2006. The effective tax rate decrease was attributable to a nontaxable, nonrecurring income item relating to a BOLI benefit received upon the death of a bank officer in the first quarter. In addition the rate decrease was attributable to reasons discussed above for the second quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”
Item 4. Controls and Procedures
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2007. See Note 5 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)
April 1, 2007 to April 30, 2007	1,500	$19.34	1,500	17,290
May 1, 2007 to May 31, 2007	12,402	18.98	12,402	4,888
June 1, 2007 to June 30, 2007 (2006 plan)	4,888	19.04	4,888	-0-
June 1, 2007 to June 30, 2007 (2007 plan)	112	19.04	112	99,888

Total	18,902	$19.03	18,902

(1)
The Company’s stock repurchase program, as approved by the Board of Directors on May 24, 2007 provides for the repurchase of up to 100,000 shares. There have been 112 shares purchased under the 2007 plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders was held on May 24, 2007. Of 10,621,702 shares entitled to vote at the meeting, 7,745,908 shares voted. The following matters were voted on at the meeting:

Proposal 1:
Shareholders elected J.T. Alexander, Jr., Ralph L. Bentley, M.D., Nolan G. Brown, Faye E. Cooper, Harry M. Davis, James A. Harrell, Jr., William A. Long, Daniel J. Park, James L. Poindexter, James N. Smoak, Harry C. Spell and C. Kenneth
Wilcox to serve one-year terms on the Board of Directors or until their successors are            elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
J.T. Alexander, Jr.	7,601,418	144,490
Ralph L. Bentley, M.D.	7,599,213	146,695
Nolan G. Brown	7,588,556	157,352
Faye E. Cooper	7,562,052	183,856
Harry M. Davis	7,633,479	112,429
James A. Harrell, Jr.	7,631,157	114,751
William A. Long	7,634,326	111,582
Daniel J. Park	7,569,675	176,233
James L. Poindexter	7,563,076	182,832
James N. Smoak	7,639,114	106,794
Harry C. Spell	7,604,271	141,637
C. Kenneth Wilcox	7,483,183	262,725
Item 6. Exhibits

Exhibit #	Description

10.1	Definitive Agreement and Plan of Reorganization with Cardinal State Bank (incorporated by reference to exhibit 2.1 to Form 8-K filed on August 18, 2007 (file 000-52099))

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Chief Financial Officer
August 7, 2007
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2007