Form 10-K/A
period 2006-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2007-08-27
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
Form 10-K/A
AMENDMENT No. 1 TO FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________
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
Securities registered under Section 12(b) of the Act: Common Stock, $1.00 par value
Securities registered under Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐       No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐       No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐       No ☒
The aggregate market value of the registrant’s Common Stock at June 30, 2006, held by those persons deemed by the registrant to be non-affiliates, was approximately $140.5 million.
As of August 24, 2007 (the most recent practicable date), the registrant had outstanding 10,574,977 shares of Common Stock.

TABLE OF CONTENTS

Explanatory Note

PART IV
-Item 15 — Exhibits

Exhibit 23:	Consent of the Company’s Independent Registered Public Accounting Firm

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32:	Section 1350 Certification

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K/A of the Yadkin Valley Financial Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2007, is being filed to amend the Original Filing to include the consent of the company's independent registered public accounting firm.
As a result of this amendment, the management certifications, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.
Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.
PART IV
Item 15 — Exhibits

Exhibit No.	Description

Exhibit 23:	Consent of the Company’s Independent Registered Public Accounting Firm

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Rule

Exhibit 32:	Section 1350 Certification

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/ William A. Long	Date: August 24, 2007

William A. Long President and Chief Executive Officer

By:	/s/ Edwin E. Laws	Date: August 24, 2007

Edwin E. Laws Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Long	Date: August 24, 2007

William A. Long President, Chief Executive Officer, and Director

/s/ Ralph L. Bentley	Date: August 24, 2007

Ralph L. Bentley Director

/s/ Faye E. Cooper	Date: August 24, 2007

Faye E. Cooper Director

/s/ Harry M. Davis	Date: August 24, 2007

Harry M. Davis Director

/s/ Daniel J. Park	Date: August 24, 2007

Daniel J. Park Director

/s/ Harry C. Spell	Date: August 24, 2007

Harry C. Spell Director

/s/ James N. Smoak	Date: August 24, 2007

James N. Smoak Director

/s/ Kenneth Wilcox	Date: August 24, 2007

Kenneth Wilcox Director

4