Form 10-Q
period 2007-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2007-11-09
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of October 31, 2007, par value $1.00 per share, were 10,571,849.
The registrant has no other classes of securities outstanding.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$21,332,969	$42,387,101
Interest-bearing deposits	1,784,390	1,669,033

Total cash and cash equivalents	23,117,359	44,056,134

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $142,571,623 in 2007 and $128,278,242 in 2006)	142,385,422	127,520,514

GROSS LOANS	851,613,647	814,909,853
Less: Allowance for loan losses	(11,229,272)	(10,828,882)

NET LOANS	840,384,375	804,080,971

LOANS HELD FOR SALE	36,050,302	42,350,915

ACCRUED INTEREST RECEIVABLE	6,412,671	5,796,450

PREMISES AND EQUIPMENT, NET	26,749,373	27,098,420

FEDERAL HOME LOAN BANK STOCK, AT COST	2,782,300	3,632,600

INVESTMENT IN BANK-OWNED LIFE INSURANCE	22,786,838	22,796,932

GOODWILL	32,696,900	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $4,030,885 in 2007 and $3,441,799 in 2006)	4,448,623	5,037,709

OTHER ASSETS	6,152,161	4,834,028

TOTAL ASSETS	$1,143,966,324	$1,119,901,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$153,045,731	$151,811,660
Interest-bearing deposits:
NOW, savings, and money market accounts	229,370,547	233,031,838
Time certificates:
Over $100,000	253,575,271	228,553,689
Other	313,067,019	294,449,712

Total deposits	949,058,568	907,846,899

SHORT-TERM BORROWINGS	42,693,531	62,062,598

LONG-TERM BORROWINGS	12,000,000	17,000,000

ACCRUED INTEREST PAYABLE	3,435,948	2,975,097

OTHER LIABILITIES	5,843,787	5,617,838

TOTAL LIABILITIES	1,013,031,834	995,502,432

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 10,572,849 shares as of September 30, 2007 and 10,611,052 shares as of December 31, 2006	10,572,849	10,611,052
SURPLUS	70,982,287	71,151,626
RETAINED EARNINGS	49,503,715	43,107,431
ACCUMULATED OTHER COMPREHENSIVE LOSS	(124,361)	(470,968)

TOTAL STOCKHOLDERS’ EQUITY	130,934,490	124,399,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,143,966,324	$1,119,901,573

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$17,368,558	$15,993,036	$50,693,524	$45,247,953
Interest on federal funds sold	99,381	70,412	267,569	135,794
Interest on securities:
Taxable	1,407,074	1,095,078	3,895,345	2,948,670
Non-taxable	308,657	275,520	887,379	847,380
Interest-bearing deposits	47,434	19,550	110,164	71,150

Total interest income	19,231,104	17,453,596	55,853,981	49,250,947

INTEREST EXPENSE
Time deposits of $100,000 or more	3,130,594	2,358,500	8,857,793	6,000,723
Other deposits	4,873,263	4,066,384	14,122,831	10,931,392
Borrowed funds	499,702	639,459	1,519,931	1,821,464

Total interest expense	8,503,559	7,064,343	24,500,555	18,753,579

NET INTEREST INCOME	10,727,545	10,389,253	31,353,426	30,497,368

PROVISION FOR LOAN LOSSES	300,000	525,000	800,000	1,640,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN	10,427,545	9,864,253	30,553,426	28,857,368

NONINTEREST INCOME
Service charges on deposit accounts	1,002,897	976,648	2,937,543	2,778,488
Other service fees	863,393	970,513	2,719,193	2,539,040
Net gain on sales of mortgage loans	1,337,985	1,686,130	4,394,351	4,369,889
Net gain on sales of investment securities	44,674	—	44,674	18,724
Income on investment in bank owned life insurance	255,000	159,000	785,343	450,725
Mortgage banking income	63,916	50,352	276,183	178,257
Bank owned life insurance death benefit	—	—	481,940	—
Other income (loss)	(11,399)	83,123	108,381	222,826

Total noninterest income	3,556,466	3,925,766	11,747,608	10,557,949

NONINTEREST EXPENSE
Salaries and employee benefits	4,624,760	4,897,747	14,452,777	14,022,227
Occupancy and equipment expenses	984,639	1,030,115	2,987,256	2,901,060
Printing and supplies	126,734	170,536	409,404	464,213
Data processing	104,856	97,667	315,495	303,756
Amortization of core deposit intangible	194,149	200,789	589,086	615,648
Other	1,981,143	1,815,299	6,209,743	5,732,938

Total noninterest expense	8,016,281	8,212,153	24,963,761	24,039,842

INCOME BEFORE INCOME TAXES	5,967,730	5,577,866	17,337,273	15,375,475

INCOME TAXES	2,045,373	1,940,764	5,716,111	5,390,348

NET INCOME	$3,922,357	$3,637,102	$11,621,162	$9,985,127

NET INCOME PER COMMON SHARE:

Basic	$0.37	$0.34	$1.10	$0.94

Diluted	$0.37	$0.34	$1.08	$0.93

CASH DIVIDENDS PER COMMON SHARE	$0.13	$0.12	$0.38	$0.35

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET INCOME	$3,922,357	$3,637,102	$11,621,162	$9,985,127

OTHER COMPREHENSIVE LOSS, BEFORE TAX:

Unrealized holding gains on securities available for sale	2,045,595	1,167,896	616,202	230,133
Tax effect	(798,047)	(449,661)	(242,120)	(88,622)

Unrealized holding gains on securities available for sale, net of tax	1,247,548	718,235	374,082	141,511

Reclassification adjustment for realized gains	(44,674)	—	(44,674)	(18,724)
Tax effect	17,199	—	17,199	7,209

Reclassification adjustment for realized gains, net of tax	(27,475)	—	(27,475)	(11,515)

OTHER COMPREHENSIVE GAIN, NET OF TAX	1,220,073	718,235	346,607	129,996

COMPREHENSIVE INCOME	$5,142,430	$4,355,337	$11,967,769	$10,115,123

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,621,162	$9,985,127
Adjustments to reconcile net income to net cash used by operating activities:
Net amortization of premiums on investment securities	68,439	304,705
Provision for loan losses	800,000	1,640,000
Net gain on sales of mortgage loans held for sale	(4,394,351)	(4,369,889)
Net gain on sales of available for sale securities	(44,674)	(18,724)
Increase in investment in Bank owned life insurance	(1,267,283)	(450,725)
Depreciation and amortization	1,455,675	1,482,208
Net (gain) loss on sale of premises and equipment	(76,823)	47,860
Amortization of core deposit intangible	589,086	615,648
Originations of mortgage loans held-for-sale	(690,149,132)	(639,451,109)
Proceeds from sales of mortgage loans	700,844,096	634,086,466
Increase in accrued interest receivable	(616,221)	(678,089)
Decrease in other assets	731,348	500,086
Increase in accrued interest payable	460,851	909,479
Increase (decrease) in other liabilities	(2,048,451)	(1,282,139)

Net cash provided by operating activities	17,973,722	3,320,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,163,656)	(34,982,611)
Proceeds from sales of available for sale securities	22,911,510	6,828,948
Proceeds from maturities of available for sale securities	2,935,000	13,310,000
Net change in loans	(37,103,404)	(42,043,231)
Purchases of premises and equipment	(2,655,612)	(1,443,339)
Proceeds from redemption of Federal Home Loan Bank stock	850,300	2,110,500
Purchases of Federal Home Loan Bank stock	—	(2,156,100)
Proceeds from sale of premises and equipment	1,625,807	28,531
Proceeds from death benefit from Bank owned life insurance	1,277,376
Investment in bank owned life insurance policies	—	(5,500,000)

Net cash used in investing activities	(50,322,679)	(63,847,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	(2,427,220)	(15,883,143)
Net increase in time certificates	43,638,889	67,712,218
Net increase (decrease) in borrowed funds	(24,369,067)	13,019,874
Purchases of common stock	(1,941,865)	(1,181,295)
Dividends paid	(4,026,260)	(3,724,405)
Proceeds from exercise of stock options	535,705	57,168

Net cash provided by financing activities	11,410,182	60,000,417

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,938,775)	(525,981)

CASH AND CASH EQUIVALENTS:
Beginning of period	44,056,134	55,493,487

End of period	$23,117,359	$54,967,506

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007. Operating results for the three and nine months ended September 30, 2007 do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.
2. Stock-based Compensation
During the three and nine months ended September 30, 2007, 100 and 3,671 options, respectively, were vested. At September 30, 2007 there were 59,742 options unvested and 89,730 shares of common stock available for future grants of options. During the third quarter 2007, there were no options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: dividend yield of 2.52%, expected volatility of 11.8%, risk-free interest rate of 5.25%, and expected life of 7 years. During the first nine months of 2007, 52,500 options were granted with a weighted-average fair value of $3.53 per option and exercise price of $19.07 with a five year vesting period. There were 500 options granted during the first nine months of 2006.
The compensation expense related to options was $11,581 ($7,007, net of income tax) for the three month period ending September 30, 2007 and $34,743 ($21,020, net of income tax) for the nine-month period ending September 30, 2007. As of September 30, 2007 there was $170,920 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 4.1 years.
Cash received from the options exercised during the three and nine months ended September 30, 2007 were $185,586 and $535,705, respectively. Cash received from the options exercised during the three and nine months ended September 30, 2006 were $30,307 and $57,168, respectively. The exercises in 2007 included 33,622 director options that had been granted under stock option plans at other banks prior to the acquisition of those banks by the Company.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

3. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2007, the Company had commitments outstanding of $249.6 million for additional loan amounts and $4.8 million under standby letters of credit excluding commitments of Sidus Financial, LLC (“Sidus”), a subsidiary of the Bank. Management does not expect any significant losses to result from these commitments.
At September 30, 2007, Sidus had $140.8 million of commitments outstanding to close mortgage loans at fixed prices and $140.8 million of commitments outstanding to sell mortgages to agencies and other investors.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic EPS denominator:

Weighted average number of common shares outstanding	10,584,092	10,635,205	10,603,937	10,651,998

Dilutive effect arising from assumed exercise of stock options	136,997	147,889	178,428	139,447

Diluted EPS denominator
	10,721,089	10,783,094	10,782,365	10,791,445

During the quarter ended September 30, 2007, the average market price of $16.77 per share was less than the exercise prices ranging from $17.10 to $19.07 and averaging $18.82 for 60,000 options, and these options were excluded from the computation of diluted shares. During the first nine months of 2007, the average market price of $18.36 per share was lower than the exercise price of $19.07 for 52,500 options and these options were excluded from the computation of diluted shares.
6. Stockholders’ Equity
On September 27, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share to all stockholders of record on October 5, 2007, and payable October 26, 2007. The dividend reduced stockholders’ equity by $1,373,850.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

6. Stockholders’ Equity (continued)
Following reorganization as a holding company on July 1, 2006, the Board of Directors of Yadkin Valley Financial Corporation approved stock repurchases of up to 100,000 shares (“2006 plan”). Shares purchased under the 2006 plan were completed in June 2007 as the limit was reached. The average price of all 2006 plan repurchases was $17.24 per share. On May 24, 2007, the Board approved another plan to repurchase up to 100,000 shares (“2007 plan”), and during the third quarter of 2007 the Company purchased 57,489 shares at an average cost of $17.43 per share. Under the 2007 plan, the Company has repurchased a total of 57,601 shares at an average price of $17.43 per share.
7. Business Segment Information
Sidus was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Alabama, Florida, Maryland, Kentucky, West Virginia, Arkansas, Pennsylvania, Mississippi, Louisiana, Delaware and Tennessee. The following table details the results of operations for the first nine months of 2007 and 2006 for the Company and for Sidus.
September 30, 2007

	Bank	Sidus	Other	Total

Interest income (1)	$54,101,240	$1,911,454	$(158,712)	$55,853,981

Interest expense	23,147,701	1,511,566	(158,712)	24,500,555

Net interest income	30,953,539	399,887	—	31,353,426

Provision for loan losses	800,000	—	—	800,000

Net interest income after provision for loan losses	30,153,539	399,887	—	30,553,426
Net gain (loss) on sale of investment Securities	44,674	—	—	44,674

Other income	7,308,583	4,394,351	—	11,702,934

Other expense	21,219,884	3,743,877	—	24,963,761

Income before income taxes	16,286,912	1,050,361	—	17,337,273

Income taxes (2)	5,306,470	409,641	—	5,716,111

Net income	$10,980,442	$640,720	(84,440)	$11,621,162

Total assets (3)	$1,163,903,701	$42,926,785	$(62,864,162)	$1,143,966,324
Net loans	840,384,375	—	—	840,384,375
Loans held for sale	—	36,050,302	—	36,050,302
Goodwill	32,696,900	4,943,872	$(4,943,872)	32,696,900

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

7. Business Segment Information (continued)
September 30, 2006

	Bank	Sidus	Other	Total

Interest income (1)	$47,722,281	$1,721,398	$(192,732)	$49,250,947

Interest expense	17,569,247	1,377,064	(192,732)	18,753,579

Net interest income	30,153,034	344,334	—	30,497,368

Provision for loan losses	1,640,000	—	—	1,640,000

Net interest income after provision for loan losses	28,513,034	344,334	—	28,857,368
Net gain (loss) on sale of investment Securities	18,724	—	—	18,724

Other income	6,163,034	4,376,191	—	10,539,225

Other expense	20,138,715	3,853,314	47,813	24,039,842

Income before income taxes	14,556,077	867,211	(47,813)	15,375,475

Income taxes (2)	5,056,471	333,877	—	5,390,348

Net income	$9,499,606	$533,334	$(47,813)	$9,985,127

Total assets	$1,109,386,409	$47,247,782	$(62,515,393)	$1,094,118,798
Net loans	768,459,621	—	—	768,459,621
Loans held for sale		41,161,261	—	41,161,261
Goodwill	32,136,183	4,383,155	(4,383,155)	32,136,183

(1)	Note: The Bank allocates interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column.

(2)	Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($55,000,000 in 2007 and 2006), the Bank’s Investment in Sidus ($3,000,000 in 2007 and 2006), the Bank’s A/R from Sidus ($229,775 in 2007 and $134,699 in 2006), and Sidus’ Goodwill account ($4,943,872 in 2007 and $4,383,155 in 2006). Also included in this column are Holding Company assets ($309,485 in 2007 and $2,461 in 2006) and Holding Company income and expenses.
8. Reclassifications
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

9. New Accounting Standards
In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards
(“ SFAS”) 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”). SFAS No.156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 in the first quarter of 2007 and the adoption did not have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
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
10. Business Combination
The Company has entered into a definitive merger agreement, subject to regulatory and stockholder approval to merge Cardinal State Bank (“Cardinal”), headquartered in Durham, NC, into the Bank. Cardinal stockholders will receive $17.62 per share in a total transaction value of approximately $41.8 million. Cardinal stockholders may elect to receive either Yadkin Valley Financial Corporation stock or cash subject to the following allocation: 42% of Cardinal stock will be exchanged for Yadkin stock and 58% exchanged for cash. The acquisition is expected to take place in the fourth quarter. Further details are available in the press release and Form 8-K filed June 14, 2007. Press releases are available on our website at www.yadkinvalleybank.com.
On September 19, 2007, the North Carolina Commissioner of Banks approved the application for merger submitted by the Bank and Cardinal. The Company currently expects this merger to close in the first quarter of 2008.
11. Subsequent Events
On November 1, 2007, the Company established a Delaware trust subsidiary, Yadkin Valley Statutory Trust I (“the Trust”), which completed the sale of $25,000,000 of trust preferred securities. The Trust issued the trust preferred

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Yadkin Valley Statutory Trust I used the proceeds from the sale of the securities to purchase the Company’s junior subordinated deferrable interest notes due 2037 (the “Debenture”). The net proceeds from the offering will be used by the Company in connection with the previously announced acquisition of Cardinal State Bank, and for general corporate purposes.
The Debenture was issued pursuant to a Junior Subordinated Deferrable Interest Debenture between the Company and Wilmington Trust Company dated November 1, 2007 (the “Indenture”), which as been previously filed with the SEC. The terms of the Debenture are substantially the same as the terms of the trust preferred securities. Interest payments by the Company will be used by the trust to pay the quarterly distributions to the holders of the trust preferred securities. The Indenture permits the Company to redeem the Debenture after five years.
The terms of the trust preferred securities are governed by an Amended and Restated Declaration of Trust, dated November 1, 2007, between the Company, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein, a copy of which has been previously filed with the SEC.
Pursuant to a Guarantee Agreement dated November 1, 2007, between the Company and Wilmington Trust Company, the Company has guaranteed the payment of distributions and payments on liquidation or redemption of the trust preferred securities. The obligations of the Company under the Guarantee Agreement, a copy of which has been filed with the SEC, are subordinate to all of the Company’s senior debt.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of the Bank during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.
This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2006 Annual Report on Form 10-K under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

•	changes in deposit flows;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.
We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
The following discussion describes our results of operations for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.
In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.
The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

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
Changes in Financial Position
Total assets at September 30, 2007 were $1,144.0 million, an increase of $24.1 million or 2.2% compared to assets of $1,119.9 million at December 31, 2006. The increase in total assets was primarily in loans held for investment and in available-for-sale securities, which were funded by the increases in certificates of deposits and noninterest bearing accounts. Also, contributing to the increase in total assets was the reclassification of the deferred tax benefit from other liabilities to other assets. The loan portfolio, net of allowance for losses, was $840.4 million at September 30, 2007, compared to $804.1 million at December 31, 2006. Gross loans held for investment increased by $36.7 million. Net loans held for investment increased by $36.3 million or 4.5%, with the remaining difference due to an increase in the allowance account of approximately $400,000. Loan growth was concentrated in the following products: commercial real estate fixed rate loans increased by $32.8 million (20.6%), construction and land development loans increased by $16.7 million (16.2%) and rental and multifamily loans increased by $3.3 million (12.8%). Partially offsetting the increases, commercial and industrial (“C & I”) fixed rate loans declined by $10.5 million or 22.7%, and C & I variable rate loans declined $12.4 million or 10.5%. The balance of the offset was spread over several different loan categories. The C & I loans decreased $11.6 million early in January which is a normal recurring seasonal fluctuation. Loans were funded by growth in certificates of deposit (“CODs”) and noninterest bearing demand deposits as the Bank promoted one or more special COD rates throughout the period.
Mortgage loans held for sale decreased by $6.3 million (14.9%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors. The decrease was attributed to a decline in mortgage loans closed by Sidus from $76.9 million during the month of December 2006 to $59.4 million during the month of September 2007.
The securities portfolio increased from $127.5 million at December 31, 2006, to $142.4 million at September 30, 2007, an increase of 11.7%. Budgeted increases in investment securities as a percentage of total assets and improved market yields were factors for purchasing the investment securities. The portfolio is comprised of U.S. treasury securities (2.1%), securities of federal agencies (39.6%), mortgage-backed securities (32.4%), tax-exempt municipal securities (24.6%), corporate bonds (0.6%), and publicly traded common and preferred stocks (0.7%). Temporary investments including deposits at the Federal Home Loan Bank increased from approximately $200,000 at December 31, 2006 to $300,000 at September 30, 2007.
Deposits increased $41.2 million or 4.5% comparing September 30, 2007 to December 31, 2006. Overall, noninterest-bearing demand deposits increased $1.2 million or 0.8%; negotiable orders of withdrawal (“NOW”), savings, and money market accounts decreased $3.7 million or 1.6%; CODs over $100,000 increased $25.0 million or 11.0%; and other COD’s increased $18.6 million or 6.3%. The noninterest-bearing deposit growth of $1.2 million was

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

concentrated in business checking accounts. The largest decrease in interest-bearing deposits was in the money market accounts which decreased $5.6 million or 6.7%. Partially offsetting that decrease was an increase in the IOLTA accounts of $2.0 million or 23.0%. NOW accounts and savings remained relatively constant decreasing only 2.4% during the last nine months. The Company’s sufficient liquidity permitted it to lag behind market pricing for money market products while offering one or more special rates on CODs to attract longer term funding. The Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds decreased $24.4 million or 30.8% comparing September 30, 2007 to December 31, 2006. Deposit growth provided funds that exceeded the amount necessary for asset growth, so the excess was used to reduce borrowings.
At September 30, 2007, total stockholders’ equity was $130.9 million or a book value of $12.39 per share compared to $124.4 million or a book value of $11.72 per share at year-end December 31, 2006. The tangible book values per share at September 30, 2007 and December 31, 2006 were $8.87 and $8.17, respectively. At September 30, 2007, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. During the nine-month period ended September 30, 2007, the Company has purchased 106,097 shares of its common stock at a total cost of $1,941,865, or an average cost of $18.30 per share. All shares purchased were either in the process of being cancelled or have already been cancelled.
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 15.4% at September 30, 2007 compared to 16.6% at December 31, 2006. Additional liquidity is provided by $182 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta. In addition, the Bank has unpledged marketable securities of $79 million available for use as a source of collateral. The Bank has been able to generate deposits in its local markets without having to rely on brokered deposits. At September 30, 2007 brokered deposits totaled only $1.7 million.
Management continues to assess interest rate risk internally and by utilizing outside sources. Following a period of stable rates the balance sheet is asset sensitive over a three-month period, meaning that there will be more assets than liabilities immediately repricing as market rates change. Over a period of twelve months, the balance sheet becomes slightly liability sensitive. Following a period of rate increases (or decreases) net interest income will increase (or decrease) over both a three-month and a twelve-month period. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin. The yield curve for the first nine months of 2007 was generally flatter than it was for the first nine months of 2006, and as expected, Sidus’ net interest margin declined by 12 basis points. However, the curve steepened during the third quarter of 2007, and Sidus’ net interest margin increased by 39 basis points from the second quarter of 2007 to the third quarter of 2007.

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Results of Operations
Net income for the three-month period ended September 30, 2007 was $3,922,357, compared to $3,637,100 in the same period of 2006, an increase of 7.8%. Basic and diluted earnings per common share were $0.37 and $0.34 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively. On an annualized basis, third quarter results represent a return on average assets of 1.38% in 2007 compared to 1.28% in 2006, and a return on average equity of 11.94% compared to 11.27%, respectively.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Quarterly results declined slightly, as return on average tangible equity was 16.72% for the quarter ended September 30, 2007, as compared to 17.66% for the quarter ended September 30, 2006. Year-to-date results improved as return on average tangible equity was 17.04% for the nine-month period ended September 30, 2007, as compared to 16.50% for the nine-month period ended September 30, 2006.
Net income for the nine-month period ended September 30, 2007 was $11,621,162, compared to $9,985,127 in the same period of 2006, an increase of 16.4%. Basic earnings per common share were $1.10 and $0.94 and diluted earnings per common share were $1.08 and $0.93 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively. On an annualized basis, year-to-date results represent a return on average assets of 1.40% in 2007 compared to 1.28% in 2006, and a return on average equity of 12.08% compared to 11.25%, respectively.
Net Interest Income
Net interest income, the largest contributor to earnings, was $10.7 million in the third quarter of 2007, compared with $10.4 million in the same period of 2006, an increase of 3.3%. This quarterly increase was attributable to loan growth. The net interest margin declined from 4.43% in the third quarter of 2006 to 4.24% in the third quarter of 2007 as CODs, NOW and money market accounts have repriced higher over the past year. However, on September 19, 2007, The Wall Street Journal reported that prime decreased by 50 basis points following the Federal Reserve decreasing the target federal funds rate by the same amount. Following the prime rate change, the bank decreased its COD rates by 20 to 30 basis points. The Bank also decreased its variable rate loans, excluding home equity lines, by 50 basis points, and home equity lines were scheduled to adjust in early October concurrent with the next statement period. Liquidity remained steady throughout the period as additional loans were funded primarily with CODs issued in the local markets at rates less than those offered in the wholesale markets. Excluding the impact of net interest income from Sidus, the Bank’s net interest margin was 4.34% for the third quarter of 2007, down only 21 basis points from the comparable figure last year and up 1 basis point from the second quarter of 2007.
Comparing the second quarter of 2007 to the third quarter of 2007, the Company’s net interest margin has increased from 4.21% to 4.24%. The positive effect of the increase in loan volume on net interest margin more than exceeded the negative effect of the slight increase in cost of funds.
Net interest income for the first nine months of 2007 was $31.4 million as compared to $30.5 million in 2006, an increase of 2.8%. The increase was attributable to the same factors identified in the quarterly discussion above. Net interest margin, as shown in the table below, declined from 4.48% to 4.26% for the nine months ended September 30, 2006 and September 30, 2007, respectively.

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)
(Unaudited)
Nine Months Ended:

	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$6,626	$268	5.41%	$3,674	$136	4.95%
Interest bearing deposits	3,162	110	4.65%	2,270	71	4.18%
Investment securities (1)	135,703	5,174	5.10%	122,725	4,173	4.55%
Total loans (1,2)	855,011	50,808	7.94%	794,979	45,342	7.63%

Total average earning assets (1)	1,000,502	56,360	7.53%	923,648	49,722	7.20%

Noninterest earning assets	110,521			118,669

Total average assets	$1,111,258			$1,042,317

INTEREST BEARING LIABILITIES
NOW and money market	$187,946	$3,118	2.22%	$187,234	$2,792	1.99%
Savings	36,445	273	1.00%	39,872	298	1.00%
Time certificates	545,262	19,590	4.80%	456,409	13,842	4.05%

Total interest bearing deposits	769,653	22,981	3.99%	683,515	16,932	3.31%
Repurchase agreements sold	34,681	866	3.34%	30,573	650	2.84%
Borrowed funds	18,912	654	4.62%	47,673	1,172	3.29%

Total interest bearing liabilities	823,246	24,501	3.98%	761,761	18,754	3.29%

Noninterest bearing deposits	152,976			146,012
Stockholders’ equity	128,579			118,637
Other liabilities	6,457			15,907

Total average liabilities and stockholders’ equity	$$1,111,258			$1,042,317

NET INTEREST INCOME/ YIELD (3,4)		$31,859	4.26%		$30,968	4.48%

INTEREST SPREAD (5)			3.55%			3.91%

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
Provisions and Allowance for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. The evaluation of the allowance is segregated into general allocations and

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.
The general allocation also includes a component for probable losses inherent in the portfolio, based on management’s analysis that is not fully captured elsewhere in the allowance. This component serves to address the inherent estimation and imprecision risk in the methodology as well as address management’s evaluation of various factors or conditions not otherwise directly measured in the evaluation of the general and specific allocations. Such factors include the current general economic and business conditions; collateral or other concentrations of credit; system, procedural, policy, or underwriting changes; loan performance trends; and results from internal and external portfolio examinations.
Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.
The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination.
The provisions for loan losses for the three months ended September 30, 2007 and September 30, 2006 were $300,000 and $525,000, respectively. Net charge-offs for the nine months ended September 30, 2007 were $399,611 or 0.06% (annualized) of average loans held for investment, compared to $498,644 or 0.09% (annualized) of average loans held for investment in the same period in 2006. As of September 30, 2007 and December 31, 2006, the allowance for loan losses as a percentage of gross loans held for investment was 1.32% and 1.34%, respectively. The decrease in the allowance percentage of gross loans was based on a quarterly analysis of risk-graded loans. Management uses a continuous assessment process to monitor loan portfolio quality. Based on this review, management considers the level of reserves adequate based on the risk profile of the loan portfolio. However, future adjustments may be necessary if economic and other conditions differ substantially from management’s assumptions.
Total non-performing assets increased from $2.4 million to $2.6 million and from 0.21% to 0.23% of total assets as of December 31, 2006 and September 30, 2007, respectively. The balance of other real estate owned increased and was partially offset by the decrease in the nonaccrual loans during the first nine months of 2007. The additions to nonaccrual loans are secured primarily by real estate and in some cases, by equipment and accounts receivable. All loans added to nonaccruals had immaterial outstanding balances of less than $150,000 each. Each non-performing loan has been analyzed to determine the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value. As discussed in the preceding paragraph, the Bank has determined that the aggregate balance in the allowance for loan losses is adequate based upon a detailed analysis of loan quality and collateral values.
Noninterest Income

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased $369,300 or 9.4% comparing the third quarters of 2007 and 2006. The quarterly fluctuations in the income categories that make up noninterest income are as follows:
•
Service charges on deposit accounts increased $26,249 or 2.7% due to an increase in Automated Teller Machine (“ATM”) service fee income. Also, customer overdraft income, net of collection expense increased. This was due to a decrease in the collection expense after the collection process was brought inhouse when the vendor contract expired. Consumer and commercial non-sufficient funds (“NSF”) fees dropped 3.3% offsetting the increases.

•
Other service fees decreased by $107,120 or 11.0%, due mainly to a $75,166 or 18.4% decrease in Sidus commission fees and a $79,009 or 35.0% decrease in annuity commissions. Offsetting the decreases were increases in merchant fee income and credit card user fees of 29.7%.

•	Net gain on sale of mortgages decreased $348,145 or 20.7% due to the decrease in total loans sold (11.1%) that resulted from a decrease in total loans closed (11.7%).

•
Net gain on sale of investments increased $44,674. Sale of a $3.0 million US Treasury Bond following a rally in the treasury market contributed a gain of $126,000. Losses on various bonds in other investment categories offset this gain. Funds were reinvested in securities with a higher tax equivalent yield than those sold.

•
Income on investment in bank-owned life insurance (“BOLI”) increased as a result of additional investment in BOLI during August 2006 and a conversion of existing policies to a higher yielding product in November 2006.

•	Mortgage banking income increased $13,564 or 26.9% due to an adjustment of Mortgage Servicing Rights (“MSR”) to reflect a more recent valuation of the MSR.

•	Other income decreased by $94,522 or 113.7% mainly due to losses on the sale of other real estate owned that increased by $96,867.
Comparing the first nine months of 2007 and 2006, total noninterest income increased $1,189,659 or 11.3%. The year-to-date fluctuations in the noninterest income categories are summarized as follows:
•
Service charges on deposit accounts were up $159,055 or 5.7% due to commercial NSF fees increasing by $139,518 or 30.0% and ATM service charge income was up by $49,046 or 21.5%. Also, customer overdraft income, net of collection expense increased. This was due to a decrease in the collection expense after the collection process was brought inhouse when the vendor contract expired.

•
Other service fees increased by $180,153 or 7.1% due mainly to a $72,783 or 6.5% increase in Sidus commission fees and a $106,036 or 27.3% increase in merchant fee income and credit card user fees. The Bank had a larger amount of mortgages originated in the first nine months of 2007 than 2006.

•	Net gain on sale of mortgages had an increase of $24,462 or 0.6% due to the increase in total loans sold and total loans originated.

•	Net gain on sale of investments increased $25,950. The gain resulted from disposition discussed in the quarterly summary above in addition to earlier gains from prior quarters’ sales.

•	Income on investment in BOLI increased $334,618 as a result of additional investment in BOLI

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

in August 2006 and the conversion of existing policies to a higher yielding product in November 2006.

•	Mortgage banking income increased $97,926 or 54.9% due to an adjustment of MSR in the second quarter to reflect a more recent valuation of the MSR.

•	The Bank received a BOLI death benefit resulting in income of $481,940 in the first quarter of 2007.

•	Other income decreased by $114,445 or 51.4% mainly due to losses on sale of other real estate owned that increased by $91,886.
Noninterest Expense
Total noninterest expenses were $8,016,281 in the third quarter of 2007, compared to $8,212,155 in the same period of 2006, a decrease of $195,872, or 2.4%. The following is a summary of the fluctuations for the quarter ended September 30, 2007 as compared to September 30, 2006.
•
Salaries and employee benefit expenses decreased $272,987 or 5.6%. The cost of group insurance for the employees decreased due to the August 2007 premium holiday declared by the provider. Accruals for the bonus incentive plan were reduced due to sufficient amounts accrued in previous quarters. Salaries expense increased by 2.2% due to normal annual increases.

•
Occupancy and equipment expense decreased by $45,476 or 4.4%. The decrease was attributable to lower occupancy expenses for Sidus and to lower depreciation expenses as equipment and computer items were fully depreciated in the third quarter of 2007.

•
Printing and supplies decreased by $43,802 or 25.7%. Supplies for the holding company formed in the second quarter of 2006 created additional expense along with normal variations in the timing of ordering supplies.

•	Data processing expense increased $11,739 or 3.9% due mainly to enhancements to the internet banking products.

•
Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, decreased $6,640 or 3.3% in accordance with the scheduled amortization expense.

•
Other operating expenses increased $165,844 or 9.1%. In January 2007, the Bank began accruing expenses related to former employees’ suit for breach of contract. Telephone expense increased as the Bank changed service providers and incurred extra expense related to the transition. Decreases in outside service fees from utilizing fewer consultant services helped offset the impact of the increases above. Accounting fees decreased in the third quarter of 2007 as professional engagements were scheduled to occur later in the year as compared to 2006. ATM service fees increased as charges increased from the ATM service provider due to a larger number of debit cards being issued along with increased usage.

For the nine-month period ended September 30, 2007, noninterest expense totaled $24,963,761, an increase of 2.4% over the total of $24,039,842 for the same period last year.
•
Salaries and employee benefit expenses increased $430,550 or 3.1% over the last year due to additional employees to staff the new branch in Pfafftown and the new loan production office in Wilmington in

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

April 2007. Normal salary and wage increases were offset by reduction in group insurance expense and bonus accruals as discussed in the quarterly discussion above.

•	Occupancy and equipment costs increased $86,196 or 3.0%. The increases were due to higher expenses from Bank growth, especially for the new offices in Pfafftown and Wilmington.

•
Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, decreased $26,562 or 4.3% in accordance with the scheduled amortization expense.

•	Printing and supplies costs decreased $54,808 or 11.8% due to additional expenses in the third quarter of 2006 associated with the formation of the holding company.

•
Other operating expenses increased $476,805 or 8.3%. The largest increases were in expenses related to ATM charges from the service provider. In 2007, the Bank accrued expenses related to former employees’ suit for breach of contract. Telephone expenses increased as the Bank added new offices in and transitioned to a new service provider in 2007. Expenses related to loan collections and other real estate owned increased while outside service fees and accounting fees decreased as fewer professional services were engaged during the nine-month period ended September 30, 2007.

Income Tax Expense
Income tax expense for the third quarter of 2007 was $2,045,373 compared to $1,940,763 in the third quarter of 2006, an increase of 5.4%. The effective tax rate for the third quarter of 2007 was 34.3% compared to 34.8% in the same period of 2006. The effective tax rate decrease was attributable to increased nontaxable income relating to additional BOLI investments made in August 2006 and the conversion of BOLI policies to higher yielding products in November 2006. Income tax expense for the year to date September 30, 2007 was $5,716,111 compared to $5,390,348 for the same period of 2006, an increase of 6.0%. The effective tax rate for the nine-month period ended September 30, 2007 was 33.0% compared to 35.1% in the same period of 2006. The effective tax rate decrease was attributable to a nontaxable, nonrecurring income item relating to a BOLI benefit received upon the death of a bank officer in the first quarter. In addition the rate decrease was attributable to reasons discussed above for the second quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned “Interest Rate Sensitivity” is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.
The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

months. Following a period of rate increases (or decreases) net interest income will increase (or decrease) over both a three-month and a twelve-month period.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Yadkin Valley Financial Corporation Form 10-Q Quarterly Report September 30, 2007

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2007. See Note 5 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)
July 1, 2007 to July 30, 2007	24,500	$18.42	24,500	75,388
August 1, 2007 to August 31, 2007	30,489	16.73	30,489	44,899
September 1, 2007 to September 30, 2007	2,500	16.32	2,500	42,399

Total	57,489	$17.43	57,489

(1)
The Company’s stock repurchase program, as approved by the Board of Directors on May 24, 2007 provides for the repurchase of up to 100,000 shares. There have been 57,601 shares purchased under the 2007 plan.

Item 6. Exhibits

Exhibit #	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007

Signature
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Yadkin Valley Financial Corporation

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Chief Financial Officer
November 9, 2007

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2007