Form 10-K/A
period 2006-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2008-01-15
CIK 1366367

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number: 0001366367

YADKIN VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	20-4495993 (I.R.S. Employer Identification No.)
209 North Bridge Street Elkin, North Carolina (Address of principal executive offices)	28621-3404 (Zip Code)

Registrant's telephone number, including area code: (336) 526-6300

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $1.00 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock at December 31, 2007, held by those persons deemed by the registrant to be non-affiliates, was approximately $150.9 million.

Common shares outstanding as of December 31, 2007, par value $1.00 per share, were 10,563,356.

TABLE OF CONTENTS

Explanatory Note

PART III—Item 10.  Directors and Executive Officers of the Registrant

PART III—Item 11.  Executive Compensation

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32:	Section 1350 Certification

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 19, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT NO. 2—10K/A

        This Amendment No. 2 to Form 10-K/A of the Yadkin Valley Financial Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 16, 2007, is being filed to amend the Original Filing. The amendments included in this Amendment No. 2 to Form 10-K/A were previously incorporated by reference to the Company's Proxy Form 14-A filed on April 19, 2007.

        As a result of this amendment, the management certifications, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

        Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings. Any reference to facts, circumstances or other matters at a "current" date refer to such facts and circumstances as of the filing date of the Original Filing.

PART III

Item 10—Directors and Executive Officers of the Registrant

and

Item 11—Executive Compensation

Compensation Discussion and Analysis

        Compensation Policy:    The objectives of the executive compensation program of the Company are to attract and retain qualified management, enhance achieving key operational and financial goals, reward key performers who contribute to positive returns for shareholders, and link compensation opportunities to performance based on financial and strategic objectives. The Company intends to keep compensation levels competitive with its peer group of similarly situated banks and bank holding companies. The compensation strategy is to maintain a structure within the executive compensation program that strengthens the link between executive compensation, the Bank's performance, and shareholder interests.

        Cash compensation for all employees of the Company is paid by the Bank, the principal subsidiary of the Company. The Company's 2006 annual cash compensation program was based upon the following principles:

  •
  Base salaries are targeted to the mid-point of the range of salaries paid to executive officers of the Company's peer group of similarly situated banks and bank holding companies.

  •
  Annual incentive cash awards are dependent upon the Bank's performance.

  •
  Long-term compensation, in the form of the stock option plans, directly links executive officers' rewards to stock price appreciation.

        In determining compensation levels, our Nominating and Compensation Committee (the "Compensation Committee") considers salary and bonus levels which will attract and retain qualified executives when combined with the other components of the Company's compensation programs including long-term stock-based equity grants. The Committee also considers programs that evaluate annual performance criteria and reward continuous improvement in their respective areas as well as the Company as a whole, which contribute to long-term shareholder value. The Compensation Committee intends to maintain compensation practices that reflect the conservative economic culture in which the Company operates. The Bank does not provide executive officers with reserved parking spaces or separate dining or other facilities. The Bank's bonus compensation, health care and insurance programs include all eligible employees, as well as executive officers.

        Mr. William A. Long, the President and Chief Executive Officer of the Company, recommends base salaries other than his own. He is also permitted to discuss the targets for the annual incentive cash compensation plan, but all final targets are determined by the Compensation Committee. Mr. Long is not permitted to be present while his compensation is being debated or approved by the Compensation Committee. He may be present when the compensation of the other executive officers is debated and approved. During 2006, he participated in the discussion of executive compensation other than his own.

  Components of the Compensation Program:

        Base Salary.    Base salaries for executive officers are reviewed and approved by the Compensation Committee. Annual cash salaries are based upon a review of the range of salaries earned by executive officers within the Company's peer group, and targeted to the mid-point of the range of salaries paid by the Company's peer group. The Compensation Committee examined salary information for the Company's peer group as provided by Matthews, Young—Management Consulting, a third party management consultant experienced in compensation matters for the banking industry. In determining base salaries, the Compensation Committee does not establish performance thresholds or other measures that directly relate base salaries to operating performance, although overall performance of the Company is a consideration. The Bank also pays the premiums for family health insurance and life insurance for certain executive officers. Mr. Long's base salary is set in August of each year. While the goal of the Compensation Committee is to keep Mr. Long's salary at the mid-point of the range of the Company's peer group, the mid-point of the peer group has increased significantly over the last few years. Mr. Long's Employment Agreement has an effective date of August 1. In January 2006, his salary was set at $284,082 for the eighteen month period beginning August 1, 2005, which was below the mid-point of the range of salaries paid to the chief executive officers of the Company's peer group. In January 2007, his salary was set at $312,490 for the 2007 compensation year, which was just above the mid-point of the range of salaries paid to the chief executive officers of the Company's peer group.

        Annual Cash Incentive Compensation.    All employees of the Company are eligible to receive annual bonus cash incentive compensation based upon the Company's Annual Incentive Compensation Plan designed by the Compensation Committee. In determining the Company's financial performance, the Compensation Committee is assisted by Matthews, Young—Management Consulting in establishing the financial targets and weightings of the factors. All employees are eligible to receive bonuses based on a percentage of the mid-point of the employee's salary range. The size of the annual incentive bonus pool is determined by the Company's success in achieving the stated corporate objectives. The performance targets for determining the bonus pool reflect the Compensation Committee's commitment to maintaining a strong incentive compensation plan that is directly related to maximizing shareholder value. For additional information regarding the corporate objectives and their weighting factors during 2006, please see the description of the Annual Incentive Compensation Plan under Executive Compensation above.

        The Company exceeded all of the goals of the 2006 Annual Incentive Compensation Plan and the maximum bonus pool was awarded. The Compensation Committee awarded cash bonuses to all employees based on a percentage of the mid-point of the employee's salary range. The Compensation Committee determined that the financial performance of the Company during 2006 was superior and awarded various cash bonuses in excess of those determined under the annual incentive compensation plan to certain officers, including Mr. Long. The cash incentive amount awarded to Mr. Long for 2006 represented 86.6% of his 2006 base compensation.

        Stock Options.    The Compensation Committee awards stock options to executive officers as a long-term incentive to align the executives' interests with those of other shareholders and to encourage significant stock ownership. Under the stock option plans of the Company, the Compensation Committee grants to selected key employees options to purchase shares of common stock at a price equal to the fair market value of the shares on the date of grant. Option recipients will receive value from grants under such stock options only to the extent that the price of the shares exceeds the exercise price of the stock options. During 2006, the Compensation Committee awarded no stock options to the Company's named executive officers.

        Employment Agreements.    The Compensation Committee recognizes that it is appropriate to enter into agreements with certain key officers to ensure that the Company continues to retain their services, particularly in situations where the Company has acquired other companies. The terms of the employment agreements with the Company's named executive officers are summarized above in the description of the employment agreements under Executive Compensation. These employment agreements include both severance and change in control provisions. The Company provides severance benefits because it may be difficult for senior executives to find comparable employment within a short period. Appropriate severance allows the Company to cleanly separate the executive officer and avoid prolonged contact with the Company's employees. The Company believes change in control payments reward the executive officers for their efforts in building the Company while reducing the reluctance of the executive officers to pursue potential transactions that might benefit the long-term interests of shareholders but involve a change in control of the Company.

        Matching 401(k) Contributions.    The Bank's 401(k) Plan is a voluntary defined contribution benefit plan under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), designed to provide additional incentive and retirement security for eligible employees of the Bank. The executive officers of the Bank participate in the 401(k) Plan on the same basis as all other eligible employees of the Bank. Under the 401(k) Plan, each eligible employee of the Bank may elect to contribute on a pre-tax basis to the 401(k) Plan, subject to certain limitations that may lower the maximum contributions of more highly compensated participants. The Bank matches 50% of the contributions to the 401(k) Plan up to 6% of the employee's compensation.

        Perquisites and Other Benefits.    In addition to the benefits described above, the Company provides its executive officers with certain other perquisites that the Compensation Committee considers to be usual and customary within the Company's peer group to assist the Company in remaining competitive in the market for experienced management. For instance, the Bank provides the Company's chief executive officer with use of an automobile, personal term life insurance, and payment of his country club expenses. The Chief Financial Officer of the Company is provided with the use of an automobile and payment of his country club expenses. For additional information regarding the perquisites made available to the Company's executive officers during 2006, please see the description of the employment agreements under Executive Compensation and the "All Other Comp" column of the Summary Compensation Table.

        Executive management also participates in the Bank's employee benefit plans, including medical and dental plans and other insurance programs, on the same basis as all eligible employees. Banking regulations prohibit executive management from participating in employee discount programs for certain Bank products.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Non-equity Incentive Plan Comp. ($)	All Other Comp. ($)		Total ($)
William A. Long, President and CEO	2006	288,687	96,115	153,885	48,237	(1)	586,924
Edwin E. Laws, VP and CFO	2006	99,873	-0-	43,252	18,168	(2)	161,293

(1)
Includes the Bank's accrued cost for providing an automobile of $17,608, the Bank's reimbursement of Country Club fees of $12,069, the Bank's cost to provide $250,000 in personal term life insurance, the Bank's contribution on behalf of the officer under the Bank's salary deferral plan under Section 401(k) of the Internal Revenue Code of 1986, as amended ("401(k) Plan"), and the Bank's cost of providing family medical insurance coverage. Mr. Long is capable of being issued 30,477 shares of common stock upon the vesting of all stock options held by him.

(2)
Includes the Bank's accrued cost for providing an automobile, the Bank's contribution on behalf of the officer under the Bank's salary deferral plan under the 401(k) Plan, the Bank's cost of providing family medical insurance coverage, and the Bank's reimbursement of Country Club fees.

        Terms of the Employment Agreements.    As a result of the merger with Main Street BankShares, Inc., and its subsidiary, Piedmont Bank, the Bank assumed the employment contracts with William A. Long, President and Chief Executive Officer of the Company and the Bank (the "Long Agreement"), and Edwin E. Laws, Vice President and Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank (the "Laws Agreement" and with the

Long Agreement, the "Employment Agreements"). The Long Agreement became effective April 1, 2000 for a term of three years. The Laws Agreement became effective February 1, 1999 for a term of one year. On each anniversary of the effective date of each Employment Agreement, the term of the Employment Agreement is automatically extended for an additional one year period beyond the then effective expiration date unless written notice from the Bank or the officer is received 90 days prior to the anniversary date advising the other that the Employment Agreement shall not be further extended. No such notice has been given by any such party. The officers have the option to terminate the Agreements upon sixty days' written notice to the Bank. While each officer is employed by the Bank and for one year following termination of employment, the Employment Agreements prohibit each officer from competing with the Bank. Under the Employment Agreements, the officers receive an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board. Under the Long Agreement, Mr. Long also is to have the use of a late model automobile pursuant to the policies of the Bank, membership in country clubs, and term insurance benefits of up to $250,000 with family members as the beneficiaries. Under the Laws Agreement, Mr. Laws is provided membership in a country club. Under the Employment Agreements, each officer is also entitled to all fringe benefits generally provided by the Bank to its employees and its executive officers.

        The Employment Agreements also provide that in the event of a change in control, as defined in the Employment Agreements, following certain events, each officer will be paid an amount equal to 2.99 times his "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code. This compensation is payable, at the officer's option, either by lump sum or in 36 equal monthly installments. The Bank has the right, under each Employment Agreement, to reduce any such payments as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on the officer or the disallowance of a deduction to the Bank. See Potential Payments Upon Termination or Change in Control below for a further discussion of these payments.

        Plan-Based Awards.    The following table contains information with respect to incentive compensation that may be awarded to the named executive officers for service pursuant to the Bank's 2006 Annual Incentive Compensation Plan.

2006 Grants Of Plan-Based Awards

	Potential Payouts Under Non-Equity Incentive Plan Awards
Name
	Threshold ($)	Target ($)	Maximum ($)
William A. Long	23,083	153,885	153,885
Edwin E. Laws	6,488	43,252	43,252

        Terms of the Annual Incentive Compensation Plan.    The Company established a bonus pool with a maximum potential pool of approximately $1.6 million under its 2006 Annual Incentive Compensation Plan. The actual final amount of the bonus pool was determined based upon a number of annual measurements of corporate objectives. These measures were given weighting factors in determining the final amount of the bonus pool. The Bank's 2006 Annual Incentive Compensation Plan had the following objectives:

  •
  achieve pre-tax earnings of $19 million, which was weighted 25%;

  •
  earn net interest income of $38.5 million, which was weighted 15%;

  •
  earn non-interest income of $13.7 million, which was weighted 15%;

  •
  grow average non-interest bearing deposits to $165 million, which was weighted 15%; and

  •
  cover 44% of non-interest expense with non-interest income, which was weighted 15%.

        If non-performing loans exceeded 1% of the loan portfolio, the bonus pool would have been reduced by 20% and if the regulatory audit was not satisfactory, the bonus pool could have been eliminated. Failure to satisfy any one of the criteria would reduce the bonus pool based on a percentage allocation to the criteria. Individual awards were based on the midpoint of the employee's salary range. The Company achieved a 100% bonus pool for 2006.

        Outstanding Equity Awards at Fiscal Year-End.    The following tables contain information with respect to outstanding equity awards of the Bank held by the Named Executive Officers at December 31, 2006.

2006 Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable/Unexercisable		Option Exercise Price ($)	Option Expiration Date
William A. Long	8,475 2,002 10,000 4,000	-0- -0- -0- 6,000	5.62 7.85 10.75 14.97	5/1/08 6/12/11 7/31/12 5/3/14
Edwin E. Laws	5,933 1,345 739	-0- -0- -0-	5.62 8.65 7.58	5/1/08 5/1/10 7/10/11

        Potential Payments Upon Termination or Change in Control.    The Employment Agreements provide for certain payments to the officers upon any change of "control" of the Bank. "Control" is defined, under the Employment Agreements, to mean any of the following events:

            (i)  After the effective date of the Agreement, any "person" (as such term is defined in Section 7(j)(8)(A) of the Change in Bank Control Act of 1978), directly or indirectly, acquires beneficial ownership of voting stock, or acquires irrevocable proxies or any combination of voting stock and irrevocable proxies, representing twenty-five percent (25%) or more of any class of voting securities of the Bank, or acquires control of, in any manner, the election of a majority of the directors of the Bank; or

           (ii)  The Bank consolidates or merges with or into another corporation, association or entity, or is otherwise reorganized, where the Bank is not the surviving corporation in such transaction; or

          (iii)  All or substantially all of the assets of the Bank are sold or otherwise transferred to or are acquired by any other corporation, association or other person, entity or group.

        Upon any such change in control, each officer has the right to terminate his employment if he determines, in his sole discretion, that within 24 months after such change in control, he has not been assigned duties, responsibilities and status commensurate with his duties prior to such change of control, his salary has been reduced below the amount he would have received under the Agreement, his benefits have been reduced or eliminated, or he has been transferred to a location which is an unreasonable distance from his then current principal work location.

        Upon his termination of employment following a change in control, whether voluntary or involuntary, the Agreement provides each officer with a payment in an amount equal to 2.99 times his "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code. This compensation is payable, at the officer's option, either by lump sum or in 36 equal monthly installments. If a change in control had occurred on December 31, 2006 and the named executive officers had the right to terminate the agreements pursuant to these provisions, the total payments to Mr. Long and Mr. Laws under the Employment Agreements would have been approximately $1,157,000, and $313,000, respectively.

        In the event any officer's employment is terminated by the employer for any reason other than Cause, the Employment Agreements provide that the employer will pay the officer's base salary for the remaining term of the officer's Employment Agreement. Termination for Cause includes termination because of the officer's personal dishonesty or moral turpitude, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the Employment Agreement. As of December 31, 2006, the estimated cost to the Bank if the named executive officers were terminated without Cause would have been approximately $639,000 for Mr. Long and $102,000 for Mr. Laws.

        Upon the effective date of a reorganization, merger, or consolidation of the Company with one or more other corporations in which the Company is not the surviving corporation, or the transfer of all or substantially all of the assets or shares of the Company to another person or entity, or the acquisition of stock representing more than twenty-five percent (25%) of the voting power of the capital stock of the Company then outstanding by, another corporation, bank, other entity or person, other than pursuant to a merger in which the Company is the surviving entity (any such transaction being hereinafter referred to as a "Change in Control Transaction"), the Compensation Committee may, in its absolute discretion, determine that all or any part of the options granted under the Company's Omnibus Plan shall become immediately exercisable in full and may thereafter be exercised at any time before the date of consummation of the Change in Control Transaction. If a Change in Control Transaction occurred on December 31, 2006, the cost of this option acceleration to the Bank would have been $11,639.

        Contracts providing for payments upon termination of change in control have been in place for Mr. Long and Mr. Laws when they were employed with their predecessor employer that was acquired in 2002. Coincident with the acquisition of this predecessor employer and employment of these officers, the Board of Directors determined that it was in the best interests of the Company to renegotiate these contracts to be competitive with other banks located in the region. The contracts have been in place and renewed since then. The Compensation Committee chairman also had discussions with an outside consultant, J. Timothy O'Rourke, President and CEO of Matthews Young Management Consultants, who will be reviewing the overall executive compensation plan including payments for termination and change in control and reporting to the Compensation Committee by early 2008. The intent of the termination and change in control payments is to provide a benefit to the officers that will be a part of the overall plan to attract and retain management with sufficient talent and experience to be effective in their leadership roles.

Company Transactions with Directors and Officers

        The Company has had, and expects to have in the future, transactions in the ordinary course of the Company's business with directors, principal officers and their associates. All transactions with directors, principal officers and their associates were made in the ordinary course of the Company's business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the same time for other comparable transactions with persons not related to the lender. Furthemore, these transactions with directors and officers have not involved more than normal risks of collectibility or presented other unfavorable features. At December 31, 2006, the aggregate outstanding amount of indebtedness, net of amounts participated by other banks, from all directors and principal officers (and their associates) as a group was approximately $10,404,000.

        As required by the rules of the Nasdaq Stock Market, Inc., the Company conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by the Company's Audit Committee. For purposes of this review, related party transactions include all transactions that are required to be disclosed pursuant to SEC regulations. In addition to the rules of the Nasdaq Stock Market, Inc. and the related SEC regulations, the Company ethics policy prohibits executive officers and directors from engaging in transactions when there is a conflict with their duty to protect the Company's interest that will lead to any personal gain or benefit.

        The Bank's lending policy manual includes the policies applicable to executive officers and directors. The Bank's policy is that credit extended to any insider of the Bank or insider of its affiliates requires prior approval of the Bank Board., unless the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank. A Board member cannot participate in the voting or discussion of a loan that is for the director's benefit on a direct or indirect basis.

        In addition, Regulation O restricts extensions of credit by the Bank to "insiders." For this purpose, an "insider" means an executive officer, director, or principal shareholder, and includes the related interests of these persons. The Bank's Board has passed a resolution indicating only officers with the title of executive vice president or higher shall be included as executive officers of the Bank for purposes of determining which individuals are subject to Regulation O requirements.

        In general, Regulation O prohibits any extension of credit to any insider of the Bank or insider of an affiliate of the Bank unless the extension of credit:

  •
  Is made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions by the Bank with other persons not covered by Regulation O and who are not employees of the Bank.

  •
  Does not involve more than the normal risk of repayment or present other unfavorable features.

        Regulation O also limits the extensions of credit that the Bank may make to its directors and principal shareholders, and to their related interests. It precludes preferential terms in loans to such persons or entities and precludes such loans where the risk of repayment is higher than normal. It also requires prior Bank Board approval where the Bank's loans to any of these persons would exceed certain amounts.

        In December 2005, the Bank entered into a real estate transaction with Boone Hospital Park LLC, whereby property owned by the Bank was exchanged for $850,000 in cash and other real estate valued at $1.1 million. Director C. Kenneth Wilcox is the sole member of Botantical, LLC which is one of the three members of Boone Hospital Park LLC. Each member owns 33.3% of Boone Hospital Park LLC. The sale price was based upon a third party appraisal of the property.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY FINANCIAL CORPORATION
By:	/s/ WILLIAM A. LONG William A. Long President and Chief Executive Officer	Date: January 10, 2008
By:	/s/ EDWIN E. LAWS Edwin E. Laws Chief Financial Officer	Date: January 10, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM A. LONG William A. Long President, Chief Executive Officer, and Director	Date: January 10, 2008
/s/ J.T. ALEXANDER, JR. J.T. Alexander, Jr. Director	Date: January 10, 2008
/s/ RALPH L. BENTLEY Ralph L. Bentley Director	Date: January 10, 2008
/s/ NOLAN G. BROWN Nolan G. Brown Director	Date: January 10, 2008
/s/ FAYE E. COOPER Faye E. Cooper Director	Date: January 10, 2008
/s/ HARRY M. DAVIS Harry M. Davis Director	Date: January 10, 2008
/s/ JAMES A. HARRELL, JR. James A. Harrell, Jr. Director	Date: January 10, 2008

/s/ DANIEL J. PARK Daniel J. Park Director	Date: January 10, 2008
/s/ JAMES A. POINDEXTER James A. Poindexter Director	Date: January 10, 2008
/s/ HARRY C. SPELL Harry C. Spell Director	Date: January 10, 2008
/s/ JAMES N. SMOAK James N. Smoak Director	Date: January 10, 2008
/s/ KENNETH WILCOX Kenneth Wilcox Director	Date: January 10, 2008

QuickLinks

  TABLE OF CONTENTS
EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT NO. 2—10K/A
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
SUMMARY COMPENSATION TABLE
2006 Grants Of Plan-Based Awards
2006 Option Awards
SIGNATURES