Form 10-K/A
period 2006-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2008-02-06
CIK 1366367

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number: 0001366367

YADKIN VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	20-4495993 (I.R.S. Employer Identification No.)
209 North Bridge Street Elkin, North Carolina (Address of principal executive offices)	28621-3404 (Zip Code)
Registrant's telephone number, including area code: (336) 526-6300

        Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class) Common Stock, $1.00par value

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

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT NO. 2 - 10K/A

        This Amendment No. 3 to Form 10-K/A of the Yadkin Valley Financial Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 16, 2007, is being filed to amend the Original Filing. The amendments included in this Amendment No. 3 to Form 10-K/A were previously incorporated by reference to the Company's Proxy Form 14-A filed on April 19, 2007.

        As a result of this amendment, the management certifications, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

        Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. Accordingly, this Amendment No. 3 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings. Any reference to facts, circumstances or other matters at a "current" date refer to such facts and circumstances as of the filing date of the Original Filing.

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

        The Nominating and Compensation Committee then reviewed the current salary of Edwin E. Laws, the Company's Chief Financial Officer, and approved a 35% increase in his annual salary, raising it to $140,000. The Nominating and Compensation Committee then discussed the salary of the officers of the Bank and reviewed Mr. Long's recommendations for 2007 salary increases. The Committee approved certain adjustments that Mr. Long had proposed in those salaries. The Committee then approved the payouts under the 2006 Annual Incentive Compensation Plan.

        In fulfilling its oversight responsibilities, the Nominating and Compensation Committee discussed and reviewed the Compensation Discussion and Analysis with management. Based on this discussion and review, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

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

        The Company exceeded all of the goals of the 2006 Annual Incentive Compensation Plan and the maximum bonus pool was awarded. The Compensation Committee awarded cash bonuses to all employees based on a percentage of the mid-point of the employee's salary range. The Compensation Committee determined that the financial performance of the Company during 2006 was superior and awarded various cash bonuses in excess of those determined under the annual incentive compensation plan to certain officers, including Mr. Long. The cash incentive amount awarded to Mr. Long for 2006 represented 86.6% of his 2006 base compensation, as well as 41.3% for Mr. Laws of his 2006 base compensation, 31.6% for Mr. Robinson of his 2006 base compensation, 28.9% for Mr. Johnson of his 2006 base compensation, and 25.2% for Mr. Brubaker of his 2006 base compensation.

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

        Perquisites and Other Benefits.    In addition to the benefits described above, the Company provides its executive officers with certain other perquisites that the Compensation Committee considers to be usual and customary within the Company's peer group to assist the Company in remaining competitive in the market for experienced management. For instance, the Bank provides the Company's chief executive officer with use of an automobile, personal term life insurance, and payment of his country club expenses. The Chief Financial Officer of the Company is provided with the use of an automobile and payment of his country club expenses. For additional information regarding the perquisites made available to the Company's named executive officers during 2006, please see the description of the employment agreements under Executive Compensation and the "All Other Comp" column of the Summary Compensation Table.

        Executive management also participates in the Bank's employee benefit plans, including medical and dental plans and other insurance programs, on the same basis as all eligible employees. Banking regulations prohibit executive management from participating in employee discount programs for certain Bank products.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Non-equity Incentive Plan Comp. ($)	All Other Comp. ($)		Total ($)
William A. Long, President and CEO	2006	288,687	96,115	153,885	48,237	(1)	586,924
Edwin E. Laws, VP and CFO	2006	99,873	-0-	43,252	18,168	(2)	161,293
Stephen S. Robinson, Regional President, Piedmont Bank Division	2006	135,220	-0-	42,696	8,462	(3)	186,378
Joe K. Johnson, Regional President, Yadkin Valley Bank Division	2006	140,593	-0-	40,696	5,868	(4)	187,157
John M. Brubaker, Regional President, High Country Bank Division	2006	153,750	-0-	38,696	37,896	(5)	230,342

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

(2)
Includes the Bank's accrued cost for providing an automobile, the Bank's contribution on behalf of the officer under the Bank's salary deferral plan under the 401(k) Plan, the Bank's cost of providing family medical insurance coverage, and the Bank's payment of country club fees.

(3)
Includes the Bank's contribution on behalf of the officer under the Bank's salary deferral plan under the 401(k) Plan and the Bank's payment of country club fees.

(4)
Includes the Bank's contribution on behalf of the officer under the Bank's salary deferral plan under the 401(k) Plan, and the Bank's reimbursement of country club fees.

(5)
Includes the Bank's accrued cost for providing an automobile of, the Bank's contribution on behalf of the officer under the Bank's salary deferral plan under the 401(k) Plan, the Bank's cost of providing family medical insurance coverage, a one-time adjustment of $13,956 for the Bank's cost of providing medical insurance coverage for 2004 and 2005 which were paid by the employee but should have been paid by the Bank according to the employment agreement, and the Bank's reimbursement of country club fees.

        Terms of the Employment Agreements.    As a result of the merger with Main Street BankShares, Inc., and its subsidiary, Piedmont Bank, the Bank assumed the employment contracts with William A. Long, President and Chief Executive Officer of the Company and the Bank (the "Long Agreement"), and Edwin E. Laws, Vice President and Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank (the "Laws Agreement" and with the Long Agreement, the "Employment Agreements"). The Long Agreement became effective April 1, 2000 for an initial term of three years. The Laws Agreement became effective February 1, 1999 for an initial term of one year. As a result of the merger with High Country Financial Corporation and its subsidiary High Country Bank, the Bank and John Brubaker agreed to exchange Mr. Brubaker's employment contract with High Country Financial Corporation for an employment contract between Mr. Brubaker and the Bank (the "Brubaker Agreement"). The Brubaker Agreement became effective on January 1, 2004 for an initial term of three years. On each anniversary of the effective date of each Employment Agreement, the term of the Employment Agreement is automatically extended for an additional one year period beyond the then effective expiration date unless written notice from the Bank or the officer is received 90 days prior to the anniversary date advising the other that the Employment Agreement shall not be further extended. No such notice has been given by any such party. The officers have the option to terminate the Agreements upon sixty days' written notice to the Bank. While each officer is employed by the Bank and for one year following termination of employment, the Employment Agreements prohibit each officer from competing with the Bank. Under the Employment Agreements, the officers receive an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board. Under the Long Agreement, Mr. Long also is to have the use of a late model automobile pursuant to the policies of the Bank, membership in country clubs, and term insurance benefits of up to $250,000 with family members as the beneficiaries. Under the Laws and Brubaker Agreements, Mr. Laws and Mr. Brubaker are each provided membership in a country club. Under the Employment Agreements, each officer is also entitled to all fringe benefits generally provided by the Bank to its employees and its executive officers.

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

2006 Grants Of Plan-Based Awards

	Potential Payouts Under Non-Equity Incentive Plan Awards
Name
	Threshold ($)	Target ($)	Maximum ($)
William A. Long	23,083	153,885	153,885
Edwin E. Laws	6,188	41,252	41,252
Stephen S. Robinson	6,404	42,696	42,696
Joe K. Johnson	6,104	40,696	40,696
John M. Brubaker	5,804	38,696	38,696

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

2006 Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable/Unexercisable		Option Exercise Price ($)	Option Expiration Date
William A. Long	8,475 2,002 10,000 4,000	-0- -0- -0- 6,000	5.62 7.85 10.75 14.97	5/1/08 6/12/11 7/31/12 5/3/13
Edwin E. Laws	5,933 1,345 739 5,000	-0- -0- -0- -0-	5.62 8.65 7.58 14.97	5/1/08 5/1/10 7/10/11 5/3/13
Stephen S. Robinson	3,360 5,000	-0- -0-	7.44 14.97	5/6/12 5/3/13
Joe K. Johnson	2,000 5,000	-0- -0-	15.50 14.97	6/18/08 5/3/13
John M. Brubaker	13,345 5,815 2,000	-0- 1,685 3,000	6.87 17.10 14.97	9/19/09 1/1/13 5/3/13

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

        Upon his termination of employment following a change in control, whether voluntary or involuntary, the Agreement provides each officer with a payment in an amount equal to 2.99 times his "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code. This compensation is payable, at the officer's option, either by lump sum or in 36 equal monthly installments. If a change in control had occurred on December 31, 2006 and the named executive officers had the right to terminate the agreements pursuant to these provisions, the total payments to Mr. Long, Mr. Laws, and Mr. Brubaker under the Employment Agreements would have been approximately $1,157,000, $313,000, and $459,713, respectively.

        In the event any officer's employment is terminated by the employer for any reason other than Cause, the Employment Agreements provide that the employer will pay the officer's base salary for the remaining term of the officer's Employment Agreement. Termination for Cause includes termination because of the officer's personal dishonesty or moral turpitude, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the Employment Agreement. As of December 31, 2006, the estimated cost to the Bank if the named executive officers were terminated without Cause would have been approximately $639,000 for Mr. Long, $102,000 for Mr. Laws, and $307,500 for Mr. Brubaker.

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

        Contracts providing for payments upon termination from a change in control have been in place for Mr. Long and Mr. Laws when they were employed with their predecessor employer that was acquired in 2002. A contract providing for payments upon termination from a change in control has been in place for Mr. Brubaker when he was employed with his predecessor employer that was acquired in 2004. Coincident with the acquisition of this predecessor employer and employment of these officers, the Board of Directors determined that it was in the best interests of the Company to renegotiate these contracts to be competitive with other banks located in the region. The contracts have been in place and renewed since then. The Compensation Committee chairman also had discussions with an outside consultant, J. Timothy O'Rourke, President and CEO of Matthews Young Management Consultants, who will be reviewing the overall executive compensation plan including payments for termination and change in control and reporting to the Compensation Committee by early 2008. The intent of the termination and change in control payments is to provide a benefit to the officers that will be a part of the overall plan to attract and retain management with sufficient talent and experience to be effective in their leadership roles.

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

YADKIN VALLEY FINANCIAL CORPORATION
By:	/s/ WILLIAM A. LONG William A. Long President and Chief Executive Officer	Date: February 5, 2008
By:	/s/ EDWIN E. LAWS Edwin E. Laws Chief Financial Officer	Date: February 5, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/ WILLIAM A. LONG William A. Long President, Chief Executive Officer, and Director	Date: February 5, 2008
J.T. Alexander, Jr. Director	Date: February , 2008
/s/ RALPH L. BENTLEY Ralph L. Bentley Director	Date: February 5, 2008
/s/ NOLAN G. BROWN Nolan G. Brown Director	Date: February 5, 2008
/s/ FAYE E. COOPER Faye E. Cooper Director	Date: February 5, 2008
/s/ HARRY M. DAVIS Harry M. Davis Director	Date: February 5, 2008
/s/ JAMES A. HARRELL, JR. James A. Harrell, Jr. Director	Date: February 5, 2008

Daniel J. Park Director	Date: February , 2008
James A. Poindexter Director	Date: February , 2008
/s/ HARRY C. SPELL Harry C. Spell Director	Date: February 5, 2008
James N. Smoak Director	Date: February , 2008
Kenneth Wilcox Director	Date: February , 2008

QuickLinks

TABLE OF CONTENTS
EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT NO. 2 - 10K/A
SIGNATURES