Form 10-K
period 2007-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2008-03-31
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
Commission File Number 0001366367
Yadkin Valley Financial Corporation
(Exact name of registrant as specified in its charter)

North Carolina	20-4495993

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
209 North Bridge Street
Elkin, North Carolina 28621-3404
(Address of principal executive offices)
(336) 526-6300
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Exchange on which registered

Common Stock, Par Value $1.00 Per Share	The NASDAQ Stock Market, LLC
Securities registered under Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock at June 30, 2007, held by those persons deemed by the registrant to be non-affiliates, was approximately $183 million.
As of March 1, 2008 (the most recent practicable date), the registrant had outstanding 10,564,306 shares of Common Stock.
Documents Incorporated By Reference

	Document	Where Incorporated
1.	Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008 to be mailed to shareholders within 120 days of December 31, 2007.	Part III

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
     On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices under the assumed name “Piedmont Bank, a division of Yadkin Valley Bank and Trust Company.” On January 1, 2004, the bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga County, North Carolina, under the assumed name “High Country Bank, a division of Yadkin Valley Bank and Trust Company.” On October 1, 2004 the Bank acquired Sidus Financial, LLC (“Sidus”), a mortgage lender that continues to operate as a wholly owned subsidiary. The Bank expects to acquire Cardinal State Bank, of Durham, North Carolina, (“Cardinal”) effective March 31, 2008 and intends to continue to operate the former Cardinal State Bank offices in Durham and Orange Counties, North Carolina, under the assumed name “Cardinal State Bank, a division of Yadkin Valley Bank and Trust Company.” We operate in the central Piedmont and the northwestern region of North Carolina. Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.”
     On November 1, 2007, the Company established a Delaware trust subsidiary, Yadkin Valley Statutory Trust I (“the Trust”), which completed the sale of $25,000,000 of trust preferred securities. The Trust issued the trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Yadkin Valley Statutory Trust I used the proceeds from the sale of the securities to purchase the Company’s junior subordinated deferrable interest notes due 2037 (the “Debenture”). The net proceeds from the offering will be used by the Company in connection with the previously announced acquisition of Cardinal State Bank, and for general corporate purposes.
     The Debenture was issued pursuant to a Junior Subordinated Deferrable Interest Debenture between the Company and Wilmington Trust Company dated November 1, 2007 (the “Indenture”), which has been previously filed with the Securities and Exchange Commission (“SEC”). The terms of the Debenture are substantially the same as the terms of the trust preferred securities. Interest payments by the Company will be used by the trust to pay the quarterly distributions to the holders of the trust preferred securities. The Indenture permits the Company to redeem the Debenture after five years.
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

     At December 31, 2007, we had total assets of $1.2 billion, net loans held for investment of $886.3 million, deposits of $963.4 million, and shareholders’ equity of $133.3 million. We had net income of $14.7 million and $13.8 million and diluted earnings per share of $1.37 and $1.28 for the years ended December 31, 2007 and 2006, respectively. We had net income of $11.2 million and diluted earnings per share of $1.03 for the year ended December 31, 2005.
     Business Offices. Yadkin operates 24 full-service banking offices including the newest location in Pfafftown, which opened in April 2007, and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), and East Bend, Jonesville and Yadkinville (Yadkin County), and Pfafftown (Forsyth County) under the Yadkin name. The Bank has a loan production office in Wilmington, NC (New Hanover County) operating under the Yadkin name. The offices in Statesville and Mooresville (Iredell County), and Cornelius and Huntersville (Mecklenburg County) are operated under the Piedmont Bank assumed name. The offices in Boone (Watauga County) and Linville (Avery County) are operated under the High Country Bank assumed name. Following the acquisition of Cardinal State Bank, we expect to operate three offices in Durham (Durham County) and one office in Hillsborough (Orange County) under the Cardinal State Bank assumed name
     Banking Market. The Bank’s current banking market consists of the central piedmont counties (July 2006 population) of Mecklenburg (827,000) and Iredell (145,000), and the northwestern counties of Ashe (26,000), Avery (18,000), Forsyth (332,000), Surry (73,000), Watauga (43,000), Wilkes (67,000) and Yadkin (38,000) in North Carolina and, to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 north of the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee. The expected acquisition of Cardinal State Bank will add Orange and Durham Counties along Interstates 40 and 85 in the “Triangle” area of central North Carolina to our market area.
     Yadkin’s market area is well diversified and strong. The nine counties in which our branches are located had an estimated 2006 population of almost 1.57 million people. Median family income in 2005 for these counties ranged from a low of $32,000 in mostly rural Ashe County to a high of over $50,000 in urban Mecklenburg County. Approximately 98% of the work force is employed in nonagricultural wage and salary positions. Government employs approximately 12% of the work force. The major non-governmental employment sectors were retail trade (12%), health and social assistance (11%), manufacturing (11%), accommodation and food services (10%), construction services (7%) and administrative and waste services (8%). The expected acquisition of Cardinal State Bank will add urban Orange and Durham Counties with a combined 2006 population of 370,000 and an average 2005 median family income of over $45,500. (Source-NC Dept of Commerce).
     Competition. Commercial banking in North Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of two of the ten largest commercial banks in the United States, each of which has branches located in the Yadkin Market. The following table summarizes Yadkin’s share of the deposit market in each of the nine counties.

		Yadkin Valley		Yadkin Valley	Yadkin Valley
	Total Number	Bank	Total Amount of	Bank Deposits	Bank % of Market
County	of Branches	Branches	Deposits (000’s)	(000’s)	Deposits
Ashe	13	3	$549,917	$164,479	30%
Avery	9	1	$243,925	$6,146	3%
Forsyth	105	1	$14,299,900	$2,992	<1%
Iredell	51	6	$2,123,013	$250,830	12%
Mecklenburg	231	2	$90,353,028	$53,319	<1%
Surry	28	2	$1,206,527	$98,414	8%
Watauga	20	4	$868,344	$131,254	15%
Wilkes	19	2	$788,368	$100,923	13%
Yadkin	11	3	$446,731	$134,547	30%
     The new market area represented by Cardinal State Bank (expected merger date March 31, 2008) also has significant competition for deposits. As of June 30, 2007, there were 68 branches in Durham County operated by 12 commercial banks, including Cardinal State Bank, and three savings institutions, holding approximately $3.82 billion in deposits. On that date, there were 34 branches in Orange County operated by nine commercial banks, including Cardinal State Bank, and one savings institutions, holding approximately $1.77 billion in deposits.
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
     The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 significantly expanded the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.
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
     Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define

Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2007, the Bank’s Tier 1 leverage capital ratio and total capital were 8.41% and 10.36%, respectively. As of December 31, 2007, the bank holding company’s Tier 1 leverage capital ratio and total capital were 10.67% and 12.75%, respectively.
     The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2007, the Federal Reserve had not advised Yadkin of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.
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
Federal regulation
     As a North Carolina chartered bank, we are subject to regulation, supervision and regular examination by the FDIC. The FDIC is required to conduct regular on-site examinations of the operations of the Bank and enforces federal laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, and types and amounts of loans and investments made by commercial banks. Among other things, the FDIC must approve the establishment of branch offices, conversions, mergers, assumption of deposit liabilities between insured banks and uninsured banks or institutions, and the acquisition or establishment of certain subsidiary corporations. The FDIC can also prevent capital or surplus diminution in transactions where the deposit accounts of the resulting, continuing or assumed bank are insured by the FDIC.
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
     Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2007, no reserves were required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves were required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2008, no reserves will be required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves are required on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2007, the Bank met its reserve requirements.
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
     Deposit Insurance Assessments. The Bank’s deposits are insured up to $100,000 per insured non-IRA account and up to $250,000 per IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. The Bank’s assessment will range from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.
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
     Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than four percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a tangible equity ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. As of December 31, 2007 the Bank was well capitalized within the meaning of the capital guidelines.
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
Number of Employees
     At December 31, 2007, the Company had 337 full-time employees (including our executive officers) and 93 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.
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
     As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly in the last four years. We have purchased two other financial institutions and a mortgage lending company as a part of that strategy. We may acquire other financial institutions or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:

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
     We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders at such time. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
          With most of our loans concentrated in the central Piedmont and Northwestern region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. At December 31, 2007, approximately 77.3% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
          Our loan losses could exceed the allowance for loan losses that we have set aside. Our average loan size continues to increase and reliance on historic allowances for loan losses may not be adequate. Approximately

69.7% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.
The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.
          We intend to continue to build market share through our de novo branching strategy. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Cardinal State Bank, which will merge with the Bank on March 31, 2008, has regulatory approval to open new branches in Creedmoor and Hillsborough, which we intend to do in 2008. Finally, we have no assurance our new branches will be successful even after they have been established.
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
          The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended March 1, 2008 was approximately 9,131 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2 — Properties
     The Company currently operates out of 24 full-service banking offices, 13 mortgage lending offices operated by Sidus and 6 administrative offices as set forth below:

	Approximate Square	Year Established/
Office location	Footage	Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
107 North Fifth Avenue, West Jefferson, NC	2,400	1988
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
516 Hawthorne Drive, Yadkinville, NC	4,532	2007
4611 Yadkinville Road, Pfafftown, NC	2,400	2007
3804 Peachtree Ave #220E, Wilmington, NC (LPO)	1,200	2007

	Approximate Square	Year Established/
Office location	Footage	Acquired
Offices doing business as Piedmont Bank -
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	13,800	2005
3475 East Broad St, Statesville, NC	1,800	2006

Offices doing business as High Country Bank-
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
520 Church Road, Boone, NC	215	2001
783 W. King Street Ste A, Boone, NC	1,200	2004
3618 Mitchell Ave, Linville, NC	3,000	2005

Offices operated by Sidus Financial, LLC
1905 Turnberry Drive, Greenville, NC	10,000	2004
1073 13th Street SE, Hickory, NC	750	2004
350 South Cox Ste D, Asheboro, NC	800	2004
611 N. Courthouse Rd, Richmond, VA	2,847	2004
1824 E. Main St, Easley, SC	1,000	2004
4915 Water Edge Drive Ste 295, Raleigh, NC	1,000	2005
6511 Creedmoor Road Ste 207, Raleigh, NC	1,150	2006
2308 Cedar Run Place, Wilson, NC	950	2006
#16 Causeway Shopping Center, Atlantic Beach, NC	600	2006
3804 Peachtree Ave. #220E, Wilmington, NC	1,200	2007
1004 N. Berkley Blvd, Goldsboro, NC	150	2007
502 Hodges Street Unit 1, Oriental, NC	371	2007
1415 Freeway Drive, Reidsville, NC	1900	2007

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004

Offices expected to do business as Cardinal State Bank-
100 South Churton Street, Hillsborough, NC		2008
5309 Highgate Drive, Durham, NC		2008
115 East Carver Street, Durham, NC		2008
3400 Westgate Drive, Durham, NC		2008

Offices expected to house administration and operations, pending the acquisition of Cardinal State Bank-
3710 University Drive, Durham, NC		2008
Item 3 — Legal Proceedings
     Although the Company is a defendant in various legal proceedings arising in the ordinary course of business, there are no legal proceedings pending or, to the best knowledge of management, threatened which, in the opinion of management, will have a material adverse affect on the financial condition or results of operation of the Company.

Item 4 — Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5 —Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     Market for the Common Stock of the Bank. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s common stock is listed on The Nasdaq Global Select Markey under the trading symbol “YAVY.” As of March 1, 2008, the Bank had 4,193 shareholders of record.
The following table lists high and low published closing prices of Yadkin’s common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated:

Year				Year
2007	Price			2006	Price
Quarterly Period	High	Low	Dividends	Quarterly Period	High	Low	Dividends
First quarter	$21.15	$17.75	$0.12	First quarter	$15.00	$14.05	$0.11
Second quarter	19.49	18.19	0.13	Second quarter	15.23	13.58	0.12
Third quarter	18.64	15.01	0.13	Third quarter	16.00	14.16	0.12
Fourth quarter	17.25	14.00	0.13	Fourth quarter	19.95	15.17	0.12
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
     Regulatory restrictions on cash dividends. As a holding company, we are dependent upon our subsidiary, the bank, to provide funding for our operating expenses and dividends. North Carolina banking law requires that cash dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the FDIC.
Issuer Purchase of Equity Securities

	Total Number		Total Number of Shares	Maximum Number of Shares that
	of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under the
Period	Purchased	Paid per Share	Announced Plans or Programs	Plans or Programs
10/1-10/31/07	1,000	$15.64	1,000	41,399
11/1-11/30/07	—	—	—	41,399
12/1-12/31/07	12,680	15.72	12,680	28,719

Item 6 — Selected Financial Data

Years Ended December 31,	2007	2006	2005	2004	2003
Total interest income	$75,192,850	$67,305,890	$53,250,997	$42,663,346	$33,126,834
Total interest expense	33,300,736	26,429,344	18,586,196	12,211,296	10,281,115

Net interest income	41,892,114	40,876,546	34,664,801	30,452,050	22,845,719
Provision for loan losses	2,488,620	2,165,000	1,724,000	1,620,000	1,280,000

Net interest income after provision for loan losses	39,403,494	38,711,546	32,940,801	28,832,050	21,565,719
Total other income	15,444,159	14,345,158	13,243,530	9,227,890	7,290,556
Total other expense	32,959,103	32,092,847	29,626,962	24,015,608	15,811,009

Income before income taxes	21,888,550	20,963,856	16,557,369	14,044,332	13,045,266

Income taxes	7,200,818	7,171,959	5,398,905	4,559,800	4,125,936

Net Income	$14,687,732	$13,791,897	$11,158,464	$9,484,532	$8,919,330

Net income per share information:
Basic	$1.39	$1.30	$1.04	$0.90	$1.02
Diluted	$1.37	$1.28	$1.03	$0.89	$1.00
Cash dividends	$0.51	$0.47	$0.43	$0.40	$0.40

Weighted average shares
Basic	10,594,567	10,607,650	10,685,457	10,531,774	8,724,515
Diluted	10,712,667	10,788,798	10,828,799	10,694,761	8,902,108

Key Balance Sheet Data
As of December 31,	2007	2006	2005	2004	2003
Loans, net	$939,061,408	$846,431,886	$759,483,119	$720,297,551	$474,769,820

Deposits	963,442,084	907,846,899	814,352,588	728,708,104	563,518,017

Total assets	1,211,077,241	1,120,864,544	1,024,294,504	959,790,276	683,807,059

Stockholders’ equity	133,268,994	124,399,141	116,322,897	111,640,237	72,870,703

Selected Ratios
Return on average assets	1.38%	1.31%	1.14%	1.07%	1.39%
Return on average equity	11.99	11.52	9.79	9.20	12.69
Dividend payout	36.69	36.15	41.34	44.44	39.22
Average equity to average assets	11.54	11.69	11.61	11.81	11.04
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
     LOANS — Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the simple interest method based on the outstanding principal balance.
     Loans that are deemed to be impaired (i.e. probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established as part of the allowance for loan losses to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g. loans with similar risk characteristics). The Bank’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Bank discontinues the accrual of interest when the collectability of such interest becomes doubtful.
     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable incurred losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating, and other conditions that may be beyond the Bank’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.
     GOODWILL — Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded.
Financial Condition
          The Bank’s total assets increased 8.1% from $1,120.9 million at December 31, 2006 to $1,211.1 million at December 31, 2007. Total gross loans held for investment increased 10.3% from $814.9 million at December 31, 2006 to $898.8 million at December 31, 2007. Deposits grew 6.1% from $907.8 million at December 31, 2006 to $963.4 million at December 31, 2007.
          The loan growth was concentrated in the last six months of the year throughout the Bank’s market area. The leading growth categories for the year 2007 were construction and land development loans which increased by $43.7 million (39.4% increase), commercial real estate which increased by $29.6 million (9.1% increase), and commercial and industrial loans which grew by $14.0 million (9.5%). Loan composition includes commercial real estate loans which account for 39% of total loans, followed by commercial and industrial loans (18%), construction and land development (17%), equity lines (11%), residential 1-4 family first liens (8%), consumer (4%), multifamily (2%). The weighted average rate for loans held for investment at December 31, 2007 was 7.43% as compared to 7.82% at December 31, 2006. Fixed rate loans comprised 52% of total loans held for investment at December 31, 2007, an increase from 50% at the prior year end. Fixed rate loans held at the end of the current and prior years yielded 7.25% and 7.04%, respectively, an increase of 21 basis points. At December 31, 2007, and 2006, the aggregate yields of variable rate loans were 7.62% and 8.61%, respectively, a decrease of 99 basis points which was attributable to the decrease in the prime rate of 100 basis points during the year.
          Mortgage loans held for sale increased by $10.4 million (24.6%) as year-to-date loan closings at December 31, 2007 exceeded year-to-date loan closings at December 31, 2006 by $37.0 million. These loans are closed, managed, and sold by Sidus. The increase was due to the volume and timing of the closings. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the

Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held for sale are normally sold to investors within two to three weeks after closing. Loans closed by Sidus in 2007 totaled $909 million with monthly volumes ranging from $55 million in September to $102 million in June.
          The securities portfolio increased by $15.0 million (11.7%), resulting from a $13.2 million increase in amortized cost and a $1.8 million increase in the fair market value adjustment. All securities were held in the available-for-sale category and included U.S. Government agency securities of $47.5 million (33.3%), state and municipal securities of $38.0 million (26.6%), mortgage-backed securities of $51.0 million (35.8%), U.S. Treasury securities of $3.0 million (2.1%), and other securities of $1.9 million (1.3%). The fair market value adjustment increased to an unrealized gain of $1.1 million from an unrealized loss of $700,000 as a result of decreases in market rates. The tax equivalent yield of securities held at December 31, 2007 was 5.26%, an increase from 5.03% a year earlier.
          There was an increase in other assets of $2.3 million dollars. The majority of the increase was related to the deferred tax asset and the current income taxes receivable that were increased from $960,000 to $1,667,000 and the new investment in the Trust of $774,000. There were additional merger costs capitalized during 2007 for the pending Cardinal merger in the amount of $360,000. Other assets also included prepaid expenses ($632,000), mortgage servicing rights ($2.0 million) and investment in unlisted stocks ($688,000).
          Deposits grew by $55.6 million for the year ended December 31, 2007. Products were designed to attract deposits to checking, savings, and money market accounts with charges for checking accounts being lower than competitors’ charges. The largest contributors to deposit growth were certificates of deposit (CDs), which increased by a total of $52.6 million or 10.1% and NOW accounts, which increased by $4.9 million or 7.3%. These deposit increases were offset slightly by declines in money market accounts of $890,000 and in savings accounts of $900,000. CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient to fund loans. Although there is no concentration of deposits from one individual or entity, the Bank does have $267.5 million or 27.8% of its total deposits in the $100,000 or greater CDs (“jumbo CDs”) category. Jumbo CDs increased by $39.0 million or 17.1% over the balance at December 31, 2006. Due to the merger of many banks in the market, there were fewer places for individuals to open accounts and be insured above $100,000 by the Federal Deposit Insurance Corporation. These deposits reflect the rates that have been paid and the financial strength of the customers. The weighted average rate (WAR) for CDs outstanding on December 31, 2007 was 4.73%, up from 4.21% at the end of the prior year. During the first nine months of 2007, the aggregate CD rate increased as competition remained strong and as the federal funds rate was unchanged at 5.25% until mid-September. During the fourth quarter, CD offering rates began to decrease following the three decreases in the federal funds rate totaling 100 basis points which began with a 50 basis point drop in mid-September. The WAR paid on outstanding jumbo CDs at December 31, 2007 was 17 basis points higher than on other CDs, a decrease from the prior year-end spread of 19 basis points. Most jumbo CDs were issued at the special rates offered by the Bank mostly for terms that were less than one year. The weighted average remaining term on jumbo CDs at December 31, 2007 was 7.6 months, down from 8.8 months a year earlier. The CD rate increases were attributable to the market rate increase, while the average terms decreased as investors selected shorter maturities due to the declining slope of the yield curve and to the special rates offered by the bank for shorter terms. Jumbo CDs were concentrated in the $100,000 to $200,000 range which comprised 54.6% of the total jumbo CD principal balance at December 31, 2007 as compared to 53.5% at the end of the previous year.
          In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements decreased from $28.8 million at December 31, 2006 to $26.0 million at December 31, 2007. Advances from the Federal Home Loan Bank at December 31, 2006 totaled $35.2 million compared to $12.0 million at December 31, 2007, a decrease of $23.2 million. Short-term advances decreased by $23.2 million and long-term advances remained constant. On November 1, 2007 the Company issued $25 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The initial interest rate was 6.21% for the period beginning November 1 and ending December 15, 2007 followed by a rate of 6.31% that will be effective until March 15, 2008. The rate will adjust quarterly, thereafter. These securities are classified as long term debt and mature in the year 2032. The Company has the option to call for redemption of the securities in 2012. The proceeds will be used to provide funding for the acquisition of Cardinal State Bank which is expected to be completed by the end of the first quarter of 2008.

          There was little change in other liabilities. Accrued expenses and accounts payable made up the largest portion of other liabilities in the amount of $4.6 million. Dividends payable accounted for $ 1.4 million of the remaining balance.
Results of Operations
          The Bank’s net income for 2007 was $14,687,732, a 6.5% increase over 2006 net income of $13,791,897. Basic net income per common share was $1.39 in 2007 compared to $1.30 and $1.04 in 2006 and 2005, respectively. Diluted net income per common share was $1.37 in 2007 compared to $1.28 and $1.03 in 2006 and 2005, respectively. Return on average assets was 1.31% in 2007, 1.31% in 2006, and 1.14% in 2005. Return on average equity was 11.32% in 2007, 11.52% in 2006, and 9.79% in 2005. Return on tangible equity was 15.90% in 2007, 16.80% in 2006 and 14.65% in 2005. The return on assets remained constant in 2007 as a result of loan growth offset by margin contraction as interest rates declined later in the year. The return on equity declined as average equity grew at a faster rate than both earnings and average assets. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the increase in net interest income was a combination of an increase attributable to volume or asset growth and a decrease attributable to declining interest rates. The increase in volume contributed net interest income of $2.8 million, which was partially offset by the interest rate decreases which reduced net interest income by $1.8 million.
Net Interest Income
          Net interest income is the primary source of operating income for the Bank. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.
          For analytical purposes, net interest income may be reported on a tax equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2007, 2006, and 2005. These tables detail changes in interest income and expense and net interest income changes caused by rate and/or volume.
          Taxable equivalent net interest income increased $1.1 million or 2.6% in 2007 over 2006 compared to an increase of $6.2 million or 17.7% in 2006 from 2005. Average earning assets increased $80.8 million or 8.7% in 2007 over 2006 after increasing $73.4 million or 8.5% in 2006. Average loans increased $64.4 million or 8.0% in 2007 compared with an increase of $62.6 million or 8.4% in 2006. Average investment securities increased $13.2 million or 10.6% from 2006 to 2007 compared to an increase of $12.7 million or 11.4% from 2005 to 2006.
          The net interest margin (taxable equivalent net interest income as a percentage of average interest earning assets) decreased to 4.20% from 4.45% comparing 2007 to 2006 after increasing to 4.45% from 4.10% for the prior comparative periods. The decrease in net interest margin in 2007 was attributable the Company’s asset sensitivity, whereby assets adjust more quickly than liabilities to interest rate changes resulting in net interest margin expansion during a period of increasing rates and interest margin compression during a period of declining rates. Two series of events illustrated this condition, rate decreases in the last four months of 2007 and rate increases in the first six months of 2006. As the Interest Rate/Volume Variance Analysis table (page 22) shows, the increase in net interest income during 2007 attributable to volume (asset and liability growth) was $2.8 million while rate decreases reduced net interest income by $1.8 million. While the net interest margin declined, the Company was able to fund a higher percentage of earning assets with non-interest bearing funds in 2007 (17.8%) as compared to 2006 (16.7%).
          Interest spread was 3.49% in 2007 compared to 3.88% in 2006 and 3.71% in 2005. Interest spread measures the difference between net yield on interest earning assets (taxable equivalent interest income as percentage of average interest earning assets) and the interest paid on interest-bearing liabilities. Increases in the earning asset rate and the interest-bearing liability rate during 2007 by 20 basis points and 59 basis points, respectively, were driven by the prime rate remaining steady then increasing steadily during the first half of 2006 and then remaining steady during most of 2007. The rate decreases during the last four months of 2007 were too late in the year to completely offset the effect of the previous interest rate trends on both assets and liabilities.
          The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Bank for the last three years.
Interest Rates Earned and Paid
Net Interest Income Analysis-Fully Taxable Equivalent (dollars in thousands)

	For Years Ended December 31,
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$5,825	$298	5.12%	$3,799	$191	5.03%	$4,766	$163	3.42%
Interest-bearing deposits	3,213	148	4.61%	2,047	92	4.49%	2,978	84	2.82%
Investment securities (1)	137,839	7,067	5.13%	124,632	5,726	4.59%	111,911	4,671	4.17%
Total loans (1) (2)	867,725	68,377	7.88%	803,336	61,930	7.71%	740,719	48,932	6.61%

Total average earning assets (1)	1,014,602	75,890	7.48%	933,814	67,939	7.28%	860,374	53,850	6.26%

Non earning assets	110,230			118,240			122,221

Total average assets	1,124,832			1,052,054			$982,595

INTEREST BEARING LIABILITIES
NOW and money market	$188,909	4,196	2.22%	$192,516	3,791	1.97%	$208,083	3,218	1.55%
Savings	36,152	343	0.95%	39,370	393	1.00%	42,880	454	1.06%
Time Certificates	550,448	26,453	4.81%	468,108	19,662	4.20%	376,888	11,968	3.18%

Total interest bearing deposits	775,509	30,992	4.00%	699,994	23,846	3.41%	627,851	15,640	2.49%
Repurchase agreements sold	36,171	1,223	3.38%	30,655	878	2.86%	34,984	757	2.16%
Borrowed funds	21,980	1,086	4.94%	47,263	1,705	3.61%	66,694	2,189	3.28%

	For Years Ended December 31,
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Total interest bearing liabilities	833,660	33,301	3.99%	777,912	26,429	3.40%	729,529	18,586	2.55%

Non-interest bearing deposits	154,838			145,453			131,395
Stockholders’ equity	129,722			119,749			114,033
Other liabilities	6,612			8,940			7,638

Total average liabilities and stockholders’ equity	$1,124,832			$1,052,054			$982,595

NET INTEREST INCOME/MARGIN (3,4)		$42,589	4.20%		$41,510	4.45%		$35,264	4.10%

INTEREST SPREAD (5)			3.49%			3.88%			3.71%

1.	Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%. The calculation includes an adjustment for nondeductible portion of interest expense used to fund tax exempt assets.

2.	The loan average includes loans on which accrual of interest has been discontinued.

3.	The net interest income is the difference between income from earning assets and interest expense.

4.	Net interest margin is net interest income divided by total average earning assets.

5.	Interest spread is the difference between the average interest rate received on earning assets and the average interest paid on interest-bearing liabilities.
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
Interest Rate/Volume Variance Analysis (in thousands)

	2007-2006			2006-2005
	Net Increase (Decrease)			Net Increase (Decrease)
	due to change in:			due to change in:
	Average	Average	Increase	Average	Average	Increase
	Balance	Rate	(Decrease)	Balance	Rate	(Decrease)
INTEREST EARNING ASSETS:
Federal funds sold	$104	$3	$107	$(49)	$77	$28
Investment securities	625	672	1,297	533	501	1,034
Other Investments	54	2	56	(42)	50	8
Total loans	5,063	1,363	6,426	4,817	8,167	12,984

Interest earning assets	$5,845	$2,041	$7,886	$5,260	$8,794	$14,054

INTEREST BEARING LIABILITIES
NOW and money market	$(80)	$485	$405	$(307)	$880	$573
Savings	(31)	(20)	(51)	(35)	(26)	(61)
Time certificates	3,957	2,833	6,790	3,832	3,862	7,694

Total interest bearing deposits	3,846	3,298	7,144	3,490	4,716	8,206
Borrowed funds	(785)	510	(275)	(788)	425	(363)

Total interest bearing liabilities	$3,061	$3,808	$6,869	$2,702	$5,141	$7,843

Note:	Variances caused by the changes in rate times the changes in volume are allocated equally.

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
          The interest rate sensitivity management function is designed to maintain consistent growth of net interest income with acceptable levels of risk to interest rate changes generally on a one year horizon. The net interest margin declined by 10 basis points from 4.34% for the quarter ended December 31, 2006 to 4.24% for the quarter ended September 30, 2007. As rates decreased by 100 basis points during the last four months of 2007, net interest margin declined in the fourth quarter by 21 basis points to 4.03%. Three basis points of the decrease can be attributed to the issuance of trust preferred securities which bears an interest rate of about 130 basis points over the average overnight earning/funding rate. The net interest margin increased from 2005 following a period of increasing interest rates beginning in mid-2004 and continuing to mid-2006. Management uses various resources to measure interest rate risk, including simulating net interest income under different rate scenarios, monitoring changes in asset and liability values under similar rate scenarios and monitoring the gap between rate sensitive assets and liabilities over different time periods.
          The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2007 that mature or are expected to reprice within the listed time periods. Even though the analysis shows that the balance sheet is liability sensitive over a one year period by $79,621,000 in principal balances, management projects that net interest income over that period will reflect that the Company is asset sensitive because the assets reprice more quickly as shown by the table in the “Three Months or Less” column. The asset sensitivity of the Company’s net interest income is reflected in the “Income Shock Summary” table following the “Gap Analysis” table.
GAP Analysis

	Repricing
				Over 1
	Three	Over 3		Year	Over 3 Yrs
	Months	Months to	Total	Thru	Thru	Over
(IN THOUSANDS)	Or Less	12 Months	1 Year	3 Years	5 Years	5 Years	Total
Earning Assets
Loans:
Commercial	$138,317	$19,665	$157,982	$26,698	$26,564	$11,782	$223,026
Real estate – construction	73,898	11,907	85,805	9,464	6,206	17,380	118,855
Real estate – mortgage	253,056	43,050	296,106	90,615	94,976	21,162	502,859
Consumer	10,460	16,775	27,235	16,966	6,582	3,230	54,013

Total	475,731	91,397	567,128	143,743	134,328	53,554	898,753

Securities:
U. S. Treasuries and other agencies	8,000	13,996	21,996	26,600	1,907	—	50,503
State and municipal securities	1,815	1,625	3,440	8,365	10,025	16,122	37,952
Mortgage backed debt securities	—	25	25	2,926	879	47,214	51.044

	Repricing
				Over 1
	Three	Over 3		Year	Over 3 Yrs
	Months	Months to	Total	Thru	Thru	Over
(IN THOUSANDS)	Or Less	12 Months	1 Year	3 Years	5 Years	5 Years	Total
Mutual funds/equities	1	884	885	—	—	2,100	2,985

Total	9,816	16,530	26,346	37,891	12,811	65,436	142,484

Interest bearing due from banks	2,058	—	2,058	-	—	—	2,058

Earning assets	$487,605	$107,927	$595,532	$181,634	$147,139	$118,991	$1,043,296

Paying Liabilities:
NOW accounts	$10,254	3,686	13,940	$7,972	$55,771	—	$77,683
Money market accounts	28,141	52,525	80,666	19,271	19,244	—	119,181
Savings	3,837	8,079	11,916	12,029	12,030	6	35,981
Certificates:
Over $100,000	97,853	125,685	223,538	42,610	1,382	—	267,530
Other certificates	117,681	130,986	248,667	57,661	1,759	—	308,087

Total deposits	257,766	320,961	578,727	139,543	90,186	6	808,462

TT& L Notes	236	—	236	—	—	—	236
Repurchase Agreements/Fed funds purchased	66,190	—	66,190	—	—	—	66,190
FHLB borrowing	—	5,000	5,000	5,000	—	2,000	12,000
Junior Subordinated Debentures	25,774	—	25,774	—	—	—	25,774

Total paying liabilities	$349,192	$325,961	$675,927	$144,543	$90,186	$2,006	$912,662

GAP	$138,413	$(218,034)	$(79,621)	$37,091	$56,953	$116,985	$131,408
GAP %	139.6%	33.1%	88.2%	125.7%	163.2%	5,931.8%	114.4%
Additional information regarding loans with maturity dates that exceed one year

Fixed rate loans with maturities that exceed one year	$410.7 million
Variable rate loans with maturities that exceed one year	$220.3 million
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
Income Shock Summary
(in thousands)

	January 1, 2008 - December 31, 2008
	Base	Rates UP (+200 bp)		Rates DN (-200bp)
	Amount	Amount	% Change	Amount	% Change
Short-term investments	$123	$253	106.06	$16	(86.87)
Securities	7,538	8,391	11.32	6,619	(12.19)
Loans	71,955	84,062	16.83	58,598	(18.56)

Interest income	79,616	92,706	16.44	65,233	(18.07)

Non-maturing deposits	3,437	7,789	126.62	1,781	(48.19)
Certificates of deposit	24,663	30,906	25.32	18,855	(23.55)
Borrowed money	2,461	3,775	53.38	1,298	(47.25)

Interest expense	30,561	42,470	38.97	21,934	(28.23)

Net interest income	$49,055	$50,236	2.41	$43,299	(11.73)

Liquidity Management
          The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, Federal Home Loan Bank line of credit, junior subordinated debentures and availability at the Federal Reserve discount window. Liquidity needs have been met primarily through federal funds purchased and the use of a line of credit at the Federal Home Loan Bank. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In November 2005, the Bank opened a brokered deposit NOW account to add municipal deposits and averaged $1,629,206 during 2007. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these deposits have enhanced the Bank’s liquidity. The Bank expects to continue to increase this balance over the next twelve months. Otherwise, the Bank has not solicited deposits from outside its primary market area and has not engaged in the placement of deposits with nonmarket institutional customers.
          Comparing 2007 to 2006, average total deposits increased 10.0% or $84.9 million. At December 31, 2007, total deposits reflected a 6.1% increase or $55.6 million compared to December 31, 2006. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $26.0 million at year-end 2007 compared to $28.8 million at year-end 2006. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the Federal Home Loan Bank at December 31, 2007 was $110.6 million. At end of year 2007, unpledged securities totaled $85.1 million or 59.7% of the securities portfolio.
OTHER BORROWED FUNDS
See Note 8 under “Notes to Consolidated Financial Statements”.
Investment Securities
          At December 31, 2007, the securities classified as available for sale, carried at market value, totaled $142.5 million with an amortized cost of $141.4 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital. Securities available for sale consist of U.S. treasury notes with an average life of 1.00 years, U.S. government agencies with an average life of 1.34 years, municipal securities with an average life of 6.48 years, and mortgage backed securities with an average life of 4.14 years. Management has determined that it has both the ability and intent to hold these securities until maturity. The proceeds from maturities and sales were invested along with funds in excess of loan demand. Refer to Note 3 in the Notes to Consolidated Financial Statements for additional information.
Maturities and Yields of Debt Securities
As of December 31, 2007

	Within 1 year		1 to 5 years		5 to 10 years		After 10 years
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for sale securities
U.S. Treasuries	$—		$3,037	4.76%	$—		$—		$3,037
U.S. Government agencies	18,992	4.12%	25,069	5.17%	4,109	5.35%	—		48,170
Mortgage backed securities	25	4.93%	3,786	4.29%	1,738	4.16%	45,849	5.50%	51,398
Municipals	1,757	5.59%	14,789	5.77%	9,776	5.66%	11,826	5.83%	38,148
Other	881	3.75%	—		-		850	5.84%	1,731

Total available for sale securities	$21,655		$46,681		$15,623		$58,525		$142,484

Time Deposits
The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.
Maturities of Time Deposits
As of December 31, 2007

	Within	Three to	Six to	Within	One To
	Three	Six	Twelve	One	Five
Dollars in thousands	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$97,853	$40,874	$84,811	$223,538	$43,992	$267,530
Other time deposits	$100,760	$42,492	$105,373	$248,625	$59,420	$308,045
Capital Adequacy
          Stockholders’ equity at December 31, 2007, totaled $133.3 million, an increase of 7.1% over 2006 year-end equity of $124.4 million. The 2007 equity total includes an unrealized net gain on available for sale securities of $632,270 compared to an unrealized net loss of $470,968 at December 31, 2006. The Bank’s internal capital generation rate (net income less cash dividends declared, as a percentage of average equity) was 7.2% in 2007 and 7.3% in 2006. Dividends in 2007 were 36.8% of after tax earnings compared to 36.2% in 2006 and 41.2% in 2005. The Bank had pursued a policy of increasing the dividend payout as a percentage of after tax earnings in earlier years until 2002. The current dividend policy is a payout of approximately 40% of earnings up to a policy maximum of 50% of earnings.
          The table below details the plans and number of shares repurchased. Shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The table below details the stock repurchase activity from inception of the plans through December 2007. The 2002 through 2005 plans were approved by a vote of the shareholders of Yadkin Valley Bank and Trust Company. Following reorganization as a holding company on July 1, 2006, the Board of Directors of Yadkin Valley Financial Corporation approved stock repurchases of up to 100,000 shares for the 2006 plan. For the 2007 plan, 100,000 shares were approved to be repurchased.

Approved by Shareholders	Shares Repurchased & Cancelled	Average Cost	Total Reduction of Capital
2003 and prior plans	508,950	$12.37	6,297,036
850,000 shares approved

2004 Plan	80,621	14.09	1,135,554
300,000 shares approved

2005 Plan	54,648	14.35	784,107
300,000 shares approved

2006 Plan	100,000	17.42	1,741,886
100,000 shares approved

2007 Plan	71,281	17.10	1,219,251
100,000 shares approved

Total Repurchased	815,500	13.71	11,177,834
          The Company’s tangible equity ratio was 8.21%, 8.01% and 7.94% at end of year 2007, 2006, and 2005, respectively. These ratios exceed all minimum regulatory capital requirements. The detail for the calculation of these ratios is in the following table.

Capital Adequacy Ratios
December 31,	2007	2006	2005
Tangible assets	$1,173,345,226	$1,082,166,964	$986,307,496
Tangible equity*	96,310,979	86,664,532	78,335,889
Tangible equity ratio*	8.21%	8.01%	7.94%

Regulatory guidelines	3%	3%	3%

*Note:	Tangible assets and tangible equity exclude goodwill and core deposit intangibles.
Loans
          Net loans held for investment (total loans held for investment less allowance for loan losses) as of December 31, 2007 were $886.3 million as compared with $804.1 million as of December 31, 2006, an increase of 10.2% or $82.2 million. In addition, the Bank’s residential mortgage loans classified as held for sale totaled $52.7 million and $42.3 million at December 31, 2007 and 2006, respectively, representing an increase of 24.6% or $10.4 million. The Bank places emphasis on commercial loans to small and medium-sized businesses, consumer based installment loans, and residential mortgage lending. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.
Loans (dollars in thousands)
As of December 31,

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Construction real estate	$155,043	17.25%	$111,353	13.66%	$92,447	12.53%	$80,000	11.64%	$48,360	10.07%
Commercial real estate	352,568	39.23%	323,041	39.65%	245,079	31.03%	228,759	33.28%	138,401	28.81%

Mortgage loans	196,329	21.84%	183,310	22.49%	179,632	28.62%	188,096	27.37%	143,222	29.81%
1-4 family 1st liens	71,379	7.94%	61,639	7.56%	61,924	12.66%	71,286	10.37%	76,708	15.97%
1-4 family Jr. liens	4,361	0.49%	3,473	0.43%	2,536	0.34%	1,928	0.28%	1,176	0.24%
1-4 family equity lines	100,012	11.12%	94,650	11.61%	91,759	12.45%	88,388	12.86%	54,519	11.35%
Multifamily	20,577	2.29%	23,548	2.89%	23,413	3.17%	26,494	3.86%	10,819	2.25%
Commercial, other	161,507	17.97%	147,473	18.10%	163,857	22.22%	154,740	22.51%	120,580	25.10%
Consumer	33,306	3.71%	49,733	6.10%	41,300	5.60%	35,750	5.20%	29,852	6.21%

	898,753	100.00%	814,910	100.00%	737,529	100.00%	687,345	100.00%	480,415	100.00%

Allowance for loan losses	(12,445)		(10,829)		(9,473)		(8,654)		(6,188)

Net loans	$886,308		$804,081		$728,056		$678,691		$474,227

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
          Nonperforming assets as of December 31, 2007 totaled $2.6 million or 0.29% of total loans compared with $2.4 million or 0.30% in 2006 and $4.0 million or 0.54% in 2005. The Bank assertively pursues the liquidation of nonperforming assets through its collection department.
Nonperforming Assets
December 31,

	2007	2006	2005	2004	2003
Loans 90 days past due-still accruing	$0	$0	$0	$0	$158,525
Loans on nonaccrual	1,961,538	1,829,947	3,199,282	3,039,575	1,489,207
Other real estate	602,000	574,345	763,210	1,125,427	381,546

Total nonperforming assets	$2,563,538	$2,404,292	$3,962,492	$4,165,002	$2,029,278

Loans 90 days past due-still accruing/ total loans	0.0%	0.0%	0.0%	0.0%	0.03%
Total nonperforming assets/total loans	0.29%	0.30%	0.54%	0.61%	0.42%
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
          The provision for loan losses was $2,488,620 in 2007 compared to $2,165,000 in 2006 and $1,724,000 in 2005. This provision reflects management’s assessment of the adequacy of the allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile. The assessment primarily considers the allowance for loan loss levels relative to risk grades assigned by credit administration to loan types. The risk grades are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment.
          Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues for the entire life of the loan. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels. The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant. The Chief Lending Officer coordinates the loan approval process for loans not involving the Board by delegating authority to certain lenders and by appointing the members and chairman of the Bank Loan Committee. The Bank Loan Committee is comprised of bank officers and approves new loans and relationship exposures over certain dollar amounts. The Chief Lending Officer either approves or delegates the loan authority for the approval and renewal of all other loans. Officer loan approval limits are reviewed and approved by the Board of Directors. The Chief Credit Officer writes credit policy which includes underwriting guidelines and procedures. The Chief Credit Officer and the Chief Lending Officer are voting members of the Bank Loan Committee.
          Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

          As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on an evaluation of the probability of repayment of loan and the strength of any collateral. The Bank measures impairment based upon probable cash flows and the value of the collateral. Impaired loans are identified in a periodic analysis of the adequacy of the reserve. In estimating reserve levels, the Bank aggregates the remaining loans and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance. The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are given additional weighting in assessing probable losses inherent in the portfolio. Internal environmental factors applied to non-impaired loan pools include past-due and nonaccrual trends, risk grade migration trends and the assessment of underwriting and servicing. External environmental factors include interest rate trends, unemployment rate trends, and real estate loan concentrations.
          Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2007. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
          The allowance for loan losses is created by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.
          Management realizes that general economic trends greatly affect loan losses. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan charge offs were $872,000 or 0.10% of average loans in 2007 compared to $810,000 or 0.10% of average loans in 2006 and $905,000 or 0.12% of average loans in 2005. Loan charge-offs in 2007 were comprised of numerous loans, mostly in the real estate and installment loan classifications. As of December 31, 2007, the allowance for loan losses was $12.4 million or 1.38% of year end loans. This allowance level compares with $10.8 million or 1.33% of loans held for investment at December 31, 2006 and $9.5 million or 1.28% at December 31, 2005. Management considers the allowance for loan losses at December 31, 2007 to be adequate.
          The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$10,828	$9,473	$8,654	$6,188	$6,218
Charge-offs:
Real estate loans	328	419	430	285	398
Installment loans	338	252	396	164	304
Credit card and related plans	85	49	70	72	31
Commercial and all other	351	280	387	1,048	776
Leases	—	—	—	—	—

Total charge-offs	1,102	1,000	1,283	1,569	1,509

Recoveries:
Real estate loans	63	69	145	91	57
Installment loans	90	60	84	60	57
Credit card and related plans	22	3	8	27	6

(Dollars in thousands)	2007	2006	2005	2004	2003

Commercial and all other	55	58	141	199	79

Total recoveries	230	190	378	377	199

Net Chargeoffs	872	810	905	1,192	1,310
Additions added to operations	2,489	2,165	1,724	1,620	1,280
Allowance acquired from High Country Bank *	—	—	—	2,038	—

Balance at end of year	$12,445	$10,828	$9,473	$8,654	$6,188

*	Allowance was assigned to reduce High Country Bank loans to fair market value at January 1, 2004.
The following table presents the allocation of the allowance for loan losses by category.
Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans In Each		Loans In Each		Loans In Each		Loans In Each		Loans In Each
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$8,248	66%	$7,076	76%	$2,918	72%	$1,369	73%	$1,552	69%
Commercial, agricultural, other	3,622	29%	2,869	18%	5,424	24%	3,100	22%	2,416	25%
Consumer	575	5%	189	6%	243	4%	4,089	5%	1,269	6%
Unallocated	-0-		695		888		96		950

	$12,445	100%	$10,829	100%	$9,473	100%	$8,654	100%	$6,187	100%

Noninterest Income
          Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale of investment securities or mortgage loans and income earned from bank owned life insurance (BOLI).
          Noninterest income increased 7.7% or $1.1 million in 2007. The increase was due primarily to BOLI death benefits and increased return on investment in BOLI, which together resulted in an increase in non-interest income of $911,000 in 2007. The principal value of all bank owned life insurance on December 31, 2007 was $22.7 million compared to $22.8 million at December 31, 2006. Net gain on sales of investment securities was $45,000 in 2007 compared to a loss of $86,000 in 2006 and a gain of $8,100 in 2005.
          Service charges on deposit accounts increased 5.0% or $187,000 from 2006 to 2007 as total NSF fees increased $73,000 or 2.6% due to an increase in per transaction charge of 6.3%. ATM service charge income rose $36,000 or 14.9%. Outside fees paid in connection with the overdraft protection product decreased as the contract terminated, resulting in a net increase of overdraft income of $81,000. NOW and Money Market Account fees increased 28.9% as maintenance fees on the NOW products increased 50% and the average balance of these accounts increase over last year by $900,000. Other service fees income increased by $160,000 or 4.7% compared to an increase of $49,000 or 1.5% in 2006. Part of the 2007 increase was attributable to an increase of commissions and fees from Main Street Investment Services, the Company’s brokerage subsidiary, up by 9.1% or $69,000. Also increasing were merchant processing and credit card user fees (up $149,000 or 28.1%).
          Gains on sales of mortgage loans decreased $143,000 or 2.4% in 2007 due to margin compression for the loans sold by Sidus, the Bank’s mortgage lending subsidiary. Gains on sales of mortgage loans increased $805,000 or 15.4% in 2006. Income from investment in bank-owned life insurance (BOLI) increased $347,000 (49.7%) in 2007, as additional policies were purchased at higher earning rates during August 2006. The BOLI investment income increased $118,000 (20.3%) in 2006. Mortgage banking income increased $194,000 or 75.5% in 2007 after a decrease of $106,000 or 29.1% in 2006, as a result of a smaller decline in the value of the mortgage servicing rights in 2007. Servicing fees on mortgage loans decreased 4.8% or $29,000 in 2007 after a 9.5% decrease in 2006. This was due to the Bank’s average servicing portfolio decrease of $22.2 million or 9.2% in 2007 following a decrease of $14.2 million or 5.1% in 2006.
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
Noninterest Expense
          Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses increased 2.7% comparing 2007 to 2006 and 8.3% comparing 2006 to 2005. Noninterest expense to average assets for 2007 was 2.93%, and for 2006 was 3.05%. Efficiency ratios for 2007 and 2006 were 55.45% and 56.16%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. The improvement in the efficiency ratio was due to maintaining noninterest expenses at a slower growth rate than the growth rate for net revenue (net interest income plus non-interest income). Amortization of core deposit intangible, an expense attributable to the 2004 acquisition of High Country Bank, totaled $777,000 in 2007 and $813,000 in 2006, a noncash expense that will continue until 2022 and is being amortized under an accelerated method.
          Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2007 to 2006, salaries and benefits increased by $467,000 or 2.5%. These increases are due to normal annual increases. Comparing 2006 to 2005, salaries and employee benefits increased 7.3%. Occupancy and equipment expense increased $16,000 or 0.4%, comparing 2007 to 2006. These expenses increased 18.4% comparing 2006 to 2005. The increase in the 2006 occupancy expenses was due mainly to the two new branches opening in early 2006 and late 2005.
          Data processing expense decreased by 4.6% over 2006 and printing and supplies expenses decreased 6.9%. Communications expense rose 9.3% over 2006 due the one-time additional expense of switching service providers.
          Other operating expenses increased $383,000 or 5.8% comparing 2007 to 2006, down from 18.3% comparing 2006 to 2005. The largest increases in the categories under other operating expenses were loan collection and repossessed property expense up $ 68,000, ATM/Debit card service fees up $125,000, and advertising up $ 54,000. Loan collection and repossessed property expense increased as $1.6 million of real estate was foreclosed and sold. ATM/Debit card service fees continue to climb as service providers increase fees. Advertising expense increased as expected, due to the implementation of various campaigns throughout the different regions as planned. Other operating expenses include items such as computer supplies, meeting and travel, directors fees, postage, mortgage origination related expenses and professional fees.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2007 is not material. The following table reflects contractual obligations of the Bank as of December 31, 2007.

			Three Years
Contractual Obligations	Within One	One Year to	to	After Five
(in thousands)	Year	Three Years	Five Years	Years	Total

Short-term borrowings	$66,425	$—	$—	$—	$66,425
Long-term borrowings	—	5,000	2,000	30,774	37,774
Operating Leases	267	351	42	22	682

Total contractual obligations excluding deposits	66,692	5,351	2,042	30,796	104,881
Deposits	860,030	100,271	3,141		963,442

Total contractual obligation	$926,722	$105,622	$5,183	$30,796	1,068,323

          In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2007, are presented in Note 14 to the consolidated financial statements.
          As part of its ongoing business, the Bank does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, the Bank is not involved in any unconsolidated SPE transactions.
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
Forward Looking Statement
          The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgments of the Bank and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
     See “MARKET RISK” under Item 7.
Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Valley Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Charlotte, North Carolina
March 31, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$24,267,806	$42,387,101
Interest-bearing deposits	2,058,069	1,669,033

TOTAL CASH AND CASH EQUIVALENTS	26,325,875	44,056,134

Securities available for sale — At fair value (Amortized cost $141,439,626 in 2007 and $128,278,242 in 2006)	142,483,720	127,520,514
Loans — Less allowance for loan losses of $12,445,555 in 2007 and $10,828,882 in 2006	886,307,501	804,080,971
Loans held for sale	52,753,907	42,350,915
Accrued interest receivable	6,054,982	5,796,450
Premises and equipment, net	26,779,889	27,098,420
Foreclosed real estate	602,000	574,345
Federal home loan bank stock, at cost	2,557,300	3,632,600
Investment in bank-owned life insurance	22,682,702	22,796,932
Goodwill	32,696,900	32,696,900
Core deposit intangible (net of accumulated amortization of $4,218,393 and $3,441,799 at December 31, 2007 and 2006)	4,261,115	5,037,709
Other assets	7,571,350	5,222,654

TOTAL ASSETS	$1,211,077,241	$1,120,864,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits :
Noninterest-bearing demand deposits	$154,979,227	$151,811,660
Interest-bearing deposits:
NOW, savings and money market accounts	232,888,349	233,031,838
Time certificates:
$100,000 or more	267,529,772	228,553,689
Other	308,044,736	294,449,712

TOTAL DEPOSITS	963,442,084	907,846,899

Short-term borrowings	66,425,129	62,062,598
Long-term borrowings	37,774,000	17,000,000
Accrued interest payable	3,434,832	2,975,097
Other liabilities	6,732,202	6,580,809

TOTAL LIABILITIES	1,077,808,247	996,465,403

Stockholders’ Equity:
Common stock, $1 par value, 20,000,000 shares authorized; 10,563,356 shares issued in 2007 and 10,611,052 shares issued in 2006	10,563,356	10,611,052
Preferred stock, no par value, 1,000,000 shares authorized: no shares issued	—	—
Surplus	70,986,684	71,151,626
Retained earnings	51,086,684	43,107,431
Accumulated other comprehensive income (loss)	632,270	(470,968)

TOTAL STOCKHOLDERS’ EQUITY	133,268,994	124,399,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,211,077,241	$1,120,864,544

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$68,224,654	$61,798,938	$48,814,541
Interest on federal funds sold	298,233	191,342	162,755
Interest and dividends on securities:
Taxable	5,285,770	4,093,326	3,109,693
Non-taxable	1,235,727	1,130,512	1,079,957
Interest-bearing deposits	148,466	91,772	84,051

TOTAL INTEREST INCOME	75,192,850	67,305,890	53,250,997

INTEREST EXPENSE:
Time deposits of $100,000 or more	11,984,295	8,569,185	4,673,489
Other time and savings deposits	19,008,193	15,277,302	10,966,925
Borrowed funds	2,308,248	2,582,857	2,945,782

TOTAL INTEREST EXPENSE	33,300,736	26,429,344	18,586,196

NET INTEREST INCOME	41,892,114	40,876,546	34,664,801

PROVISION FOR LOAN LOSSES	2,488,620	2,165,000	1,724,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,403,494	38,711,546	32,940,801

NON-INTEREST INCOME:
Service charges on deposit accounts	3,945,533	3,758,369	3,505,792
Other service fees	3,560,456	3,400,043	3,350,816
Net gain on sales of mortgage loans	5,882,495	6,025,837	5,220,456
Net gain(loss) on sales of investment securities	45,418	(85,596)	8,082
Income on investment in bank-owned life insurance	1,045,482	698,434	580,542
Mortgage banking income	451,287	257,185	362,742
Bank owned life insurance death benefits	563,907	—	—
Other income (loss)	(50,419)	290,886	215,100

TOTAL NON-INTEREST INCOME	15,444,159	14,345,158	13,243,530

NON-INTEREST EXPENSES:
Salaries and employee benefits	19,160,711	18,693,212	17,428,029
Occupancy and equipment expenses	3,916,852	3,900,516	3,294,350
Printing and supplies	550,386	591,200	665,218
Data processing	398,961	418,056	666,863
Amortization of core deposit intangible	776,594	813,117	852,960
Communications expense	1,127,422	1,031,131	1,102,393
Other	7,028,177	6,645,615	5,617,149

TOTAL NON-INTEREST EXPENSES	32,959,103	32,092,847	29,626,962

INCOME BEFORE INCOME TAXES	21,888,550	20,963,856	16,557,369

INCOME TAXES	7,200,818	7,171,959	5,398,905

NET INCOME	$14,687,732	$13,791,897	$11,158,464

INCOME PER COMMON SHARE:
Basic	$1.39	$1.30	$1.04
Diluted	$1.37	$1.28	$1.03

CASH DIVIDENDS PER COMMON SHARE	$0.51	$0.47	$0.43
See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
NET INCOME	$14,687,733	$13,791,897	$11,158,464

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding gains (losses) on securities available for sale	1,847,241	619,218	(2,519,691)
Tax effect	(716,070)	(238,419)	970,313

Unrealized holding gains (losses) on securities available for sale, net of tax amount	1, 131,171	380,799	(1,549,378)

Reclassification adjustment for realized (gains) losses	(45,418)	85,596	(8,082)
Tax effect	17,485	(32,955)	3,112

Reclassification adjustment for realized (gains) losses, net of tax amount	(27,933)	52,641	(4,970)

OTHER COMPREHENSIVE INCOME (LOSS), NET	1,103,238	433,440	(1,554,348)

COMPREHENSIVE INCOME	$15,790,971	$14,225,337	$9,604,116

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

					Accumulated
					other com-
					prehensive	Total
	Common Stock			Retained	income	stockholders’
	Shares	Amount	Surplus	earnings	(loss)	equity
BALANCE, JANUARY 1, 2005	10,688,401	10,688,401	72,083,580	28,218,316	649,940	111,640,237

Net income	—	—	—	11,158,464	—	11,158,464
Shares issued under stock option plan	25,930	25,930	165,322	—	—	191,252
Cash dividends declared	—	—	—	(4,594,887)	—	(4,594,887)
Shares repurchased	(34,171)	(34,171)	(228,210)	(227,062)	—	(489,443)
Exercise of stock appreciation rights	—	—	(26,826)	—	—	(26,826)
Fractional shares retired	(99)	(99)	(654)	(799)	—	(1,552)
Other comprehensive loss	—	—	—	—	(1,554,348)	(1,554,348)

BALANCE, DECEMBER 31, 2005	10,680,061	10,680,061	71,993,212	34,554,032	(904,408)	116,322,897

Net income	—	—	—	13,791,897	—	13,791,897
Shares issued under stock option plan	18,111	18,111	150,804	—	—	168,915
Cash dividends declared	—	—	—	(4,997,731)	—	(4,997,731)
Shares repurchased	(87,085)	(87,085)	(992,425)	(240,810)	—	(1,320,320)
Fractional shares retired	(35)	(35)	35	43		43
Other comprehensive income	—	—	—	—	433,440	433,440

BALANCE, DECEMBER 31, 2006	10,611,052	$10,611,052	$71,151,626	$43,107,431	$(470,968)	$124,399,141

Net income	—	—	—	14,687,733	—	14,687,733
Shares issued under stock option plan	72,076	72,076	495,306	—	—	567,382
Stock option compensation	—	—	69,165	—	—	69,165
Cash dividends declared	—	—	—	(5,400,776)	—	(5,400,776)
Shares repurchased	(119,772)	(119,772)	(729,413)	(1,307,704)	—	(2,156,889)
Other comprehensive income	—	—	—	—	1,103,238	1,103,238

BALANCE, DECEMBER 31, 2007	10,563,356	$10,563,356	$70,986,684	$51,086,684	$632,270	$133,268,994

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,687,732	$13,791,897	$11,158,464
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	49,684	368,979	602,721
Provision for loan losses	2,488,620	2,165,000	1,724,000
Net gain on sales of mortgage loans	(5,882,495)	(6,025,837)	(5,220,456)
Net (gain) loss on sale of available-for-sale securities	(45,418)	85,596	(8,082)
Increase in cash surrender value of life insurance	(1,045,481)	(698,434)	(580,542)
Gain on Bank-owned life insurance	(563,907)	—	—
Depreciation and amortization	1,854,608	1,948,901	1,673,511
(Gain) loss on sale of premises and equipment	(66,680)	50,299	38,725
Net (gain) loss on sale of other real estate owned	286,730	—	—
Amortization of core deposit intangible	776,594	813,117	852,960
Deferred tax (benefit) provision	(1,196,351)	(958,870)	(1,180,361)
Stock based compensation expense	69,165	13,622	—
Originations of mortgage loans held-for-sale	(908,549,045)	(865,992,983)	(833,789,865)
Proceeds from sales of mortgage loans	904,028,548	861,094,634	849,190,163
Increase in accrued interest receivable	(258,532)	(993,560)	(344,737)
(Increase) decrease in other assets	(1,850,927)	(292,041)	330,164
Increase in accrued interest payable	459,735	1,159,292	680,111
Increase in other liabilities	54,398	442,293	2,652,499

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,296,978	6,971,905	27,779,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(55,248,915)	(50,674,494)	(27,191,892)
Proceeds from sales of available-for-sale securities	35,648,265	15,180,679	13,554,070
Proceeds from maturities of available-for-sale securities	6,435,000	21,940,000	11,265,000
Net increase in loans	(86,070,781)	(78,189,581)	(51,089,410)
Acquisition of Sidus Financial, LLC, net	—	(560,717)	(464,052)
Purchases of premises and equipment	(3,064,340)	(1,753,356)	(7,020,334)
Purchase of Federal Home Loan Bank stock	1,075,300	(3,213,700)	(766,300)
Proceeds from redemption of Federal Home Loan Bank stock	—	3,879,100	1,395,000
Proceeds from sales of premises and equipment	1,594,943	28,791	1,996,687
Proceeds from the sale of other real estate owned	1,041,246	—	—
Proceeds from bank-owned life insurance	1,723,618	—	—
Investment in bank-owned life insurance	—	(5,500,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(96,865,664)	(98,863,278)	(58,321,231)

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decreasing) in checking, NOW, money market and savings accounts	$3,024,078	$(2,491,140)	$6,803,555
Net increase in time certificates	52,571,106	95,985,451	78,840,929
Net increase (decrease) in borrowed funds	25,136,532	(6,927,114)	(27,001,742)
Purchases of common stock	(2,156,889)	(1,320,320)	(489,443)
Dividends paid	(5,303,782)	(4,997,731)	(4,594,887)
Tax benefit from exercise of stock options	—	35,914	—
Retired fractional shares	—	43	(1,552)
Payment of stock appreciation rights	—	—	(26,826)
Proceeds from exercise of stock options	567,382	168,915	191,252

NET CASH PROVIDED BY FINANCING ACTIVITIES	73,838,427	80,454,018	53,721,286

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,730,259)	(11,437,355)	23,179,330

CASH AND CASH EQUIVALENTS:
Beginning of year	44,056,134	55,493,489	32,314,157

End of year	$26,325,875	$44,056,134	$55,493,487

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$32,832,851	$25,270,052	$17,906,085

Cash paid for income taxes	$8,386,742	$9,322,595	$5,097,596

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Transfer from loans to foreclosed real estate	$1,397,021	$868,171	$959,032

Unrealized gain (loss) on investment securities
Available for sale, net	$1,103,328	$433,440	$(1,554,348)

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization – Yadkin Valley Financial Corporation (the “Company”) was formed July 1, 2006 as a holding company for Yadkin Valley Bank and Trust Company (the “Bank”). The Bank has three wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company’s customers, Sidus Financial LLC, which provides mortgage brokerage services throughout North Carolina and surrounding states, and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank’s state charter was incorporated in North Carolina on September 16, 1968, and the Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in northwestern North Carolina through 24 full-service banking offices. Sidus offers mortgage-banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Pennsylvania and Tennessee. The Company and its subsidiaries are collectively referred to herein as the “Company.” Yadkin Valley Financial Corporation formed Yadkin Valley Statutory Trust I (the “Trust”) during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trust are owned by Yadkin Valley Financial Corporation.
Basis of Presentation - The consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its wholly owned subsidiary, Yadkin Valley Bank and Trust Company. Yadkin Valley Bank and Trust Company includes its wholly owned subsidiaries, Main Street Investment Services, Inc., PBRE, Inc. and Sidus Financial, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in Yadkin Valley Statutory Trust I, in accordance with FIN 46R, has been recorded by the Company in other assets with the corresponding increase to long-term debt. The Company records the income from the trust as a noninterest income item and the expense as additional interest expense.
Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
Investment Securities - Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2006 and 2007 are classified as available for sale.
Loans and Allowance for Loan Losses - Loans that management has the intent and ability to hold for the foreseeable future are stated at their outstanding principal balances adjusted for any deferred fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and other fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the secured loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower)

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its policy for recognizing interest income on non-impaired loans. The company discontinues the accrual of interest income when the loans are either at least 90 days past due or less than 90 days past due and doubtful that interest will be collected during the current period. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principle and interest amounts contractually due are brought current and future payments are reasonable. The total of the impaired loans, impaired loans on non-accrual basis, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 5.
The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio resulting from events that occurred as of the balance sheet date. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the control of the Bank. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
Loans Held for Sale - Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in other income in the consolidated statements of income. Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.
Foreclosed Real Estate – Foreclosed real estate is stated at the lower of carrying amount or fair value less estimated cost to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.
Business Combinations - The Company accounts for all business combinations by the purchase method of accounting whereby acquired assets and liabilities are recorded at fair value on the date of acquisition with the remainder of the purchase price allocated to identified intangible assets and goodwill.
Mortgage Banking Activities - The Bank originates and sells to investors, loans secured by mortgages on single-family residential property. Mortgage loans held-for-sale are reported at the lower of cost or fair value as determined on an aggregate basis. Gains or losses resulting from loan sales are recognized at the time of sale, generally on the settlement date. If the Bank retains the right to service the loan, the previous book-carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer.
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Mortgage servicing rights are recorded at fair value and periodically evaluated for impairment based on changes in assumptions used to estimate fair value of those rights.
At December 31, 2007, 2006 and 2005, the Bank was servicing loans for others of approximately $207,072,346, $231,189,795, and $251,197,500, respectively. The Bank carries fidelity bond insurance coverage of $8,000,000 and errors and omissions insurance coverage of $1,000,000 per occurrence. Custodial escrow balances maintained in connection with the loan servicing were $77,946 and $83,620 at December 31, 2007 and 2006, respectively.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Mortgage servicing rights with a fair value of $2,000,770 and $2,070,689 at December 31, 2007 and 2006, respectively, are included in other assets. Amortization/market value adjustments related to mortgage servicing rights were $120,532, $343,420 and $378,634 for 2007, 2006 and 2005, respectively. The Bank recorded a valuation adjustment to mortgage servicing rights of $69,919 during the year ended December 31, 2007. A valuation of the fair value of the mortgage servicing rights is performed using a pooling methodology. Similar loans are “pooled” together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating potential acquisition of the servicing.
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions and major replacements or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation and amortization is provided based on the estimated useful lives of the assets using both straight-line and accelerated methods. The estimated useful lives for computing depreciation and amortization are 10 years for land improvements, 30 to 50 years for buildings, and 3 to 22 years for furniture and equipment. Gains or losses on dispositions of premises and equipment are reflected in income.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.
Goodwill and Other Intangibles - Goodwill represents the excess of the cost of an acquisition in a business combination over the fair value of the net assets acquired. The company allocates goodwill to the segment that receives significant benefits from the acquisition. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill is not amortized but is tested for impairment annually, or more frequently if events or circumstances indicate possible impairment. No impairment was identified as a result of the testing performed during 2007 or 2006. Intangible assets with finite lives include core deposits. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002) and the straight-line method (intangibles acquired in 2004) over a period not to exceed 20 years.
The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $733,430, $693,587, 653,743, $613,900, and $577,078, respectively. The weighted average amortization period is 8.0 years.
Income Taxes - Provisions for income taxes are based on amounts reported in the statements of income and include changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.
Net Income Per Common Share - Basic net income per common share is calculated on the basis of the weighted average number of shares outstanding. Common stock equivalents arising from stock options outstanding are included in diluted net income per common share.
Stock Based Compensation - Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment” which was issued in December 2004 and replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the Intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
Non-marketable equity securities - As a requirement for membership, the Bank invests in stock of Federal Home Loan Bank of Atlanta (“FHLB”), and Silverton Bank, formerly Bankers Bank. Due to the redemption provisions of the FHLB, the Bank estimated that fair value of the FHLB stock equals its cost and that this investment was not impaired at December 31, 2007. In addition, the Company holds equity investments in three other entities. These investments are discussed further in Note 4.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, the allowance for loan losses and purchase accounting. Actual results could differ from those estimates.
New Accounting Standards – In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, was effective for the Company in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
In the first quarter of 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No.156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 in the first quarter of 2007 using the fair value measurement method. The adoption of SFAS No. 156 did not have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. 157”), which
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
In September 2006, the Emerging Issues task Force (EITF) issued EITF Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-04 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue 06-04 to have a material effect on it’s balance sheet and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). SFAS No. 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The Company did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.
The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS No. 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.
In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously, under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. The Corporation does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 will be to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date.
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
Reclassifications - Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.
2. BUSINESS COMBINATION
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
3. INVESTMENT SECURITIES
Investment securities at December 31, 2007 and 2006 are summarized as follows:

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale, securities:
Securities of other U.S. government agencies due:
Within 1 year	$18,994,000	$16,356	$18,793	$18,991,563
After 1 but within 5 years	24,512,338	557,037	—	25,069,375
After 5 but within 10 years	4,001,057	107,693	—	4,108,750

	47,507,395	681,086	18,793	48,169,688

U.S. Treasury securities due:
Within 1 year	—	—	—	—
After 1 but within 5 years	2,996,159	40,873	—	3,037,032

	2,996,159	40,873	—	3,037,032

Mortgage-backed securities due:
Within 1 year	24,915	77	—	24,992
After 1 but within 5 years	3,823,586	2,206	39,633	3,786,159
After 5 but within 10 years	1,755,533	7,123	24,535	1,738,121
After 10 years	45,440,070	523,584	114,789	45,848,865

	51,044,104	532,990	178,957	51,398,137

Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
3. INVESTMENT SECURITIES (Continued)

State and municipal securities due:
Within 1 year	1,753,611	4,330	572	1,757,369
After 1 but within 5 years	14,582,621	250,971	44,579	14,789,013
After 5 but within 10 years	9,711,166	128,557	63,606	9,776,117
After 10 years	11,904,178	45,532	123,641	11,826,069

	37,951,576	429,390	232,398	38,148,568

Other securities due:
Within 1 year	1,143	—	—	1,143
After 1 but within 5 years	883,627	—	3,893	879,734
After 10 years	1,055,622	8,476	214,680	849,418

	1,940,392	8,476	218,573	1,730,295

Total available-for-sale securities	$141,439,626	$1,692,815	$648,721	$142,483,720

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale, securities:
Securities of other U.S. government agencies due:
Within 1 year	$5,516,721	$—	$35,136	$5,481,585
After 1 but within 5 years	45,425,796	64,332	340,433	45,149,695
After 5 but within 10 years	—	—	—	—

	50,942,517	64,332	375,569	50,631,280

U.S. Treasury securities due:
Within 1 year	—	—	—	—
After 1 but within 5 years	2,991,961	—	46	2,991,915

	2,991,961	—	46	2,991,915

Mortgage-backed securities due:
Within 1 year	677	—	1	676
After 1 but within 5 years	4,023,816	2,773	82,495	3,944,094
After 5 but within 10 years	4,015,666	4,148	119,340	3,900,474
After 10 years	33,183,931	107,445	242,979	33,048,397

	41,224,090	114,366	444,815	40,893,641

State and municipal securities due:
Within 1 year	936,615	1,389	1,122	936,882
After 1 but within 5 years	12,224,311	115,826	130,401	12,209,736
After 5 but within 10 years	12,583,124	183,032	175,338	12,590,818
After 10 years	5,408,664	6,844	90,879	5,324,629

	31,152,714	307,091	397,740	31,062,065

Other securities due:
Within 1 year	1,088	—	—	1,088
After 1 but within 5 years	910,249	—	20,593	889,656
After 10 years	1,055,623	6,204	10,958	1,050,869

	1,966,960	6,204	31,551	1,941,613

Total available-for-sale securities	$128,278,242	$491,993	$1,249,721	$127,520,514

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At December 31, 2007
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
3. INVESTMENT SECURITIES (Continued)
and 2006, the Bank’s mortgage-backed securities were pass-through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.
Gross realized gains on sales of available for sale securities in 2007, 2006 and 2005 were $127,168, $18,602, and $11,588, respectively. Gross realized losses on sales of available-for-sale securities in 2007, 2006 and 2005 were $81,750, $104,198, and $3,506, respectively.
Investment securities with carrying values of approximately $57,433,049 and $68,478,293 at December 31, 2007 and 2006, respectively, were pledged as collateral for public deposit and for other purposes as required or permitted by law.
The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. Securities that have been in a loss position for twelve months or more at December 31, 2007 include twenty-four mortgage-backed securities, six federal agency bonds, two corporate securities and forty-nine municipal bonds. Securities that have been in a loss position for twelve months or more at December 31, 2006 include twenty-nine mortgage-backed securities, fifteen federal agency bonds and fifty-six municipal bonds. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$—	$—	$11,983,438	$18,793	$11,983,438	$18,793
U.S. Treasury securities	—	—	—	—	—	—
Mortgage backed securities	818,793	604	12,052,785	178,353	12,871,578	178,957
State and municipal securities	4,465,758	82,493	13,509,346	149,906	17,975,104	232,398
Other securities	800,000	200,000	879,734	18,572	1,679,734	218,573

Total temporarily impaired securities	$5,364,551	$283,097	$38,425,303	$365,624	$43,832,071	$648,721

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$11,478,750	$16,021	$26,138,467	$359,548	$37,617,217	$375,569
U.S. Treasury securities	2,991,915	46	—	—	2,991,915	46
Mortgage backed securities	11,909,013	43,322	13,117,901	401,493	25,026,914	444,815
State and municipal securities	2,165,840	18,232	15,131,481	379,508	17,297,321	397,740
Other securities	—	—	889,656	31,551	900,615	31,551

Total temporarily impaired securities	$28,545,518	$77,621	$55,277,505	$1,172,100	$83,833,982	$1,249,721

4. NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST
The aggregate cost of the Company’s cost method investments totaled $3,245,783 at December 31, 2007. Investments with an aggregate cost of $536,761 were not evaluated for impairment because (a) the company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining $2,709,022 of investments, consisting of securities in Federal Home Loan Bank and the Silverton Bank carried at $2,557,300 and $151,722, respectively at December 31, 2007,
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
4. NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST (Continued)
the Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans at December 31, 2007 and 2006 classified by type are as follows:

	2007	2006
Commercial, financial and agricultural	$515,354,445	$471,751,273
Real estate — construction	155,043,145	111,353,033
Real estate — mortgage	196,329,911	183,310,489
Installment loans to individuals	33,305,008	49,733,156

Total	900,032,509	816,147,951

Less: Net deferred loan origination fees	(1,279,453)	(1,238,098)
Allowance for loan losses	(12,445,555)	(10,828,882)

Loans, net	$886,307,501	$804,080,971

Substantially all of the Company’s loans have been granted to customers in the piedmont and north western regions of North Carolina.
In the normal course of business, the Company has made loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In the opinion of management, they do not involve more than the normal credit risk or present other unfavorable features. An analysis of these related party loans for the year ended December 31, 2007 is as follows:

Balance at beginning of year	$11,539,559
New loans	3,604,637
Retirement and terminations of directors and officers	(4,081,665)
Repayments	(1,458,844)

Balance at end of year	$9,603,687

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$10,828	$9,473	$8,654

Charge-offs:
Commercial, financial and agricultural	(348)	(280)	(387)
Real estate — construction	(118)	—	(50)
Real estate — mortgage	(210)	(418)	(380)
Installment loans to individuals	(426)	(302)	(466)

	(1,102)	(1,000)	(1,283)

Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
5. LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	2007	2006	2005
Recoveries:
Commercial, financial and agricultural	55	58	141
Real estate — construction	—	—	—
Real estate — mortgage	63	69	145
Installment loans to individuals	112	63	92

	230	190	378

Net charge-offs	(872)	(810)	(905)

Provision for loan losses	2,489	2,165	1,724

Balance, end of year	$12,445	$10,828	$9,473

Ratio of net charge-offs during the year to average loans outstanding during the year	0.10%	0.10%	0.12%
The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	December 31,
	2007	2006
Impaired loans without a related allowance for loan loss	$1,610,836	$1,574,350
Impaired loans with a related allowance for loan loss	6,191,025	267,553

Total impaired loans	$7,801,861	$1,841,903

Allowance for loan loss related to impaired loans	2,022,764	107,744
Loans on which the accrual of interest has been discontinued amounted to approximately $1,962,000, $1,829,000, and $3,199,000 at December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005 the company recognized interest income on impaired loans of $77,000, $46,000, and $99,259, respectively. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $170,000, $82,000, and $139,000 for 2007, 2006 and 2005, respectively.
It is the general policy of the Company to stop accruing interest when any loan is past due 90 days as to principal or interest.
6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2007 and 2006 are as follows:

		Accumulated
		depreciation
		and	Net book
	Cost	amortization	value
December 31, 2007:
Land	$8,809,153	$—	$8,809,153
Land improvements	1,441,664	610,902	830,763
Buildings	16,809,336	3,477,700	13,331,637
Furniture and equipment	13,099,650	9,464,027	3,635,624
Construction in process	172,713	—	172,713

Total	$40,332,517	$13,552,628	$26,779,889

December 31, 2006:
Land	$9,990,137	$—	$9,990,137
Land improvements	1,147,524	582,043	565,481
Buildings	15,909,991	3,074,030	12,835,961
Furniture and equipment	12,642,450	9,168,519	3,473,931
Construction in process	232,910	—	232,910

Total	$39,923,012	$12,824,592	$27,098,420

Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
6. PREMISES AND EQUIPMENT (Continued)
Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,854,608, $1,948,901, and $1,673,511, respectively.
7. LOAN SERVICING
Mortgage loans serviced for others consists of loans sold to Fannie Mae and Freddie Mac are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for Fannie Mae were $207,072,346 and $231,189,795 at December 31, 2007 and 2006, respectively.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. At December 31, 2007 and 2006, mortgage servicing rights were $2,000,770 and $2,070,689, respectively.

	2007	2006	2005
Mortgage servicing asset, beginning of year	$2,070,689	$2,320,839	$2,585,784
Capitalized	50,613	93,270	113,419
Change in fair value	(120,532)	(343,420)	(378,364)

Mortgage servicing assets, end of year	$2,000,770	$2,070,689	$2,320,839

8. DEPOSITS
At December 31, 2007, the scheduled maturities of time certificates are as follows:

2008	$471,601,698
2009	73,131,014
2010	27,650,950
2011	2,143,043
2012	1,047,803

Total	$575,574,508

9. BORROWED FUNDS
Short term borrowings at December 31, 2007 and 2006 are illustrated within the tables below. Borrowings from the United States Treasury are payable on demand and are collateralized by state, county and municipal securities (see Note 3). Interest under this arrangement is payable monthly at 25 basis points below the average federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $44.8 million at December 31, 2007.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
9. BORROWED FUNDS (Continued)

SHORT-TERM		Weighted average	Maximum amount	Average Daily
BORROWINGS		interest rate at	outstanding at any	Balance outstanding	Average annual
December 31, 2007	Balance at year end	end of year	month-end	during year	interest rate paid
Overnight borrowings from Federal Reserve Bank	$235,746	4.00%	$1,577,353	$788,000	4.11%
Securities sold under agreement to repurchase	25,987,583	3.07%	31,401,809	29,667,000	3.03%
Federal Funds Purchased	35,202,000	4.52%	35,202,000	1,505,000	5.56%
Wholesale securities sold under agreement to repurchase	4,999,800	4.80%	4,999,800	4,999,800	4.42%

Total borrowings	$66,425,129

SHORT-TERM		Weighted average	Maximum amount	Average Daily
BORROWINGS		interest rate at	outstanding at any	Balance outstanding	Average annual
December 31, 2006	Balance at year end	end of year	month-end	during year	interest rate paid
Overnight borrowings from Federal Reserve Bank	$1,957,910	5.04%	$1,957,910	$1,265,000	4.27%
Securities sold under agreement to repurchase	28,803,888	2.96%	30,128,759	$30,587,000	2.87%
Federal Funds Purchased	8,101,000	5.63%	29,284,030	$2,386,000	5.25%
Wholesale securities sold under agreement to repurchase	4,999,800	4.36%	4,999,800	$4,999,800	4.42%
FHLB advances	18,200,000	5.45%	$52,900,000	$30,701,000	5.22%

Total borrowings	$62,062,598

Long-Term Borrowings
Long-term borrowings at December 31, 2007 consisted of the junior subordinated debentures of $25,774,000 with an average annual interest rate of 6.31%, and an average daily balance outstanding during the year of $4,178,000, and the FHLB advances listed below.
Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank’s FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
9. BORROWED FUNDS (Continued)
loans as of December 31, 2007 was approximately $123 million with $111 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets.
Long term advances from the Federal Home Loan Bank of Atlanta consist of the following at December 31, 2007 and 2006:

Maturity	Interest Rate	2007	2006
1/03/2008	5.35%	—	5,000,000
12/10/2008	3.90%	5,000,000	5,000,000
12/10/2009	4.06%	5,000,000	5,000,000
2/28/2011	5.37%	2,000,000	2,000,000

		$12,000,000	$17,000,000

Federal Home Loan Bank advances, both short and long term, had average annual interest rate paid during the year for 2007 and 2006 of 4.64% and 4.58%, respectively. The weighted average interest rate at year end 2007 and 2006 was 4.21% and 5.04%, respectively. Maximum amount outstanding during the years at any month end for 2007 and 2006 was $22,000,000 and $56,000,000, respectively.
On November 1, 2007, the Company created Yadkin Valley Statutory Trust I (“the Trust”) to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. At December 31, 2007, the effective interest rate was 6.31%. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
     On November 1, 2007, the Trust completed the sale of $25,000,000 of trust preferred securities. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.   Yadkin Valley Statutory Trust I used the proceeds from the sale of the securities to purchase the Company’s junior subordinated deferrable interest notes due 2037 (the “Debenture”).  The net proceeds from the offering will be used by the Company in connection with the previously announced acquisition of Cardinal State Bank, and for general corporate purposes.
Under FIN 46R the Company’s $774,000 investment in the common equity of the trust is included in the consolidated balance sheets as other assets with a corresponding increase to long-term debt. The income and interest expense received from and paid to the trust, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.
Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company up to certain limits. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
10. INCOME TAXES
The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006
Current:
Federal	$7,164,609	$6,850,497
State	1,232,560	1,280,332

	8,397,169	8,130,829
Deferred
Federal	(1,028,985)	(820,119)
State	(167,366)	(138,751)

	(1,196,351)	(958,870)

Total Income Taxes	$7,200,818	$7,171,959

The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Unrealized loss on available for sale securities	$—	$282,006
Bad debt reserve	4,918,699	4,251,840
Deferred fees associated with merger	—	7,237
Deferred loan costs	2,127	27,642
Core deposit amortization	93,930	127,080
State Tax Credits	40,653	81,305
Other	488,701	253,151

	$5,544,110	$5,030,261

	2007	2006
Deferred tax liabilities:
Unrealized gain on purchased securities	$(148,164)	$(149,083)
Unrealized gain on available for sale securities	(411,825)	—
Depreciation	(877,123)	(969,053)
Prepaid expenses	(226,275)	(159,982)
Core deposit intangible	(1,682,713)	(1,989,390)
Other	(378,029)	(445,292)

	(3,724,129)	(3,712,800)

Net deferred tax asset	$1,819,981	$1,317,461

A reconciliation of applicable income taxes for the years ended December 31, 2007, 2006 and 2005 to the amount of tax expense computed at the statutory federal income tax rate of 35% is as follows:

	2007	2006	2005
Tax expense at statutory rate on income before income taxes	$7,660,993	$7,337,349	$5,629,505
Increases (decreases) resulting from:
Tax-exempt interest on investments	(476,415)	(441,541)	(423,820)
State income tax, net of federal benefits	692,376	742,028	485,024
Income from bank-owned life insurance	(563,286)	(244,452)	(197,384)
Other	(112,850)	(221,425)	(94,420)

Total income taxes	$7,200,818	$7,171,959	$5,398,905

Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
10. INCOME TAXES (Continued)
The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). There was no material impact from the adoption of FIN 48. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. The Company’s federal tax returns are subject to examination for years 2004, 2005 and 2006. The Company’s state income tax returns are subject to examination for year 2006.

Balance at January 1, 2007	$340,281
Positions taken during the current year	40,652

Balance at December 31, 2007	$380,933

The interest associated with the uncertain tax positions amounts to approximately $38,000 at December 31, 2007. The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense.
11. EARNINGS PER SHARE
Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS includes the effect of dilutive common stock equivalents. Following is the reconciliation of EPS for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Basic earnings per share:
Net income	$14,687,732	$13,791,897	$11,158,464
Weighted average shares outstanding	10,594,567	10,640,819	10,685,457
Basic earnings per share	$1.39	$1.30	$1.04

Diluted earnings per share:
Net income	$14,687,732	$13,791,897	$11,158,464
Weighted average shares outstanding	10,594,567	10,640,819	10,685,457
Dilutive effect of stock options	118,100	147,979	143,342
Weighted average shares, as adjusted	10,712,667	10,788,798	10,828,799
Diluted earnings per share	$1.37	$1.28	$1.03
On December 31, 2007 there were 52,500 options to purchase shares of common stock at a range of $19.07 that were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of $17.70 per common shares. On December 31, 2006 there were 47,975 options to purchase shares at $15.50-17.10 that were not included in the computation of diluted EPS. On December 31, 2005 there were 213,775 options outstanding to purchase shares at $14.97-$17.10 per share that were not included in the computation of diluted EPS.
12. BENEFIT PLANS
The Company maintains profit-sharing and 401(k) plans for substantially all employees. Contributions to the profit-sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company’s 401(k) plan, employees are permitted to contribute up to 60% of pre-tax compensation. The Company will match 50% of an employee’s contribution, up to a maximum of 3% of pre-tax employee compensation. The Company’s policy is to fund the profit-sharing/401(k) costs as incurred. Employer contributions in 2007, 2006 and 2005 to the 401(k) plan were $285,056, $279,713, and $261,193, respectively. There were no contributions to the profit-sharing plan for the years ended December 31, 2007, 2006 and 2005.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
12. BENEFIT PLANS (continued)
In 2005, the Company paid $26,826 in stock appreciation rights under a High Country Financial Corporation plan for one participant following the merger with High Country Financial Corporation in 2004. There are no other stock appreciation rights.
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
The Company funded the OSIP through the purchase of bank-owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4,807,000 and $5,000,000, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5,500,000. The corresponding cash surrender values of BOLI policies as of December 31, 2007 and 2006 was $22,682,702 and $22,796,932, respectively.
During 2007 the Company created the 2007 Group Term Carve Out Plan and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers who did not participate in the 2001 Plan discussed in the previous paragraph. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from the insurance contracts which are written with New York Life Insurance and Annuity Corporation, with the designated beneficiaries of the officers.
The death benefit to the officer’s beneficiaries is a multiple of base salary at the time of the agreements, subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The 2007 plan contains a five-year vesting requirement and certain provisions related to change of control and termination of service.
Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Expenses related to such compensation during 2007, 2006 and 2005 totaled approximately $425,664, $513,341, and $387,520, respectively.
13. STOCK OPTIONS
The Company has stock option plans for directors, selected executive officers and other key employees. The plans provide for the granting of options to purchase shares of the Company’s common stock at a price not less than the fair market value at the time of grant of the option. Option exercise prices are established at market value on the grant date. Vesting schedules are determined by the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants.
During 2007, 2,283 options were vested and 52,500 options were granted resulting in 60,584 unvested options at December 31, 2007. There was no intrinsic value of 2007 option grants since options are granted at the market price of the stock on date of grant. The intrinsic values of options exercised in 2007 and 2006 were $751,649 and $167,453, respectively. The Bank recorded compensation expense totaling $69,165 in 2007 and $13,622 in 2006 for the options in the process of vesting based on amortization of the fair value of options granted (See “Stock Based Compensation” under Note 1). Deferred expense totaling $157,722 will be recognized over the remaining vesting period, 2008 through 2011. During the year ended December 31, 2007, there were 52,500 shares granted and 3,511 shares were forfeited. Of the shares forfeited, 3,463 shares were available to be reissued.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
13. STOCK OPTIONS (continued)
The Company recorded compensation expense in 2007 and 2006 as previously discussed. Had compensation costs for the Company’s stock option plans been determined using the fair value method in 2005, the Company’s pro forma net income and earnings per share would have been as follows:

Year Ended December 31,
2005
Net income:
As reported	$11,158,464
Less — stock-based compensation expense determined under fair-value-based methods for all awards, net of related income tax effects	(289,182)

Pro forma	$10,869,282
Basic earnings per share:
As reported	$1.04
Pro forma	1.02
Diluted earnings per share:
As reported	$1.03
Pro forma	1.00
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006, and 2005: dividend yield of 2.52, 3.07 and 3.06 percent, respectively; expected volatility of 11.80, 11.50 and 15.46 percent, respectively; risk-free interest rate of 5.25, 5.25 and 3.17 percent, respectively, and expected life of 7, 7 and 7 years, respectively.
The weighted-average fair value of options granted during 2007, 2006 and 2005 was approximately $3.53, $2.49, and $1.89 respectively, at the grant date. Certain option information for the years ended December 31, 2007, 2006 and 2005 follows:

				EXERCISABLE OPTIONS
			WEIGHTED		WEIGHTED
	SHARES		AVERAGE	NUMBER	AVERAGE
	AVAILABLE FOR	NUMBER	EXERCISE	OF	EXERCISE
	GRANTS FUTURE	OUTSTANDING	PRICE	OPTIONS	PRICE

At December 31, 2006	140,144	453,207	$10.73	442,839	$10.63
Options Authorized	—	—	—	—	—
Options Granted/Vested	(52,500)	52,500	19.07	2,283	15.57
Options Exercised	—	(72,076)	7.87	(72,078)	7.87
Options Forfeited	3,463	(3,511)	14.61	(3,511)	14.61

At December 31, 2007	91,107	430,118	$12.20	369,533	$11.19

At December 31, 2006 and 2007, weighted average remaining contractual life of options outstanding and options exercisable in years was 4.56 and 3.93, respectively.
The aggregate intrinsic values of options outstanding and exercisable at December 31, 2006 and 2007 were $3.8 million and $1.3 million, respectively. The table below segregates the shares outstanding at December 31, 2007 into meaningful ranges:
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
13. STOCK OPTIONS (continued)

		Weighted average		Shares
		remaining	Weighted	exercisable
	Option price	contractual	average	December 31,
Shares	per share	life (years)	exercise price	2007
60,163	$5.62	0.33	$5.62	60,163
58,742	6.87	1.71	6.87	58,742
35,256	7.44 – 7.85	3.57	7.72	35,256
14,992	8.66	2.33	8.66	14,992
10,333	10.75-11.24	4.54	10.77	10,332
2,000	13.06	5.54	13.06	2,000
8,000	14.00-14.24	6.11	14.06	8,000
141,782	14.97	5.41	14.97	135,787
38,850	15.50-15.65	0.57	15.50	38,450
7,500	17.10	5.01	17.10	5,816
52,500	19.07	9.06	19.07	-0-

430,118				369,533

No option may be exercised more than ten years after the date of grant.
14. LEASES
Rental expense was approximately $532,000 in 2007, $498,000 in 2006 and $370,000 in 2005 and primarily represents rentals of real estate. Future minimum lease payments for the next five years are as follows:

2008	$266,772
2009	209,390
2010	142,019
2011	33,600
2012	8,100

$659,881

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
A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2007 and 2006 is as follows:.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006
15. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (continued)

	2007	2006
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$217,761,148	$179,521,000
Undisbursed standby letters of credit	4,434,128	4,431,000
Undisbursed portion of construction loans	36,108,631	33,318,000
Commitments to close first mortgages	92,374,000	139,282,000
Commitments to sell first mortgages	92,374,000	135,409,000
The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. The Company has been sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who allege breach of contract. In addition, the plaintiffs seek liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also assert that non-compete provisions of the employment agreements do not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company appealed the orders before the trial court had determined damages. All parties are currently awaiting a decision from the appellate court. The Company expects rulings in the cases to be issued within the next several months. The Company maintains a reserve for these claims that it considers to be adequate and does not believe that the outcome will have a material adverse effect on our financial position or results of operations. However the Company cannot make any assurances regarding the outcome.
16. REGULATORY REQUIREMENTS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007, the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the Company’s category. Dollar amounts in the table below are in thousands:
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006
16. REGULATORY REQUIREMENTS (Continued)

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Valley Bank and Trust
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$107,225	10.4%	$82,481	8.0%	$103,101	10.0%
Tier I Capital (to risk-weighted assets)	94,779	9.2%	41,208	4.0%	61,812	6.0%
Tier I Capital (to average assets)	94,779	8.4%	45,133	4.0%	56,416	5.0%

As of December 31, 2006:
Total Capital (to risk-weighted assets)	$96,679	10.4%	$74,368	8.0%	$92,960	10.0%
Tier I Capital (to risk-weighted assets)	85,850	9.2%	37,326	4.0%	55,989	6.0%
Tier I Capital (to average assets)	85,850	8.2%	41,878	4.0%	52,348	5.0%

Yadkin Valley Financial Corporation
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$131,944	12.7%	$83,114	8.0%	$103,893	10.0%
Tier I Capital (to risk-weighted assets)	120,273	11.6%	41,473	4.0%	62,210	6.0%
Tier I Capital (to average assets)	120,273	10.7%	44,962	4.0%	56,202	5.0%

As of December 31, 2006:
Total Capital (to risk-weighted assets)	$97,752	10.5%	$74,407	8.0%	$93,009	10.0%
Tier I Capital (to risk-weighted assets)	86,923	9.4%	37,186	4.0%	55,779	6.0%
Tier I Capital (to average assets)	86,923	8.3%	41,891	4.0%	41,891	5.0%
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At December 31, 2007, $51,086,684 was legally available for dividend payments.
For the reserve maintenance period in effect at December 31, 2007, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $688,000 on deposit.
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
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006
17. FINANCIAL INSTRUMENTS (Continued)

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Cash and cash equivalents	$26,326	$26,326	$44,056	$44,056
Investment securities	142,484	142,484	127,521	127,521
Loans and loans held for sale, net	939,061	962,883	846,432	857,661
Accrued interest receivable	6,055	6,055	5,796	5,796
Federal Home Loan Bank Stock	2,557	2,557	3,633	3,633
Investment in Bank owned life insurance	22,683	22,683	22,797	22,797
Liabilities:
Demand deposits, NOW, savings and money market accounts	$387,868	$387,868	$384,846	$384,843
Time deposits	575,575	582,593	523,004	523,149
Borrowed funds	104,199	101,146	79,063	78,885
Accrued interest payable	3,434	3,434	2,975	2,975
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
The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2007 and 2006, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
The fair values of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. Short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, are carried at approximate fair value because of the short maturities of those instruments.
The investment in bank owned life insurance represents the cash value of the policies at December 31, 2007 and 2006. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of accrued interest receivable and accrued interest payable approximates book values because of their short-term duration.
18. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
During the May 24, 2006 annual meeting, the shareholders approved the formation of a holding company, Yadkin Valley Financial Corporation, (“the Company”) whereby each share of Yadkin Valley Bank was automatically converted to one share of Yadkin Valley Financial Corporation. The Company’s authorized capital consists of 20,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. As of the conversion date, 10,648,300 common shares and no preferred shares were issued and outstanding. This share exchange was effective July 1, 2006.
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006
18. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (Continued)
Condensed financial data for Yadkin Valley Financial Corporation (parent company only) follows:

	2007	2006
Condensed Balance Sheets
Assets:
Cash on deposit with bank subsidiary	$25,127,841	$1,069,323
Investment in subsidiary	132,775,398	123,326,382
Other investments	429,530	151,722
Other assets	2,150,191	1,276,761

Total	$160,482,960	$125,824,188

Liabilities and Shareholders’ Equity:
Dividends payable	$1,373,236	$1,273,325
Other liabilities	25,840,730	151,722
Shareholders’ equity	133,268,994	124,399,141

Total	$160,482,960	$125,824,188

	2007	2006
Condensed Results of Operations
Equity in earnings of subsidiary bank:
Dividends received	$6,505,508	$5,673,328
Undistributed earnings	8,374,106	8,196,649
Income (expenses), net	(191,882)	(78,080)

Net income	$14,687,732	$13,791,897

Condensed Statement of Cash Flows
Cash flows from operating activities:
Net income (loss) from continuing operations	$14,687,732	$13,791,897
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(8,374,106)	(8,196,649)
Gain from sale of assets	—	(35,044)
Change in other assets	2,653,946	(1,428,483)
Change in other liabilities	(2,737,957)	1,425,048

	6,229,615	5,556,769
Cash flows from investing activities:
Purchase of investments	(1,051,808)	(217,018)
Proceeds from sale of investment	—	252,062

	(1,051,808)	35,044
Cash flows from financing activities:
Long-term borrowings	25,774,000	—
Purchases of common stock	(2,156,889)	(804,257)
Dividends paid	(5,303,782)	(3,824,414)
Proceeds from exercise of stock options	567,382	106,181

	18,880,711	(4,522,490)
Cash at beginning of year	1,069,323	—

Cash at end of year	$25,127,841	$1,069,323

Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006
19. BUSINESS SEGMENT INFORMATION
Sidus Financial, LLC (“Sidus”) was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Pennsylvania, and Tennessee. The following table details the results of operations for the twelve months of 2006 and 2007 for the Bank and Sidus using the purchase method of accounting.

December 31, 2007	Company	Sidus	Other	Total
Interest income	$72,710,866	$2,481,984	$—	$75,192,850
Interest expense	31,259,750	1,972,077	68,909	33,300,736

Net interest income	41,451,116	509,907	(68,909)	41,892,114
Provision for loan losses	2,488,620	—	—	2,488,620

Net interest income after provision for loan losses	38,962,496	509,907	(68,909)	39,403,494
Net gain on sales of investment securities	45,418	—	—	45,418
Other income	9,512,056	5,882,495	4,190	15,398,741
Other expense	27,926,428	4,905,514	127,161	32,959,103

Income before income taxes	20,593,542	1,486,888	(191,880)	21,888,550
Income taxes	6,620,932	579,886	—	7,200,818

Net Income	$13,972,610	$907,002	$(191,880)	$14,687,732

Total Assets	$1,213,314,722	$60,102,587	$(63,114,068)	$1,210,303,241
Net Loans	886,307,501	—	—	886,307,501
Loans held for sale	—	52,753,907	—	52,753,907
Goodwill	32,696,900	4,943,872	(4,943,872)	32,696,900

December 31, 2006	Company	Sidus	Other	Total
Interest income	$65,249,981	$2,324,758	$(268,849)	$67,305,890
Interest expense	24,790,754	1,907,439	(268,849)	26,429,344

Net interest income	40,459,227	417,319	—	40,876,546
Provision for loan losses	2,165,000	—	—	2,165,000

Net interest income after provision for loan losses	38,294,227	417,319	—	38,711,546
Net loss on sales of investment securities	(85,596)	—	—	(85,596)
Other income	8,362,596	6,032,139	36,018	14,430,753
Other expense	26,953,554	5,025,194	114,099	32,092,847

Income before income taxes	19,617,673	1,424,264	(78,081)	20,963,856
Income taxes	6,623,617	548,342	—	7,171,959

Net Income	$12,994,056	$875,922	$(78,081)	$13,791,897

Total Assets	$1,133,519,216	$49,266,949	$(62,884,592)	$1,119,901,573
Net Loans	804,080,971	—	—	804,080,971
Loans held for sale	103,500	42,247,415	—	42,350,915
Goodwill	32,696,900	4,943,872	(4,943,872)	32,696,900
Yadkin Valley Financial Corporation
Form 10K 2007

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006
20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents unaudited, summarized quarterly data for the years ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended
2007	December 31	September 30	June 30	March 31
Interest income	$19,339	$19,231	$18,647	$17,975
Interest expense	8,800	8,504	8,238	7,759

Net interest income	10,539	10,727	10,409	10,216
Provision for loan losses	1,689	300	200	300

Net interest income after provision for loan losses	8,850	10,427	10,209	9,916
Net gain (loss) on sales of investment securities	1	45	—	—
Other income	3,695	3,511	4,112	4,078
Other expense	7,995	8,016	8,683	8,264

Income before income taxes	4,551	5,967	5,638	5,730
Income taxes	1,485	2,045	1,852	1,818

Net income	$3,066	$3,922	$3,786	$3,912

Net income per common share — basic	$0.29	$0.37	$0.36	$0.37
Net income per common share — diluted	$0.29	$0.37	$0.35	$0.36

	Three Months Ended
2006	December 31	September 30	June 30	March 31
Interest income	$18,055	$17,453	$16,762	$15,036
Interest expense	7,676	7,064	6,449	5,241

Net interest income	10,379	10,389	10,313	9,795
Provision for loan losses	525	525	550	565

Net interest income after provision for loan losses	9,854	9,864	9,763	9,230
Net gain (loss) on sales of investment securities	(104)	—	7	11
Other income	3,892	3,926	3,482	3,131
Other expense	8,053	8,212	7,905	7,922

Income before income taxes	5,589	5,578	5,347	4,450
Income taxes	1,782	1,941	1,927	1,522

Net income	$3,807	$3,637	$3,420	$2,928

Net income per common share — basic	$0.36	$0.34	$0.32	$0.27
Net income per common share — diluted	$0.35	$0.34	$0.32	$0.27
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Yadkin Valley Financial Corporation
Form 10K 2007

As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the material weakness in internal control over financial reporting discussed in the report below.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Yadkin Valley Financial Corporation and subsidiaries (“The Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting as of December 31, 2007, was not effective because of the material weaknesses described below. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with a recent review of its credit administration practices, management concluded there were material weaknesses in internal controls over financial reporting. Specifically, the Company did not have adequate controls over (1) the accuracy and completeness of the assignment of risk grades to loans; (2) the approval of new loans or modifications to existing loans; (3) underwriting practices in regard to loan documentation, appraisals and lien perfection; and (4) obtaining support for the various components of the model used to estimate the allowance for loan losses.
The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere herein.
Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2007.
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.
•	We have enhanced and re-emphasized the importance of procedures for underwriting, lien perfection, and documentation for both residential and commercial loan renewals.

•	We have emphasized the importance of risk grade completeness and accuracy at loan origination and throughout the life of the loans. Lenders and loan operations personnel have been informed of the
Yadkin Valley Financial Corporation
Form 10K 2007

requirement to assign risk grades to loans upon origination. The importance of periodic review of risk grades has been emphasized to ensure that changes are made as warranted due to the changes in the condition of the borrower, the collateral, or general economic conditions. The controls over pre-and post-origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades.

•	We have modified the allowance for loan loss model to add support for assumptions and to correct impaired loan data and charged-off loan balances.

•	We will continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.
Our Board of Directors is actively monitoring these remediation efforts and may direct additional measures as deemed appropriate from time to time. We cannot be certain how long it will take to fully implement the remediation plan, whether the remediation plan will be effective to maintain adequate controls over our financial reporting process in the future, or whether the remediation plan will be sufficient to address and eliminate the material weaknesses.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The only changes in our internal control over financial reporting that occurred subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, relate to the material weaknesses in internal control over financial reporting described above.
March 31, 2008

/s/ William A. Long William A. Long President & Chief Executive Officer	/s/ Edwin E. Laws Edwin E. Laws Vice President &
Chief Financial Officer
Yadkin Valley Financial Corporation
Form 10K 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited Yadkin Valley Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management has identified and included in management’s assessment material weaknesses in internal controls over financial reporting relating to inadequate controls over (1) the accuracy and completeness of the assignment of risk grades to loans; (2) the approval of new loans or modifications to existing loans; (3) underwriting practices in regard to loan documentation, appraisals and lien perfection; and (4) obtaining support for the various components of the model used to estimate the allowance for loan losses. These
Yadkin Valley Financial Corporation
Form 10K 2007

material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 31, 2008, on those consolidated financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Yadkin Valley Financial Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period December 31, 2007, and our report dated March 31, 2008 expressed an unqualified opinion.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.
Charlotte, North Carolina
March 31, 2008
Item 9B —Other Information
None.
PART III
Item 10 — Directors and Executive Officers and Corporate Governance
and
Item 11 — Executive Compensation
and
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted, per general instruction G. The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A for the annual shareholder’s meeting to be held May 22, 2008, to be mailed to shareholders within 120 days of December 31, 2007, as filed with the SEC, which is incorporated herein by reference.
Yadkin Valley Financial Corporation
Form 10K 2007

The following table sets forth equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	430,118	$12.20	91,107
Equity compensation plans not approved by shareholders	NA	NA	NA

Total	430,118	$12.20	91,107

A description of Yadkin’s equity compensation plans is presented in Note 11 to the accompanying consolidated financial statements.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
and
Item 14 — Principal Accounting Fees and Services
Omitted, per general instruction G. The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A for the annual shareholder’s meeting to be held May 22, 2008, to be mailed to shareholders within 120 days of December 31, 2007, as filed with the SEC, which is incorporated herein by reference.
PART IV
Item 15 — Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.
Yadkin Valley Financial Corporation
Form 10K 2007

Exhibit No.	Description

Exhibit 3.1:	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated July 1, 2006)

Exhibit 3.2:	Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006

Exhibit 4.1:	Specimen certificate for Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006)

Exhibit 10.1:	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136967))

Exhibit 10.2:	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136968))

Exhibit 10.3:	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136969))

Exhibit 10.3:	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136970))

Exhibit 10.4:	Employment Agreement with William A. Long (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10K for the year ended December 31, 2006)

Exhibit 10.6:	Employment Agreement with Edwin E. Laws (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10K for the year ended December 31, 2006)

Exhibit 10.7	2007 Group Term Carve Out Plan

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Rule

Exhibit 32:	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10K 2007

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/ William A. Long William A. Long	Date: March 31, 2008
President and Chief Executive Officer

By:	/s/ Edwin E. Laws Edwin E. Laws	Date: March 31, 2008
Vice President and Chief Financial Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Long William A. Long	Date: March 31, 2008
President, Chief Executive Officer, and Director

/s/ Ralph L. Bentley Ralph L. Bentley	Date: March 31, 2008
Director

/s/ Nolan G. Brown Nolan G. Brown	Date: March 31, 2008
Director

/s/ Harry M. Davis Harry M. Davis	Date: March 31, 2008
Director

/s/ James A. Harrell, Jr. James A. Harrell, Jr.	Date: March 31, 2008
Director

/s/ Daniel J. Park Daniel J. Park	Date: March 31, 2008
Director

/s/ James L. Poindexter James L. Poindexter	Date: March 31, 2008
Director

/s/ Harry C. Spell Harry C. Spell	Date: March 31, 2008
Director

/s / James N. Smoak James N. Smoak	Date: March 31, 2008
Director

/s/ J. T. Alexander, Jr.. J.T. Alexander, Jr.	Date: March 31, 2008
Director
Yadkin Valley Financial Corporation
Form 10K 2007