Form 10-Q
period 2008-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2008-05-21
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
Commission File Number 0001366367
Yadkin Valley Financial Corporation
(Exact name of registrant specified in its charter)

North Carolina (State of Incorporation)	20-4495993 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of April 30, 2008, par value $1.00 per share, were 11,456,291.

The registrant has no other classes of securities outstanding.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 31,	DECEMBER 31,*
	2008	2007
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$31,975,577	$24,267,806
Federal funds sold	17,361,000	—
Interest-bearing deposits	17,157,483	2,058,069

TOTAL CASH AND CASH EQUIVALENTS	66,494,060	26,325,875

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $141,752,799 in 2008 and $141,439,626 in 2007)	144,464,907	142,483,720

GROSS LOANS	1,041,481,098	898,753,056
Less: Allowance for loan losses	(14,568,368)	(12,445,555)

NET LOANS	1,026,912,730	886,307,501

LOANS HELD FOR SALE	51,689,032	52,753,907

ACCRUED INTEREST RECEIVABLE	6,192,895	6,054,982

PREMISES AND EQUIPMENT, NET	32,914,978	26,779,889

FEDERAL HOME LOAN BANK STOCK, AT COST	4,269,900	2,557,300

INVESTMENT IN BANK-OWNED LIFE INSURANCE	22,915,702	22,682,702

GOODWILL	52,567,976	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $4,405,901 at March 31, 2008 and $4,218,393 at December 31, 2007)	5,211,343	4,261,115

OTHER ASSETS	11,578,212	8,173,350

TOTAL ASSETS	$1,425,211,735	$1,211,077,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$163,642,971	$154,979,227
Interest-bearing deposits:
NOW, savings, and money market accounts	289,433,746	232,888,349
Time certificates:
Over $100,000	279,306,609	267,529,772
Other	380,050,879	308,044,736

TOTAL DEPOSITS	1,112,434,205	963,442,084

SHORT-TERM BORROWINGS	84,954,776	66,425,129

LONG-TERM BORROWINGS	40,093,472	37,774,000

ACCRUED INTEREST PAYABLE	3,524,409	3,434,832

OTHER LIABILITIES	33,433,572	6,732,202

TOTAL LIABILITIES	1,274,440,434	1,077,808,247

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 11,452,948 shares in 2008 and 10,563,356 shares in 2007 (see note 3)	11,452,948	10,563,356
SURPLUS	87,116,691	70,986,684
RETAINED EARNINGS	50,543,563	51,086,684
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,658,099	632,270

TOTAL STOCKHOLDERS’ EQUITY	150,771,301	133,268,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,211,735	$1,211,077,241

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$16,213,686	$16,409,149
Interest on federal funds sold	10,646	39,943
Interest on securities:
Taxable	1,305,463	1,226,452
Non-taxable	368,596	286,912
Interest-bearing deposits	4,741	13,313

Total interest income	17,903,132	17,975,769

INTEREST EXPENSE
Time deposits of $100,000 or more	2,955,989	2,718,469
Other deposits	4,525,502	4,492,074
Borrowed funds	1,064,644	548,430

Total interest expense	8,546,135	7,758,973

NET INTEREST INCOME	9,356,997	10,216,796

PROVISION FOR LOAN LOSSES	450,000	300,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,906,997	9,916,796

NONINTEREST INCOME
Service charges on deposit accounts	1,009,167	980,415
Other service fees	863,867	842,121
Net gain on sales of mortgage loans	1,772,295	1,410,702
Income on investment in bank owned life insurance	233,000	216,769
Mortgage banking income	9,757	79,286
Bank owned life insurance death benefit	—	481,940
Other income (loss)	41,356	67,395

Total noninterest income	3,929,442	4,078,628

NONINTEREST EXPENSE
Salaries and employee benefits	4,867,976	4,838,601
Occupancy and equipment expenses	976,449	1,014,908
Printing and supplies	184,977	143,505
Data processing	112,420	100,927
Communication expense	208,471	249,309
Amortization of core deposit intangible	187,508	197,469
Other	2,104,880	1,719,689

Total noninterest expense	8,642,681	8,264,408

INCOME BEFORE INCOME TAXES	4,193,758	5,731,016

INCOME TAXES	1,279,445	1,818,610

NET INCOME	$2,914,313	3,912,406

NET INCOME PER COMMON SHARE:
Basic	$0.28	0.37

Diluted	$0.27	0.36

CASH DIVIDENDS PER COMMON SHARE	$0.13	$0.12

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended
	March 31,
	2008	2007
NET INCOME	$2,914,313	$3,912,406

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Unrealized holding gains on securities available for sale	1,668,014	536,649
Tax effect	(642,185)	(206,611)

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,025,829	330,038

TOTAL COMPREHENSIVE INCOME	$3,940,142	$4,242,444

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

				Accumulated Other
				Comprehensive	Total Stockholders’
	Common Stock	Surplus	Retained Earnings	Income	Equity
Balance, December 31, 2006**	$10,611,052	$71,151,626	$43,107,431	$(470,968)	$124,399,141

Net income	—	—	3,912,406	—	3,912,406

Shares issued under stock option plan	23,911	167,418	—	—	191,329

Cash dividends declared	—	—	(1,272,631)	—	(1,272,631)

Stock repurchased	(29,706)	(124,449)	(425,993)	—	(580,148)

Other comprehensive income	—	—	—	330,038	330,038

Balance, March 31, 2007	$10,605,257	$71,194,595	$45,321,213	$(140,930)	$126,980,135

Balance, December 31, 2007**	$10,563,356	$70,986,684	$51,086,684	$632,270	$133,268,994

Net income	—	—	2,914,313	—	2,914,313

Shares issued under stock option plan	5,092	24,775	—	—	29,867

Stock option compensation	—	11,043	—	—	11,043

Tax benefit from exercise of stock options	—	173,189	—	—	173,189

Cumulative effect of adoption of new accounting standard (note 10)	—	—	(1,966,465)	—	(1,966,465)

Cash dividends declared	—	—	(1,490,969)	—	(1,490,969)

Shares issued in acquisition of Cardinal State Bank	884,500	15,921,000	—	—	16,805,500

Other comprehensive income	—	—	—	1,025,829	1,025,829

Balance, March 31, 2008	$11,452,948	$87,116,691	$50,543,563	$1,658,099	$150,771,301

See notes to condensed consolidated financial statements

**	Derived from audited consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,914,313	$3,912,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investment securities	(6,792)	23,231
Provision for loan losses	450,000	300,000
Net gain on sales of mortgage loans held for sale	(1,772,295)	(1,410,702)
(Increase) decrease in investment in Bank owned life insurance	(233,000)	(216,769)
Depreciation and amortization	421,584	502,715
Net gain on sale of premises and equipment	(800)	(7,951)
Gain on Bank-owned life insurance	—	(481,940)
Amortization of core deposit intangible	187,508	197,469
Deferred tax (benefit) provision	(1,187,476)	—
Stock based compensation expense	11,043	—
Originations of mortgage loans held-for-sale	(258,770,800)	(233,476,439)
Proceeds from sales of mortgage loans held-for-sale	261,607,970	225,142,139
(Increase) decrease in accrued interest receivable	496,706	(68,708)
(Increase) decrease in other assets	27,154	(1,388,418)
Increase (decrease) in accrued interest payable	(511,842)	162,563
Increase in other liabilities	24,419,102	145,112

Net cash provided by (used in) operating activities	28,041,332	(6,665,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(11,896,221)	(13,215,100)
Proceeds from sales of available for sale securities	3,751,714	4,807,258
Proceeds from maturities of available for sale securities	8,345,000	2,100,000
Net change in loans	8,864,648	6,638,615
Acquisition of Cardinal State Bank, net of cash acquired	12,619,714	—
Purchases of premises and equipment	(243,832)	(646,231)
Proceeds from redemption of Federal Home Loan Bank stock	283,500	850,300
Purchases of Federal Home Loan Bank stock	(1,444,900)	—
Proceeds from sale of premises and equipment	800	8,060
Proceeds from death benefit from bank owned life insurance	—	1,277,376

Net cash provided by investing activities	20,280,423	1,820,278

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	(787,249)	4,843,035
Net increase (decrease) in time certificates	(21,801,060)	12,808,247
Net increase (decrease) in borrowed funds	15,711,609	(5,556,594)
Purchases of common stock	—	(580,148)
Dividends paid	(1,490,969)	(1,272,631)
Tax benefit from exercise of stock options	173,189	—
Proceeds from exercise of stock options	29,867	191,329

Net cash provided by (used in) financing activities	(8,153,570)	10,433,238

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,168,185	5,588,224

CASH AND CASH EQUIVALENTS:
Beginning of period	26,325,875	44,056,134

End of period	$66,494,060	$49,644,358

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC is a single member LLC with the Bank as the single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Bank acquired Cardinal State Bank on March 31, 2008, reference note 3 for additional information. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008. Operating results for the three months ended March 31, 2008 do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.
2. Stock-based Compensation
During the three months ended March 31, 2008 and 2007, 11,342 and 843 options were vested, respectively. At March 31, 2008 there were 111,743 options unvested and 28,607 shares of common stock available for future grants of options.
On March 31, 2008, the number of outstanding options increased by 140,258 in conjunction with the acquisition of Cardinal State Bank. These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $13.04 per option and a weighted average life of 6.25 years.
During the first quarter 2008, there were 62,500 options granted at a weighted average fair value of $2.07 per option, a weighted average exercise price of $14.07, and a five year vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008: dividend yield of 3.70%, expected volatility of 22.74%, risk-free interest rate of 2.50%, and expected life of five years.
During the first quarter of 2007, there were 52,500 options granted at a weighted average fair value of $3.53 per option, a weighted average exercise price of $19.07, and a five year vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: dividend yield of 2.52%, expected volatility of 11.80%, risk-free interest rate of 5.25%, and expected life of seven years.
The compensation expense related to options was $11,043 for the three-month period ending March 31, 2008. As of March 31, 2008 there was $275,984 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.01 years.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Cash received from the options exercised during the three months ended March 31, 2008 was $29,867. Cash received from the options exercised during the three months ended March 31, 2007 was $191,329. There were no options exercised in 2008 by directors.
3. Business Combination
At opening of business on March 31, 2008, the Company completed the merger with Cardinal State Bank (“Cardinal”), headquartered in Durham, NC. Cardinal had $193.9 million in tangible assets, including $149.2 million in gross loans and $18.1 million in tangible equity at the closing date. Pursuant to the agreement, for each share of Cardinal stock, Cardinal shareholders received either $17.62 in cash or 0.91771 shares of Company stock, subject to an overall allocation of 58% cash and 42% stock. The overall acquisition cost was approximately $40.6 million based on the issuance of 0.9 million shares of Company stock at a two-week average stock price of $19.00 around the date of the merger agreement, cash payment of $23.5 million to Cardinal shareholders, and $0.4 million in other transaction costs. Further details are available in the press release and Form 8-K filed June 14, 2007. Press releases are available on our website at www.yadkinvalleybank.com.
The purchase price was allocated to the net assets acquired at fair market value based on information current available as follows:

Fair Value
Assets:
Cash and cash equivalents	$18,028,591
Federal funds sold	18,047,000
Loans, net	149,947,952
Premises and equipment, net	6,312,841
Other tangible assets acquired	4,955,927
Goodwill	19,870,976
Core deposit intangible	1,137,736
Liabilities:
Deposits	(170,689,695)
Other liabilities	(6,945,466)

Total net assets acquired/consideration given	$40,665,862

Results of operations of Cardinal, subsequent to March 30, 2008, are included in the Company’s results of operations for the three months ended March 31, 2008.
The unaudited proforma combined present and historical results, as if Cardinal had been acquired at January 1, 2007 and January 1, 2008 after adjustments for amortization of intangibles:

	March 31, 2007	March 31, 2008
Net interest expense	$11,833,981	$10,715,098
Noninterest income	4,203,088	4,384,262
Total Revenue	16,037,069	15,099,360
Provision for loan loss	57,900	415,000
Other noninterest expense	9,939,542	10,165,567
Income before taxes	6,039,627	4,518,793
Income tax expense	1,818,610	1,395,571
Net Income	4,221,017	3,123,222

Basic earnings per share	$0.37	$0.27
Diluted earnings per share	0.36	0.27
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.
Included in the number of issued and outstanding shares are 884,500 shares of the Company’s common stock that were to be issued to the shareholders of Cardinal State Bank upon completion of the share exchange process following the merger of Cardinal State Bank into Yadkin Valley Bank and Trust Company on March 31, 2008.
4. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2008, the Company, had commitments outstanding of $362.9 million for additional loan amounts including $38.5 million in commitments to Cardinal customers. Commitments of Sidus Financial, LLC (“Sidus”), the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $5.5 million were outstanding under standby letters of credit of which $1.1 million was attributable to Cardinal. Management does not expect any significant losses to result from these commitments.
At March 31, 2008, Sidus had $154.5 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $131.9 million of mortgage interest rate lock commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.
5. Subsequent Events
The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. The Company has been sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who allege breach of contract. In addition, the plaintiffs seek liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also assert that non-compete provisions of the employment agreements do not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company maintains a reserve for these claims that it considers to be adequate and does not believe that the outcome will have a material adverse effect on our financial position or results of operations. However, the Company cannot make any assurances regarding the outcome.
In two related matters the Company had appealed rulings of the trial court judge in favor of the plaintiffs, former employees, for severance and wage payments under employment agreements with the Company. The North Carolina Court of Appeals issued an opinion on May 6, 2008 upholding the trial court’s rulings in favor of the plaintiffs and remanding the cases back to the trial court for a determination of the amount of damages to which the plaintiffs are entitled. The Company intends to petition the North Carolina Supreme Court to grant discretionary review of that decision. Trial court proceedings will be held in abeyance until the Supreme Court acts on the Company’s petition for discretionary review. On the same date in a related action the North Carolina Court of Appeals also issued an opinion upholding an award of court costs and attorney’s fees to the other party in the amount of $30,000. Because the dispositive issues in the third case are intertwined with the first two cases, the Company likewise intends to petition the Supreme Court to review the third case decision.
6. Earnings per share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income per share reflects the potential dilution that could occur if the Company’s potential common stock, which consist of dilutive stock options, were exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

	Three Months Ended
	March 31,
	2008	2007

Basic EPS denominator:

Weighted average number of common shares outstanding	10,573,889	10,614,120

Dilutive effect arising from assumed exercise of stock options	60,364	207,606

Diluted EPS denominator	10,634,253	10,821,726

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

During the quarter ended March 31, 2008, 250,632 stock options were not considered dilutive because the exercise prices exceeded average market price of $14.56 per share. These non-dilutive shares had exercise prices ranging from $14.91 to $19.07 per share and had a weighted average price of $15.97.
7. Stockholders’ Equity
On March 20, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share to all stockholders of record on April 15, 2008, and payable April 25, 2008. The dividend reduced stockholders’ equity by $1,490,969.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding shares (“2007 plan”), The Company did not purchase any shares during the first quarter of 2008. Under the 2007 plan, the Company has repurchased a total of 71,281 shares at an average price of $17.10 per share. There are 28,719 shares available to purchase under the 2007 plan at March 31, 2008.
8. Business Segment Information
Sidus is a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. The following table details the results of operations for the first three months of 2008 and 2007 for the Company and for Sidus.
March 31, 2008

	Bank	Sidus	Other	Total

Interest income	$17,282,737	$620,395	$—	$17,903,132

Interest expense	8,144,622	317,978	83,535	8,546,135

Net interest income	9,138,115	302,417	(83,535)	9,356,997

Provision for loan losses	450,000	—	—	450,000

Net interest income after provision for loan losses	8,688,115	302,417	(83,535)	8,906,997

Net gain (loss) on sale of investment securities	—	—	—	—

Other income	2,144,403	1,772,295	12,744	3,929,442

Other expense	7,193,651	1,411,243	37,787	8,642,681

Income before income taxes	3,638,867	663,469	(108,578)	4,193,758

Income taxes (2)	1,020,692	258,753	—	1,279,445

Net income	$2,618,175	$404,716	$(108,578)	$2,914,313

Total assets (3)	$1,458,543,547	$58,229,229	$(86,617,169)	$1,425,211,735
Net loans	1,026,912,730	—	—	1,026,912,730
Loans held for sale	910,700	50,778,332	—	51,689,032
Goodwill	47,624,104	4,943,872		52,567,976
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

March 31, 2007

	Bank	Sidus	Other	Total
Interest income (1)	$17,420,739	$625,772	$(70,742)	$17,975,769

Interest expense	7,306,565	523,150	(70,742)	7,758,973

Net interest income	10,114,174	102,622	—	10,216,796

Provision for loan losses	300,000	—	—	300,000

Net interest income after provision for loan losses	9,814,174	102,622	—	9,916,796
Net gain (loss) on sale of investment Securities		—	—	—

Other income	2,667,926	1,410,702	—	4,078,628

Other expense	7,004,303	1,239,046	21,059	8,264,408

Income before income taxes	5,477,797	274,278	(21,059)	5,731,016

Income taxes (2)	1,711,642	106,968	—	1,818,610

Net income	$3,766,155	$167,310	$(21,059)	$3,912,406

Total assets	$1,133,919,233	$59,248,495	$(58,076,190)	$1,135,091,538
Net loans	797,142,356	—	—	797,142,356
Loans held for sale	72,000	52,023,917	—	52,095,917
Goodwill	27,753,028	4,943,872		32,696,900

(1)
Note: The Bank allocated interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points during 2007 only. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column.

(2)
Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)
Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($85,000,000 in 2008 and $55,000,000 in 2007), the Bank’s Investment in Sidus ($3,000,000 in 2008 and 2007), the Bank’s A/R from Sidus ($172,277 in 2008 and $230,873 in 2007), and Sidus’ Goodwill account ($4,943,872 in 2008 and $4,943,872 in 2007). Also included in this column are Holding Company assets ($1,555,108 in 2008 and $154,683 in 2007) and Holding Company income and expenses.

9. Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.
10. New Accounting Standards
In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-04, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-04 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during post-retirement periods, the costs of the life insurance policy during the post-retirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-04 is effective for fiscal years
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

beginning after December 15, 2007. The effect of the adoption of EITF Issue 06-04 was a reduction to retained earnings of $1,966,465 on January 1, 2008.
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
In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously, under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Company adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential loans held for sale that are accounted for as derivatives under SFAS 133. The Company does not account for any other written loan commitments at fair value through earnings. The impact of adopting SAB 109 was to increase both noninterest income and total assets by $225,000 to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date.
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. See note 11 for SFAS 157 adoption impact.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS 161 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Company’s financial condition and results of operations.
From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.
11. Fair Value
The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, mortgage servicing rights, interest rate lock commitments and forward sale loan commitments are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to lower of cost or market.
Fair Value Hierarchy
Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Interest Rate Locks and Forward Sale Loan Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into agreements with interest rate lock commitments and commitments to sell mortgages. The amount of fair value associated with these interest rate lock commitments and sale commitments is considered immaterial for purposes of reporting under SFAS 157.
Mortgage Servicing Rights
A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.
Assets subjected to recurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Available for sale securities	$144,464,907	$47,454	$144,417,453	—
Mortgage servicing rights	$1,903,604	—	—	$1,903,604
Mortgage Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. At March 31, 2008 the cost of the Company’s mortgage loans held for sale was less than the market value. Accordingly, at quarter end the Company’s loans held for sale were carried at cost.
Loans Held for Investment
The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Asset subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$1,628,964	—	—	$1,628,964
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

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
This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, t hose described in our 2007 Annual Report on Form 10-K under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.
We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Changes in Financial Position
Total assets at March 31, 2008 were $1,425.2 million, which included assets from the Cardinal merger of $218.3 million, an increase of $214.1 million or 17.7% compared to assets of $1,211.1 million at December 31, 2007. Without the additional assets acquired in the merger, assets would have decreased $4.2 million or 0.3%. The decrease in total assets, disregarding the Cardinal acquisition, was primarily in loans held for investment and loans held for sale, which is a normal seasonal recurring fluctuation. The loan portfolio, net of allowance for losses, was $1,026.9 million including net loans from the Cardinal acquisition of $149.9 million at March 31, 2008, compared to $886.3 million at December 31, 2007. Gross loans held for investment increased by $142.7 million of which $151.6 million came from the Cardinal acquisition. The allowance for loan losses increased $2.1 million with Cardinal contributing $1.7 million to the allowance. Loan growth concentration was divided amongst the following categories. Commercial loans increased by $56.4 million or 11.0% with $71.9 million from the Cardinal acquisition. Construction and land development loans increased by $36.0 million or 23.2% with $27.6 million from the Cardinal acquisition. Rental and multifamily loans increased by $931,000 or 4.5% with $450,000 from the Cardinal acquisition. Disregarding the increase in loans from the acquisition of Cardinal, the commercial loans decreased $15.5 million early in January, which is a normal recurring seasonal fluctuation. Loans were funded by certificates of deposit (“CODs”), negotiable orders of withdrawal (“NOW”), money market deposits, and borrowings. The Bank promoted one or more special COD rates throughout the period.
Mortgage loans held for sale decreased by $1.1 million (2.2%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors.
The securities portfolio increased from $142.5 million at December 31, 2007, to $144.5 million at March 31, 2008, an increase of 1.4%. Increases from the Cardinal merger of $506,875 and the increase in the fair market value of $1.7 million accounted for most of the increase. The portfolio is comprised of U.S. treasury securities (2.1%), securities of federal agencies (31.5%), mortgage-backed securities (37.0%), tax-exempt municipal securities (28.2%), corporate bonds (0.6%), and publicly traded common and preferred stocks (0.6%). Temporary investments, including deposits at the Federal Home Loan Bank and federal funds sold, increased from approximately $240,000 at December 31, 2007 to $17.4 million at March 31, 2008 due to Cardinal’s federal funds sold of $17.4 million.
Other assets increased $3.4 million due largely to the deferred tax benefit of $2.0 million and the FHLB stock of $0.5 million acquired in the purchase of Cardinal. Additional purchases of FHLB stock, prior to the acquisition of Cardinal, in the amount of $1.2 million also increased other assets.
Deposits increased $149.0 million or 15.5% comparing March 31, 2008 to December 31, 2007. Overall, noninterest-bearing demand deposits increased $8.7 million or 5.6%; NOW, savings, and money market accounts increased $56.5 million or 24.3%; CODs over $100,000 increased $11.8 million or 4.4%; and other COD’s increased $72.0 million or 23.4%. Cardinal contributed $29.7 million in COD’s over $100,000 and $73.8 million in other COD’s. The noninterest-bearing deposit growth was concentrated in business checking accounts which increased $9.3 million of which Cardinal contributed $16.4 million. The noninterest-bearing demand deposits acquired in the Cardinal acquisition were $15.8 million. The largest increase in interest-bearing deposits was in the money market accounts which increased $39.2 million or 33.6% of which Cardinal contributed $34.5 million. NOW accounts and savings increased $17.3 million with Cardinal contributing $15.2 million. The Company’s sufficient liquidity permitted it to lag behind market pricing for money market products while offering one or more special rates on CODs to attract longer term funding. The Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds increased $20.8 million or 20.0% comparing March 31, 2008 to December 31, 2007. The portion of the increase allocated to the Cardinal acquisition was $4.3 million in borrowings and $788,000 in repurchase agreements. The rest of the increase was due to borrowings from the FHLB which provided additional liquidity and funded loan growth. Long term borrowings consisted of the $25.8 million trust preferred securities and advances from the FHLB of $14.3 million. Yadkin Valley Statutory Trust I (“the Trust”) issued the trust preferred securities at a rate
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Deposit growth also provided funding for the growth in the loan portfolio.
Other liabilities increased by $25.8 million from December 31, 2007 to March 31, 2008, primarily due to $23.4 million that was payable to Cardinal shareholders under the merger agreement. An additional $1.9 million of the increase was attributable to the other liabilities acquired from the purchase of Cardinal.
At March 31, 2008, total stockholders’ equity was $150.8 million or a book value of $13.16 per share compared to $133.3 million or a book value of $12.62 per share at year-end December 31, 2007. The tangible book values per share at March 31, 2008 and December 31, 2007 were $8.12 and $9.12, respectively. At March 31, 2008, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. During the three-month period ended March 31, 2008, the Company did not purchase any shares of its common stock.
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 16.0% at March 31, 2008 compared to 17.2% at December 31, 2007. Additional liquidity is provided by $140 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta. In addition, the Bank has unpledged marketable securities of $80 million available for use as a source of collateral. The Bank has been able to generate deposits in its local markets without having to rely significantly on brokered deposits. At March 31, 2008, brokered deposits totaled $15.8 million which was primarily from the Cardinal acquisition.
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
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin. The yield curve for the first three months of 2008 was generally steeper than it was for the first three months of 2007, and as expected, Sidus’ net interest margin increased by 94 basis points.
The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Results of Operations
Net income for the three-month period ended March 31, 2008 was $2,914,313, compared to $3,912,406 in the same period of 2007, a decrease of 25.5%. Net income attributable to Cardinal after the acquisition at opening of business on March 31, 2008 was $16,513. Basic and diluted earnings per common share were $0.28 and $0.27 for the three-month period ended March 31, 2008. Basic and diluted earnings per common share were $0.37 and $0.36 for the three-month period ended March 31, 2007, respectively. On an annualized basis, first quarter results represent a return on average assets of 0.98% at March 31, 2008 compared to 1.31% at December 31, 2007 and 1.46% at March 31, 2007, and a return on average equity of 8.55% compared to 11.32% at December 31, 2007 and 12.53% at March 31, 2007.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Return on average tangible equity (annualized) was 11.75% for the quarter ended March 31, 2008, as compared to 17.84% for the quarter ended March 31, 2007 mainly due to the decline of the quarterly net income.
Net Interest Income
Net interest income, the largest contributor to earnings, was $9.4 million in the first quarter of 2008, compared with $10.2 million in the same period of 2007, a decrease of 10.2%. This quarterly decrease was attributable to drops in the prime interest rate. The net interest margin declined to 3.56% in the first quarter of 2008 from 4.03% in the fourth quarter of 2007 and from 4.32% in the first quarter of 2007.
The margin decline was driven by the Bank’s short term asset sensitivity to changing interest rates. A comparison of of the first quarters of 2008 and 2007 shows that yield on earning assets decreased by 81 basis points which was partially offset by a decrease of 11 basis points in the yield on interest bearing liabilities. The decline in yield on earning assets was attributable to the yield on loans which declined by 94 basis points in the first quarter of 2008 as compared to the first quarter of 2007. Loans that reprice in three months or less comprised 49.4% of total loans held for investment at March 31, 2008, down from 51.3% at March 31, 2007. The current position maintains the Company’s short term asset sensitivity to changing rates. The prime rate decreased by 300 basis points from September 19, 2007 to March 19, 2008, including a steep decline of 175 basis points during the first quarter of 2008. After period of about three months following a rate decrease, the Company’s net interest margin should begin to increase assuming a constant mix of asset and liability categories
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

	Average Balance Sheets and Net Interest Income Analysis
	(Dollars in Thousands)
	March 31, 2008			March 31, 2007
(Unaudited)	Average		Yield/	Average		Yield/
Three Months Ended:	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$1,365	$11	3.23%	$2,352	$40	6.90%
Interest bearing deposits	2,303	5	0.87%	1,889	13	2.79%
Investment securities (1)	142,310	1,836	5.17%	129,935	1,640	5.12%
Total loans (1,2)	931,869	16,254	7.00%	839,988	16,445	7.94%

Total average earning assets (1)	1,077,847	18,106	6.74%	974,164	18,138	7.55%

Noninterest earning assets	113,911			112,099

Total average assets	$1,191,758			$1,086,263

INTEREST BEARING LIABILITIES
NOW and money market	$198,273	$995	2.01%	$187,540	$1,019	2.20%
Savings	35,563	61	0.69%	36,745	90	0.99%
Time certificates	560,585	6,425	4.60%	522,512	6,102	4.74%

Total interest bearing deposits	794,421	7,481	3.78%	746,797	7,211	3.92%
Repurchase agreements sold	47,651	365	3.07%	36,095	298	3.35%
Borrowed funds	59,683	700	4.70%	21,543	250	4.71%

Total interest bearing liabilities	901,755	8,546	3.80%	804,435	7,759	3.91%

Noninterest bearing deposits	144,838			147,045
Stockholders’ equity	136,637			126,588
Other liabilities	8,528			8,195

Total average liabilities and stockholders’ equity	$1,191,758			$1,086,263

NET INTEREST INCOME/ YIELD (3,4)		$9,560	3.56%		$10,379	4.32%

INTEREST SPREAD (5)			2.94%			3.64%

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
The provision for loan losses was $450,000 for the first quarter of 2008 compared to $300,000 in for the first quarter 2007. This provision reflects management’s assessment of the adequacy of the allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile. The assessment primarily considers the allowance for loan loss levels relative to risk grades assigned by credit administration to loan types. The
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

risk grades are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment.
Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues for the entire life of the loan. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels. The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant. The Chief Lending Officer coordinates the loan approval process for loans not involving the Board by delegating authority to certain lenders and by appointing the members and chairman of the Bank Loan Committee. The Bank Loan Committee is comprised of bank officers and approves new loans and relationship exposures over certain dollar amounts. The Chief Lending Officer either approves or delegates the loan authority for the approval and renewal of all other loans. Officer loan approval limits are reviewed and approved by the Board of Directors. The Chief Credit Officer wrote the credit policy which included underwriting guidelines and procedures. The Chief Credit Officer and the Chief Lending Officer are voting members of the Bank Loan Committee.
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
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of March 31, 2008. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
The allowance for loan losses is created by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.
Management realizes that general economic trends greatly affect loan losses. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan charge offs/(recoveries) were ($14,574) or
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

(.01%) of average loans held for investment as of March 31, 2008 compared to $36,931 or 0.02% (annualized) of average loans held for investment as of March 31, 2007. As of March 31, 2008, the allowance for loan losses was $14.6 million or 1.40% of gross loans held for investment. This allowance level compares with $12.4 million or 1.38% of loans held for investment at December 31, 2007 and $10.8 million or 1.33% at December 31, 2006. Management considers the allowance for loan losses at March 31, 2008 to be adequate.
Total non-performing assets increased from $2.6 million to $7.3 million and from 0.21% to 0.51% of total assets as of December 31, 2007 and March 31, 2008, respectively. The amounts contributed by the Cardinal acquisition were $740,000 for nonaccrual and $1.0 million for other real estate owned. Total other real estate owned increased from approximately $600,000 at December 31, 2007 to $1,690,000 at March 31, 2008. Total nonaccrual loans increased from $2.0 million at December 31, 2007 to $5.0 million at March 31, 2008. The three largest loans added to nonaccrual in the first quarter of 2008 represent $2.4 million of the increase and each loan has real estate collateral in excess of the outstanding loan balance. Each non-performing loan has been analyzed to determine the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value. As discussed in the preceding paragraph, the Bank has determined that the aggregate balance in the allowance for loan losses is adequate based upon a detailed analysis of loan quality and collateral values. Refer to Remediation Plan in Item 4.
Changes in the allowance for loan losses for the quarter ended March 31, 2008, are as follows (in thousands):

Balance, beginning of year	$12,445
Charge offs	(239)
Recoveries	254
Provision for loan loss	450
Acquisition of Cardinal	1,658

Allowance for Loan Loss, end of quarter	$14,568

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	March 31,	December 31,
	2008	2007
Impaired loans without a related allowance for loan loss	$4,317,654	$1,610,836
Impaired loans with a related allowance for loan loss	3,308,063	6,191,025

Total impaired loans	7,625,717	7,801,861

Impaired loans acquired from Cardinal were $496,055. Loans over 90 days are put on nonaccrual and stop accruing interest.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased $149,186 or 3.7% comparing the first quarters of 2008 and 2007. The quarterly fluctuations in the income categories that make up noninterest income are as follows:
• Service charges on deposit accounts increased $28,752 or 2.9% due mainly to an increase in Automated Teller Machine (“ATM”) service fee income of $44,767 and consumer and commercial non-sufficient funds (“NSF”) fees. Offsetting the increases was an increase in net overdraft charge-offs of $23,271 or 15.2%.
• Other service fees increased by $21,746 or 2.6%, due mainly to an $84,804 increase in fees and commissions earned by the brokerage division, Main Street Investment Services, Inc. Offsetting the increases were decreases in merchant fee income, credit card user fees and commission income from the origination of mortgages.
• Net gain on sale of mortgages increased $361,593 or 25.6% as total loans originated increased 9.8% and total loans sold increased 14.2%. The adjustment resulting from implementing SAB 109 in the first quarter of 2008 accounted for $224,685 of this increase.
• Income on investment in bank-owned life insurance (“BOLI”) increased slightly by 8.7%.
• Mortgage banking income decreased $69,529 or 87.7% due in part to the valuation adjustment to mortgage servicing rights (“MSR”) to reflect a steady decline in the average serviced mortgage balances and a drop in the servicing fees received.
• Other income decreased by $28,600 or 42.4% mainly due to losses on the sale of other real estate owned and the reduction of the check cashing fees.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Noninterest Expense
Total noninterest expenses were $8,642,680 in the first quarter of 2008, compared to $8,264,408 in the same period of 2007, an increase of $378,272, or 4.6%. The following is a summary of the fluctuations for the quarter ended March 31, 2008 as compared to March 31, 2007.
•
Salaries and employee benefit expenses slightly increased by $29,375 or 0.6%. Accruals for the bonus incentive plan were reduced due to sufficient amounts accrued in previous quarters. Salaries expense increased by 5.5% due to normal annual increases and branch growth.

•
Occupancy and equipment expense decreased by $38,459 or 3.8%. The decrease was attributable to lower occupancy expenses for Sidus and to lower depreciation expenses as equipment and computer items were fully depreciated in the third quarter of 2007.

•
Printing and supplies increased by $41,472 or 28.8%. Supplies for the quarter for the new offices opened after first quarter of 2007 created additional expense along with the normal increase in the price of supplies.

•	Data processing expense increased $11,493 or 11.4% due mainly to rising costs related to internet banking products.

•
Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002 and High Country Financial Corporation in 2004, decreased $9,961 or 5.0% in accordance with the scheduled amortization expense.

•
Other operating expenses increased $385,190 or 22.4%. The largest increases were in the following categories: accounting fees (up 179.0%) due to additional services provided regarding loan and credit review; other outside services (up 27.0%) due to additional year loan review; taxes and licenses up (105.8%) due to accrual of franchise tax for holding company in addition to franchise tax for bank; advertising (up 131.6%) for special promotions and projects; ATM service fees (up 123.6%) as a larger number of debit cards are issued along with increased usage.

Income Tax Expense
Income tax expense for the first quarter of 2008 was $1,279,445 compared to $1,818,610 in the first quarter of 2007, a decrease of 29.7%.  The effective tax rate for the first quarter of 2008 was 30.5% compared to 31.7% in the same period of 2007.  The effective tax rate decrease was attributable to increased nontaxable income from tax-exempt securities and to additional tax-exempt BOLI investment income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned “Liquidity, Interest Rate Sensitivity and Market Risk” is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.
The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. Following a period of rate increases (or decreases) net interest income will increase (or decrease) over both a three-month and a twelve-month period.
Item 4. Controls and Procedures
As of March 31, 2008, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our 2007 Annual Report on Form 10-K, we have identified material weaknesses in internal controls relating to (1) the accuracy and completeness of the assignment of risk grades to loans; (2) the approval of new loans or modifications to existing loans; (3) underwriting practices in regard to loan documentation, appraisals and lien perfection; and (4) obtaining support for the various components of the model used to estimate the allowance for loan losses.
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.
Control procedures implemented during the quarter ended March 31, 2008 were as follows:
•	We have enhanced and re-emphasized the importance of procedures for underwriting, lien perfection, and documentation for both residential and commercial loan renewals.

•
We have emphasized the importance of risk grade completeness and accuracy at loan origination and throughout the life of the loans. Lenders and loan operations personnel have been informed of the requirement to assign risk grades to loans upon origination. The importance of periodic review of risk grades has been emphasized to ensure that changes are made as warranted due to the changes in

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

the condition of the borrower, the collateral, or general economic conditions. The controls over pre-and post-origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades. The Chief Credit Officer’s complete authority to assign risk grades was reiterated to management and loan officers.

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

Control procedures that were planned during the quarter ended March 31, 2008 and were implemented after the end of the quarter were as follows:
•	Policies over loan approval and authority levels have been strengthened to ensure that the proper level of management and committee oversight is in place based on the amount of principal at risk.

•	Information provided on payment delinquency reports has been added to provide more complete data to management responsible for loan performance.

•
The procedures over the communication process between line and staff in regard to charging off loans has been enhanced to ensure that complete and accurate information is available to decide whether to charge off loans on a timely basis.

•	Executive management held a planning meeting to evaluate all policies and procedures related to lending approval, loan documentation and servicing, develop recommendations and execute changes.
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
Changes in Internal Control over Financial Reporting
The only changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, relate to the material weaknesses in internal control over financial reporting as well as the ongoing remediation efforts described above.
Part II. Other Information
None.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Item 6. Exhibits

Exhibit #	Description

10.1	Cardinal State Bank 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 11, 2008)

10.2	Cardinal State Bank 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed April 11, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Chief Financial Officer
May 20, 2008
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2008