Form 10-Q
period 2008-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2008-08-11
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
Commission File Number 0001366367
Yadkin Valley Financial Corporation
(Exact name of registrant specified in its charter)

North Carolina (State of Incorporation)	20-4495993 (I.R.S. Employer Identification No.)
209 North Bridge Street, Elkin, North Carolina 28621
(address of principal executive offices)
336-526-6300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Common shares outstanding as of June 30, 2008, par value $1.00 per share, were 11,515,807.
The registrant has no other classes of securities outstanding.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2008	2007*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$28,403,211	$24,267,806
Federal funds sold	—	—
Interest-bearing deposits	14,244,754	2,058,069

TOTAL CASH AND CASH EQUIVALENTS	42,647,965	26,325,875

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $141,845,830 in 2008 and $141,439,626 in 2007)	141,198,129	142,483,720

GROSS LOANS	1,076,513,243	898,753,056
Less: Allowance for loan losses	(15,248,992)	(12,445,555)

NET LOANS	1,061,264,251	886,307,501

LOANS HELD FOR SALE	47,142,870	52,753,907

ACCRUED INTEREST RECEIVABLE	5,890,791	6,054,982

PREMISES AND EQUIPMENT, NET	33,029,092	26,779,889

FEDERAL HOME LOAN BANK STOCK, AT COST	6,767,100	2,557,300

INVESTMENT IN BANK-OWNED LIFE INSURANCE	23,148,603	22,682,702

GOODWILL	54,033,302	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $4,641,258 at June 30, 2008 and $4,218,393 at December 31, 2007)	5,114,229	4,261,115

OTHER ASSETS	11,495,021	8,173,350

TOTAL ASSETS	$1,431,731,353	$1,211,077,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$165,055,612	$154,979,227
Interest-bearing deposits:
NOW, savings, and money market accounts	283,403,636	232,888,349
Time certificates:
Over $100,000	276,956,845	267,529,772
Other	371,302,935	308,044,736

TOTAL DEPOSITS	1,096,719,028	963,442,084

SHORT-TERM BORROWINGS	153,650,555	66,425,129

LONG-TERM BORROWINGS	19,315,638	37,774,000

ACCRUED INTEREST PAYABLE	3,381,573	3,434,832

OTHER LIABILITIES	8,525,578	6,732,202

TOTAL LIABILITIES	1,281,592,372	1,077,808,247

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 11,515,807 shares in 2008 and 10,563,356 shares in 2007	11,515,807	10,563,356
SURPLUS	87,846,169	70,986,684
RETAINED EARNINGS	51,185,189	51,086,684
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(408,184)	632,270

TOTAL STOCKHOLDERS’ EQUITY	150,138,981	133,268,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431,731,353	$1,211,077,241

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$17,223,085	$16,915,817	$33,436,771	$33,324,966
Interest on federal funds sold	26,230	128,245	36,876	168,188
Interest on securities:
Taxable	1,344,168	1,261,819	2,649,631	2,488,271
Non-taxable	373,136	291,810	741,732	578,722
Interest-bearing deposits	134,371	49,417	139,112	62,730

Total interest income	19,100,990	18,647,108	37,004,122	36,622,877

INTEREST EXPENSE
Time deposits of $100,000 or more	2,726,486	3,008,730	5,682,475	5,727,199
Other deposits	4,984,912	4,757,494	9,510,414	9,249,568
Borrowed funds	1,016,501	471,799	2,081,145	1,020,229

Total interest expense	8,727,899	8,238,023	17,274,034	15,996,996

NET INTEREST INCOME	10,373,091	10,409,085	19,730,088	20,625,881

PROVISION FOR LOAN LOSSES	1,078,000	200,000	1,528,000	500,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,295,091	10,209,085	18,202,088	20,125,881

NONINTEREST INCOME
Service charges on deposit accounts	1,065,379	954,231	2,074,546	1,934,646
Other service fees	876,949	1,013,679	1,740,816	1,855,800
Net gain on sales of mortgage loans	1,784,383	1,645,664	3,556,678	3,056,366
Net loss on sales of investment securities	(6,575)	—	(6,575)	—
Income on investment in bank owned life insurance	235,462	313,574	468,462	530,343
Mortgage banking income	68,350	132,981	78,107	212,267
Bank owned life insurance death benefit	—	—	—	481,940
Other income	23,135	52,385	64,491	119,780

Total noninterest income	4,047,083	4,112,514	7,976,525	8,191,142

NONINTEREST EXPENSE
Salaries and employee benefits	5,047,528	4,989,416	9,915,504	9,828,017
Occupancy and equipment expenses	1,294,144	987,709	2,270,593	2,002,617
Printing and supplies	195,555	139,165	380,532	282,670
Data processing	270,990	109,712	383,410	210,639
Communication expense	277,847	347,765	486,318	597,074
Amortization of core deposit intangible	235,357	197,469	422,865	394,937
Other	2,831,263	1,911,837	4,936,143	3,631,526

Total noninterest expense	10,152,684	8,683,073	18,795,365	16,947,480

INCOME BEFORE INCOME TAXES	3,189,490	5,638,526	7,383,248	11,369,543

INCOME TAXES	1,053,066	1,852,128	2,332,511	3,670,738

NET INCOME	$2,136,424	$3,786,398	$5,050,737	$7,698,805

NET INCOME PER COMMON SHARE:

Basic	$0.19	$0.36	$0.46	$0.73

Diluted	$0.19	$0.35	$0.46	$0.71

CASH DIVIDENDS PER COMMON SHARE	$0.13	$0.13	$0.26	$0.25

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET INCOME	$2,136,424	$3,786,399	$5,050,737	$7,698,805

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Unrealized holding losses on securities available for sale	(3,353,233)	(1,966,042)	(1,685,220)	(1,429,393)
Tax effect	1,290,994	762,538	648,810	555,927

Unrealized holding losses on securities available for sale, net of tax	(2,062,239)	(1,203,504)	(1,036,410)	(873,466)

Reclassification adjustment for realized losses	(6,575)	—	(6,575)	—
Tax effect	2,531	—	2,531	—

Reclassification adjustment for realized losses, net of tax	(4,044)	—	(4,044)	—

OTHER COMPREHENSIVE INCOME, NET OF TAX	(2,066,283)	(1,203,504)	(1,040,454)	(873,466)

TOTAL COMPREHENSIVE INCOME	$70,141	$2,582,895	$4,010,283	$5,951,873

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2008

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2006	$10,611,052	$71,151,626	$43,107,431	$(470,968)	$124,399,141
Net income			7,698,805		7,698,805
Shares issued under stock option plan	45,843	304,276			350,119
Cash dividends declared			(2,653,630)		(2,653,630)
Stock repurchased	(48,608)	(251,266)	(639,901)		(939,775)
Other comprehensive loss				(873,466)	(873,466)

Balance, June 30, 2007	$10,608,287	$71,204,636	$47,512,705	$(1,344,434)	$127,981,194

Balance, December 31, 2007	$10,563,356	$70,986,684	$51,086,684	$632,270	$133,268,994
Net income			5,050,737		5,050,737
Shares issued under stock option plan	68,700	385,252			453,952
Stock option compensation		29,401			29,401
Tax benefit from exercise of stock options		252,250			252,250
Cumulative effect of adoption of new accounting standard (Note 9)			(1,966,465)		(1,966,465)
Cash dividends declared			(2,985,767)		(2,985,767)
Fractional shares purchased	(59)	2			(57)
Shares issued in acquisition of Cardinal State Bank	883,810	16,192,580			17,076,390
Other comprehensive loss				(1,040,454)	(1,040,454)

Balance, June 30, 2008	$11,515,807	$87,846,169	$51,185,189	$(408,184)	$150,138,981

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,050,737	$7,698,805
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	(19,112)	42,931
Provision for loan losses	1,528,000	500,000
Net gain on sales of mortgage loans held for sale	(3,556,678)	(3,056,366)
Net loss on sales of available for sale securities	6,575	—
(Increase) decrease in investment in Bank owned life insurance	(465,901)	(530,343)
Depreciation and amortization	975,591	1,000,210
Net gain on sale of premises and equipment	50,376	(7,030)
Gain on bank owned life insurance		(481,940)
Amortization of core deposit intangible	422,865	394,937
Deferred tax benefit	(996,511)	—
Stock based compensation expense	29,401	—
Originations of mortgage loans held-for-sale	(258,770,800)	(495,955,031)
Proceeds from sales of mortgage loans	267,938,515	500,473,694
(Increase) decrease in accrued interest receivable	798,810	(32,151)
(Increase) decrease in other assets	514,930	(1,676,582)
Increase (decrease) in accrued interest payable	(654,678)	403,754
Increase (decrease) in other liabilities	(488,887)	594,417

Net cash provided by operating activities	12,363,233	9,369,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(22,160,971)	(21,325,213)
Proceeds from sales of available for sale securities	7,160,178	7,998,622
Proceeds from maturities of available for sale securities	15,114,000	2,935,000
Net change in loans	(26,564,874)	(1,609,979)
Acquisition of Cardinal State Bank, net of cash received	11,985,011	—
Purchases of premises and equipment	(1,219,720)	(1,732,340)
Proceeds from redemption of Federal Home Loan Bank stock	283,500	850,300
Purchases of Federal Home Loan Bank stock	(3,942,100)	—
Proceeds from sale of premises and equipment	257,391	30,925
Proceeds from death benefit from bank owned life insurance	—	1,277,376

Net cash used in investing activities	(19,087,585)	(11,575,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	(5,404,718)	1,298,462
Net increase (decrease) in time certificates	(32,898,769)	33,369,222
Net increase (decrease) in borrowed funds	63,629,553	(29,151,263)
Fractional shares retired	(59)	—
Purchases of common stock	—	(939,774)
Dividends paid	(2,985,767)	(2,653,633)
Tax benefit from exercise of stock options	252,250	—
Proceeds from exercise of stock options	453,952	350,119

Net cash provided by (used in) financing activities	23,046,442	2,273,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,322,090	67,129

CASH AND CASH EQUIVALENTS:
Beginning of period	26,325,875	44,056,134

End of period	$42,647,965	$44,123,263

See notes to condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as the single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Bank acquired Cardinal State Bank on March 31, 2008. Refer to note 3 for additional information. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008. Operating results, for the three and six months ended June 30, 2008, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.
2. Stock-based Compensation
On May 22, 2008 the shareholders approved the 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). An aggregate of 700,000 shares has been reserved for issuance by the Company under the terms of the Omnibus Plan pursuant to the grant of incentive stock options (not to exceed 200,000 shares), non-statutory stock options, restricted stock and restricted stock units, long-term incentive compensation units and stock appreciation rights.
During the three and six months ended June 30, 2008, 3,000 and 14,342 options were vested, respectively. During the three and six months ended June 30, 2007, 2,728 and 3,571 options were vested, respectively. At June 30, 2008 there were 116,743 options unvested and 10,853 shares available for future grants of options in addition to the shares available under the abovementioned Omnibus Plan.
On March 31, 2008, the number of outstanding options increased by 140,258 in conjunction with the acquisition of Cardinal State Bank. These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $13.04 per option and a weighted average life of 6.25 years.
During the second quarter of 2008, there were 17,000 options granted at a weighted average fair value of $1.90 per option, a weighted average exercise price of $14.00, and a five year vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008: dividend yield of 4.059%, expected volatility of 22.61%, risk-free interest rate of 3.87%, and expected life of seven years.
During the second quarter of 2007, there were no options granted.

The compensation expense related to options was $18,358 for the three-month period and $29,401 for the six-month period ending June 30, 2008. As of June 30, 2008 there was $289,855 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.07 years.
Cash received from the options exercised during the three and six months ended June 30, 2008 was $424,085 and $453,952, respectively. Cash received from the options exercised during the three and six months ended June 30, 2007 was $158,790 and $350,119, respectively. The exercises in 2008 included 25,153 director options that had been granted under stock option plans at other banks prior to the acquisition of those banks by the Bank.
3. Business Combination
At opening of business on March 31, 2008, the Company completed the merger with Cardinal State Bank (“Cardinal”), headquartered in Durham, NC. Cardinal had $193.9 million in tangible assets, including $149.2 million in gross loans and $18.1 million in tangible equity at the closing date. Pursuant to the agreement, for each share of Cardinal stock, Cardinal shareholders received either $17.62 in cash or 0.91771 shares of Company stock, subject to an overall allocation of 58% cash and 42% stock. The overall acquisition cost was approximately $42.3 million based on the issuance of 0.9 million shares of Company stock at a two-week average stock price of $19.00 around the date of the merger agreement, cash payment of $23.5 million to Cardinal shareholders, and $1.7 million in other transaction costs. Other transaction costs included $0.3 million for the fair market value of Cardinal stock options assumed by the Company and converted into 140,258 options to buy shares of Company stock. Further details are available in the press release and Form 8-K filed June 14, 2007.
The purchase price was allocated to the net assets acquired at fair market value based on information currently available as follows:

Fair Value
Assets:
Cash and cash equivalents	$18,028,591
Federal funds sold	18,047,000
Loans, net	149,947,952
Premises and equipment, net	6,312,841
Other tangible assets acquired	4,955,926
Goodwill	21,336,402
Core deposit intangible	1,275,979
Liabilities:
Deposits	(170,689,695)
Other liabilities	(6,945,466)

Total net assets acquired/consideration given	$42,269,530

Results of operations of Cardinal, subsequent to March 30, 2008, are included in the Company’s results of operations for the six months ended June 30, 2008.
The unaudited proforma combined present and historical results, as if Cardinal had been acquired at January 1, 2007 and January 1, 2008 after adjustments for amortization of intangibles is presented below:

	Three Months Ended
	June 30, 2007	June 30, 2008

Net interest income	$12,038,938	$10,243,599
Noninterest income	4,278,282	4,047,083
Total revenue	16,317,220	14,290,682

	Three Months Ended
	June 30, 2007	June 30, 2008

Provision for loan losses	188,900	1,078,000
Other noninterest expense	10,274,876	10,152,684
Income before taxes	5,853,444	3,059,998
Income tax expense	1,925,200	1,009,039
Net income	4,001,316	2,050,959

Basic earnings per share	$0.35	$0.18
Diluted earnings per share	0.35	0.18

	Six Months Ended
	June 30, 2007	June 30, 2008

Net interest income	$23,872,919	$21,093,400
Noninterest income	8,481,370	8,102,159
Total revenue	32,354,289	29,195,559
Provision for loan losses	246,800	1,493,000
Other noninterest expense	20,214,418	20,290,622
Income before taxes	11,893,071	7,411,937
Income tax expense	3,670,738	2,342,265
Net income	8,222,333	5,069,672

Basic earnings per share	$0.72	$0.46
Diluted earnings per share	0.70	0.46
The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.
4. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2008, the Company, had commitments outstanding of $286.7 million for additional loan amounts. Commitments of Sidus Financial, LLC (“Sidus”), the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $5.8 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At June 30, 2008, Sidus had $91.5 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $80.1 million of mortgage interest rate lock commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.
The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. The Company has been sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who allege breach of contract. In addition, the plaintiffs seek liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also assert that non-compete provisions of the employment agreements do not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company appealed rulings of the trial court judge in favor of the plaintiffs, former employees, for severance and wage payments under employment agreements with the Company. The

North Carolina Court of Appeals issued an opinion on May 6, 2008 upholding the trial court’s rulings in favor of the plaintiffs and remanding the cases back to the trial court for a determination of the amount of damages to which the plaintiffs are entitled. The Company petitioned the North Carolina Supreme Court to grant discretionary review of that decision. Trial court proceedings will be held in abeyance until the Supreme Court acts on the Company’s petition for discretionary review. On the same date in a related action, the North Carolina Court of Appeals also issued an opinion upholding an award of court costs and attorney’s fees to the other party in the amount of $30,000. Because the dispositive issues in the third case are intertwined with the first two cases, the Company likewise petitioned the Supreme Court to review the third case decision. The Company maintains a reserve for these claims that it considers to be adequate and does not believe that the outcome will have a material adverse effect on the financial position or results of operations. However, the Company cannot make any assurances regarding the outcome.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Basic EPS denominator:

Weighted average number of common shares outstanding	11,492,811	10,613,687	11,033,325	10,613,902

Dilutive effect arising from assumed exercise of stock options	32,929	178,741	59,656	184,037

Diluted EPS denominator	11,525,740	10,792,428	11,092,981	10,797,939
During the quarter ended June 30, 2008, 317,193 stock options were not considered dilutive because the exercise prices exceeded average market price of $13.61 per share. These non-dilutive shares had exercise prices ranging from $13.71 to $19.07 per share and had a weighted average price of $15.24 per share. During the first six months of 2008, 203,812 stock options were not considered dilutive because the exercise prices exceeded the average market price of $14.07 per share. These non-dilutive shares had exercise prices ranging from $14.10 to $19.07 per share and had a weighted average price of $15.98 per share.
6. Stockholders’ Equity
On June 19, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share to all stockholders of record on July 10, 2008, and payable July 25, 2008. The dividend reduced stockholders’ equity by $1,494,798.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding shares (“2007 plan”), The Company did not purchase any shares during the first two quarters of 2008. Under the 2007 plan, the Company has repurchased a total of 71,281 shares at an average price of $17.10 per share. There are 28,719 shares available to purchase under the 2007 plan at June 30, 2008.
7. Business Segment Information
Sidus is a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and West Virginia. The following table details the results of operations for the first six months of 2008 and 2007 for the Company and for Sidus.

June 30, 2008	Bank	Sidus	Other	Total

Interest income	$35,688,136	$1,315,986	$—	$37,004,122

Interest expense	16,060,134	557,058	656,842	17,274,034

Net interest income	19,628,002	758,928	(656,842)	19,730,088

Provision for loan losses	1,528,000	—	—	1,528,000

Net interest income after provision for loan losses	18,100,002	758,928	(656,842)	18,202,088

Net gain (loss) on sale of investment securities	(6,525)	—	—	(6,525)

Other income	3,980,238	3,556,678	446,134	7,983,050

Other expense	15,616,841	3,070,565	107,959	18,795,365

Income before income taxes	6,456,874	1,245,041	(318,667)	7,383,248

Income taxes (2)	1,846,945	485,566	—	2,332,511

Net income	$4,609,929	$759,475	$(318,667)	$5,050,737

Total assets (3)	$1,464,170,796	$53,996,839	$(86,436,282)	$1,431,731,353
Net loans	1,061,264,251	—	—	1,061,264,251
Loans held for sale	421,750	46,721,120	—	47,142,870
Goodwill	49,089,430	4,943,872	—	54,033,302

June 30, 2008	Bank	Sidus	Other	Total

Interest income (1)	$35,320,232	$1,379,645	$(77,000)	$36,622,877

Interest expense	14,979,819	1,096,223	(79,046)	15,996,996

Net interest income	20,340,413	283,422	2,046	20,625,881

Provision for loan losses	500,000	—	—	500,000

Net interest income after provision for loan losses	19,840,413	102,622	2,046	20,125,881

Net gain (loss) on sale of investment securities	—	—	—	—

Other income	5,134,776	3,056,366	—	8,191,142

Other expense	14,330,830	2,530,164	86,486	16,947,480

Income before income taxes	10,644,359	809,624	(84,440)	11,369,543

Income taxes (2)	3,354,985	315,753	—	3,670,738

Net income	$7,289,374	$493,871	$(84,440)	$7,698,805

Total assets	$1,139,699,602	$47,638,748	$(57,882,310)	$1,129,456,040
Net loans	805,190,950	—	—	805,190,950
Loans held for sale	97,000	40,791,618	—	40,888,618
Goodwill	27,753,028	4,943,872	—	32,696,900

(1)
Note: In 2007, the Bank allocated interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column. In 2008, the Bank allocated interest expense based on its cost of funds as a change in approach to report segment results.

(2)
Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)
Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($85,000,000 in 2008 and $55,000,000 in 2007), the Bank’s Investment in Sidus ($3,000,000 in 2008 and 2007), and the Bank’s A/R from Sidus ($93,390 in 2008 and $191,797 in 2007). Also included in this column are Holding Company assets ($1,657,108 in 2008 and $309,487 in 2007) and Holding Company income and expenses.

8. Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.
9. New Accounting Standards
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
In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously, under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Company adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential loans held for sale that are accounted for as derivatives under SFAS 133. The Company does not account for any other written loan commitments at fair value through earnings. The impact of adopting SAB 109 (decrease) increase to noninterest income and total assets for the three-month and six-month periods ended June 30, 2008 of ($63,000) and $162,000, respectively, to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date.
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. See note 10 for SFAS 157 adoption impact.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS 161 in the first quarter of 2009. The Company does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Company’s financial condition and results of operations.
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
10. Fair Value
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
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Interest Rate Locks and Forward Sale Loan Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into agreements with interest rate lock commitments and commitments to sell mortgages. The amount of fair value associated with these interest rate lock commitments and sale commitments is considered immaterial for purposes of reporting under SFAS 157.
Mortgage Servicing Rights
A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3.
Assets subjected to recurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Available for sale securities	$141,198,129	$38,559	$141,159,570	—
Mortgage servicing rights	1,836,634			$1,836,634
The following table presents a rollforward of mortgage servicing rights from December 31, 2007 to June 30, 2008 and shows that rights are classified as Level 3 as discussed above.

	Fair Value	Level 3
Balance, beginning of period	$2,000,770	$2,000,770
Losses included in earnings	(196,798)	(196,798)
Net transfers	(32,662)	(32,662)

Balance, end of period	$1,836,634	$1,836,634

Mortgage Loans Held for Sale
Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. At June 30, the cost of the Company’s mortgage loans held for sale was less than the market value. Accordingly, at quarter end the Company’s loans held for sale were carried at cost.
Loans Held for Investment
The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Asset subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held for sale	$47,142,870	—	$47,142,870	—
Impaired loans	$9,337,842	—	—	$9,337,842
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
This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2007 Annual Report on Form 10-K under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:
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
Overview
The following discussion describes our results of operations for the quarter and six-month period ended June 30, 2008 as compared to the quarter and six-month period ended June 30, 2007, and also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Changes in Financial Position
Total assets at June 30, 2008 were $1,431.7 million, an increase of $220.6 million or 18.2% compared to assets of $1,211.1 million at December 31, 2007. The increase included assets acquired from the Cardinal merger and capitalized merger costs totaling $220.1 million. Without the additional assets acquired in the merger, assets would have increased $1.2 million or 0.1%. The loan portfolio, net of allowance for losses, was $1,061.3 million including net loans at fair value from the Cardinal acquisition of $149.9 million at March 31, 2008, compared to $886.3 million at December 31, 2007. Gross loans held for investment increased by $177.8 million, or 19.8%, of which $151.6 million came from the Cardinal acquisition. Excluding the impact of the Cardinal acquisition, gross loans held for investment increased by $26.2 million, or 2.9%. The allowance for loan losses increased $2.8 million with Cardinal contributing $1.7 million to the allowance on the date of acquisition.
Loan growth concentration was divided within the following categories. Commercial loans increased by $96.8 million with $98.2 million acquired at Cardinal merger and $8.5 million of the increase attributable to the Cardinal region since acquisition. Construction and land development loans increased by $40.7 million with $18.3 million acquired at Cardinal merger and a decrease of $0.6 million attributable to the Cardinal region since acquisition. Home equity lines of credit increased $19.8 million with $8.3 million acquired at merger and $0.4 million decrease attributable to the Cardinal region since acquisition. Loans were funded by certificates of deposit (“CODs”), negotiable orders of withdrawal (“NOW”), money market deposits, and borrowings. The Bank promoted one or more special COD rates throughout the period.
Mortgage loans held for sale decreased by $5.6 million (10.6%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors. June 2008 mortgage loans closed were $77.2 million, the second lowest monthly amount for 2008, and was slightly lower than $79.4 million loans sold in December 2007. This reduction in monthly volume as well as the timing of loans closed within each month allowed the Bank to sell more of its outstanding loans at the end of June 2008 than at year end 2007. Monthly mortgage loans closed during 2008 have totaled $525.4 million, ranging from a low of $58.7 million in January to a high of $109.1 million in February.
The securities portfolio decreased 0.9% from $142.5 million at December 31, 2007, to $141.2 million at June 30, 2008. The portfolio is comprised of U.S. treasury securities (4.2%), securities of federal agencies (32.1%), mortgage-backed securities (34.4%), tax-exempt municipal securities (28.3%), corporate bonds (0.4%), and publicly traded common and preferred stocks (0.5%). Temporary investments, including deposits at the Federal Home Loan Bank and federal funds sold, decreased from approximately $472,000 at December 31, 2007 to $377,000 at June 30, 2008. The Company had unrealized losses of $318,800 in Freddie Mac preferred securities with a cost basis of $1,000,000 at June 30, 2008 and at this time do not believe that any other than temporary impairment exists based upon management’s analysis. However, no assurance can be made that the Company will not have other than temporary impairment on these securities in the future.
Other assets increased $3.3 million due largely to the deferred tax benefit of $2.0 million acquired in the purchase of Cardinal. Other real estate owned (OREO) increased $1.5 million with $0.9 million attributable to the Cardinal merger, while the receivable of $568,000 from the BOLI death benefit decreased as it was received during the first quarter 2008. The Company evaluates the Banking segment for impairment on an annual basis at April 30. Upon evaluation management determined that no impairment existed in the banking segment. However, no assurance can be made that the Company will not have impairment in the banking reporting unit in the future.
Deposits increased $133.3 million or 13.8% comparing June 30, 2008 to December 31, 2007. Deposits totaling $170.7 million were attributable to the Cardinal acquisition. Overall, noninterest-bearing demand deposits increased $10.1 million or 6.5% which includes the $15.8 million from the Cardinal acquisition. NOW, savings, and money market accounts increased $50.5 million or 21.7% with Cardinal contributing $49.6 million. CODs over $100,000 increased $9.4 million or 3.5% and other COD’s increased $63.3 million or 20.5%. Cardinal contributed $34.0 million in COD’s over $100,000 and $69.3 million in other COD’s. The noninterest-bearing deposit growth was concentrated in business checking accounts which increased $9.4 million. The largest increase in interest-bearing deposits was in the money market accounts which increased $29.2 million. NOW accounts and savings increased $21.3 million. During the first quarter, the Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates. In the second quarter, the Company increased its money market rate and discontinued its special three-month COD rate. The primary reasons for these changes were to shift the funding mix to money market accounts and to lower the cost of funds due to competitive money market rates being lower than short-term COD rates.
Borrowed funds increased $68.8 million or 66.0% comparing June 30, 2008 to December 31, 2007. The portion of the increase allocated to the Cardinal acquisition was $4.3 million in borrowings and $0.7 million in repurchase agreements. The rest of the increase was advances from the FHLB and overnight borrowings from Silverton Bank which provided additional liquidity and funded loan growth. Long term borrowings consisted of the $25.8 million trust preferred securities and advances from the FHLB of $14.3 million. Yadkin Valley Statutory Trust I (“the Trust”) issued the trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Deposit growth also provided funding for the growth in the loan portfolio.
Other liabilities increased by $1.8 million or 29.8% from December 31, 2007 to June 30, 2008. Of that increase, $1.9 million was attributable to the other liabilities acquired from the purchase of Cardinal.

At June 30, 2008, total stockholders’ equity was $150.1 million or a book value of $13.04 per share compared to $133.3 million or a book value of $12.62 per share at year-end December 31, 2007. The tangible book values per share at June 30, 2008 and December 31, 2007 were $7.88 and $9.12, respectively. At June 30, 2008, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. During the six-month period ended June 30, 2008, the Company did not purchase any shares of its common stock.
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 14.3% at June 30, 2008 compared to 17.1% at December 31, 2007. Additional liquidity is provided by $102.1 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta. In addition, the Bank has unpledged marketable securities of $71 million available for use as a source of collateral. The Bank has been able to generate deposits in its local markets without having to rely significantly on brokered deposits. At June 30, 2008, brokered deposits totaled $18.8 million which was primarily brokered deposits acquired in the Cardinal acquisition.
Management continues to assess interest rate risk internally and by utilizing outside sources. Following a period of stable rates the balance sheet is asset sensitive over a three-month period, meaning that there will be more assets than liabilities immediately repricing as market rates change. Over a period of twelve months, the balance sheet remains slightly asset sensitive. Following a period of rate increases (or decreases) net interest income will increase (or decrease) over both a three-month and a twelve-month period. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin. The yield curve for the first six months of 2008 was generally steeper than it was for the first six months of 2007, and as expected, Sidus’ net interest margin increased by 154 basis points from the second quarter of 2007 to the second quarter of 2008 and by 215 basis points for the first six months of 2007 as compared to the first six months of 2008.
The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Results of Operations
Net income for the three-month period ended June 30, 2008 was $2,136,424, compared to $3,786,398 in the same period of 2007, a decrease of 43.6%. Basic and diluted earnings per common share were $0.19 for the three-month period ended June 30, 2008. Basic and diluted earnings per common share were $0.36 and $0.35 for the three-month periods ended June 30, 2007, respectively. On an annualized basis, results represent returns on average assets of

0.61%, 1.04%, and 1.36% for the quarters ended June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Returns on average equity for the same periods were 5.66%, 9.14%, and 11.85%.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Return on average tangible equity (annualized) was 11.09% for the quarter ended June 30, 2008, as compared to 16.74% for the quarter ended June 30, 2007 mainly due to the decline of the quarterly net income.
Net income for the six-month period ended June 30, 2008 was $5,050,737, compared to $7,698,805 in the same period of 2007, a decrease of 29.3%. Basic and diluted earnings per common share were both $0.46 for the six-month period ended June 30, 2008. Basic and diluted earnings per common share were $0.73 and $0.71 for the six-month period ended June 30, 2007, respectively. On an annualized basis, year-to-date results represent a return on average assets of 0.78% for the six months ended June 30, 2008 compared to 1.41% for the six months ended June 30, 2007, and a return on average equity of 7.02% compared to 12.16% for the six months ended June 30, 2007.
Net Interest Income
Net interest income, the largest contributor to earnings, remained unchanged at $10.4 million in the second quarter of 2008, compared with $10.4 million in the same period of 2007. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired Cardinal region. The net interest margin declined to 3.34% in the second quarter of 2008 from 3.56% in the first quarter of 2008 and 4.21% in the second quarter of 2007.
Net interest income for the six-month period ended June 30, 2008 decreased to $19.7 million from $20.6 million when compared to the same period in 2007. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired Cardinal region. The net interest margin declined to 3.44% in the first six months of 2008 from 4.27% in the first six months of 2007.
The margin decline was driven by the Bank’s short term asset sensitivity to changing interest rates. A comparison of the second quarters of 2008 and 2007 shows that yield on earning assets decreased by 140 basis points which was partially offset by a decrease of 67 basis points in the yield on interest bearing liabilities. The decline in yield on earning assets was attributable to the yield on loans which declined by 164 basis points in the second quarter of 2008 as compared to the second quarter of 2007. Loans that reprice in three months or less comprised 49.4% of total loans held for investment at June 30, 2008, down from 51.5% at June 30, 2007.
The net interest margin for the six-month period ended June 30, 2008 declined by 83 basis points to 3.44% from the same period in the prior year. The decrease was attributed to a decline in the yield from loans by 133 basis points as compared to the yield on interest bearing liabilities that only declined by 46 basis points. The impact of the steep decline in the prime rate over the past nine months, especially during the first quarter of 2007, has reduced net interest income as earning assets have been more sensitive to rate changes than interest-bearing liabilities.
The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income. The prime rate decreased by 325 basis points from September 19, 2007 to March 19, 2008, including a steep decline of 175 basis points during the first quarter of 2008 and another 25 basis points in April 2008. After a period of about three months following a rate decrease, the Company’s net interest margin should begin to increase assuming a constant mix of asset and liability categories. The Company’s internal management reports indicate that the monthly net interest margin, excluding the impact of Sidus, reached its lowest point for the quarter during May and began to rise in June. Comparing the linked second and first quarters of 2008, the net interest margin declined by 22 basis points as rate decreases that occurred during the first quarter had a more significant impact on net interest income during the second quarter.

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)

	June 30, 2008			June 30, 2007
(Unaudited)	Average		Yield/	Average		Yield/
Six Months Ended:	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$3,394	$37	2.19%	$6,137	$168	5.52%
Interest bearing deposits	9,800	139	2.84%	2,728	63	4.66%
Investment securities (1)	144,036	3,736	5.15%	132,036	3,322	5.07%
Total loans (1,2)	1,017,687	33,515	6.60%	849,781	33,399	7.93%

Total average earning assets (1)	1,174,917	37,427	6.38%	990,682	36,952	7.52%

Noninterest earning assets	126,125			112,928

Total average assets	$1,301,042			$1,103,610

INTEREST BEARING LIABILITIES
NOW and money market	$223,633	$2,013	1.81%	$187,481	$2,059	2.21%
Savings	36,597	109	0.60%	36,160	182	1.01%
Time certificates	603,561	13,071	4.34%	537,494	12,735	4.78%

Total interest bearing deposits	863,791	15,193	3.53%	761,135	14,976	3.97%
Repurchase agreements sold	47,681	628	2.64%	34,879	570	3.30%
Borrowed funds	78,556	1,453	3.71%	19,607	451	4.64%

Total interest bearing liabilities	990,028	17,274	3.50%	815,621	15,997	3.96%

Noninterest bearing deposits	152,462			152,553
Stockholders’ equity	144,234			127,719
Other liabilities	14,318			7,717

Total average liabilities and stockholders’ equity	$1,301,042			$1,103,610

NET INTEREST INCOME/ YIELD (3,4)		$20,153	3.44%		$20,955	4.27%

INTEREST SPREAD (5)			2.89%			3.57%

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
Provisions and Allowance for Loan Losses
Adequacy of the allowance or reserve for loan losses of the Bank is a significant estimate that is based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
The provision for loan losses was $1,078,000 for the second quarter of 2008 compared to $200,000 for the second quarter of 2007 and $1,528,000 for the six-month period ended June 30, 2008 compared to $500,000 for the same period in 2007. This provision reflects management’s assessment of the adequacy of the allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile. The assessment primarily considers the allowance for loan loss levels relative to risk grades assigned by credit administration to loan types. The risk grades are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Periodic credit quality reviews performed on a sample basis are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment.
Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues for the entire life of the loan. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels. The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant. The Chief Lending Officer coordinates the loan approval process for loans not involving the Board by delegating authority to certain lenders and by appointing the members and chairman of the Bank Loan Committee. The Bank Loan Committee is comprised of bank officers and approves new loans and relationship exposures over certain dollar amounts. Officer loan approval limits are reviewed and approved by the Board of Directors. The Chief Lending Officer and his credit staff are responsible for the credit policy which includes underwriting guidelines and procedures. The Chief Lending Officer is a voting member of the Bank Loan Committee.
Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.
As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on an evaluation of the probability of repayment of loan and the strength of any collateral. The Bank measures impairment based upon probable cash flows and the value of the collateral. Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve. In estimating reserve levels, the Bank aggregates the remaining loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance. The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are given additional weighting in assessing probable losses inherent in the portfolio. Internal environmental factors applied to non-impaired loan pools include past-due and nonaccrual trends, risk grade migration trends and the assessment of underwriting and servicing. External environmental factors include interest rate trends, unemployment rate trends, and real estate loan concentrations.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of June 30, 2008. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses is created by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.
Management realizes that general economic trends greatly affect loan losses. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan charge offs/(recoveries) were $369,720 or 0.07% of average loans held for investment for the six months ending June 30, 2008 compared to $52,397 or 0.01% (annualized) of average loans held for investment for the six months ending June 30, 2007. Performance remains better than the peer group as loan quality is strong. The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all categories of loans. Home equity lines accounted for $157,000 or 42% of the net chargeoffs for the first six months of 2008. As of June 30, 2008, the allowance for loan losses was $15.2 million or 1.42% of gross loans held for investment. This allowance level compares with $12.4 million or 1.38% of loans held for investment at December 31, 2007 and $10.8 million or 1.33% at December 31, 2006. Management considers the allowance for loan losses at June 30, 2008 to be adequate.
Total non-performing assets increased from $2.6 million to $6.9 million and from 0.21% to 0.48% of total assets as of December 31, 2007 and June 30, 2008, respectively. Total other real estate owned (“OREO”) increased from approximately $600,000 at December 31, 2007 to $2.1 million at June 30, 2008, including $1.0 million of OREO from the Cardinal acquisition. Total nonaccrual loans increased from $2.0 million at December 31, 2007 to $4.8 million at June 30, 2008, including $740,000 of nonaccrual loans acquired from Cardinal. The increases in nonaccrual loans, impaired loans, and OREO are the result of some economic softening in our markets during the first six months of 2008. As a result, we have downgraded loans for which the probability of collection is more uncertain and written down OREO property values where net realizable values have declined. The three largest loans added to nonaccrual in the first quarter of 2008 represent $2.4 million of the increase and each loan has real estate collateral in excess of the outstanding loan balance. The largest loan added to nonaccrual during second quarter amounted to $650,000. This loan is partially guaranteed by the SBA, and management has reserved $250,000 for it in the allowance for loan losses. Each non-performing loan has been analyzed to determine the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value. As discussed in the preceding paragraph, the Bank has determined that the aggregate balance in the allowance for loan losses is adequate based upon a detailed analysis of loan quality and collateral values. Refer to Remediation Plan in Item 4. The increase in nonaccrual loans is primarily attributable to residential and commercial real estate loans for which collateral value is sufficient to cover the outstanding principal. Management has identified $455,000 in estimated losses on nonaccrual loans which is included in the allowance for loan losses.
Changes in the allowance for loan losses for the periods ended June 30, 2008, are as follows (in thousands):

	Three Months	Six Months
Balance, beginning of period	$14,568	$12,445
Charge offs	(484)	(723)
Recoveries	87	354
Provision for loan loss	1,078	1,528
Acquisition of Cardinal	—	1,645

Allowance for Loan Loss, end of period	$15,249	$15,249

Changes in the allowance for loan losses for the periods ended June 30, 2007, are as follows (in thousands):

	Three Months	Six Months
Balance, beginning of period	$11,092	$10,829
Charge offs	(112)	(219)
Recoveries	96	166
Provision for loan loss	200	500

Allowance for Loan Loss, end of period	$11,276	$11,276

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	June 30,	December 31,
	2008	2007
Impaired loans without a related allowance for loan loss	$3,455,453	$1,610,836
Impaired loans with a related allowance for loan loss	8,163,507	6,191,025

Total impaired loans	$11,618,960	$7,801,861

Impaired loans acquired from Cardinal were $496,055. All loans over 90 days are put on nonaccrual and stop accruing interest. Nonaccrual loans at June 30, 2008 and December 31, 2007 were $4.8 million and $2.0 million, respectively. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $65,000 or 1.6% comparing the second quarters of 2008 and 2007. Total noninterest income decreased approximately $215,000 or 2.6% comparing the year-to date periods of 2008 and 2007. The fluctuations in the income categories that make up noninterest income are as follows:
•	Service charges on deposit accounts -
•
Quarter to date service charges on deposit accounts increased $111,000 due mainly to income from Cardinal of $99,000. NSF fees income, excluding Cardinal, increased $76,000. A decrease in Automated Teller Machine (“ATM”) fee income of $53,000 offset the increases.

•
Year to date increases of $140,000 included income from Cardinal of $99,000 and an increase in NSF fees excluding Cardinal, of $83,000. Partially offsetting the increases, overdraft protection chargeoffs, net of recoveries, increased which can be attributed to the weakening economy. Although gross chargeoffs declined by $7,000, recoveries decreased by $25,000, resulting in an $18,000 net decrease in income.

•	Other service fee income
•
Quarter to date other service fee income decreased by approximately $137,000 due to decreases in the commission income earned from the origination of mortgages of $148,000. Offsetting the decrease was income from Cardinal of $8,000 and an increase in merchant fee income and credit card user fees.

•
Year to date other service fee income decreased approximately $115,000. Mortgage origination fees were down by $190,000. Investment fee income, earned by the brokerage division, Main Street Investment Services, Inc., increased by approximately $82,000.

•	Gain on sale of mortgages
•	Quarter to date results show a net gain in the sale of mortgages increasing by approximately $139,000 or an 8.4% increase as total loans originated and sold increased. The adjustment resulting from earlier implementation of SAB 109 accounted for a $62,000 decrease as mortgage interest rate lock commitments declined from $131.9 million at March 31, 2008 to $80.1 million at June 30, 2008. As discussed in note 4 to the financial statements, mortgage interest rate lock commitments are under best efforts contracts to sell mortgages to agencies and other investors.

•
Year to date, gain on sale of mortgage loans increased $500,000 or 16.4%. The year-to-date SAB 109 adjustment resulted in an approximate increase of $162,000. SAB 109 was implemented in the first quarter of 2008.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 11.67% for the year to date and 25.73% for the quarter to date.

•
Mortgage banking income decreased approximately $65,000, or 48.6%, for the quarter and $134,000 or 63.2% for the year to date due in part to the valuation adjustment to mortgage servicing rights (“MSR”) to reflect a steady decline in the average serviced mortgage balances and a drop in the servicing fees received.

•
Other income decreased by approximately $29,000 or 55.8% for the quarter and $55,000 or 46.2% for the year mainly due to losses on the sale of other real estate owned and the reduction of the check cashing fees.

Noninterest Expense
Total noninterest expenses were $10,152,684 for the second quarter of 2008, compared to $8,683,073 in the same period of 2007, an increase of $1,469,611, or 16.9%. Total noninterest expenses were $18,795,365 for the six months ended June 30, 2008, compared to $16,947,480 for the same period of 2007, an increase of $1,847,885, or 10.9%.
The following is a summary of the fluctuations for the quarter and six months ended June 30, 2008 as compared to June 30, 2007.
•	Salaries and benefits —
•
Quarter-to-date salaries and employee benefit expenses slightly increased by $58,000 or 1.2%. Addition of the Cardinal employees increased expense by $694,000. Accruals for the bonus incentive plan decreased $428,000 based on performance measures. Salaries and benefits associated with loan originations caused a reduction of expenses by $574,000 due to increased deferrals which were a product of increases in (1) loan volume and (2) cost per loan that was deferred. Normal recurring salaries and wages increased by 168,000, or 4.9%. Other personnel expense increased by $153,000, primarily for (1) post-retirement benefit accruals from split-dollar policies and for (2) expenses associated with operating the Cardinal division after its acquisition. Employee group insurance expense increased by $61,000, payroll taxes by $35,000, 401(k) matching contributions by $22,000, and workmen’s comp insurance by $14,000. Most of the increases in these categories were associated with the addition of previous Cardinal employees. Commissions expenses decreased by $88,000 as mortgage origination production at the Bank, excluding Sidus declined by $169,000.

•	Year-to-date increases in salaries and employee benefits were up by $87,000 or 0.9% for same reasons as discussed above.
•	Occupancy expenses —
•
Quarter-to-date occupancy and equipment expenses increased by $306,000 or 31.0%. The increase attributable to the addition of the Cardinal branches was $267,000, with the remaining 1.4% increase attributable to normal recurring increases in costs.

•	Year-to-date increases in occupancy and equipment expenses increased by $268,000 for the same reasons as discussed above.
•	Printing and supplies —
•
Printing and supplies increased by $56,000, or 40.5%, comparing second quarter 2008 with second quarter 2007. Supplies for the new offices opened or acquired after the first quarter of 2008 created additional expenses along with the normal increase in the price of supplies. Certain training and merger supplies required for the June 2008 conversion of Cardinal files increased the printing and supplies cost also.

•	Year-to-date increases in printing and supplies increased $98,000 for reasons discussed above and the additional expenses related to the new offices opened after first quarter 2007.
•	Data processing —
•	Quarter-to-date data processing expense increased $161,000 or 147.0%, with $135,000 attributable to Cardinal processing expenses.

•	Year—to-date data processing expense increased $173,000 or 82.0% for same reasons as discussed above.
•	Communications expense —
•
Quarter-to-date communications expense decreased by $70,000 or 20.1% compared with the second quarter of 2007 as the Company entered into a new contract for data and voice services during the last half of 2007.

•	Year-to-date communications expense decreased by $111,000 or 18.5% compared with the same period of 2007 for the same reason discussed above.
•	Amortization of the core deposit intangible -
•
Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002, High Country Financial Corporation in 2004, and Cardinal State Bank in 2008 increased $38,000, or 19.2%, for the quarter due to the intangible acquired in the purchase of Cardinal on March 31, 2008. The CDI amortization is intended to match the expected life of the related deposits. The amortization related to the acquisition of Cardinal is $191,000 for the first twelve months and declines to $128,000 per year in the fourth year, remaining constant thereafter until amortization is completed in the second month of the tenth year.

•	For the year, the amortization increased $28,000, or 7.1%, for the same reason discussed above.
•	Other operating expenses —
•
Quarter to date, other operating expenses increased approximately $919,000 or 48.1% with Cardinal contributing $262,000 of the increase. The largest increases were in the following categories: accounting fees due to additional services provided regarding loan and credit review (up $98,000); other outside services (up $26,000) due to expanded loan review; taxes and licenses (up $41,000) due to accrual of franchise tax for holding company in addition to franchise tax for bank; advertising (up $97,000) for special promotions and projects; ATM service fees (up $40,000) as a larger number of debit cards were issued along with increased usage. Also, an additional accrual was recorded in conjunction with potential expenditures related to lawsuits discussed in note 4 to the financial statements.

•
Year to date, other operating expenses increased $1.3 million or 35.9% with Cardinal contributing $262,000. The largest increases were in the following categories: accounting fees (up $250,000); ATM fees (down $40,000); advertising (up $200,000); FDIC assessments (up $154,000); taxes and licenses (up $94,000); outside service fees (up $141,000); courier expense (down $34,000); and for various other expenses including accrual for lawsuits.

Income Tax Expense
Income tax expense for the second quarter of 2008 was $1,053,066 compared to $1,852,128 in the second quarter of 2007, a decrease of 43.1%. The effective tax rate for the second quarter of 2008 was 33.0% compared to 32.8% in the same period of 2007.
Income tax expense for the six month period ending June 30, 2008 was $2,332,511 compared to $3,670,738 a decrease of 36.5%. The effective tax rate for the six months ending June 30, 2008 was 31.6% compared to 32.3% in the same period of 2007. The effective tax rate decrease was attributable to increased tax-exempt investment income and reduced annualized net income. Tax-exempt income from municipal loans and investments represented 18% of income before taxes for the first six months of 2008 period, up from 10% for the same period last year. This reduction in 2008 compared with 2007 was partially offset by nonrecurring tax-exempt income recognized in the first quarter of 2007 from a bank-owned life insurance death benefit.
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
Item 4. Controls and Procedures
As of June 30, 2008, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our 2007 Annual Report on Form 10-K, we have identified material weaknesses in internal controls relating to (1) the accuracy and completeness of the assignment of risk grades to loans; (2) the approval of new loans or modifications to existing loans; (3) underwriting practices in regard to loan documentation, appraisals and lien perfection; and (4) obtaining support for the various components of the model used to estimate the allowance for loan losses.
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.
Control procedures implemented during the quarter ended March 31, 2008 and in place throughout the quarter ended June 30, 2008 were as follows:
•	We have enhanced and re-emphasized the importance of procedures for underwriting, lien perfection, and documentation for both residential and commercial loan renewals.

•
We have emphasized the importance of risk grade completeness and accuracy at loan origination and throughout the life of the loans. Lenders and loan operations personnel have been informed of the requirement to assign risk grades to loans upon origination. The importance of periodic review of risk grades has been emphasized to ensure that changes are made as warranted due to the changes in the condition of the borrower, the collateral, or general economic conditions. The controls over pre-and post-origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades. The Chief Credit Officer’s complete authority to assign risk grades was reiterated to management and loan officers. During second quarter 2008, the Chief Credit Officer resigned and the Chief Lending Officer (CLO) who was hired during the first quarter 2008 assumed responsibility for the credit function. The CLO’s responsibilities include assessing and managing risk in the loan portfolio. Further plans for performing the credit function effectively were developed as discussed below in second quarter 2008.

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

Control procedures that were planned during the quarter ended March 31, 2008 and implemented during the quarter ended June 30, 2008 were as follows:
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

Control procedures that were planned and approved by the board of directors during the quarter ended June 30, 2008 and planned to be implemented after the end of the quarter were as follows:
•	Loan authorities and reporting structure were clarified.

•	New positions were implemented for the credit review function and a portion of the staff in the credit review function was appointed.

•
Credit risk review function was clarified with independent monitoring of loan quality and compliance. Reporting structure for the credit review function was clarified to provide for effective and efficient communication through the various levels of responsibility up to the board level.

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
Changes in Internal Control over Financial Reporting
The only changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are summarized above in the definition of our material weaknesses in internal control over financial reporting, as well as the ongoing remediation efforts described above.
Part II. Other Information
Item 4. Submission of Matters to Vote of Security Holders
The Annual Meeting of the Shareholders was held on May 22, 2008. Of 10,564,295 shares entitled to vote at the meeting, 7,422,159 voted. The following matters were voted on at the meeting.
Proposal 1: Shareholders elected J. T. Alexander, Jr., Ralph L. Bentley, Nolan G. Brown, Faye E. Cooper, Harry M. Davis, James A. Harrell, Jr., Dan W. Hill III, William A. Long, Daniel J. Park, James L. Poindexter, Morris L. Shambley, James N. Smoak, Harry C. Spell and C. Kenneth Wilcox to serve one-year terms on the Board of Directors or until their successors are elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
J. T. Alexander, Jr.	7,256,993	165,165
Ralph L Bentley	7,253,732	168,427
Nolan G. Brown	7,267,465	154,694
Faye E. Cooper	7,230,244	191,915
Harry M. Davis	7,312,307	109,851
James A. Harrell, Jr.	7,296,758	125,401
Dan W. Hill III	7,248,775	173,384
William A. Long	7,315,096	107,063
Daniel J. Park	6,921,233	500,925
James L. Poindexter	6,976,977	445,182
Morris L. Shambley	7,256,108	166,051
James N. Smoak	7,315,791	106,367
Harry C. Spell	7,310,064	112,095
C. Kenneth Wilcox	7,190,652	231,507

Proposal 2: Shareholders approved the 2008 Omnibus Stock Ownership and Long Term Incentive Plan

For	Against	Withheld
3,993,416	666,940	315,337
Item 6. Exhibits

Exhibit #	Description

10.1	Cardinal State Bank 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 11, 2008)

10.2	Cardinal State Bank 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed April 11, 2008)

10.3	2008 OMNIBUS STOCK OWNERSHIP AND LONG TERM INCENTIVE PLAN

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation
BY:	/s/ William A. Long
William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws
Edwin E. Laws, Executive Vice President and Chief Financial Officer

August 11, 2008