Form 10-Q/A
period 2008-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2008-11-05
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q(A)
Amendment No. 1
to Form 10-Q
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of June 30, 2008, par value $1.00 per share, were 11,515,807.
The registrant has no other classes of securities outstanding.

EXPLANATORY NOTE
Yadkin Valley Financial Corporation (the “Company”) is hereby amending its filed Form 10-Q for the quarter ended June 30, 2008. This amendment is being filed to restate the interim condensed consolidated financial statements for the three and six months ended June 30, 2008 to correct an error in the provision for loan losses and the allowance for loan losses for these periods. After several discussions with key members of management and with the Company’s independent auditors, the Company’s Disclosure Committee made a determination on October 31, 2008 that the condensed consolidated financial statements for the three and six months ended June 30, 2008 should be restated to correct a misstatement. That misstatement was caused by a keying error on the spreadsheet used to assign specific valuation allowances to impaired loans which resulted in an understatement of the provision for loan losses of $630,000 for the three and six months ended June 30, 2008 and the allowance for loan losses as of June 30, 2008. For one loan, the allowance should have been $700,000 but the amount assigned was $70,000. The impact on net income and retained earnings was a reduction by $409,500 for both the three-month and year-to-date periods. Subsequently, management implemented recalculation and verification controls over the impairment spreadsheet to ensure that keying errors are detected and corrected during future reporting periods. The impact on net income and other performance figures and ratios have been made on the financial statements on pages 3 through 7, Note 3 (page 10), Note 7 (page 12), Note 11 (pages 17 through 19), Item 2 (pages 20 through 23, 25 through 27, 30), Item 4 (page 32). As a result of this error, management has revised its disclosures over controls and procedures in Part I, Item 4 to indicate there was a material weakness in internal controls during the second quarter of 2008 related to the review controls over the spreadsheets used to accumulate the valuation allowances for impaired loans. Management has also disclosed its remediation plans over this material weakness in internal controls in Item 4.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2008	2007*
	(restated)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$28,403,211	$24,267,806
Federal funds sold	—	—
Interest-bearing deposits	14,244,754	2,058,069

TOTAL CASH AND CASH EQUIVALENTS	42,647,965	26,325,875

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $141,845,830 in 2008 and $141,439,626 in 2007)	141,198,129	142,483,720

GROSS LOANS	1,076,513,243	898,753,056
Less: Allowance for loan losses	(15,878,992)	(12,445,555)

NET LOANS	1,060,634,251	886,307,501

LOANS HELD FOR SALE	47,142,870	52,753,907

ACCRUED INTEREST RECEIVABLE	5,890,791	6,054,982

PREMISES AND EQUIPMENT, NET	33,029,092	26,779,889

FEDERAL HOME LOAN BANK STOCK, AT COST	6,767,100	2,557,300

INVESTMENT IN BANK-OWNED LIFE INSURANCE	23,148,603	22,682,702

GOODWILL	54,033,302	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $4,641,258 at June 30, 2008 and $4,218,393 at December 31, 2007)	5,114,229	4,261,115

OTHER ASSETS	11,495,021	8,173,350

TOTAL ASSETS	$1,431,101,353	$1,211,077,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$165,055,612	$154,979,227
Interest-bearing deposits:
NOW, savings, and money market accounts	283,403,636	232,888,349
Time certificates:
Over $100,000	276,956,845	267,529,772
Other	371,302,935	308,044,736

TOTAL DEPOSITS	1,096,719,028	963,442,084

SHORT-TERM BORROWINGS	153,650,555	66,425,129

LONG-TERM BORROWINGS	19,315,638	37,774,000

ACCRUED INTEREST PAYABLE	3,381,573	3,434,832

OTHER LIABILITIES	8,305,078	6,732,202

TOTAL LIABILITIES	1,281,371,872	1,077,808,247

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 11,515,807 shares in 2008 and 10,563,356 shares in 2007	11,515,807	10,563,356
SURPLUS	87,846,169	70,986,684
RETAINED EARNINGS	50,775,689	51,086,684
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(408,184)	632,270

TOTAL STOCKHOLDERS’ EQUITY	149,729,481	133,268,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431,101,353	$1,211,077,241

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(restated)		(restated)
INTEREST INCOME
Interest and fees on loans	$17,223,085	$16,915,817	$33,436,771	$33,324,966
Interest on federal funds sold	26,230	128,245	36,876	168,188
Interest on securities:
Taxable	1,344,168	1,261,819	2,649,631	2,488,271
Non-taxable	373,136	291,810	741,732	578,722
Interest-bearing deposits	134,371	49,417	139,112	62,730

Total interest income	19,100,990	18,647,108	37,004,122	36,622,877

INTEREST EXPENSE
Time deposits of $100,000 or more	2,726,486	3,008,730	5,682,475	5,727,199
Other deposits	4,984,912	4,757,494	9,510,414	9,249,568
Borrowed funds	1,016,501	471,799	2,081,145	1,020,229

Total interest expense	8,727,899	8,238,023	17,274,034	15,996,996

NET INTEREST INCOME	10,373,091	10,409,085	19,730,088	20,625,881

PROVISION FOR LOAN LOSSES	1,708,000	200,000	2,158,000	500,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,665,091	10,209,085	17,572,088	20,125,881

NONINTEREST INCOME
Service charges on deposit accounts	1,065,379	954,231	2,074,546	1,934,646
Other service fees	876,949	1,013,679	1,740,816	1,855,800
Net gain on sales of mortgage loans	1,784,383	1,645,664	3,556,678	3,056,366
Net loss on sales of investment securities	(6,575)	—	(6,575)	—
Income on investment in bank owned life insurance	235,462	313,574	468,462	530,343
Mortgage banking income	68,350	132,981	78,107	212,267
Bank owned life insurance death benefit	—	—	—	481,940
Other income	23,135	52,385	64,491	119,780

Total noninterest income	4,047,083	4,112,514	7,976,525	8,191,142

NONINTEREST EXPENSE
Salaries and employee benefits	5,047,528	4,989,416	9,915,504	9,828,017
Occupancy and equipment expenses	1,294,144	987,709	2,270,593	2,002,617
Printing and supplies	195,555	139,165	380,532	282,670
Data processing	270,990	109,712	383,410	210,639
Communication expense	277,847	347,765	486,318	597,074
Amortization of core deposit intangible	235,357	197,469	422,865	394,937
Other	2,831,263	1,911,837	4,936,143	3,631,526

Total noninterest expense	10,152,684	8,683,073	18,795,365	16,947,480

INCOME BEFORE INCOME TAXES	2,559,490	5,638,526	6,753,248	11,369,543

INCOME TAXES	832,566	1,852,128	2,112,011	3,670,738

NET INCOME	$1,726,924	$3,786,398	$4,641,237	$7,698,805

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.36	$0.42	$0.73

Diluted	$0.15	$0.35	$0.42	$0.71

CASH DIVIDENDS PER COMMON SHARE	$0.13	$0.13	$0.26	$0.25

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(restated)		(restated)
NET INCOME	$1,726,924	$3,786,399	$4,641,237	$7,698,805

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Unrealized holding losses on securities available for sale	(3,353,233)	(1,966,042)	(1,685,220)	(1,429,393)
Tax effect	1,290,994	762,538	648,810	555,927

Unrealized holding losses on securities available for sale, net of tax	(2,062,239)	(1,203,504)	(1,036,410)	(873,466)

Reclassification adjustment for realized losses	(6,575)	—	(6,575)	—
Tax effect	2,531	—	2,531	—

Reclassification adjustment for realized losses, net of tax	(4,044)	—	(4,044)	—

OTHER COMPREHENSIVE INCOME, NET OF TAX	(2,066,283)	(1,203,504)	(1,040,454)	(873,466)

TOTAL COMPREHENSIVE INCOME	$(339,359)	$2,582,895	$3,600,783	$5,951,873

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2008 (restated)

				Accumulated Other
				Comprehensive	Total Stockholders’
	Common Stock	Surplus	Retained Earnings	Income	Equity
Balance, December 31, 2006	$10,611,052	$71,151,626	$43,107,431	$(470,968)	$124,399,141
Net income			7,698,805		7,698,805
Shares issued under stock option plan	45,843	304,276			350,119
Cash dividends declared			(2,653,630)		(2,653,630)
Stock repurchased	(48,608)	(251,266)	(639,901)		(939,775)
Other comprehensive loss				(873,466)	(873,466)

Balance, June 30, 2007	$10,608,287	$71,204,636	$47,512,705	$(1,344,434)	$127,981,194

Balance, December 31, 2007	$10,563,356	$70,986,684	$51,086,684	$632,270	$133,268,994
Net income			4,641,237		4,641,237
Shares issued under stock option plan	68,700	385,252			453,952
Stock option compensation		29,401			29,401
Tax benefit from exercise of stock options		252,250			252,250
Cumulative effect of adoption of new accounting standard (Note 9)			(1,966,465)		(1,966,465)
Cash dividends declared			(2,985,767)		(2,985,767)
Fractional shares purchased	(59)	2			(57)
Shares issued in acquisition of Cardinal State Bank	883,810	16,192,580			17,076,390
Other comprehensive loss				(1,040,454)	(1,040,454)

Balance, June 30, 2008	$11,515,807	$87,846,169	$50,775,689	$(408,184)	$149,729,481

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,641,237	$7,698,805
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	(19,112)	42,931
Provision for loan losses	2,158,000	500,000
Net gain on sales of mortgage loans held for sale	(3,556,678)	(3,056,366)
Net loss on sales of available for sale securities	6,575	—
(Increase) decrease in investment in Bank owned life insurance	(465,901)	(530,343)
Depreciation and amortization	975,591	1,000,210
Net gain on sale of premises and equipment	50,376	(7,030)
Gain on bank owned life insurance	—	(481,940)
Amortization of core deposit intangible	422,865	394,937
Deferred tax benefit	(996,511)	—
Stock based compensation expense	29,401	—
Originations of mortgage loans held-for-sale	(258,770,800)	(495,955,031)
Proceeds from sales of mortgage loans	267,938,515	500,473,694
(Increase) decrease in accrued interest receivable	798,810	(32,151)
(Increase) decrease in other assets	514,930	(1,676,582)
Increase (decrease) in accrued interest payable	(654,678)	403,754
Increase (decrease) in other liabilities	(709,387)	594,417

Net cash provided by operating activities	12,363,233	9,369,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(22,160,971)	(21,325,213)
Proceeds from sales of available for sale securities	7,160,178	7,998,622
Proceeds from maturities of available for sale securities	15,114,000	2,935,000
Net change in loans	(26,564,874)	(1,609,979)
Acquisition of Cardinal State Bank, net of cash received	11,985,011	—
Purchases of premises and equipment	(1,219,720)	(1,732,340)
Proceeds from redemption of Federal Home Loan Bank stock	283,500	850,300
Purchases of Federal Home Loan Bank stock	(3,942,100)	—
Proceeds from sale of premises and equipment	257,391	30,925
Proceeds from death benefit from bank owned life insurance	—	1,277,376

Net cash used in investing activities	(19,087,585)	(11,575,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	(5,404,718)	1,298,462
Net increase (decrease) in time certificates	(32,898,769)	33,369,222
Net increase (decrease) in borrowed funds	63,629,553	(29,151,263)
Fractional shares retired	(59)	—
Purchases of common stock	—	(939,774)
Dividends paid	(2,985,767)	(2,653,633)
Tax benefit from exercise of stock options	252,250	—
Proceeds from exercise of stock options	453,952	350,119

Net cash provided by (used in) financing activities	23,046,442	2,273,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,322,090	67,129

CASH AND CASH EQUIVALENTS:
Beginning of period	26,325,875	44,056,134

End of period	$42,647,965	$44,123,263

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
The unaudited proforma combined present and historical results, as if Cardinal had been acquired at January 1, 2007 and January 1, 2008 after adjustments for amortization of intangibles is presented below:

	Three Months Ended
	June 30, 2007	June 30, 2008
		(restated)
Net interest income	$12,038,938	$10,243,599
Noninterest income	4,278,282	4,047,083
Total revenue	16,317,220	14,290,682
Provision for loan losses	188,900	1,708,000
Other noninterest expense	10,274,876	10,152,684
Income before taxes	5,853,444	2,429,998
Income tax expense	1,925,200	788,539
Net income	3,928,244	1,641,459

Basic earnings per share	$0.35	$0.14
Diluted earnings per share	0.35	0.14

	Six Months Ended
	June 30, 2007	June 30, 2008
		(restated)
Net interest income	$23,872,919	$21,093,400
Noninterest income	8,481,370	8,102,159
Total revenue	32,354,289	29,195,559
Provision for loan losses	246,800	2,123,000
Other noninterest expense	20,214,418	20,290,622
Income before taxes	11,893,071	6,781,937
Income tax expense	3,670,738	2,121,765
Net income	8,222,333	4,660,172

Basic earnings per share	$0.72	$0.42
Diluted earnings per share	0.70	0.42
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

June 30, 2008 (restated)	Bank	Sidus	Other	Total

Interest income	$35,688,136	$1,315,986	$—	$37,004,122

Interest expense	16,060,134	557,058	656,842	17,274,034

Net interest income	19,628,002	758,928	(656,842)	19,730,088

Provision for loan losses	2,158,000	—	—	2,158,000

Net interest income after provision for loan losses	17,470,002	758,928	(656,842)	17,572,088

Net gain (loss) on sale of investment Securities	(6,525)	—	—	(6,525)
Other income	3,980,238	3,556,678	446,134	7,983,050

Other expense	15,616,841	3,070,565	107,959	18,795,365

Income before income taxes	5,826,874	1,245,041	(318,667)	6,753,248
Income taxes (2)	1,626,445	485,566	—	2,112,011

Net income	$4,200,429	$759,475	$(318,667)	$4,641,237

Total assets (3)	$1,463,540,796	$53,996,839	$(86,436,282)	$1,431,101,353
Net loans	1,060,634,251	—	—	1,060,634,251
Loans held for sale	421,750	46,721,120	—	47,142,870
Goodwill	49,089,430	4,943,872	—	54,033,302

June 30, 2007	Bank	Sidus	Other	Total

Interest income (1)	$35,320,232	$1,379,645	$(77,000)	$36,622,877

Interest expense	14,979,819	1,096,223	(79,046)	15,996,996

Net interest income	20,340,413	283,422	2,046	20,625,881

Provision for loan losses	500,000	—	—	500,000

Net interest income after provision for loan losses	19,840,413	102,622	2,046	20,125,881
Net gain (loss) on sale of investment securities	—	—	—	—

Other income	5,134,776	3,056,366	—	8,191,142

Other expense	14,330,830	2,530,164	86,486	16,947,480

Income before income taxes	10,644,359	809,624	(84,440)	11,369,543

Income taxes (2)	3,354,985	315,753	—	3,670,738

Net income	$7,289,374	$493,871	$(84,440)	$7,698,805

Total assets	$1,139,699,602	$47,638,748	$(57,882,310)	$1,129,456,040
Net loans	805,190,950	—	—	805,190,950
Loans held for sale	97,000	40,791,618	—	40,888,618
Goodwill	27,753,028	4,943,872	—	32,696,900

(1)	Note: In 2007, the Bank allocated interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column. In 2008, the Bank allocated interest expense based on its cost of funds as a change in approach to report segment results.

(2)	Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($85,000,000 in 2008 and $55,000,000 in 2007), the Bank’s Investment in Sidus ($3,000,000 in 2008 and 2007), and the Bank’s A/R from Sidus ($93,390 in 2008 and $191,797 in 2007). Also included in this column are Holding Company assets ($1,657,108 in 2008 and $309,487 in 2007) and Holding Company income and expenses.
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
11. Restatement of Interim Financial Information
The interim consolidated financial statements have been restated to reflect the correction of an error related to the provision for loan losses for the three and six months ended June 30, 2008, and the allowance for loan losses as of June 30, 2008. The misstatement was caused by a keying error on the spreadsheet used to assign specific valuation allowances to impaired loans. For one loan, the valuation allowance was entered into a spreadsheet incorrectly, resulting in the understatement of the provision for loan losses of $630,000 for the three and six month periods ended June 30, 2008, and the allowance for loan losses as of June 30, 2008.
The impact on the condensed consolidated balance sheet as of June 30, 2008, and the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2008, and the statements of stockholders’ equity and cash flows for the six months ended June 30, 2008 are as follows:

Condensed Consolidated Balance Sheet
as of June 30, 2008	As Previously	Restatement
(in thousands)	Reported	Amount	As Restated
Gross loans	$1,076,513	$—	$1,076,513
Less: Allowance for loan losses	(15,249)	(630)	(15,879)
Net loans	1,061,264	(630)	1,060,634
Total Assets	1,431,731	(630)	1,431,101
Total Other liabilities	8,525	(220)	8,305
Total Liabilities	1,281,592	(220)	1,281,372
Retained Earnings	51,185	(410)	50,776
Total Stockholders’ Equity	150,139	(410)	149,729
Total Liabilities and Stockholders’ Equity	$1,431,731	$(630)	$1,431,101

Condensed Consolidated Statement of Income	As
(in thousands)	Previously	Restatement	As
Three months ended June 30, 2008	Reported	Amount	Restated
Provision for Loan Losses	$1,078	$630	$1,708
Net Interest Income After Provision for Loan Losses	9,295	(630)	8,665
Income Before Income Taxes	3,189	(630)	2,559
Income Taxes	1,053	(220)	833

Condensed Consolidated Statement of Income	As
(in thousands)	Previously	Restatement	As
Three months ended June 30, 2008	Reported	Amount	Restated
Net Income	$2,136	$(410)	$1,727
Income Per Common Share:
Basic	$0.19	($0.04)	$0.15
Diluted	$0.19	($0.04)	$0.15

Condensed Consolidated Statement of Income
(in thousands)	As Previously	Restatement
Six months ended June 30, 2008	Reported	Amount	As Restated
Provision for Loan Losses	$1,528	$630	$2,158
Net Interest Income After Provision for Loan Losses	18,202	(630)	17,572
Income Before Income Taxes	7,383	(630)	6,753
Income Taxes	2,332	(220)	2,112
Net Income	$5,051	$(410)	$4,641
Income Per Common Share:
Basic	$0.46	($0.04)	$0.42
Diluted	$0.46	($0.04)	$0.42

Condensed Consolidated Statement of
Comprehensive Income
(in thousands)	As Previously	Restatement	As
Three months ended June 30, 2008	Reported	Amount	Restated
Net Income	$2,136	$(410)	$1,727
Total Comprehensive Income (Loss)	$70	$(410)	$(340)

Condensed Consolidated Statement of
Comprehensive Income	As
(in thousands)	Previously	Restatement
Six months ended June 30, 2008	Reported	Amount	As Restated
Net Income	$5,051	$(410)	$4,641
Total Comprehensive Income	$4,010	$(410)	$3,600

Condensed Consolidated Statement of	As
Stockholders’ Equity (in thousands)	Previously	Restatement
Six months ended June 30, 2008	Reported	Amount	As Restated
Net Income	$5,051	$(410)	$4,641
Retained earnings, balance at June 30, 2008	51,185	(410)	50,776
Total Stockholders’ Equity at June 30, 2008	$150,139	$(410)	$149,729

Condensed Consolidated Statement of	As
Cash Flows (in thousands)	Previously	Restatement
Six months ended June 30, 2008	Reported	Amount	As Restated
Net Income	$5,051	$(410)	$4,641
Provision for loan loss	1,528	630	2,158
Increase (decrease) in other liabilities	$(489)	$(220)	$(709)
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
Restatement for Correction of Error
As discussed in the notes to the interim condensed consolidated financial statements, the Company has restated its previously issued interim financial statements for the three and six months ended June 30, 2008 to reflect the correction of an error related to the provision for loan losses for the three and six months ended June 30, 2008, and the allowance for loan losses as of June 30, 2008. The misstatement was caused by a keying error on the spreadsheet used to assign specific valuation allowances to impaired loans. For one loan, the allowance should have been $700,000 but the amount assigned was $70,000, resulting in the understatement of the provision for loan losses of $630,000 for the three and six months ended June 30, 2008, and the allowance for loan losses as of June 30, 2008.
The impact on the condensed consolidated balance sheet as of June 30, 2008, and the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2008, and the statements of stockholders’ equity and cash flows for the six months ended June 30, 2008, is presented in note 11 to the interim condensed consolidated financial statements.
The management’s discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2008, presented herein has been revised to reflect the impact of the aforementioned restatement.
Changes in Financial Position
Total assets at June 30, 2008 were $1,431.1 million, an increase of $220.0 million or 18.2% compared to assets of $1,211.1 million at December 31, 2007. The increase included assets acquired from the Cardinal merger and capitalized merger costs totaling $220.1 million. Without the additional assets acquired in the merger, assets would have decreased $0.1 million or 0.01%. The loan portfolio, net of allowance for losses, was $1,060.6 million including net loans at fair value from the Cardinal acquisition of $149.9 million at March 31, 2008, compared to $886.3 million at December 31, 2007. Gross loans held for investment increased by $177.8 million, or 19.8%, of which $151.6 million came from the Cardinal acquisition. Excluding the impact of the Cardinal acquisition, gross loans held for investment increased by $26.2 million, or 2.9%. The allowance for loan losses increased $3.4 million with Cardinal contributing $1.7 million to the allowance on the date of acquisition.
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
The securities portfolio decreased 0.9% from $142.5 million at December 31, 2007, to $141.2 million at June 30, 2008. The portfolio is comprised of U.S. treasury securities (4.2%), securities of federal agencies (32.1%), mortgage-backed securities (34.4%), tax-exempt municipal securities (28.3%), corporate bonds (0.4%), and publicly traded common and preferred stocks (0.5%). Temporary investments, including deposits at the Federal Home Loan Bank and federal funds sold, decreased from approximately $472,000 at December 31, 2007 to $377,000 at June 30, 2008. . The Company had unrealized losses of $318,800 in Freddie Mac preferred securities with a cost basis of $1,000,000 at June 30, 2008 and at this time do not believe that any other than temporary impairment exists based upon management’s analysis. However, no assurance can be made that the Company will not have other than temporary impairment on these securities in the future.
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
Other liabilities increased by $1.6 million or 23.4% from December 31, 2007 to June 30, 2008. Of that increase, $1.9 million was attributable to the other liabilities acquired from the purchase of Cardinal.
At June 30, 2008, total stockholders’ equity was $149.7 million or a book value of $13.00 per share compared to $133.3 million or a book value of $12.62 per share at year-end December 31, 2007. The tangible book values per share at June 30, 2008 and December 31, 2007 were $7.87 and $9.12, respectively. At June 30, 2008, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. During the six-month period ended June 30, 2008, the Company did not purchase any shares of its common stock.
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
Results of Operations
Net income for the three-month period ended June 30, 2008 was $1,726,924, compared to $3,786,398 in the same period of 2007, a decrease of 54.4%. Basic and diluted earnings per common share were $0.15 for the three-month period ended June 30, 2008. Basic and diluted earnings per common share were $0.36 and $0.35 for the three-month periods ended June 30, 2007, respectively. On an annualized basis, results represent returns on average assets of 0.49%, 1.04%, and 1.36% for the quarters ended June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Returns on average equity for the same periods were 4.57%, 9.14%, and 11.85%.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Return on average tangible equity (annualized) was 7.45% for the quarter ended June 30, 2008, as compared to 16.74% for the quarter ended June 30, 2007 mainly due to the decline of the quarterly net income.
Net income for the six-month period ended June 30, 2008 was $4,641,237, compared to $7,698,805 in the same period of 2007, a decrease of 39.7%. Basic and diluted earnings per common share were both $0.42 for the six-month period ended June 30, 2008. Basic and diluted earnings per common share were $0.73 and $0.71 for the six-month period ended June 30, 2007, respectively. On an annualized basis, year-to-date results represent a return on average assets of 0.72% for the six months ended June 30, 2008 compared to 1.41% for the six months ended June 30, 2007, and a return on average equity of 6.45% compared to 12.16% for the six months ended June 30, 2007.
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
Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)
(Unaudited)

Six Months Ended:	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$3,394	$37	2.19%	$6,137	$168	5.52%
Interest bearing deposits	9,800	139	2.84%	2,728	63	4.66%
Investment securities (1)	144,036	3,736	5.15%	132,036	3,322	5.07%
Total loans (1,2)	1,017,687	33,515	6.60%	849,781	33,399	7.93%

Total average earning assets (1)	1,174,917	37,427	6.38%	990,682	36,952	7.52%

Noninterest earning assets	126,125			112,928

Total average assets	$1,301,042			$1,103,610

INTEREST BEARING LIABILITIES
NOW and money market	$223,633	$2,013	1.81%	$187,481	$2,059	2.21%
Savings	36,597	109	0.60%	36,160	182	1.01%
Time certificates	603,561	13,071	4.34%	537,494	12,735	4.78%

Total interest bearing deposits	863,791	15,193	3.53%	761,135	14,976	3.97%
Repurchase agreements sold	47,681	628	2.64%	34,879	570	3.30%
Borrowed funds	78,556	1,453	3.71%	19,607	451	4.64%

Total interest bearing liabilities	990,028	17,274	3.50%	815,621	15,997	3.96%

Noninterest bearing deposits	152,462			152,553
Stockholders’ equity	144,234			127,719
Other liabilities	14,318			7,717

Total average liabilities and stockholders’ equity	$1,301,042			$1,103,610

NET INTEREST INCOME/ YIELD (3,4)		$20,153	3.44%		$20,955	4.27%

INTEREST SPREAD (5)			2.89%			3.57%

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
The provision for loan losses was $1,708,000 for the second quarter of 2008 compared to $200,000 for the second quarter of 2007 and $2,158,000 for the six-month period ended June 30, 2008 compared to $500,000 for the same period in 2007. A large portion of the increase in the provision for loan losses for the quarter and year to date periods ended June 30, 2008 was due to the $630,000 increase in the allowance for impaired loans as discussed more fully in Note 11. This provision reflects management’s assessment of the adequacy of the allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile. The assessment primarily considers the allowance for loan loss levels relative to risk grades assigned by credit administration to loan types. The risk grades are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Periodic credit quality reviews performed on a sample basis are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment.
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
Management realizes that general economic trends greatly affect loan losses. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan charge offs/(recoveries) were $369,720 or 0.07% of average loans held for investment for the six months ending June 30, 2008 compared to $52,397 or 0.01% (annualized) of average loans held for investment for the six months ending June 30, 2007. Performance remains better than the peer group as loan quality is strong. The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all categories of loans. Home equity lines accounted for $157,000 or 42% of the net chargeoffs for the first six months of 2008. As of June 30, 2008, the allowance for loan losses was $15.9 million or 1.48% of gross loans held for investment. This allowance level compares with $12.4 million or 1.38% of loans held for investment at December 31, 2007 and $10.8 million or 1.33% at December 31, 2006. Management considers the allowance for loan losses at June 30, 2008 to be adequate.
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
Changes in the allowance for loan losses for the periods ended June 30, 2008, are as follows (in thousands):

	Three Months	Six Months
Balance, beginning of period	$14,568	$12,445
Charge offs	(484)	(723)
Recoveries	87	354
Provision for loan loss	1,708	2,158
Acquisition of Cardinal	—	1,645

Allowance for Loan Loss, end of period	$15,879	$15,879

Changes in the allowance for loan losses for the periods ended June 30, 2007, are as follows (in thousands):

	Three Months	Six Months
Balance, beginning of period	$11,092	$10,829
Charge offs	(112)	(219)
Recoveries	96	166
Provision for loan loss	200	500

Allowance for Loan Loss, end of period	$11,276	$11,276

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	June 30,	December 31,
	2008	2007
Impaired loans without a related allowance for loan loss	$3,455,453	$1,610,836
Impaired loans with a related allowance for loan loss	8,163,507	6,191,025

Total impaired loans	$11,618,960	$7,801,861

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
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $65,000 or 1.6% comparing the second quarters of 2008 and 2007. Total noninterest income decreased approximately $215,000 or 2.6% comparing the year-to date periods of 2008 and 2007. The fluctuations in the income categories that make up noninterest income are as follows:
•	Service charges on deposit accounts -
o	Quarter to date service charges on deposit accounts increased $111,000 due mainly to income from Cardinal of $99,000. NSF fees income, excluding Cardinal, increased $76,000. A decrease in Automated Teller Machine (“ATM”) fee income of $53,000 offset the increases.

o	Year to date increases of $140,000 included income from Cardinal of $99,000 and an increase in NSF fees excluding Cardinal, of $83,000. Partially offsetting the increases, overdraft protection chargeoffs, net of recoveries, increased which can be attributed the weakening economy.

Although gross chargeoffs declined by $7,000, recoveries decreased by $25,000, resulting in an $18,000 net decrease in income.
•	Other service fee income
o	Quarter to date other service fee income decreased by approximately $137,000 due to decreases in the commission income earned from the origination of mortgages of $148,000. Offsetting the decrease was income from Cardinal of $8,000 and an increase in merchant fee income and credit card user fees.

o	Year to date other service fee income decreased approximately $115,000. Mortgage origination fees were down by $190,000. Investment fee income, earned by the brokerage division, Main Street Investment Services, Inc., increased by approximately $82,000.
•	Gain on sale of mortgages
o	Quarter to date results show a net gain in the sale of mortgages increasing by approximately $139,000 or an 8.4% increase as total loans originated and sold increased. The adjustment resulting from earlier implementation of SAB 109 accounted for a $62,000 decrease as mortgage interest rate lock commitments declined from $131.9 million at March 31, 2008 to $80.1 million at June 30, 2008. As discussed in note 4 to the financial statements, mortgage interest rate lock commitments are under best efforts contracts to sell mortgages to agencies and other investors.

o	Year to date, gain on sale of mortgage loans increased $500,000 or 16.4%. The year-to-date SAB 109 adjustment resulted in an approximate increase of $162,000. SAB 109 was implemented in the first quarter of 2008.
•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 11.67% for the year to date and 25.73% for the quarter to date.

•	Mortgage banking income decreased approximately $65,000, or 48.6%, for the quarter and $134,000 or 63.2% for the year to date due in part to the valuation adjustment to mortgage servicing rights (“MSR”) to reflect a steady decline in the average serviced mortgage balances and a drop in the servicing fees received.

•	Other income decreased by approximately $29,000 or 55.8% for the quarter and $55,000 or 46.2% for the year mainly due to losses on the sale of other real estate owned and the reduction of the check cashing fees.
Noninterest Expense
Total noninterest expenses were $10,152,684 for the second quarter of 2008, compared to $8,683,073 in the same period of 2007, an increase of $1,469,611, or 16.9%. Total noninterest expenses were $18,795,365 for the six months ended June 30, 2008, compared to $16,947,480 for the same period of 2007, an increase of $1,847,885, or 10.9%.
The following is a summary of the fluctuations for the quarter and six months ended June 30, 2008 as compared to June 30, 2007.
•	Salaries and benefits -
o	Quarter-to-date salaries and employee benefit expenses slightly increased by $58,000 or 1.2%. Addition of the Cardinal employees increased expense by $694,000. Accruals for the bonus incentive plan decreased $428,000 based on performance measures. Salaries and benefits associated with loan originations caused a reduction of expenses by $574,000 due to increased deferrals which were a product of increases in (1) loan volume and (2) cost per loan that was

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

o	Year-to-date increases in salaries and employee benefits were up by $87,000 or 0.9% for same reasons as discussed above.
•	Occupancy expenses –
o	Quarter-to-date occupancy and equipment expenses increased by $306,000 or 31.0%. The increase attributable to the addition of the Cardinal branches was $267,000, with the remaining 1.4% increase attributable to normal recurring increases in costs.

o	Year-to-date increases in occupancy and equipment expenses increased by $268,000 for the same reasons as discussed above.
•	Printing and supplies –
o	Printing and supplies increased by $56,000, or 40.5%, comparing second quarter 2008 with second quarter 2007. Supplies for the new offices opened or acquired after the first quarter of 2008 created additional expenses along with the normal increase in the price of supplies. Certain training and merger supplies required for the June 2008 conversion of Cardinal files increased the printing and supplies cost also.

o	Year-to-date increases in printing and supplies increased $98,000 for reasons discussed above and the additional expenses related to the new offices opened after first quarter 2007.
•	Data processing –
o	Quarter-to-date data processing expense increased $161,000 or 147.0%, with $135,000 attributable to Cardinal processing expenses.

o	Year–to-date data processing expense increased $173,000 or 82.0% for same reasons as discussed above.
•	Communications expense –
o	Quarter-to-date communications expense decreased by $70,000 or 20.1% compared with the second quarter of 2007 as the Company entered into a new contract for data and voice services during the last half of 2007.

o	Year-to-date communications expense decreased by $111,000 or 18.5% compared with the same period of 2007 for the same reason discussed above.
•	Amortization of the core deposit intangible –
o	Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002, High Country Financial Corporation in 2004, and Cardinal State Bank in 2008 increased $38,000, or 19.2%, for the quarter due to the intangible acquired in the purchase of Cardinal on March 31, 2008. The CDI amortization is intended to match the expected life of the related deposits. The amortization related to the acquisition of Cardinal is $191,000 for the first twelve months and declines to $128,000 per year in the fourth year, remaining constant thereafter until amortization is completed in the second month of the tenth year.
o	For the year, the amortization increased $28,000, or 7.1%, for the same reason discussed above.

•	Other operating expenses –
o	Quarter to date, other operating expenses increased approximately $919,000 or 48.1% with Cardinal contributing $262,000 of the increase. The largest increases were in the following categories: accounting fees due to additional services provided regarding loan and credit review (up $98,000); other outside services (up $26,000) due to expanded loan review; taxes and licenses up ($41,000) due to accrual of franchise tax for holding company in addition to franchise tax for bank; advertising (up $97,000) for special promotions and projects; ATM service fees (up $40,000) as a larger number of debit cards were issued along with increased usage. Also, an additional accrual was recorded in conjunction with potential expenditures related to lawsuits discussed in note 4 to the financial statements.

o	Year to date, other operating expenses increased $1.3 million or 35.9% with Cardinal contributing $262,000. The largest increases were in the following categories: accounting fees (up $250,000); ATM fees (down $40,000); advertising (up $200,000); FDIC assessments (up $154,000); taxes and licenses (up $94,000); outside service fees (up $141,000); courier expense (down $34,000); and for various other expenses including accrual for lawsuits.
Income Tax Expense
Income tax expense for the third quarter of 2008 was $832,566 compared to $1,852,128 in the second quarter of 2007, a decrease of 55.0%.  The effective tax rate for the second quarter of 2008 was 32.5% compared to 32.8% in the same period of 2007.
Income tax expense for the six month period ending June 30, 2008 was $2,112,011 compared to $3,670,738, a decrease of 42.5%.  The effective tax rate for the six months ending June 30, 2008 was 31.3% compared to 32.3% in the same period of 2007.  The effective tax rate decrease was attributable to increased tax-exempt investment income and reduced annualized net income.   Tax-exempt income from municipal loans and investments represented 18% of income before taxes for the first six months of 2008 period, up from 10% for the same period last year. This reduction in 2008 compared with 2007 was partially offset by nonrecurring tax-exempt income recognized in the first quarter of 2007 from a bank-owned life insurance death benefit.
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
Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our 2007 Annual Report on Form 10-K, we have identified material weaknesses in internal controls relating to (1) the accuracy and completeness of the assignment of risk grades to loans; (2) the approval of new loans or modifications to existing loans; (3) underwriting practices in regard to loan documentation, appraisals and lien perfection; and (4) obtaining support for the various components of the model used to estimate the allowance for loan losses. In addition, we believe the error resulting in the restatement of our second quarter 2008 interim financial statements is the result of a material weakness in internal controls over financial reporting, relating to review controls over spreadsheets used to accumulate impaired loan valuation allowances.
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
Control procedures that were put into place after the quarter ended June 30, 2008 also include additional recalculation and verification controls over the impairment spreadsheet to ensure that keying errors are detected and corrected during future reporting periods.
Our Board of Directors is actively monitoring these remediation efforts and may direct measures as deemed appropriate from time to time. We cannot be certain how long it will take to fully implement the remediation plan, whether the remediation plan will be effective to maintain adequate controls over our financial reporting process in the future, or whether the remediation plan will be sufficient to address and eliminate the material weaknesses.
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

Shambley, James N. Smoak, Harry C. Spell, and C. Kenneth Wilcox to serve one-year terms on the Board of Directors or until their successors are elected and qualified. Votes for each nominee were as follows:

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
November 5, 2008