Form 10-Q
period 2008-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2008-11-10
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Common shares outstanding as of September 30, 2008, par value $1.00 per share, were 11,533,299.
The registrant has no other classes of securities outstanding.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income Three and Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33-34

Part II. Other Information

Item 6. Exhibit Index	35

Signatures	36

Exhibits	37-39
EX-31.1
EX-31.2
EX-32.1
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$26,574,471	$24,267,806
Federal funds sold	32,000	—
Interest-bearing deposits	12,514,761	2,058,069

TOTAL CASH AND CASH EQUIVALENTS	39,121,232	26,325,875

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $139,075,578 in 2008 and $141,439,626 in 2007)	140,709,259	142,483,720

GROSS LOANS	1,118,618,961	898,753,056
Less: Allowance for loan losses	(16,526,439)	(12,445,555)

NET LOANS	1,102,092,522	886,307,501

LOANS HELD FOR SALE	44,840,692	52,753,907

ACCRUED INTEREST RECEIVABLE	6,283,629	6,054,982

PREMISES AND EQUIPMENT, NET	32,947,888	26,779,889

FORECLOSED REAL ESTATE	3,000,515	602,000

FEDERAL HOME LOAN BANK STOCK, AT COST	7,689,400	2,557,300

INVESTMENT IN BANK-OWNED LIFE INSURANCE	23,386,362	22,682,702

GOODWILL	54,148,728	32,696,900

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $4,869,974 at September 30, 2008 and $4,218,393 at December 31, 2007)	4,885,513	4,261,115

OTHER ASSETS	10,273,934	7,571,350

TOTAL ASSETS	$1,469,379,674	$1,211,077,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$157,549,301	$154,979,227
Interest-bearing deposits:
NOW, savings, and money market accounts	278,827,325	232,888,349
Time certificates:
Over $100,000	285,162,132	267,529,772
Other	386,356,443	308,044,736

TOTAL DEPOSITS	1,107,895,201	963,442,084

SHORT-TERM BORROWINGS	153,123,523	66,425,129

LONG-TERM BORROWINGS	45,085,967	37,774,000

ACCRUED INTEREST PAYABLE	3,370,058	3,434,832

OTHER LIABILITIES	7,248,546	6,732,202

TOTAL LIABILITIES	1,316,723,295	1,077,808,247

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 11,533,299 shares in 2008 and 10,563,356 shares in 2007	11,533,299	10,563,356
SURPLUS	87,988,909	70,986,684
RETAINED EARNINGS	52,139,305	51,086,684
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	994,866	632,270

TOTAL STOCKHOLDERS’ EQUITY	152,656,379	133,268,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,379,674	$1,211,077,241

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$17,552,428	$17,368,558	$50,989,199	$50,693,524
Interest on federal funds sold	8,195	99,381	45,071	267,569
Interest on securities:
Taxable	1,334,959	1,407,074	3,984,590	3,895,345
Non-taxable	381,658	308,657	1,123,390	887,379
Interest-bearing deposits	161,331	47,434	300,443	110,164

Total interest income	19,438,571	19,231,104	56,442,693	55,853,981

INTEREST EXPENSE
Time deposits of $100,000 or more	2,950,752	3,130,594	8,633,227	8,857,793
Other deposits	4,594,436	4,873,263	14,104,850	14,122,831
Borrowed funds	1,268,265	499,702	3,349,410	1,519,931

Total interest expense	8,813,453	8,503,559	26,087,487	24,500,555

NET INTEREST INCOME	10,625,118	10,727,545	30,355,206	31,353,426

PROVISION FOR LOAN LOSSES	1,334,000	300,000	3,492,000	800,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,291,118	10,427,545	26,863,206	30,553,426

NONINTEREST INCOME
Service charges on deposit accounts	1,171,772	1,002,897	3,246,318	2,937,543
Other service fees	858,162	863,393	2,598,978	2,719,193
Net gain on sales of mortgage loans	1,872,365	1,337,985	5,429,043	4,394,351
Net gain (loss) on investment securities	(966,251)	44,674	(972,826)	44,674
Income on investment in bank owned life insurance	237,759	255,000	706,221	785,343
Mortgage banking income (loss)	(10,878)	63,916	67,229	276,183
Bank owned life insurance death benefit	—	—	—	481,940
Other income (loss)	(105,238)	(11,399)	(40,747)	108,381

Total noninterest income	3,057,691	3,556,466	11,034,216	11,747,608

NONINTEREST EXPENSE
Salaries and employee benefits	5,136,319	4,624,760	15,051,823	14,452,777
Occupancy and equipment expenses	1,307,042	984,639	3,577,635	2,987,256
Printing and supplies	176,085	126,734	556,617	409,404
Data processing	217,010	104,856	600,420	315,495
Communication expense	271,657	337,269	757,975	934,343
Amortization of core deposit intangible	228,717	194,149	651,582	589,086
Other	2,423,953	1,643,874	7,360,096	5,275,400

Total noninterest expense	9,760,783	8,016,281	28,556,148	24,963,761

INCOME BEFORE INCOME TAXES	2,588,026	5,967,730	9,341,274	17,337,273

INCOME TAXES	795,271	2,045,373	2,907,282	5,716,111

NET INCOME	$1,792,755	$3,922,357	$6,433,992	$11,621,162

NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.37	$0.57	$1.10

Diluted	$0.15	$0.37	$0.57	$1.08

CASH DIVIDENDS PER COMMON SHARE	$0.13	$0.13	$0.39	$0.38

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET INCOME	$1,792,755	$3,922,357	$6,433,992	$11,621,162

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Unrealized holding gains on securities available for sale	1,315,130	2,045,595	(383,240)	616,202
Tax effect	(506,324)	(798,047)	147,548	(242,120)

Unrealized holding gains on securities available for sale, net of tax	808,806	1,247,548	(235,692)	374,082

Reclassification adjustment for realized losses (gains)	966,251	(44,674)	972,826	(44,674)
Tax effect	(372,007)	17,199	(374,538)	17,199

Reclassification adjustment for realized losses (gains), net of tax	594,244	(27,475)	598,288	(27,475)

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,403,050	1,220,073	362,596	346,607

COMPREHENSIVE INCOME	$3,195,805	$5,142,430	$6,796,588	$11,967,769

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2008

				Accumulated
				Other	Total
				Comprehensive	Stockholders’
	Common Stock	Surplus	Retained Earnings	Income	Equity
Balance, December 31, 2006	$10,611,052	$71,151,626	$43,107,431	$(470,968)	$124,399,141

Net income			11,621,162		11,621,162

Shares issued under stock option plan*	67,894	467,811			535,705

Cash dividends declared			(4,026,260)		(4,026,260)

Stock repurchased	(106,097)	(637,150)	(1,198,618)		(1,941,865)

Other comprehensive income				346,607	346,607

Balance, September 30, 2007	$10,572,849	$70,982,287	$49,503,715	$(124,361)	$130,934,490

Balance, December 31, 2007	$10,563,356	$70,986,684	$51,086,684	$632,270	$133,268,994

Net income			6,433,992		6,433,992

Shares issued under stock option plan*	86,254	510,854			597,108

Stock option compensation		47,669			47,669

Tax benefit from exercise of stock options		252,250			252,250

Cumulative effect of adoption of new accounting standard (Note 10)			(897,253)		(897,253)

Cash dividends declared			(4,484,118)		(4,484,118)

Fractional purchased	(58)	2			(56)

Shares issued in acquisition of Cardinal State Bank	883,747	16,191,450			17,075,197

Other comprehensive income				362,596	362,596

Balance, September 30, 2008	$11,533,299	$87,988,909	$52,139,305	$994,866	$152,656,379

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,433,992	$11,621,162
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) premiums (discounts) on investment securities	(30,840)	68,439
Provision for loan losses	4,122,000	800,000
Net gain on sales of mortgage loans held for sale	(5,429,043)	(4,394,351)
Net loss on available for sale securities	972,800	—
Net (gain) loss on sales of available for sale securities	26	(44,674)
Increase in investment in Bank owned life insurance	(706,221)	(785,343)
Depreciation and amortization	1,511,501	1,455,675
Net gain (loss) on sale of premises and equipment	50,029	(76,823)
Gain on bank owned life insurance	—	(481,940)
Amortization of core deposit intangible	651,582	589,086
Deferred tax (benefit) provision	(1,419,553)	—
Stock based compensation expense	47,669	—
Originations of mortgage loans held-for-sale	(772,639,226)	(690,149,132)
Proceeds from sales of mortgage loans	785,981,484	700,844,096
(Increase) decrease in accrued interest receivable	405,972	(616,221)
(Increase) decrease in other assets	(1,831,365)	731,348
Increase (decrease) in accrued interest payable	(666,193)	460,851
Decrease in other liabilities	(696,712)	(2,048,451)

Net cash provided by operating activities	16,757,902	17,973,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(30,762,451)	(40,163,656)
Proceeds from sales of available for sale securities	13,067,292	22,911,510
Proceeds from maturities of available for sale securities	19,624,095	2,935,000
Net change in loans	(69,987,144)	(37,103,404)
Acquisition of Cardinal State Bank, net of cash	11,979,969	—
Purchases of premises and equipment	(1,703,824)	(2,655,612)
Proceeds from redemption of Federal Home Loan Bank stock	1,161,100	850,300
Purchases of Federal Home Loan Bank stock	(5,742,000)	—
Proceeds from sale of premises and equipment	287,136	1,625,807
Proceeds from death benefit from bank owned life insurance	2,561	1,277,376

Net cash used in investing activities	(62,073,266)	(50,322,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in checking, NOW, money market and savings accounts	(17,487,340)	(2,427,220)
Net increase (decrease) in time certificates	(9,639,973)	43,638,889
Net increase (decrease) in borrowed funds	88,872,850	(24,369,067)
Fractional shares retired	(56)
Purchases of common stock		(1,941,865)
Dividends paid	(4,484,118)	(4,026,260)
Tax benefit from exercise of stock options	252,250	—
Proceeds from exercise of stock options	597,108	535,705

Net cash provided by financing activities	58,110,721	11,410,182

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,795,357	(20,938,775)

CASH AND CASH EQUIVALENTS:
Beginning of period	26,325,875	44,056,134

End of period	$39,121,232	$23,117,359

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Bank acquired Cardinal State Bank on March 31, 2008. Refer to note 3 for additional information. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008. Operating results, for the three and nine months ended September 30, 2008, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.
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
During the three and nine months ended September 30, 2008, 100 and 14,442 options were vested, respectively. During the three and nine months ended September 30, 2007, 100 and 3,671 options were vested, respectively. At September 30, 2008 there were 116,643 options unvested and 10,853 shares available for future grants of options in addition to the shares available under the abovementioned Omnibus Plan.
On March 31, 2008, the number of outstanding options increased by 140,258 in conjunction with the acquisition of Cardinal State Bank. These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $13.04 per option and a weighted average life of 6.25 years.
During the third quarter of 2008, there were no options granted. During the nine months ended September 30, 2008 there were 79,500 options granted.
During the third quarter of 2007, there were no options granted. During the nine months ended September 30, 2007 there were 52,500 options granted.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

2. Stock-based Compensation (continued)
The compensation expense related to options was $18,268 for the three-month period and $47,669 for the nine-month period ending September 30, 2008. As of September 30, 2008 there was $271,587 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.07 years.
Cash received from the options exercised during the three and nine months ended September 30, 2008 was $143,156 and $597,108, respectively. Cash received from the options exercised during the three and nine months ended September 30, 2007 was $185,586 and $535,705, respectively. Of the 86,254 shares exercised in 2008, 37,964 were director options that had been granted under stock option plans at other banks prior to the acquisition of those banks by the Bank.
3. Business Combinations
At opening of business on March 31, 2008, the Company completed the merger with Cardinal State Bank (“Cardinal”), headquartered in Durham, NC. Cardinal had $193.9 million in tangible assets, excluding fair value adjustments, but including $149.2 million in gross loans and $18.1 million in tangible equity at the closing date. Pursuant to the agreement, for each share of Cardinal stock, Cardinal shareholders received either $17.62 in cash or 0.91771 shares of Company stock, subject to an overall allocation of 58% cash and 42% stock. The overall acquisition cost was approximately $42.3 million based on the issuance of 0.9 million shares of Company stock at a two-week average stock price of $19.00 around the date of the merger agreement, cash payment of $23.5 million to Cardinal shareholders, and $1.7 million in other transaction costs. Other transaction costs included $0.3 million for the fair market value of Cardinal stock options assumed by the Company and converted into 140,258 options to buy shares of Company stock. Further details are available in the Report on Form 8-K filed June 14, 2007.
The purchase price was allocated to the net assets acquired at fair market value based on information currently available as follows:

Fair Value
Assets:
Cash and cash equivalents	$18,028,591
Federal funds sold	18,047,000
Loans, net	149,947,952
Premises and equipment, net	6,312,841
Other assets acquired	4,844,351
Goodwill	21,451,828
Core deposit intangible	1,275,979
Liabilities:
Deposits	(170,689,695)
Other liabilities	(6,945,466)

Total net assets acquired/consideration given	$42,273,381

Results of operations of Cardinal, subsequent to March 30, 2008, are included in the Company’s results of operations for the nine months ended September 30, 2008.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

3. Business Combinations (continued)
The unaudited proforma combined present and historical results, as if Cardinal had been acquired at January 1, 2007 and January 1, 2008 after adjustments for amortization of intangibles are presented below:

	Three Months Ended
	September 30, 2007	September 30, 2008
Net interest income	$12,209,161	$10,625,118
Noninterest income	3,674,536	3,057,691

Total revenue	15,883,697	13,682,809
Provision for loan losses	376,100	1,334,000
Other noninterest expense	9,773,507	9,760,783

Income before taxes	5,734,090	2,588,026
Income tax expense	379,178	795,271

Net income	5,354,912	1,792,755

Basic earnings per share	$0.47	$0.16
Diluted earnings per share	0.46	0.15

	Nine Months Ended
	September 30, 2007	September 30, 2008
Net interest income	$36,181,355	$31,677,322
Noninterest income	12,155,906	11,159,850

Total revenue	48,337,261	42,837,172
Provision for loan losses	622,900	3,457,000
Other noninterest expense	30,083,624	30,051,405

Income before taxes	17,630,737	9,328,767
Income tax expense	4,049,916	2,903,030

Net income	13,580,821	6,425,737

Basic earnings per share	$1.18	$0.56
Diluted earnings per share	1.16	0.55
The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.
On September 10, 2008, the Company announced that it had entered into a definitive agreement whereby the Company would acquire American Community Bancshares, Inc., and its subsidiary, American Community Bank, in a transaction with a total value of approximately $92 million. American Community Bancshares shareholders will have the right to receive either $12.35 in cash or .8517 of the Company’s shares of common stock for each American Community share, subject to the limitations that 19.5% of total consideration is to be paid in cash and 80.5% in Yadkin Valley Financial shares. Those American Community shares exchanged for stock will convert to Yadkin Valley Financial shares in a tax-free exchange. Cash will also be paid in lieu of fractional shares. Closing of the transaction, which is expected to occur no later than the beginning of the first quarter of 2009, is subject to certain conditions, including approval by Yadkin Valley shareholders and American Community shareholders as well as regulatory approval.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

4. Investment Securities
The following table provides information on the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired (“OTTI”) and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2008. The unrealized losses relate to securities that have incurred fair value reductions due to increases in market interest rates since the securities were purchased, and are considered by management to be temporary. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. Management has the intent and ability to hold these securities until maturity or a recovery in fair value.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2008	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
Mortgage backed securities	13,135,087	255,971	2,099,346	77,666	15,234,433	333,637
State and municipal securities	10,494,484	315,592	393,309	1,691	10,887,793	317,283

Total temporarily impaired securities	$23,629,571	$571,563	$2,492,655	$79,357	$26,122,226	$650,920

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2007	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$3,969,400	$420	$20,396,555	$100,401	$24,365,955	$100,821
U.S. Treasury securities	—	—	—	—	—	—
Mortgage backed securities	6,588,769	49,861	14,774,460	358,722	21,363,229	408,583
State and municipal securities	4,599,041	28,115	15,749,417	325,026	20,348,458	353,141
Other securities	—	—	880,701	9,615	880,701	9,615

Total temporarily impaired securities	$15,157,210	$78,396	$51,801,133	$793,764	$66,958,343	$872,160

If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement. During the third quarter of 2008, the market for preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) deteriorated significantly after being placed under conservatorship by the government and consequently management recorded an OTTI charge of $972,800 (pre-tax) against earnings. Management believes that the market prices of these equity securities will not recover in the immediate future due to current the economic environment. The Company has in place a tax planning strategy to generate capital gains to offset the capital losses on the securities mentioned above in the event they are necessary prior to the expiration of the capital loss carryforward on the OTTI charge.
5. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2008, the Company, had commitments outstanding of $294.7 million for additional loan amounts. Commitments of Sidus Financial, LLC (“Sidus”), the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $6.7 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

5. Commitments and Contingencies (continued)
At September 30, 2008, Sidus had $166.5 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $162.7 million of mortgage interest rate lock commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.
The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. The Company has been sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who allege breach of contract. In addition, the plaintiffs seek liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also assert that non-compete provisions of the employment agreements do not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company appealed rulings of the trial court judge in favor of the plaintiffs, former employees, for severance and wage payments under employment agreements with the Company. The North Carolina Court of Appeals issued an opinion on May 6, 2008 upholding the trial court’s rulings in favor of the plaintiffs and remanding the cases back to the trial court for a determination of the amount of damages to which the plaintiffs are entitled. The Company petitioned the North Carolina Supreme Court to grant discretionary review of that decision. Trial court proceedings will be held in abeyance until the Supreme Court acts on the Company’s petition for discretionary review. On the same date in a related action, the North Carolina Court of Appeals also issued an opinion upholding an award of court costs and attorney’s fees to the other party in the amount of $30,000. Because the dispositive issues in the third case were intertwined with the first two cases, the Company likewise petitioned the Supreme Court to review the third case decision. The North Carolina Supreme Court declined to review this case, and the Company settled all outstanding claims in the aforementioned third case for an immaterial amount.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Basic EPS denominator:

Weighted average number of common shares outstanding	11,525,277	10,584,092	11,198,506	10,603,937

Dilutive effect arising from assumed exercise of stock options	57,465	136,997	77,440	178,428

Diluted EPS denominator	11,582,742	10,721,089	11,275,946	10,782,365
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

6. Earnings per share (continued)
During the quarter ended September 30, 2008, 191,942 stock options were not considered dilutive because the exercise prices exceeded the average market price of $14.59 per share. These non-dilutive shares had exercise prices ranging from $14.91 to $19.07 per share and had a weighted average price of $16.07 per share. During the first nine months of 2008, 193,313 stock options were not considered dilutive because the exercise prices exceeded the average market price of $14.25 per share. These non-dilutive shares had exercise prices ranging from $14.37 to $19.07 per share and had a weighted average price of $16.05 per share.
7. Stockholders’ Equity
On September 18, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share to all stockholders of record on October 3, 2008, and payable October 24, 2008. The dividend reduced stockholders’ equity by $1,497,066.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding shares (“2007 plan”), The Company did not purchase any shares during the first three quarters of 2008. Under the 2007 plan, the Company has repurchased a total of 71,281 shares at an average price of $17.10 per share. There are 28,719 shares available to purchase under the 2007 plan at September 30, 2008.
8. Business Segment Information
Sidus is a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and West Virginia. The following table details the results of operations for the first nine months of 2008 and 2007 for the Bank, Sidus, and Other (eliminations and Holding Company).

September 30, 2008	Bank	Sidus	Other	Total

Interest income	$54,496,332	$1,946,361	$—	$56,442,693

Interest expense	24,381,777	772,921	932,789	26,087,487

Net interest income	30,114,555	1,173,440	(932,789)	30,355,206

Provision for loan losses	3,492,000	—	—	3,492,000

Net interest income after provision for loan losses	26,622,555	1,173,440	(932,789)	26,863,206
Net loss on investment securities	(972,826)	—	—	(972,826)

Other income	6,064,168	5,429,043	513,831	12,007,042

Other expense	23,675,432	4,725,828	154,888	28,556,148

Income before income taxes	8,038,465	1,876,655	(573,846)	9,341,274

Income taxes (2)	2,175,387	731,895	—	2,907,282

Net income	$5,863,079	$1,144,760	$(573,846)	$6,433,992

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

8. Business Segment Information (continued)

September 30, 2008	Bank	Sidus	Other	Total

Total assets (3)	$1,503,292,786	$44,840,692	$(86,308,207)	$1,469,379,674
Net loans	1,102,792,522	—	—	1,102,092,522
Loans held for sale	—	52,395,095	—	44,840,692
Goodwill	49,204,856	4,943,872	—	54,148,728

September 30, 2007	Bank	Sidus	Other		Total

Interest income (1)	$54,101,239	$1,911,454		$(158,712)	$55,853,981
Interest expense	23,147,701	1,511,566		(158,712)	24,500,555

Net interest income	30,953,538	399,888		—	31,353,426

Provision for loan losses	800,000	—		—	800,000

Net interest income after provision for loan losses	30,153,538	399,888		—	30,553,426
Net gain on sale of investment Securities	44,674	—		—	44,674
Other income	7,308,583	4,394,351		—	11,702,934

Other expense	21,219,884	3,743,877		—	24,963,761

Income before income taxes	16,286,911	1,050,362		—	17,337,273
Income taxes (2)	5,306,470	409,641		—	5,716,111

Net income	$10,980,441	$640,721		$—	$11,621,162

Total assets (3)	$1,158,959,829	$42,926,785		$(57,920,290)	$1,143,966,324
Net loans	840,384,375	—		—	840,384,375
Loans held for sale	—	36,050,302		—	36,050,302
Goodwill	$27,753,028	$4,943,872	$		$32,696,900

(1)	Note: In 2007, the Bank allocated interest expense to Sidus based on the Bank’s cost of funds plus an additional charge of 87.5 basis points. The additional basis points charge, reflected in interest income to the Bank and interest expense to Sidus, is eliminated in the “Other” column. In 2008, the Bank allocated interest expense based on its cost of funds as a change in approach to report segment results.

(2)	Note: Income tax expense has been allocated to the Sidus business segment for comparative purposes. As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(3)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($85,000,000 in 2008 and $55,000,000 in 2007), the Bank’s Investment in Sidus ($3,000,000 in 2008 and 2007), and the Bank’s A/R from Sidus ($144,337 in 2008 and $229,777 in 2007). Also included in this column are Holding Company assets ($1,836,130 in 2008 and $309,487 in 2007) and Holding Company income and expenses.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

9. Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.
10. New Accounting Standards
In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-04, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-04 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during post-retirement periods, the costs of the life insurance policy during the post-retirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-04 is effective for fiscal years beginning after December 15, 2007. The effect of the adoption of EITF Issue 06-04 was a reduction to retained earnings of $897,253 during 2008.
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
In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously, under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Company adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential loans held for sale that are accounted for as derivatives under SFAS 133. The Company does not account for any other written loan commitments at fair value through earnings. The impact of adopting SAB 109 to noninterest income and total assets for the three-month and nine-month periods ended September 30, 2008 was an increase of $65,000 and $227,000, respectively, to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, non-controlling interests, acquisition-related transaction
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

10. New Accounting Standards (continued)
costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. In the event that the merger with Amercian Community Bancshares does not conclude prior to December 31, 2008, the Company’s financial statements could be materially impacted by the adoption of SFAS No. 141(R).
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on the Company’s consolidated financial statements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, the Company believes there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. See note 11 for SFAS 157 adoption impact.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

10. New Accounting Standards (continued)
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
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

11. Fair Value (continued)
that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.
Interest Rate Locks and Forward Sale Loan Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The amount of fair value associated with these interest rate lock commitments and sale commitments is considered immaterial for purposes of reporting under SFAS 157.
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
Assets subjected to recurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level	3
Available for sale securities	$140,709,259	$54,921	$140,654,338	$—
Mortgage servicing rights	$1,733,380	$—	$—	$1,733,380
The following table presents a rollforward of mortgage servicing rights from December 31, 2007 to September 30, 2008 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Fair Value	Level 3
Balance, beginning of period	$2,000,770	$2,000,770
Losses included in earnings	(325,250)	(325,250)
Net transfers	57,860	57,860

Balance, end of period	$1,733,380	$1,733,380

Mortgage Loans Held for Sale
Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. At September 30, 2008 the cost of the Company’s mortgage loans held for sale was less than the market value. Accordingly, at quarter end the Company’s loans held for sale were carried at cost.
Loans Held for Investment
The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

11. Fair Value (continued)
of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Asset subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$11,663,589	—	—	$11,663,589
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
This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2007 Annual Report on Form 10-K under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:
•	significant increases in competitive pressure in the banking and financial services industries;

•	the risk that the businesses of Yadkin Valley and American Community will not be integrated successfully following the merger or such integration may be more difficult, time-consuming or costly than expected;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in deposit flows;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.
We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Recent Government Actions
On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (the “Capital Purchase Program”) pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.The terms and conditions of the Capital Purchase Program are generally described in the Treasury’s term sheet available on the Treasury’s website at http://www.ustreas.gov. The Company intends to participate in the Treasury’s Capital Purchase Program, and apply for the maximum of 3% of total risk-weighted assets. This translates to approximately $35 to $37 million in additional capital.
Another aspect of EESA (in addition to the Capital Purchase Plan) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009.
In addition, the Bank anticipates participating in the FDIC’s Temporary Liquidity Guarantee Program, which was announced October 14, 2008 as part of EESA. This guarantee applies to the following transactions:
• All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and
• Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.
All FDIC institutions are covered for the first 30 days at no cost. After the initial 30 day period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.
Overview
The following discussion describes our results of operations for the quarter and nine-month period ended September 30, 2008 as compared to the quarter and nine-month period ended September 30, 2007, and also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on interest-bearing liabilities.
Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

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
Changes in Financial Position
Total assets at September 30, 2008 were $1,469.4 million, an increase of $258.3 million or 21.3% compared to assets of $1,211.1 million at December 31, 2007. The increase included assets acquired from the Cardinal merger and capitalized merger costs totaling $219.9 million. Without the additional assets acquired in the merger, assets would have increased $38.4 million or 3.2%. The loan portfolio, net of allowance for losses, was $1,102.1 million including net loans at fair value from the Cardinal acquisition of $149.9 million at March 31, 2008, compared to $886.3 million at December 31, 2007. Gross loans held for investment increased by $219.9 million, or 24.5%, of which $151.6 million came from the Cardinal acquisition. Excluding the impact of the Cardinal acquisition, gross loans held for investment increased by $68.3 million, or 7.6%. The allowance for loan losses increased $4.1 million with Cardinal contributing $1.7 million to the allowance on the date of acquisition.
Loan growth concentration was divided within the following categories. Commercial loans increased by $72.8 million, or 14.2%, with $98.2 million acquired at the Cardinal merger and a decrease of $20.0 million attributable to the Cardinal region since acquisition. Construction and land development loans increased by $57.7 million, or 39.2%, with $18.3 million acquired at Cardinal merger and an increase of $13.7 million attributable to the Cardinal region since acquisition. Home equity lines of credit increased $21.6 million, 21.6%, with $8.3 million acquired at merger and $0.5 million decrease attributable to the Cardinal region since acquisition. Loans were funded by certificates of deposit (“CODs”), negotiable orders of withdrawal (“NOW”), money market deposits, and borrowings. The Bank promoted one or more special COD rates throughout the period.
Mortgage loans held for sale decreased by $7.9 million (15.0%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are held normally for a period of two to three weeks before being sold to investors. The timing of the loans closed within each month allowed the Bank to sell more of its outstanding loans at the end of September 2008 than at year end 2007. Mortgage loans closed in 2008, ranging from a low of $58.7 million in January to a high of $109.1 million in February, totaled $772.6 million, compared to $694.6 million for the same year-to-date period ended September 30, 2007. Mortgage loans sold during the nine months ended September 30, 2008 totaled $780.5 million compared to $701.2 million during the same period in the prior year. During April, 2008 Sidus expanded its footprint along the East Coast by entering into 6 new states in the New England area throughout the following 6 months. This contributed to the increase in gains on sales of mortgages and to the increased volume in mortgage loans originated and sold.
The securities portfolio decreased 1.3% from $142.5 million at December 31, 2007, to $140.7 million at September 30, 2008. The portfolio is comprised of U.S. treasury securities (2.1%), securities of federal agencies (29.7%), mortgage-backed securities (38.6%), tax-exempt municipal securities (29.5%), and publicly traded common and preferred stocks
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

(0.04%). Temporary investments, including deposits at the Federal Home Loan Bank (“FHLB”) and federal funds sold, increased from approximately $472,000 at December 31, 2007 to $748,000 at September 30, 2008. The Company recognized other than temporary impairment pre-tax loss of $972,800, as discussed in Note 4, on Freddie Mac preferred securities. However, no assurance can be made that the Company will not have other than temporary impairment on these securities in the future.
Other assets increased $5.1 million during the nine-month period ended September 30, 2008, due largely to the deferred tax benefit of $2.0 million acquired in the purchase of Cardinal. Other real estate owned (OREO) increased $2.4 million, with $0.9 million attributable to the Cardinal merger, and additional investments were made in the amount of $0.6 million. Offsetting the increase was a decrease in the BOLI receivable of $568,000 from a death benefit, as it was received during the first quarter 2008. The Company evaluates the Banking and Sidus segments for impairment on an annual basis at April 30 and October 1, respectively. Upon evaluation management determined that no impairment existed in the banking segment. Evaluation of the Sidus segment is currently in process. However, no assurance can be made that the Company will not have impairment in the banking or Sidus reporting unit in the future.
Deposits increased $144.4 million or 15.0% comparing September 30, 2008 to December 31, 2007, with $11.2 million of this increase occurring during the third quarter. Deposits totaling $170.7 million were attributable to the Cardinal acquisition. Overall, noninterest-bearing demand deposits increased $2.6 million or 1.7% during the nine-month period ended September 30, 2008, which includes the $15.8 million from the Cardinal acquisition and an additional increase of $0.6 million from the Cardinal region. NOW, savings, and money market accounts increased $45.9 million or 19.7% with Cardinal contributing $49.6 million at merger but decreasing by $10.9 million since the acquisition. CODs over $100,000 increased $17.6 million or 6.6% with Cardinal contributing $29.9 million and increasing to $41.0 million since the acquisition. Other COD’s increased $78.3 million or 25.4% with Cardinal contributing $73.5 million in other COD’s at time of merger. The noninterest-bearing deposit growth was concentrated in business checking accounts which increased $1.2 million. The largest increase in interest-bearing deposits was in the money market accounts which increased $24.6 million. NOW accounts and savings increased $21.3 million. During the third quarter, the Company offered a three-month COD special rate as an alternative to its money market investors who were seeking higher rates.
Borrowed funds increased $94.0 million or 90.2% comparing September 30, 2008 to December 31, 2007. The portion of the increase allocated to the Cardinal acquisition was $4.3 million in borrowings and $0.7 million in repurchase agreements. The rest of the increase was advances from the FHLB (up $101 million) and repurchase agreements (up $13 million) while overnight borrowings from Silverton Bank decreased by $20 million. The net increase in borrowings provided additional liquidity and funded loan growth. As of September 30, 2008, long term borrowings consisted of $25.8 million trust preferred securities, advances from the FHLB of $14.3 million and a structured wholesale repurchase agreement of $5.0 million. Yadkin Valley Statutory Trust I (“the Trust”) issued the trust preferred securities on November 1, 2007, at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Deposit growth also provided funding for the $220 million growth in the loan portfolio.
Other liabilities increased by $0.5 million or 7.7% from December 31, 2007 to September 30, 2008. Accrued postretirement expenses under the split dollar agreements increased by $1.1 million, accrued incentive bonus plan expenses decreased by $1.1 million and accrued liability for the settlement of lawsuits increased due to the uncertainties concerning the outcome.
At September 30, 2008, total stockholders’ equity was $152.7 million or a book value of $13.24 per share compared to $133.3 million or a book value of $12.62 per share at year-end December 31, 2007. The tangible book values per share at September 30, 2008 and December 31, 2007 were $8.12 and $9.12, respectively. At September 30, 2008, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. During the nine-month period ended September 30, 2008, the Company did not purchase any shares of its common stock.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 13.4% at September 30, 2008 compared to 17.1% at December 31, 2007. Additional liquidity is provided by $94.9 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the Federal Home Loan Bank of Atlanta. In addition, the Bank has unpledged marketable securities of $72 million available for use as a source of collateral. The Bank has been able to generate deposits in its local markets without having to rely significantly on brokered deposits. At September 30, 2008, brokered deposits totaled $23.0 million which consisted primarily of brokered deposits acquired in the Cardinal acquisition. The Bank identifies brokered funds as deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”) totaling $20.3 million and through Finistar totaling $2.7 million at September 30, 2008. The Bank sets its own rates lower than its regular rates for CODs obtained through CDARS. The Bank places deposits for its own relationship customers into the service and obtains reciprocal CODs from other banks participating in the service. Finistar sets the rates on its transaction accounts monthly on behalf of municipal depositors.
Management continues to assess interest rate risk internally and by utilizing outside sources. Following a period of stable rates, the balance sheet is asset sensitive over a three-month period. Net cumulative repricing assets (i.e. the amount of repricing assets less repricing liabilities) over that period represent about 24% of total assets. Over a period of twelve months, the balance sheet becomes liability sensitive. Net cumulative repricing liabilities over that period represent about 5% of total assets. Although the balance sheet is slightly liability sensitive after twelve months, net interest income over that period would have a positive correlation to rate changes because net assets will reprice early in the period. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.
The mortgage loans held for sale by Sidus are funded by short-term borrowings. Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve. The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve. While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus. Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin. The yield curve for the first nine months of 2008 was generally steeper than it was for the first nine months of 2007, and as expected, Sidus’ net interest margin increased by 168 basis points from the third quarter of 2007 to the third quarter of 2008. Sidus’ net interest margin increased by 161 basis points from the first nine months of 2007 as compared to the first nine months of 2008.
The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed. The Company has no market risk sensitive instruments held for trading purposes. The Company’s exposure to market risk is reviewed regularly by management.
Results of Operations
Net income for the three-month period ended September 30, 2008 was $1,792,755, compared to $3,922,357 in the same period of 2007, a decrease of 54.3%. Basic and diluted earnings per common share were $0.16 and $0.15 for the three-month period ended September 30, 2008. Basic and diluted earnings per common share were $0.37 for the three-month period ended September 30, 2007, respectively. On an annualized basis, results represent returns on average
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

assets of 0.49%, 1.04%, and 1.38% for the quarters ended September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Returns on average equity for the same periods were 4.66%, 9.14%, and 11.94%.
The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity. Return on average tangible equity (annualized) was 7.61% for the quarter ended September 30, 2008, as compared to 16.72% for the quarter ended September 30, 2007 mainly due to the decline of the quarterly net income.
Net income for the nine-month period ended September 30, 2008 was $6,433,992, compared to $11,621,162 in the same period of 2007, a decrease of 44.6%. Basic and diluted earnings per common share were both $0.57 for the nine-month period ended September 30, 2008. Basic and diluted earnings per common share were $1.10 and $1.08 for the nine-month period ended September 30, 2007, respectively. On an annualized basis, year-to-date results represent a return on average assets of 0.64% for the nine months ended September 30, 2008 compared to 1.40% for the nine months ended September 30, 2007, and a return on average equity of 5.87% compared to 12.08% for the nine months ended September 30, 2007.
Total interest income of the Bank for the nine months ended September 30, 2008, included $4.7 million from the Cardinal region, which the Company acquired on March 31, 2008 (refer to Note 3). This represents 8.6% of the total interest income for the Bank. The Sidus segment had interest income of $1.9 million. Total interest expense of the Bank for the nine months ended September 30, 2008, included $2.7 million from the Cardinal region, 11.2% of the Bank’s total interest expense. The Sidus segment had interest expense of $0.8 million. Cardinal’s noninterest income was $223,000 which represented 3.7% of the Bank’s total noninterest income for the period. The Sidus segment had noninterest income of $5.4 million and noninterest expense of $4.7 million. Cardinal’s noninterest expense was $2.5 million which represented 10.6% of the Bank’s total noninterest expense of $23.7 million for the period. Cardinal’s net loss for the period of $300,000 represented a loss of 5.2% of net income for the Bank.
Net Interest Income
Net interest income, the largest contributor to earnings, decreased slightly to $10.6 million in the third quarter of 2008, compared with $10.7 million in the same period of 2007. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired Cardinal region. The net interest margin declined to 3.33% in the third quarter of 2008 from 3.34% in the second quarter of 2008 and 4.24% in the third quarter of 2007.
Net interest income for the nine-month period ended September 30, 2008 decreased to $30.4 million from $31.4 million when compared to the same period in 2007. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired Cardinal region. The net interest margin declined to 3.39% in the first nine months of 2008 from 4.26% in the first nine months of 2007.
The quarter-to-date margin decline was driven by the Bank’s short term asset sensitivity to changing interest rates. A comparison of the third quarters of 2008 and 2007 shows that yield on earning assets decreased by 152 basis points which was partially offset by a decrease of 90 basis points in the yield on interest bearing liabilities. The decline in yield on earning assets was attributable to the yield on loans which declined by 185 basis points in the third quarter of 2008 as compared to the third quarter of 2007. Variable rate loans that reprice in three months or less comprised 45.0% of total loans held for investment at September 30, 2008, down from 48.4% at September 30, 2007.
The net interest margin for the nine-month period ended September 30, 2008 declined by 87 basis points to 3.39% from the same period in the prior year. The decrease was attributed to a decline in the yield from loans by 151 basis points as compared to the yield on interest bearing liabilities that only declined by 62 basis points. The impact of the steep decline in the prime rate over the past twelve months, especially during the first quarter of 2008, has reduced net interest income as earning assets have been more sensitive to rate changes than interest-bearing liabilities.
The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income. The prime rate decreased by 350 basis points from September 19, 2007 to April 30, 2008, including a steep decline of 175 basis points during the first quarter of 2008 and another 25 basis points in April 2008. After a period of about three months following a rate decrease, the Company’s net interest margin should begin to increase assuming a constant mix of asset and liability categories. The Company’s internal management reports indicate that the monthly net interest margin, excluding the impact of Sidus, reached its lowest point for the year during May. During the third quarter, the monthly net interest margin ranged from 3.28% (July) to 3.40% (September). Comparing the linked third and second quarters of 2008, the net interest margin declined by 1 basis point as prime rate remained unchanged throughout the second and third quarters.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)
(Unaudited)
Nine Months Ended:

	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$4,294	$45	1.40%	$6,626	$268	5.41%
Interest bearing deposits	11,095	300	3.60%	3,162	110	4.65%
Investment securities (1)	142,817	5,603	5.23%	135,703	5,174	5.10%
Total loans (1,2)	1,057,970	51,104	6.43%	855,011	50,808	7.94%

Total average earning assets (1)	1,216,176	57,052	6.25%	1,000,502	56,360	7.53%

Noninterest earning assets	129,706			110,521

Total average assets	$1,345,882			$1,111,258

INTEREST BEARING LIABILITIES
NOW and money market	$232,443	$3,010	1.73%	$187,946	$3,118	2.22%
Savings	36,942	155	0.56%	36,445	273	1.00%
Time certificates	619,681	19,572	4.21%	545,262	19,590	4.80%

Total interest bearing deposits	889,066	22,737	3.41%	769,653	22,981	3.99%
Repurchase agreements sold	50,005	922	2.46%	34,681	866	3.34%
Borrowed funds	94,158	2,428	3.44%	18,912	654	4.62%

Total interest bearing liabilities	1,033,229	26,087	3.36%	823,246	24,501	3.98%

Noninterest bearing deposits	155,585			152,976
Stockholders’ equity	146,134			128,579
Other liabilities	10,934			6,457

Total average liabilities and stockholders’ equity	$1,345,882			$1,111,258

NET INTEREST INCOME/ YIELD (3,4)		$30,965	3.39%		$31,859	4.26%

INTEREST SPREAD (5)			2.89%			3.55%

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

The provision for loan losses was $1,334,000 for the third quarter of 2008 compared to $300,000 for the third quarter of 2007 and $3,492,000 for the nine-month period ended September 30, 2008 compared to $800,000 for the same period in 2007. This provision reflects management’s assessment of the adequacy of the allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile. The assessment primarily considers the allowance for loan loss levels relative to risk grades assigned by credit administration to loan types. The risk grades are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Periodic credit quality reviews performed on a sample basis are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment.
Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues for the entire life of the loan. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels. The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant. The Chief Lending Officer coordinates the loan approval process for loans not involving the Board by delegating authority to certain lenders and by appointing the members and chairman of the Bank Loan Committee. The Bank Loan Committee is comprised of bank officers and approves new loans and relationship exposures over certain dollar amounts. Officer loan approval limits are reviewed and approved by the Board of Directors. The Chief Lending Officer is responsible for the credit policy which includes underwriting guidelines and procedures. The Chief Lending Officer is a voting member of the Bank Loan Committee.
Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.
As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows and the value of the collateral. Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve. In estimating reserve levels, the Bank aggregates the remaining loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance. The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are given additional weighting in assessing probable losses inherent in the portfolio. Internal environmental factors applied to non-impaired loan pools include past-due and nonaccrual trends, risk grade migration trends and the assessment of underwriting and servicing. External environmental factors include interest rate trends, unemployment rate trends, and real estate loan concentrations.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of September 30, 2008. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

The allowance for loan losses is created by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.
Management realizes that general economic trends greatly affect loan losses. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan charge offs were $1,069,381 or 0.14% (annualized) of average loans held for investment for the nine months ending September 30, 2008 compared to $399,611 or 0.06% (annualized) of average loans held for investment for the nine months ending September 30, 2007. Performance remains better than the peer group as loan quality is strong. The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all categories of loans. As of September 30, 2008, the allowance for loan losses was $16.5 million or 1.48% of gross loans held for investment. This allowance level compares with $12.4 million or 1.38% of loans held for investment at December 31, 2007 and $10.8 million or 1.33% at December 31, 2006. Management considers the allowance for loan losses at September 30, 2008 to be adequate.
Total non-performing assets increased from $2.6 million to $12.7 million and from 0.21% to 0.86% of total assets as of December 31, 2007 and September 30, 2008, respectively. Total other real estate owned (“OREO”) increased from approximately $600,000 at December 31, 2007 to $3.0 million at September 30, 2008, including $0.9 million of OREO from the Cardinal acquisition. Also added during the third quarter were two newly constructed homes valued at $1.5 million. Total nonaccrual loans increased from $2.0 million at December 31, 2007 to $9.7 million at September 30, 2008, including $0.7 million of nonaccrual loans acquired from Cardinal. The increases in nonaccrual loans, impaired loans, and OREO are the result of some economic softening in our markets during the first nine months of 2008. Each non-performing loan has been analyzed to determine the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value. We have downgraded loans for which the probability of collection is more uncertain and written down OREO property values where net realizable values have declined. The largest amount of nonaccrual loans for one customer totaled $3.6 million for a commercial and industrial loan relationship, for which $1.2 million was specifically assigned to the allowance. The loans are current but were placed in nonaccrual status because the customer’s industry, which was related to the lumber market, continued to weaken during the third quarter. Two other relationships in the residential construction and land development market amounted to $0.6 million each, for which a combined total of $0.1 million was assigned to the allowance. Both relationships include loans that were past due 90 days or more, and the Bank started foreclosure proceedings on the land development loans which are the most severely past due. Refer to Remediation Plan in Item 4.
Changes in the allowance for loan losses for the periods ended September 30, 2008, are as follows (in thousands):

	Three Months	Nine Months
Balance, beginning of period	$15,879	$12,445
Charge offs	(739)	(1,462)
Recoveries	39	393
Provision for loan losses	1,334	3,492
Acquisition of Cardinal	13	1,658

Allowance for Loan Losses, end of period	$16,526	$16,526

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Changes in the allowance for loan losses for the periods ended September 30, 2007, are as follows (in thousands):

	Three Months	Nine Months
Balance, beginning of period	$11,276	$10,829
Charge offs	(394)	(612)
Recoveries	47	212
Provision for loan losses	300	800

Allowance for Loan Losses, end of period	$11,229	$11,229

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	September 30,	December 31,
	2008	2007
Impaired loans without a related allowance for loan losses	$4,820,559	$1,610,836
Impaired loans with a related allowance for loan losses	6,843,030	6,191,025

Total impaired loans	$11,663,589	$7,801,861

Allowance for loan losses related to impaired loans	$2,620,531	$2,022,764
Nonaccrual loans at September 30, 2008 and December 31, 2007 were $9.7 million and $2.0 million, respectively. All loans over 90 days are put on nonaccrual and stop accruing interest.  Loans are considered impaired and are placed on the nonaccrual list if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. When a nonaccrual loan has paid according to the schedule for at least six months and the customer demonstrates the intent and ability to continue to pay in a timely manner, the Bank will begin accruing interest but continue to classify the loan as impaired.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $499,000 or 14.0% comparing the third quarters of 2008 and 2007. Total noninterest income decreased approximately $713,000 or 6.1% comparing the year-to date periods at September 30, 2008 and September 30, 2007. The fluctuations in the income categories that make up noninterest income are as follows:
•	Service charges on deposit accounts
o	Quarter-to-date service charges in the aggregate on deposit accounts increased $169,000 or 16.8% due mainly to income from the Cardinal region of $81,000. Aggregate NSF fees income increased $125,000. Not sufficient funds (“NSF”) fees excluding Cardinal increased $66,000. Automated Teller Machine (“ATM”) fee income increased $32,000, and without Cardinal the increase was $27,000.

o	Year-to-date increases of $309,000 or 10.5% included income from Cardinal of $179,000 and an increase in NSF fees excluding Cardinal, of $149,000. Partially offsetting the aggregate increases, overdraft protection chargeoffs, net of recoveries, increased which can be attributed to the weakening economy. Although gross chargeoffs declined by $4,000, recoveries decreased by $28,000, resulting in a $24,000 net decrease in income. ATM fee income increased $46,000, and without Cardinal the increase was $19,000.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

•	Other service fee income
o	Quarter-to-date other service fee income decreased by approximately $5,000 or 0.6%. Commission income earned from mortgage originations decreased by $82,000. Offsetting the decrease was income from Cardinal of $5,000, an increase in investment fees earned by the brokerage division, Main Street Investment Services, Inc. of $37,000, and an increase in merchant fee income and credit card user fees of $17,000.

o	Year-to-date other service fee income decreased approximately $120,000 or 4.4%. Mortgage fees were down by $272,000 as number of mortgages originated by the Bank decreased. Mortgage origination fees collected by Sidus are included in the gain on sales of mortgage loans as discussed below. Investment fee income, earned by the brokerage division, Main Street Investment Services, Inc., increased by approximately $119,000. Cardinal contributed $14,000 to the aggregate increase in other service fee income.
•	Gain on sale of mortgages
o	Quarter-to-date results show that net gain on sales of mortgage loans increased by approximately $534,000 or 39.9%. Total loans originated increased by $48.6 million and total loans sold increased by $45.7 million. The adjustment resulting from earlier implementation of SAB 109 accounted for a $65,000 increase in income as mortgage interest rate lock commitments increased from $80.1 million at June 30, 2008 to $162.7 million at September 30, 2008. As discussed in Note 5 to the financial statements, mortgage interest rate lock commitments are under best efforts contracts to sell mortgages to agencies and other investors. The increase in loans sold and originated is due in part to the expansion into the New England states as discussed earlier.

o	Year-to-date, gain on sale of mortgage loans increased $1.0 million or 23.6%. The year-to-date SAB 109 adjustment resulted in an approximate increase in income of $227,000. SAB 109 was implemented in the first quarter of 2008. Year to date, loan closings increased by $72.8 million and loans sold increased by $79.7 million.
•	Net loss on sale of investments for quarter to date and year to date is represented largely by a loss of $972,800 from the write-down of the FHLMC preferred stock during the third quarter. Refer to Note 4 for additional information.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by $17,000 for the quarter and $79,000 for the year as the cash surrender value continued to increase, but at a slower pace than prior quarters

•	Mortgage banking income decreased approximately $75,000, or 117.0%, for the quarter and $209,000 or 75.7% for the year to date due in part to the valuation adjustment to mortgage servicing rights (“MSR”)as the MSR was marked to fair value. The reduction in fair value was due mainly to a steady decline in the average serviced mortgage balances. In addition, there was a decrease in the servicing fees received. Average year-to-date serviced mortgage loans fell from $222.1 million to $196.6 million from September 30, 2007 to September 30, 2008.

•	Other income decreased by approximately $94,000 for the quarter and $149,000 for the year mainly due to losses on the sale of other real estate owned and the reduction of the check cashing fees.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Noninterest Expense
Total noninterest expenses were $9,760,783 for the third quarter of 2008, compared to $8,016,281 in the same period of 2007, an increase of $1,744,502, or 21.8%. Total noninterest expenses were $28,556,148 for the nine months ended September 30, 2008, compared to $24,963,761 for the same period of 2007, an increase of $3,592,387, or 14.4%.
The following is a summary of the fluctuations for the quarter and nine months ended September 30, 2008 as compared to September 30, 2007.
•	Salaries and benefits
o	Quarter-to-date aggregated salaries and employee benefit expenses increased by $512,000 or 11.1%. Cardinal’s expenses, included in that amount, were $537,000. Accruals for the bonus incentive plan decreased $196,000 based on performance measures. Salaries and benefits associated with loan originations caused a reduction of expenses by $576,000 due to increased deferrals which were a product of increases in (1) loan volume and (2) cost per loan (held for investment) that was deferred. Salaries and wages increased by $420,000, excluding the $500,000 allocated to the Cardinal region. Aggregated other personnel expenses increased by $164,000, primarily for (1) post-retirement benefit accruals from split-dollar policies and for (2) expenses associated with operating the Cardinal division after its acquisition. In the aggregate, employee group insurance expense increased by $182,000, payroll taxes by $67,000, and 401(k) matching contributions by $10,000. Most of the increases in these categories were associated with the addition of previous Cardinal employees. Commission expenses decreased by $61,000 as mortgage origination production at the Bank declined.

o	Year-to-date salaries and employee benefit expenses in the aggregate were up by $599,000 or 4.1%, with Cardinal providing $632,000 of that increase. Cardinal’s portion of the increases was in the following categories: salaries (increase $1.05 million), employee insurance (increase $114,000), miscellaneous personnel expense (increase $39,000) and payroll tax expense (increase $68,000). Excluding the expenses of the Cardinal region, incentive bonus expense was down $806,000, employee insurance was up $136,000, salaries were up $93,000, and FASB loan costs that were deferred (on held for sale loans) were up $1.1 million. Miscellaneous personnel expense increased by $263,000 as a result of the post-retirement benefit as explained in Note 10.
•	Occupancy expenses
o	Quarter-to-date occupancy and equipment expenses increased by $322,000 or 32.7%. The increase attributable to the addition of the Cardinal branches was $303,000, with the remaining 1.9% increase attributable to normal recurring increases in costs.

o	Year-to-date increases in occupancy and equipment expenses increased by $590,000 or 19.8% with the Cardinal region providing $597,000 of the increase.
•	Printing and supplies
o	Printing and supplies increased by $49,000, or 38.9%, comparing third quarter 2008 with third quarter 2007 with the Cardinal region contributing $24,000 of the increase. Supplies for the new offices opened or acquired after the first quarter of 2008 created additional expenses along with the normal increase in the price of supplies.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

o	Year-to-date increases in printing and supplies increased $147,000 or 36.0% with Cardinal contributing $43,000 of the increase for reasons discussed above and the additional expenses related to the training of Cardinal and merger supplies.
•	Data processing
o	Quarter-to-date data processing expense increased $112,000 or 107.0%, with $43,000 attributable to Cardinal’s outside processing expenses. Additional in-house processing due to the acquisition of Cardinal’s accounts and increases in users account for the rest of the increase.

o	Year–to-date data processing expense increased $285,000 or 90.3% with Cardinal’s outside data processing expenses contributing $103,000 to the overall increase. The additional increase in expense was for the same reasons as discussed above.
•	Communications expense
o	Quarter-to-date communications expense decreased by $66,000 or 19.5% even with additional expenses contributed by the Cardinal region of $39,000, as compared to the third quarter of 2007. The Company entered into a new contract for data and voice services at lower rates during the last half of 2007.

o	Year-to-date communications expense decreased by $176,000 or 18.9% compared with the same period of 2007 for the same reason discussed above.
•	Amortization of the core deposit intangible
o	Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002, High Country Financial Corporation in 2004, and Cardinal State Bank in 2008 increased $35,000, or 17.8%, for the quarter due to the intangible acquired in the purchase of Cardinal on March 31, 2008. The CDI amortization is intended to match the expected life of the related deposits. The amortization related to the acquisition of Cardinal is $191,000 for the first twelve months and declines annually to $128,000 per year in the fourth year. Thereafter the expense remains constant until the amortization is completed in the second month of the tenth year.

o	For the year, the amortization increased $62,000, or 10.6%, for the same reason discussed above.
•	Other operating expenses
o	Quarter to date, other operating expenses increased approximately $780,000 or 47.4% with the Cardinal region contributing $157,000 of the increase. The largest increases were in the following categories: attorney fees due to additional services provided (up $66,000); advertising (up $309,000), FDIC assessments (up $155,000), and directors’ fees (up $40,000) due to additional meeting expense and additional directors from the Cardinal region. Decreases in this category include: ATM service fees (down $101,000) due to change in service provider and miscellaneous expense (down $112,000) for reduced accruals for lawsuits because accrued amounts were deemed to be adequate based upon available information.

o	Year to date, other operating expenses increased $2.1 million or 39.5% with the Cardinal region contributing $410,000. The largest increases were in the following categories: accounting fees (up $258,000); ATM fees (down $142,000); advertising (up $409,000); FDIC assessments (up
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

$309,000); taxes and licenses (up $132,000); outside service fees (up $180,000); attorney fees (up $72,000); and miscellaneous expense (up $77,000) for various other expenses including accrual for lawsuits.
Income Tax Expense
Income tax expense for the third quarter of 2008 was $795,271 compared to $2,045,373 in the third quarter of 2007, a decrease of 61.1%.  The effective tax rate for the third quarter of 2008 was 30.7% compared to 34.3% in the same period of 2007. The decrease of $1,250,102 is attributable to the larger portion of tax exempt income to total net income as a whole as compared to third quarter 2007 as explained below.
Income tax expense for the nine month period ending September 30, 2008 was $2,907,282 compared to $5,716,111 a decrease of 49.1%.  The effective tax rate for the nine months ending September 30, 2008 was 31.1% compared to 33.0% in the same period of 2007.  The effective tax rate decrease was attributable to increased tax-exempt investment income and reduced annualized net income.   Tax-exempt income from municipal loans and investments represented 14.8% of income before taxes for the first nine months of 2008, up from 6.7% for the same period last year. This increase in 2008 as compared to 2007 was the result of a significant decrease in income before taxes while tax exempt income increased moderately.
The Company has in place a tax planning strategy to generate capital gains to offset the capital losses on the securities mentioned earlier in the event they are necessary prior to the expiration of the capital loss carryforward on the OTTI charge.
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
Item 4. Controls and Procedures
As of September 30, 2008, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our 2007 Annual Report on Form 10-K, and in Quarterly Report on Form 10-Q/A, we have identified material weaknesses in internal controls relating to (1) the accuracy and completeness of the assignment of risk grades to loans; (2) the approval of new loans or modifications to existing loans; (3) underwriting practices in regard to loan documentation, appraisals and lien perfection; and (4) obtaining support for the various components of the model used to estimate the allowance for loan losses. In addition, we believe the error resulting in the restatement of our second quarter 2008 interim financial statements is the result of a material weakness in internal controls over financial reporting, relating to review controls over spreadsheets used to accumulate impaired loan valuation allowances.
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.
Control procedures implemented during the quarter ended March 31, 2008 and in place throughout the six months ended September 30, 2008 were as follows:
•	We have enhanced and re-emphasized the importance of procedures for underwriting, lien perfection, and documentation for both residential and commercial loan renewals.

•	We have emphasized the importance of risk grade completeness and accuracy at loan origination and throughout the life of the loans. Lenders and loan operations personnel have been informed of the requirement to assign risk grades to loans upon origination. The importance of periodic review of risk grades has been emphasized to ensure that changes are made as warranted due to the changes in the condition of the borrower, the collateral, or general economic conditions. The controls over pre-and post-origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades. The Chief Credit Officer’s complete authority to assign risk grades was reiterated to management and loan officers. During second quarter 2008, the Chief Credit Officer resigned and the Chief Lending Officer (CLO) who was hired during the first quarter 2008 assumed responsibility for the credit function. The CLO’s responsibilities include assessing and managing risk in the loan portfolio. Further plans for performing the credit function effectively were developed as discussed below in the second and third quarters of 2008.

•	We have modified the allowance for loan loss model to add support for assumptions and to correct impaired loan data and charged-off loan balances.

•	We will continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.
Control procedures that were planned during the quarter ended March 31, 2008 and implemented during the quarter ended June 30, 2008 were as follows:
•	Policies over loan approval and authority levels have been strengthened to ensure that the proper level of management and committee oversight is in place based on the amount of principal at risk.

•	Information provided on payment delinquency reports has been added to provide more complete data to management responsible for loan performance.

•	The procedures over the communication process between line and staff in regard to charging off loans has been enhanced to ensure that complete and accurate information is available to decide whether to charge off loans on a timely basis.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

•	Executive management held a planning meeting to evaluate all policies and procedures related to lending approval, loan documentation and servicing, developing recommendations and execute changes.
Control procedures that were planned during the quarters ended March 31, 2008 and June 30, 2008 and implemented during the quarter ended September 30, 2008 were as follows:
•	We have implemented our credit administration staffing recommendations and hired two experienced credit officers to work with lenders in underwriting, structuring and risk grading our credits. Our newly hired credit risk review officer is focused on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures.

•	We are currently implementing a monthly “Criticized and Watch List Exposure Report” which will allow us to better manage this portion of our portfolio. Also, we are centralizing appraisal engagement and review processes which should ensure better quality control of these items.

•	Executive management is evaluating and analyzing technology systems to better manage our portfolios.

•	Loan authorities and reporting structure were clarified.
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
Changes in Internal Control over Financial Reporting
The only changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are summarized above in the description of our material weaknesses in internal control over financial reporting, as well as the ongoing remediation efforts described above.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Part II. Other Information
Item 6. Exhibits

Exhibit #	Description
10.1	2008 OMNIBUS Stock Ownership and Long Term Incentive Plan (incorporated by reference to Form S-8 filed September 5, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation

BY:	/s/ William A. Long

William A. Long, President and Chief Executive Officer
[Principal Executive Officer]

BY:	/s/ Edwin E. Laws

Edwin E. Laws, Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

November 10, 2008
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2008