Form 10-K
period 2008-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2009-03-31
CIK 1366367

Use these links to rapidly review the document
Form 10-K Table of Contents

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

Commission File Number 0001366367

Yadkin Valley Financial Corporation
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	20-4495993 (I.R.S. Employer Identification No.)

209 North Bridge Street
Elkin, North Carolina 28621-3404
(Address of principal executive offices)

(336) 526-6300
(Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Exchange on which registered
Common Stock, Par Value $1.00 Per Share	The NASDAQ Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $128 million based on the closing sale price of $11.85 per share on June 30, 2008. For purposes of the foregoing calucation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 5, 2009 was 11,536,492.

Documents Incorporated by Reference

  1.
  Portions of the Registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into part III, Items 10-14.

Form 10-K

PART I

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgments of the Bank and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank's customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

        Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A—Risk Factors and the following:

  •
  significant increases in competitive pressure in the banking and financial services industries;

  •
  changes in the interest rate environment which could reduce anticipated or actual margins;

  •
  expected revenue synergies and cost savings from the combination may not be fully realized;

  •
  failure of Yadkin Valley's and American Community's shareholders to approve the combination;

  •
  revenues following the combination may be lower than expected;

  •
  changes in political conditions or the legislative or regulatory environment;

  •
  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

  •
  changes occurring in business conditions and inflation;

  •
  changes in technology;

  •
  changes in monetary and tax policies;

  •
  adequacy of the level of our allowance for loan losses;

  •
  construction delays and cost overruns related to the expansion of our branch network;

  •
  changes in deposit flows;

  •
  changes in accounting principles, policies or guidelines;

  •
  Yadkin Valley's ability to maintain internal control over financial reporting;

  •
  Yadkin Valley's reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds, lines of credit from correspondent banks and out-of-market time deposits, to meet its liquidity needs;

  •
  the rate of delinquencies and amounts of charge-offs;

  •
  the rates of loan growth and the lack of seasoning of our loan portfolio;

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

Item 1—Business

        Corporate history and address.    Yadkin Valley Financial Corporation (the "Company" or "Yadkin") is a bank holding company incorporated under the laws of North Carolina to serve as the holding company for Yadkin Valley Bank and Trust Company (the "Bank"), a North Carolina chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System ("Federal Reserve"). The Bank began operations in 1968. Effective July 1, 2006 the Bank was reorganized and the Bank became the Company's wholly owned subsidiary.

        On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices in Iredell and Mecklenburg counties in North Carolina under the assumed name "Piedmont Bank, a division of Yadkin Valley Bank and Trust Company." On January 1, 2004, the bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga and Avery counties in North Carolina, under the assumed name "High Country Bank, a division of Yadkin Valley Bank and Trust Company." On October 1, 2004 the Bank acquired Sidus Financial, LLC ("Sidus"), a mortgage lender that continues to operate as a wholly owned subsidiary. The Bank acquired Cardinal State Bank, of Durham, North Carolina ("Cardinal") on March 31, 2008 and operates the former Cardinal State Bank offices in Durham, Granville and Orange Counties, North Carolina, under the assumed name "Cardinal State Bank, a division of Yadkin Valley Bank and Trust Company." We operate in the central piedmont, research triangle area and the northwestern region of North Carolina. Our common stock is listed on The Nasdaq Global Select Market under the trading symbol "YAVY."

        On September 9, 2008, the Company entered into a definitive merger agreement with American Community Bancshares, Inc. ("American Community"). The Company anticipates that the merger will be completed no later than the end of April of 2009. The acquisition of American Community is expected to add approximately 5% to 7% to Bank segment income in 2009 thus adding about 0% to 2% to the Bank segment's proportion of consolidated net income in 2009.

        On November 1, 2007, the Company established a Delaware trust subsidiary, Yadkin Valley Statutory Trust I ("the Trust"), which completed the sale of $25,000,000 of trust preferred securities. The Trust issued the trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Yadkin Valley Statutory Trust I used the proceeds from the sale of the securities to purchase the Company's junior subordinated deferrable interest notes due 2037 (the "Debenture"). The net proceeds from the offering were used by the Company in connection with the acquisition of Cardinal State Bank, and for general corporate purposes.

        The Debenture was issued pursuant to a Junior Subordinated Deferrable Interest Debenture between the Company and Wilmington Trust Company dated November 1, 2007 (the "Indenture"), which has been previously filed with the Securities and Exchange Commission ("SEC"). The terms of the Debenture are substantially the same as the terms of the trust preferred securities. Interest payments by the Company will be used by the trust to pay the quarterly distributions to the holders of the trust preferred securities. The Indenture permits the Company to redeem the Debenture after five years.

        The terms of the trust preferred securities are governed by an Amended and Restated Declaration of Trust, dated November 1, 2007, between the Company, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein, a copy of which has been previously filed with the SEC.

        Pursuant to a Guarantee Agreement dated November 1, 2007, between the Company and Wilmington Trust Company, the Company has guaranteed the payment of distributions and payments on liquidation or redemption of the trust preferred securities. The obligations of the Company under the Guarantee Agreement, a copy of which has been filed with the SEC, are subordinate to all of the Company's senior debt.

        The decrease in net income from 2007 to 2008 in the Company segment was a direct result of the decrease in the net interest income of $1.9 million which was due to reductions in the interest rates throughout the year. Other factors contributing to the decrease were: a write down of the Freddie Mac preferred stock investment during the third quarter of $973,000, and an increase in the provision for loan loss expense of $8.6 million. The Sidus segment's increase in net income is due primarily to Sidus' expansion into the New England states which helped to increase its annual loan volume by $250 million over 2007 and the reduction in the interest expense due to the falling interest rates in 2008. Income taxes are allocated among the segments based on taxable income.

        The Cardinal acquisition completed on March 31, 2008, added approximately $218 million in assets and $490,000 of losses to the Company segment, after allocation of overhead costs, for the year ended December 31, 2008.

        There may be some variations in the future periods among the business segments, but the Company does not expect any material shifts in the income and expenses. The other segment, representing the Bank Holding Company and its subsidiary, the Trust Company, is expected to remain at a five to ten percent loss of the consolidated Company's income. Sidus' net income should remain consistent with the prior year's with a slight increase due to its recent expansion. The Company segment is expected to remain consistent with 2008 earnings with a slight increase expected from the American Community acquisition.

        On January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury ("Treasury") under the Emergency Economic Stabilization Act of 2008 (the "EESA"), we entered into a Letter Agreement with Treasury dated January 16, 2009 pursuant to which the Company issued and sold to Treasury (i) 36,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company's common stock, par value $1.00 per share, at an initial exercise price of $13.99 per share, for an aggregate purchase price of $36,000,000 in cash.

        The Company's principal executive offices are located at 209 North Bridge Street, Elkin, North Carolina 28621-3404, and the telephone number is (336) 526-6300. Our periodic securities reports on Forms 10-Q and 10-K are available on our website at www.yadkinvalleybank.com. The information on our website is not incorporated by reference into the Annual Report on Form 10-K.

        Business.    The Bank's operations are primarily retail oriented and directed toward individuals and small and medium-sized businesses located in our banking market and, to a lesser extent, areas surrounding our immediate banking market. We provide most traditional commercial and consumer banking services, but our principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. The Bank's primary source of revenue is the interest income derived from its lending activities.

        At December 31, 2008, we had total assets of $1,524.3 million, net loans held for investment of $1,165.2 million, deposits of $1,155.0 million, and shareholders' equity of $149.6 million. We had net income of $3.9 million and $14.7 million and diluted earnings per share of $0.34 and $1.37 for the years ended December 31, 2008 and 2007, respectively. We had net income of $13.8 million and diluted earnings per share of $1.28 for the year ended December 31, 2006. Assets and net loans acquired in the Cardinal acquisition were $219.4 million and $149.9 million, respectively. For further information on the Cardianal acquisition, refer to Note 2.

        Business Offices.    Yadkin operates 29 full-service banking offices including the four locations acquired in the Cardinal State Bank merger and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), and East Bend, Jonesville and Yadkinville (Yadkin County), and Pfafftown (Forsyth County) under the Yadkin name. The Bank has a loan production office in Wilmington, NC (New Hanover County) operating under the Yadkin name. The offices in Statesville and Mooresville (Iredell County), and Cornelius and Huntersville (Mecklenburg County) are operated under the Piedmont Bank assumed name. The offices in Boone (Watauga County) and Linville (Avery County) are operated under the High Country Bank assumed name. We operate three offices in Durham (Durham County) and one office in Hillsborough (Orange County) and one office in Creedmoor (Granville County) under the Cardinal State Bank assumed name.

        Banking Market.    The Bank's current banking market consists of the central piedmont counties (2008 population) of Mecklenburg (887,000) and Iredell (156,000), the research triangle counties of Durham (259,000), Orange (126,00) and Granville (57,000) and the northwestern counties of Ashe (27,000), Avery (18,000), Forsyth (346,000), Surry (74,000), Watauga (45,000), Wilkes (68,000) and Yadkin (38,000) in North Carolina and, to a lesser extent, the surrounding areas (the "Yadkin Market"). The Yadkin Market is located along Interstate 77 north of the Charlotte metropolitan area, and west of the "Piedmont Triad" area of North Carolina to the northwestern border with Virginia and Tennessee. The acquisition of Cardinal State Bank added Orange, Granville and Durham Counties along Interstates 40 and 85 in the "Triangle" area of central North Carolina to our market area.

        Yadkin's market area is well diversified and strong. The 12 counties in which our branches are located had an estimated 2008 population of almost 2.1 million people. Median family income in 2008 for these counties ranged from a low of $44,000 in mostly rural Ashe County to a high of almost $80,000 in urban Mecklenburg County. Over 99% of the work force is employed in nonagricultural wage and salary positions. The government employs approximately 9% of the work force. The major non-governmental employment sectors were retail trade (11%), health and social assistance (13%), manufacturing (12%), accommodation and food services (9%), construction services (6%) and administrative and waste services (7%). (Source-NC Dept of Commerce).

        Competition.    Commercial banking in North Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of two of the ten largest commercial banks in the United States, each of which has branches located in the Yadkin Market. The following table summarizes Yadkin's share of the deposit market in each of the twelve counties as of June 30, 2008.

County	Total Number of Branches	Yadkin Valley Bank Branches	Total Amount of Deposits (000's)	Yadkin Valley Bank Deposits (000's)	Yadkin Valley Bank % of Market Deposits
Ashe	13	3	$558,582	$162,022	29%
Avery	9	1	$239,153	$8,737	4%
Durham	71	3	$4,154,352	$136,291	3%
Forsyth	108	1	$14,416,803	$8,979	<1%
Granville	11	1	$505,934	$6,941	1%
Iredell	56	6	$2,121,396	$239,120	11%
Mecklenburg	234	2	$100,909,293	$50,632	<1%
Orange	34	1	$1,755,369	$7,713	<1%
Surry	29	2	$1,228,235	$114,588	9%
Watauga	21	4	$856,711	$120,258	14%
Wilkes	19	2	$759,913	$98,240	13%
Yadkin	11	3	$467,648	$144,469	31%

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

        The Bank strives to offer its products and services in the manner that meets its customers' expectations. For those customers who prefer to do their banking in a hands-on, face-to-face manner, the Bank offers exceptional personal service. Customers who want to do their banking when and where they choose are able to utilize the automated teller machines, credit and debit card programs, and a full range of internet-based banking options.

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

        Recent Regulatory Developments.    The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of the "Supervision and Regulation" section of this Form 10-K.

        In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

  •
  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program ("TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

  •
  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

  •
  On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury's Troubled Asset Relief Program.

        We will participate in both components of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

        Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

        The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 significantly expanded the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

        A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks are "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

        Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

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

        Capital Adequacy.    The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $500 million. The Federal Reserve's capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

        Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2008, the Bank's Tier 1 leverage capital ratio and total capital were 8.0% and 10.1%, respectively. As of December 31, 2008, the bank holding company's Tier 1 leverage capital ratio and total capital were 8.1% and 10.2%, respectively.

        The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2008, the Federal Reserve had not advised Yadkin of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

        Source of Strength for Subsidiary.    Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

        Dividends.    As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our subsidiary bank and management fees paid by the bank. We must pay our operating expenses from funds we receive from the bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin's capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

  Yadkin Valley Bank and Trust Company

        As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission (the "Commission") through the North Carolina Commissioner of Banks (the "Commissioner") and its applicable federal regulator is the Federal Deposit Insurance Corporation ("FDIC"). The North Carolina Banking Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC's Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

        The Commission and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

  •
  security devices and procedures;

  •
  adequacy of capitalization and loss reserves;

  •
  loans;

  •
  investments;

  •
  borrowings;

  •
  deposits;

  •
  mergers;

  •
  issuances of securities;

  •
  payment of dividends;

  •
  interest rates payable on deposits;

  •
  interest rates or fees chargeable on loans;

  •
  establishment of branches;

  •
  corporate reorganizations;

  •
  maintenance of books and records; and

  •
  adequacy of staff training to carry on safe lending and deposit gathering practices.

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

        Transactions with Affiliates.    A bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as "covered transactions" between a bank and its affiliates may not exceed 10% of the bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank is also prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank is deemed to be an affiliate of the bank.

        Loans to Insiders.    Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank's board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

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

        Reserve Requirements.    Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2008, no reserves were required to be maintained on the first $9.35 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves were required on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2009, no reserves will be required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.3 million and $44.4 million, and additional reserves are required on aggregate balances in excess of $44.4 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2008, the Bank met its reserve requirements.

        Community Reinvestment.    Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its most recent CRA examination.

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

        Deposit Insurance Assessments.    The Bank's deposits are insured up to $250,000 by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation until December 31, 2009 at which time the insured limits will return to $100,000 for non-IRA accounts and $250,000 for IRA accounts. The Bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank's deposit insurance assessment rates on the basis of four risk categories. Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from 5 to 43 basis points, respectively, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 10 to 45 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share. The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth). The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital. In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 16 basis points. The FDIC will also impose a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter. We anticipate our future insurance costs to be higher than in previous periods. However, we are not currently able to accurately determine the amount of additional cost. Increases in the assessment rate may have an adverse effect on the Bank's operating results. The FDIC has the authority to terminate deposit insurance.

        Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC's Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC will fully guarantee funds deposited in noninterest bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. The Company did not opt out of the Temporary Liquidity Guarantee Program.

        In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation ("FICO") to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. FICO assessments are set quarterly, and in 2008 ranged from 1.14 basis points in the first quarter to 1.10 basis points in the fourth quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019. On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $2.4 million. This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for 2009.

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

        Enforcement Authority.    The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

        Capital Adequacy.    The Bank is subject to capital requirements and limits on activities established by the FDIC. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, as such term is defined therein, of 4% and total risk-based capital, as such term is defined therein, of 8%. In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1% to 2% if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.

        Prompt Corrective Action.    Banks are subject to restrictions on their activities depending on their level of capital. Federal "prompt corrective action" regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than four percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a tangible equity ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. As of December 31, 2008 the Bank was well capitalized within the meaning of the capital guidelines.

        If a state bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC, and the FDIC may also take certain actions to correct the capital position of the bank. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.

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

        Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

        Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

        USA PATRIOT Act/Bank Secrecy Act.    The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank's policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

        Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Check 21.    The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  allowing check truncation without making it mandatory;

  •
  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies.    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

State regulation.

        As a North Carolina-chartered bank, the Bank is also subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina-chartered commercial bank may establish branch offices. North Carolina banking law requires that any merger, liquidation or sale of substantially all of the assets of the Bank must be approved by the Commissioner and the holders of two thirds of the Bank's outstanding common stock.

        Change of control.    North Carolina banking laws provide that no person may directly or indirectly purchase or acquire voting stock of the Bank that would result in the change in control of the Bank unless the Commissioner has approved the acquisition. A person will be deemed to have acquired "control" of the Bank if that person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the Bank, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the Bank.

        Loans.    In its lending activities, the Bank is subject to North Carolina usury laws which generally limit or restrict the rates of interest, fees and charges and other terms and conditions in connection with various types of loans. North Carolina banking law also limits the amount that may be loaned to any one borrower.

        Dividends.    The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank's surplus to be less than 50% of its paid-in capital.

Future legislation and regulations.

        Yadkin cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, their effect on its operations. Any change in applicable law or regulation, state or federal, may have a material adverse effect on its business.

        Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.    The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

        On January 16, 2009, as part of the TARP CPP, Yadkin Valley Financial Corporation entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which Yadkin sold (i) 36,000 shares of Yadkin's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 385,990 shares of Yadkin's common stock for an aggregate purchase price of $36,000,000 million in cash.

        The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Yadkin must consult with the Commission before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $13.99 per share of the common stock. Please see the Form 8-K we filed with the SEC on January 20, 2009, for additional information about the Series T Preferred Stock and the Warrant.

        EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

        Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances. This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Bank is participating in the TLGP. The Company and the Bank are participating in the DGP but have elected not to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. Had we selected this non-guaranteed debt option, the FDIC would have assessed the Bank 37.5 basis points times its two percent of liabilities as of September 30, 2008.

        Insurance of Accounts and Regulation by the FDIC.    Yadkin's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from 12 to 50 basis points, respectively, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 7 to 77.5 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share. The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth). The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital. In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 50 basis points. The FDIC will also impose a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter. We anticipate our future insurance costs to be higher than in previous periods. However, we are not currently able to accurately determine the amount of additional cost.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2008, the Financing Corporation assessment equaled 1.61 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the bank's deposit insurance..

Number of Employees

        At December 31, 2008, the Company had 420 full-time employees (including our executive officers) and 76 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

Item 1A.    Risk Factors

        Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department's Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. On January 16, 2009, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series T Preferred Stock and the CPP Warrant to the Treasury.

        In addition, the FDIC created the Temporary Liquidity Guarantee Program ("TGLP") as part of a larger government effort to strengthen confidence and encourage liquidity in the nation's banking system. The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. Second, the TLGP includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Bank is participating in the TLGP. The Company and the Bank are participating in the DGP but have elected not to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. Had we selected this non-guaranteed debt option, the FDIC would have assessed the Bank 37.5 basis points times its two percent of liabilities as of September 30, 2008.

        On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury's Troubled Asset Relief Program ("TARP"), which includes programs under TARP such as the Capital Purchase Program in which we participate.

        There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

Efforts to comply with the Sarbanes-Oxley Act of 2002 will continue to involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act of 2002 may adversely affect business.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC that are now applicable to Yadkin Valley, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Yadkin Valley has experienced, and expects to continue to experience, greater compliance costs, including costs of completing its audit and the costs related to maintaining and certifying internal controls, as a result of the Sarbanes-Oxley Act. Yadkin Valley expects these new rules and regulations to continue to increase its accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that Yadkin Valley is unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, it may be adversely affected.

        Yadkin Valley is constantly evaluating its internal control systems in order to allow management to report on, and the independent registered public accounting firm to attest to, Yadkin Valley's internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. On March 31, 2009, Yadkin Valley's management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A (Controls and Procedures) below, Yadkin Valley has identified material weaknesses in internal controls relating to (1) the emphasis and resources it has devoted to the promotion and implementation of internal controls, (2) accounting for significant estimates, (3) credit administration, and (4) the preparation of financial reports. In response to the material weaknesses identified, Yadkin Valley has developed a remediation plan to address the material weaknesses, and is proceeding expeditiously with certain measures to enhance internal controls (see Item 9A (Controls and Procedures)). Yadkin Valley's board of directors is actively monitoring the remediation efforts and may direct additional measures as deemed appropriate from time to time. Yadkin Valley cannot be certain how long it will take to fully implement the remediation plan, whether the remediation plan will be effective to maintain adequate controls over its financial reporting process in the future, or whether the remediation plan will be sufficient to address and eliminate the material weaknesses.

        Even with the changes implemented pursuant to our remediation plan, we expect there will continue to be some risks related to our financial disclosures. We believe that such risks will be reasonably mitigated following the implementation of our remediation plan, however, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act of 2002 continues to be complex and subject to significant judgment. This process may result in the identification in the future of areas where we may need additional resources or changes in processes. Due to the complexity and judgment involved in this process, we cannot guarantee that we may not find or have pointed out to us, including by our independent registered public accounting firm following their future required independent assessment of our internal controls, additional areas needing improvement or resulting in a future assessment that our internal controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks. If Yadkin Valley identifies any other significant deficiencies or material weaknesses in its internal control over financial reporting that it cannot remediate in a timely manner, or if Yadkin Valley is unable to receive a positive attestation from its independent registered public accounting firm with respect to its internal control over financial reporting, the trading price of its common stock could decline, its ability to obtain any necessary equity or debt financing could suffer, and its common stock could ultimately be delisted from The Nasdaq Global Select

Market. In this event, the liquidity of Yadkin Valley's common stock would be severely limited and the market price of those securities would likely decline significantly.

        In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult and more costly for Yadkin Valley to obtain certain types of insurance, including directors' and officers' liability insurance, which could make it more difficult for it to attract and retain qualified persons to serve on the board of directors or as executive officers.

Yadkin Valley may identify additional material weaknesses or a significant deficiency in its internal control over financial reporting that may adversely affect Yadkin Valley's ability to properly account for non-routine transactions.

        As Yadkin Valley has grown and expanded, it has added, and expects to acquire or continue to add, businesses and other activities that complement its core retail and commercial banking functions. For example, Yadkin Valley has entered into a merger agreement to acquire American Community in a transaction that it expects to close in April 2009. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can, and have, influenced management's internal control system. While Yadkin Valley makes every effort to thoroughly understand any new activity or acquired entity's business process and properly integrate it into the Company, Yadkin Valley has encountered difficulties impacting its internal controls over financial reporting in 2007 and in 2008, and can give no assurance that it will not encounter additional operational and financial reporting difficulties impacting its internal control over financial reporting. If Yadkin Valley encounters additional operating and financial reporting difficulties in connection with expansion, it may experience further significant deficiencies and material weaknesses in internal control over financial reporting. If Yadkin Valley is unable to remediate such material weaknesses in a timely manner, its financial condition could be adversely affected, investor confidence could decline and its common stock price could decline.

Yadkin Valley and American Community may not receive shareholder approvals or such approvals may take longer than expected.

        The merger, including the merger of the two banks, must be approved by the Federal Reserve and the FDIC, as well as the shareholders of both Yadkin Valley and American Community. The merger and the bank merger were approved by the North Carolina Banking Commission and North Carolina Commissioner of Banks on November 19, 2008. We obtained the approval of the Federal Reserve System for our merger on December 1, 2008, and approval from the FDIC on January 16, 2009. Nonetheless, there can be no assurances that approval of the shareholders of both Yadkin Valley and American Community will be received, or the timing of those approvals.

Because of our participation in the Treasury Department's Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

        Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 91.5% of our interest income for the year ended December 31, 2008. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We are exposed to changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. See "Risk Factors—We are subject to extensive regulation that could restrict our activities" above.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

        As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid $862,253 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC's new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase. In addition, the FDIC has indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We depend heavily on out of market deposits as a source of funding.

        As of December 31, 2008, less than 1% of our deposits were obtained from out of market sources. To continue to have access to this source of funding, we are required to be classified as a "well capitalized" bank by the FDIC; whereas, if we only "meet" the capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding.

We are exposed to the possibility of technology failure.

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

The capital and credit markets have experienced unprecedented levels of volatility.

        During 2008, the capital and credit markets experienced extended volatility and disruption. In the last two quarters of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, there can be no assurance that Yadkin Valley will not experience a material adverse effect on its ability to access capital, its business, its financial condition, and its results of operations.

        In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. These actions include the government-assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and a historic bill authorizing the U.S. Treasury to invest in financial institutions and purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. There can be no assurance as to when or if the government will take further steps to intervene in the financial sector and what impact government actions will have on the financial markets. Governmental intervention (or the lack thereof) could materially and adversely affect Yadkin Valley's business, financial condition and results of operations.

Significant risks accompany the recent and continued expansion of Yadkin Valley.

        Yadkin Valley has recently experienced significant growth, anticipates closing in April 2009 on its acquisition of American Community, and will likely continue to grow by opening new branches or loan production offices and through acquisitions. Such expansion could place a strain on Yadkin Valley's resources, systems, operations, and cash flow. Yadkin Valley's ability to manage this expansion will depend on its ability to monitor operations and control costs, maintain effective quality controls, expand its internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If it fails to do so, Yadkin Valley's business, financial condition, and operating results will be negatively impacted. Because Yadkin Valley may continue to grow by opening new branches or loan production offices and acquiring banks or branches of other banks that it believes provide a strategic fit with its business, Yadkin Valley cannot assure shareholders that it will be able to adequately or profitably manage this growth. Risks associated with acquisition activity include the following:

  •
  difficulties and expense associated with identifying and evaluating potential acquisitions and merger partners;

  •
  inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

  •
  Yadkin Valley's ability to finance an acquisition;

  •
  the diversion of management's attention to negotiate a transaction and integrate the operations and personnel of an acquired business;

  •
  Yadkin Valley's lack of experience in markets into which it may enter;

  •
  difficulties and expense in integrating the operations and personnel of the combined businesses;

  •
  loss of key employees and customers as a result of an acquisition that is poorly received; and

  •
  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on Yadkin Valley's results of operations.

        Yadkin Valley may also issue equity securities, including common stock, and securities convertible into shares of its common stock in connection with future acquisitions, which could cause ownership and economic dilution to its current shareholders.

Yadkin Valley's business strategy includes the continuation of significant growth plans, and its financial condition and results of operations could be negatively affected if Yadkin Valley fails to grow or fails to manage its growth effectively.

        Yadkin Valley intends to continue pursuing a significant growth strategy for its business. Yadkin Valley's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Yadkin Valley cannot assure shareholders it will be able to expand its market presence in existing markets or successfully enter new markets or that any such expansion will not adversely affect its results of operations. Also, if Yadkin Valley's growth occurs more slowly than anticipated or declines, its operating results could be materially adversely affected. Yadkin Valley's ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in its market areas and its ability to manage growth. Failure to manage its growth effectively could have a material adverse effect on Yadkin Valley's business, future prospects, financial condition or results of operations, and could adversely affect Yadkin Valley's ability to successfully implement its business strategy. Yadkin Valley's ability to grow will also depend on the steps it takes to remediate the reported material weakness in its internal control described in detail in

Item 9A (Controls and Procedures) below, and whether Yadkin Valley encounters additional operational and financial reporting difficulties as a result of future growth. If Yadkin Valley is unable to remediate its current material weaknesses in a timely manner, or encounters additional operational and financial reporting difficulties, its ability to grow in the future may be adversely affected.

Yadkin Valley will face risks with respect to future expansion.

        Yadkin Valley's strategy is to increase the size of its franchise by expanding into new markets or lines of business and offering new products or services by aggressively pursuing business development opportunities. These activities involve a number of risks, including:

  •
  taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new branches, as there may be a substantial time lag between these activities before Yadkin Valley generates sufficient assets and deposits to support the costs of the expansion;

  •
  taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in the diversion of management's attention from the operation of its existing business;

  •
  creating an adverse short-term effect on its results of operations; and

  •
  time and expense of evaluating, selecting, and introducing new products and services into its business.

        Yadkin Valley may not be successful in overcoming these risks or other problems encountered in connection with expansion activities and it can give no assurance that such expansion will result in the level of profits Yadkin Valley seeks. Its inability to overcome these risks could have a material adverse effect on Yadkin Valley's ability to achieve its business strategy and on its financial condition and results of operations.

Yadkin Valley may have higher loan losses than is provided for in its allowance for loan losses.

        Yadkin Valley attempts to maintain an appropriate allowance for loan losses to provide for losses inherent in its loan portfolio. Yadkin Valley periodically determines the amount of the allowance based on consideration of several factors, including:

  •
  an ongoing review of the quality, mix, and size of its overall loan portfolio;

  •
  its historical loan loss experience;

  •
  an evaluation of economic conditions;

  •
  regular reviews of loan delinquencies and loan portfolio quality; and

  •
  the amount and quality of collateral, including guarantees, securing the loans.

        However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. If charge-offs in future periods increase, Yadkin Valley may be required to increase its provisions for loan losses, which would decrease its net income and possibly its capital.

        Also, Yadkin Valley's loan losses could exceed its allowance for loan losses. As of December 31, 2008, approximately 75% of Yadkin Valley's loan portfolio was composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than repayment of residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond

Yadkin Valley's control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

        Although Yadkin Valley believes the allowance for loan losses is a reasonable estimate of known and inherent losses in its loan portfolio, it cannot fully predict such losses or that its loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on its financial performance. Consistent with its loan loss reserve methodology, Yadkin Valley expects to make additions to its loan loss reserve levels as a result of its loan growth, which may affect its short-term earnings.

        Additionally, as part of the proposed merger with American Community, Yadkin Valley and American Community identified an increase in nonperforming loans in the American Community loan portfolio, including loans or lines of credit that needed to be adversely classified after execution of the merger agreement (due in part to a reassessment of certain of American Community's construction loans and loans secured by real property in light of the continuing softness in the economic environment), and the resulting increases in American Community's reserves for loan losses. There can be no assurances that the reserves for loan losses will meet the current need, or that the loan losses will not be greater than anticipated after completion of the proposed merger.

        Federal regulators periodically review Yadkin Valley's allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of its provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

        Yadkin Valley is also responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. On March 31, 2009, Yadkin Valley's management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008, because of the existence of material weaknesses in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A (Controls and Procedures) below, Yadkin Valley has identified material weaknesses in internal controls relating to, among other areas, accounting for significant estimates, which includes material weaknesses in the preparation and review of its allowance for loan losses model. In response to the material weaknesses identified, Yadkin Valley developed a remediation plan, including development of a formal procedure for recommending and approving any changes to the allowance for loan loss model, and is proceeding expeditiously with the remediation plan to enhance internal controls (see Item 9A (Controls and Procedures)). Yadkin Valley cannot be certain how long it will take to fully implement the remediation plan, whether the remediation plan will be effective to maintain adequate controls over its financial reporting process in the future, including with respect to the allowance for loan losses, or whether the remediation plan will be sufficient to address and eliminate the material weaknesses. If Yadkin Valley is unable to implement the remediation plan in a timely manner, or if the remediation plan is not effective in maintaining adequate controls with respect to the allowance for loan losses, Yadkin Valley's financial condition could be adversely affected, the trading price of its common stock could decline, and the price of its common stock could decline. The remediation plan and the material weaknesses are described in more detail below in Item 9A (Controls and Procedures).

        Federal regulators periodically review Yadkin Valley's allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of its provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

        Yadkin Valley is also responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2008 and September 30, 2008, Yadkin Valley evaluated the effectiveness of its internal control over financial reporting, including controls over the preparation of financial statements, and based on this assessment, concluded that its internal control over financial reporting as of December 31, 2008 and September 30, 2008, was not effective because of the material weaknesses described below at page 96. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In response to the material weaknesses identified, Yadkin Valley developed a remediation plan to address the material weaknesses, and is proceeding expeditiously with the remediation plan to enhance internal controls. The remediation plan and the material weaknesses are described in more detail on page 96-97.

Yadkin Valley could continue to sustain losses from a further decline in credit quality.

        Yadkin Valley's earnings are significantly affected by its ability to properly originate, underwrite and service loans. Yadkin Valley has, and could continue to, sustain losses if more borrowers, guarantors, or related parties fail to perform in accordance with the terms of their loans or if Yadkin Valley fails to detect or respond to deterioration in asset quality in a timely manner. Problems with credit quality or asset quality have, and could continue to, cause its interest income and net interest margin to further decrease and its provisions for loan losses to further increase, which have, and could continue to, adversely affect Yadkin Valley's business, financial condition, and results of operations. These risks have been exacerbated by the recent developments in national and international financial markets, and Yadkin Valley is unable to accurately predict what effect these uncertain market conditions will continue to have on these risks.

        Additionally, as part of the proposed merger with American Community, Yadkin Valley and American Community identified a decline in the asset quality of American Community's loan portfolio since September 30, 2008, as reflected in its February 11, 2009 press release. There can be no assurances that this decline will not deteriorate further after the completion of the proposed merger.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. On January 16, 2009, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series T Preferred Stock and the CPP Warrant to the Treasury.

        In addition, the FDIC created the Temporary Liquidity Guarantee Program ("TGLP") as part of a larger government effort to strengthen confidence and encourage liquidity in the nation's banking system. The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. Second, the TLGP includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We will participate in the TAGP and have opted out of the DGP.

        On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury's Troubled Asset Relief Program ("TARP"), which includes programs under TARP such as the Capital Purchase Program in which we participate.

        There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

Continued changes in local economic conditions have and could continue to lead to higher loan charge-offs and reduce our net income and growth.

        Yadkin Valley is subject to periodic fluctuations of the local economic conditions, which presently have a negative effect. These fluctuations are not predictable, cannot be controlled, and currently are creating a material adverse impact on our operations and financial condition. Yadkin Valley's banking operations are locally oriented and community-based. Accordingly, Yadkin Valley continues to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. For example, increases in unemployment and decreases in real estate values, as well as other factors, have and could continue to weaken the economies of the communities Yadkin Valley serves. Weaknesses in Yadkin Valley's market area have and could continue to depress its earnings and consequently its financial condition because:

  •
  customers may not want or need Yadkin Valley's products or services;

  •
  borrowers may not be able to repay their loans;

  •
  the value of the collateral securing loans to borrowers may decline; and

  •
  the quality of Yadkin Valley's loan portfolio may decline.

        All of the latter scenarios have required and could continue to require Yadkin Valley to charge off a higher percentage of loans and/or increase provisions for credit losses, which reduces Yadkin Valley's net income.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce Yadkin Valley's net income and profitability.

        Since 2007, the United States has seen softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been affecting the mortgage industry generally. Yadkin Valley's financial results may be adversely affected by changes in real estate values in areas in which it operates. Decreases in real estate values in these areas could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, then Yadkin Valley's net income and profits may decrease.

        The declines in home prices in many markets across the United States, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in Yadkin Valley's portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which are provided for in Yadkin Valley's allowance for loan losses. In that event, Yadkin Valley's earnings could be adversely affected.

        Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon Yadkin Valley's profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect Yadkin Valley's financial condition or results of operations.

The success of Yadkin Valley's growth strategy depends on its ability to identify and retain individuals with experience and relationships in the markets in which it intends to expand.

        Yadkin Valley intends to expand its banking network over the next several years, not just in its current markets of the central piedmont, research triangle and northwestern areas of North Carolina but also in other fast-growing markets throughout North Carolina, and in contiguous states. Yadkin Valley believes that to expand into new markets successfully, it must identify and retain experienced key management members with local expertise and relationships in these markets. Yadkin Valley expects that competition for qualified management in the markets in which it expands will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if Yadkin Valley identifies individuals that it believes could assist in establishing a presence in a new market, Yadkin Valley may be unable to recruit these individuals away from more established banks. Many experienced banking professionals employed by its competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for highly qualified banking professionals is competitive, and Yadkin Valley cannot assure shareholders that it will be successful in attracting, hiring, motivating or retaining them.

        In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out its strategy is often lengthy. Yadkin Valley's inability to identify, recruit, and retain talented personnel to manage new branches effectively and in a timely manner would limit its growth and could materially adversely affect its business, financial condition, and results of operations.

Yadkin Valley depends on key individuals, and the unexpected loss of one or more of these key individuals could curtail its growth and adversely affect its prospects.

        William A. Long, Yadkin Valley's president and chief executive officer, has substantial experience with its operations and has contributed significantly to its growth since July 31, 2002. If Yadkin Valley were to lose Mr. Long's services, he would be difficult to replace and Yadkin Valley's business and development could be materially and adversely affected. Yadkin Valley's success is dependent on the personal contacts and local experience of Mr. Long and other key management personnel in each of its market areas. Yadkin Valley's success also depends on its continued ability to attract and retain experienced loan originators, as well as its ability to retain current key executive management personnel, including the chief financial officer, Edwin E. Laws. Yadkin Valley has entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that Yadkin Valley will be able to continue to retain their services. The unexpected loss of either of these key personnel could adversely affect Yadkin Valley's growth strategy and prospects to the extent it is unable to replace such personnel.

Yadkin Valley depends on the accuracy and completeness of information about clients and counterparties and its financial condition could be adversely affected if it relies on misleading information.

        In deciding whether to extend credit or to enter into other transactions with clients and counterparties, Yadkin Valley may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which Yadkin Valley does not independently verify. Yadkin Valley also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, Yadkin Valley may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Yadkin Valley's financial condition and results of operations could be negatively affected to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

Interest rate volatility could significantly harm Yadkin Valley's business.

        Yadkin Valley's results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of Yadkin Valley's earnings is its net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. Yadkin Valley may not be able to effectively manage changes in what it charges as interest on its earning assets and the expense it must pay on interest-bearing liabilities, which may significantly reduce its earnings. The Federal Reserve has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on Yadkin Valley's earnings until it can make appropriate adjustments in its deposit rates. In addition, there are costs associated with its risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of Yadkin Valley's ability to continue to maintain a consistent positive spread between the interest earned on its earning assets and the interest paid on its interest-bearing liabilities. These risks are exacerbated by the recent developments in national and international financial markets, and Yadkin Valley is unable to accurately predict what effect these uncertain market conditions will have on these risks.

Liquidity needs could adversely affect Yadkin Valley's financial condition and results of operations.

        Yadkin Valley relies on dividends from its bank subsidiary as its primary source of funds. The primary sources of funds of the bank subsidiary are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

        Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, Yadkin Valley may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While Yadkin Valley believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if Yadkin Valley continues to grow and experience increasing loan demand. Yadkin Valley may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Yadkin Valley is subject to extensive regulation that could limit or restrict its activities.

        Yadkin Valley operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. Yadkin Valley must also meet regulatory capital requirements. If it fails to meet these capital and other regulatory requirements, Yadkin Valley's financial condition, liquidity, and results of operations would be materially and adversely affected. Yadkin Valley's failure to remain "well capitalized" and "well managed" for regulatory purposes could affect customer confidence, its ability to grow, its cost of funds and FDIC insurance, its ability to pay dividends on its capital stock, and its ability to make acquisitions.

        The laws and regulations applicable to the banking industry could change at any time, and the effects of these changes on Yadkin Valley's business and profitability cannot be predicted. For example, new legislation or regulation could limit the manner in which Yadkin Valley conducts its business, including the ability to obtain financing, attract deposits, make loans and expand its business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place Yadkin Valley at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to Yadkin Valley have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The cost of compliance with these laws and regulations could adversely affect Yadkin Valley's ability to operate profitably. Moreover, as a regulated entity, Yadkin Valley can be requested by regulators to implement changes to its operations. Yadkin Valley has addressed areas of regulatory concern, including interest rate risk, through the adoption of board resolutions and improved policies and procedures.

Yadkin Valley faces strong competition in its market area, which may limit its asset growth and profitability.

        The banking business in Yadkin Valley's primary market area, which is currently concentrated in the central piedmont, research triangle and northwestern areas of North Carolina, is very competitive, and the level of competition Yadkin Valley faces may increase further, which may limit its asset growth and profitability. Yadkin Valley experiences competition in both lending and attracting funds from other banks and nonbank financial institutions located within its market area, some of which are significantly larger, well-established institutions. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, Yadkin Valley encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms. Yadkin Valley may face a competitive disadvantage as a result of its smaller size, lack of significant multi-state geographic diversification and inability to spread its marketing costs across a broader market.

Yadkin Valley has implemented anti-takeover devices that could make it more difficult for another company to purchase it, even though such a purchase may increase shareholder value.

        In many cases, shareholders might receive a premium for their shares if Yadkin Valley were purchased by another company. State law and Yadkin Valley's articles of incorporation and bylaws make it difficult for anyone to purchase Yadkin Valley without the approval of Yadkin Valley's board of directors. For example, Yadkin Valley's articles of incorporation include certain anti-takeover provisions, such as being subject to the Shareholder Protection Act and Control Share Acquisition Act under North Carolina law, which may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control of Yadkin Valley by allowing minority shareholders to prevent a transaction favored by a majority of the shareholders. The primary purpose of these provisions is to encourage negotiations with Yadkin Valley management by persons interested in acquiring control of Yadkin Valley. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director. See "Description of Yadkin Valley's Capital Stock—Anti-takeover Effects."

Changes in banking laws could have a material adverse effect on Yadkin Valley.

        Yadkin Valley is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, Yadkin Valley is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. Yadkin Valley cannot predict whether any of these changes may adversely and materially affect Yadkin Valley. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the North Carolina legislature has passed a number of bills that impose additional requirements, limitations and liabilities on mortgage loan brokers, originators and servicers. Generally, these enactments cover banks as well as state-licensed mortgage lenders. The legislatures of other states, such as Georgia, Maryland and South Carolina, may enact similar legislation in the future.

        Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on Yadkin Valley's activities that could have a material adverse effect on Yadkin Valley's business and profitability.

Our trading volume has been low compared with larger banks and bank holding companies and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

        The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended March 1, 2009 was approximately 31,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We may be adversely affected by the soundness of other financial institutions.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the U.S. Treasury pursuant to the Capital Purchase Program.

        Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and warrants to the Treasury for $36 million pursuant to the Capital Purchase Program on January 16, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our Capital Purchase Program transaction with the Treasury. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our Capital Purchase Program transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the Capital Purchase Program transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the Capital Purchase Program. If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

        The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Yadkin Valley Financial Corporation. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 3.3% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although

Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

        Moreover, the securities purchase agreement between us and the U.S. Treasury pursuant to the CPP provides that prior to the earlier of (i) January 16, 2012 and (ii) the date on which all of the shares of the Series T Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series T Preferred Stock) or trust preferred securities.

If we are unable to redeem the Series T Preferred Stock after five years, we will be required to make higher dividend payments on this stock, thereby substantially increasing our cost of capital.

        If we are unable to redeem the Series T Preferred Stock prior to February 15, 2014, the dividend rate will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series T Preferred Stock could have a material negative effect on our liquidity, our net income available to common shareholders, and our earnings per share.

If we do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

        Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the "reporting unit" to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position. During 2008, there was no impairment.

        If current market conditions persist during 2009, in particular, if the Company's share price remains below book value per share, or if the Company's actions to limit risk associated with its products or investments causes a significant change in any one reporting unit's fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in impairment of goodwill during 2009.

        Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. There was no valuation allowance necessary at of December 31, 2008. Charges to record a valuation allowance could have a material adverse effect on our results of operations and financial position.

Item 1B.—Unresolved Staff Comments

        None.

Item 2—Properties

        The Company currently operates out of 29 full-service banking offices, 12 mortgage lending offices operated by Sidus and 7 administrative offices as set forth below:

Office location	Approximate Square Footage	Year Established/ Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
107 North Fifth Avenue, West Jefferson, NC	2,400	1988
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
516 Hawthorne Drive, Yadkinville, NC	4,532	2007
4611 Yadkinville Road, Pfafftown, NC	2,400	2007
3804 Peachtree Ave #220E, Wilmington, NC (LPO)	1,200	2007
Offices doing business as Piedmont Bank—
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	12,280	2005
3475 East Broad St, Statesville, NC	1,800	2006
Offices doing business as High Country Bank—
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
520 Church Road, Boone, NC	215	2001
783 W. King Street Ste A, Boone, NC	1,200	2004
3618 Mitchell Ave, Linville, NC	3,000	2005
Offices doing business as Cardinal State Bank—
237 South Churton Street, Hillsborough, NC	3,250	2009
5309 Highgate Drive, Durham, NC	3,300	2008
115 East Carver Street, Durham, NC	4,300	2008
3400 Westgate Drive, Durham, NC	2,400	2008
405 N. Main St, Creedmoor, NC	1,056	2008

Office location	Approximate Square Footage	Year Established/ Acquired
Offices operated by Sidus Financial, LLC
1905 Turnberry Drive, Greenville, NC	10,000	2004
1073 13th Street SE, Hickory, NC	750	2004
350 South Cox Ste D, Asheboro, NC	800	2004
5001 Craig Rath Blvd. Midlothian, VA	2,691	2004
1824 E. Main St, Easley, SC	1,000	2004
6511 Creedmoor Road Ste 207, Raleigh, NC	1,150	2006
2308 Cedar Run Place, Wilson, NC	950	2006
#16 Causeway Shopping Center, Atlantic Beach, NC	600	2006
1004 N. Berkley Blvd, Goldsboro, NC	150	2007
502 Hodges Street Unit 1, Oriental, NC	371	2007
1 Bedford Farms Drive Bedford NH	3,653	2008
Offices housing administration and operations—
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004
3710 University Drive, Durham, NC	12,000	2008

Item 3—Legal Proceedings

        Although the Company is a defendant in various legal proceedings arising in the ordinary course of business, there are no legal proceedings pending or, to the best knowledge of management, threatened which, in the opinion of management, will have a material adverse affect on the financial condition or results of operation of the Company.

Item 4—Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Market for the Common Stock of the Bank.    Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin's common stock is listed on The Nasdaq Global Select Market under the trading symbol "YAVY." As of March 1, 2009, the Bank had 4,643 shareholders of record.

        The following table lists high and low published closing prices of Yadkin's common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated:

	Price				Price
Year 2008 Quarterly Period	High	Low	Dividends	Year 2007 Quarterly Period	High	Low	Dividends
First quarter	$15.81	$12.65	$0.13	First quarter	$21.15	$17.75	$0.12
Second quarter	15.15	11.95	0.13	Second quarter	19.49	18.19	0.13
Third quarter	17.65	9.90	0.13	Third quarter	18.64	15.01	0.13
Fourth quarter	16.96	11.39	0.13	Fourth quarter	17.25	14.00	0.13

        Dividends.    In the future, any declaration and payment of cash dividends will be subject to Yadkin's Board of Directors' evaluation of its operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin's capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

        Regulatory restrictions on cash dividends.    As a holding company, we are dependent upon our subsidiary, the bank, to provide funding for our operating expenses and dividends. North Carolina banking law requires that cash dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank's surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the FDIC.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1 - 10/31/08	—	—	—	28,719
11/1 - 11/30/08	—	—	—	28,719
12/1 - 12/31/08	—	—	—	28,719

Item 6—Selected Financial Data

Years Ended December 31,	2008	2007	2006	2005	2004
Total interest income	$74,526,674	$75,192,850	$67,305,890	$53,250,997	$42,663,346
Total interest expense	34,536,254	33,300,736	26,429,344	18,586,196	12,211,296

Net interest income	39,990,420	41,892,114	40,876,546	34,664,801	30,452,050
Provision for loan losses	11,109,183	2,488,620	2,165,000	1,724,000	1,620,000

Net interest income after provision for loan losses	28,881,237	39,403,494	38,711,546	32,940,801	28,832,050
Total other income	15,501,144	15,444,159	14,345,158	13,243,530	9,227,890
Total other expense	39,274,350	32,959,103	32,092,848	29,626,962	24,015,608

Income before income taxes	5,108,031	21,888,550	20,963,856	16,557,369	14,044,332

Income taxes	1,241,403	7,200,818	7,171,959	5,398,905	4,559,800

Net Income	$3,866,628	$14,687,732	$13,791,897	$11,158,464	$9,484,532

Net income per share information:
Basic	$0.34	$1.39	$1.30	$1.04	$0.90
Diluted	$0.34	$1.37	$1.28	$1.03	$0.89
Cash dividends	$0.52	$0.51	$0.47	$0.43	$0.40
Weighted average shares
Basic	11,235,943	10,594,567	10,640,819	10,685,457	10,531,774
Diluted	11,306,742	10,712,667	10,788,798	10,828,799	10,694,761

Key Balance Sheet Data

As of December 31,	2008	2007	2006	2005	2004
Loans, net, and loans held for sale	$1,215,143.089	$939,061,408	$846,431,886	$759,483,119	$720,297,551
Deposits	1,155,042,075	963,442,084	907,846,899	814,352,588	728,708,104
Total assets	1,524,288,021	1,211,077,241	1,120,864,544	1,024,294,504	959,790,276
Stockholders' equity	149,644,322	133,268,994	124,399,141	116,322,897	111,640,237
Selected Ratios
Return on average assets	0.28%	1.31%	1.31%	1.14%	1.07%
Return on average equity	2.66	11.32	11.52	9.79	9.20
Dividend payout	154.80	36.77	36.15	41.34	44.44
Average equity to average assets	10.55	11.53	11.69	11.61	11.81

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis is provided to assist in understanding and evaluating Yadkin's results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007, and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

        The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Bank's accounting for loans, the provision and allowance for loan losses and goodwill. In particular, the Bank's accounting policies relating to the provision and allowance for loan losses and possible impairment of goodwill involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations. Please see the discussion below under "Loans," "Provision for Allowance for Loan Losses," and "Goodwill." Also, please refer to Note 1 in the "Notes to Consolidated Financial Statements" for additional information regarding all of the Bank's critical and significant accounting policies.

        LOANS—Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the simple interest method based on the outstanding principal balance.

        PROVISIONS AND ALLOWANCE FOR LOAN LOSSES—We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance for loan losses and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

        GOODWILL—Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded.

Financial Condition

        The Bank's total assets increased 25.9% from $1,211.1 million at December 31, 2007 to $1,524.3 million at December 31, 2008. Total gross loans held for investment increased 32.1% from $898.8 million at December 31, 2007 to $1,187.6 million at December 31, 2008. Deposits grew 19.9% from $963.4 million at December 31, 2007 to $1,155.0 million at December 31, 2008. Assets and net loans acquired in the Cardinal acquisition were $219.4 million and $149.9 million, respectively. Deposits acquired in the Cardinal acquisition were $170.7 million. For further information on the Cardinal acquisition, refer to Note 2.

        The largest loan growth, excluding the loans acquired in the Cardinal acquisition, occurred in May ($29.0 million) and December ($43.9 million). The leading growth categories for the year 2008, including the loans acquired in the Cardinal acquisition, were construction and land development loans which increased by $46.2 million (45.6%), commercial real estate which increased by $63.6 million (18.4%), and commercial and industrial loans which grew by $58.6 million (43.4%). Loan composition includes commercial real estate loans which account for 34% of total loans, followed by commercial and industrial loans (18%), construction and land development (18%), equity lines (11%), residential 1-4 family first liens (14%), consumer (3%), multifamily (2%). The weighted average rate for loans held for investment at December 31, 2008 was 5.28% as compared to 7.43% at December 31, 2007. Fixed rate loans comprised 51% of total loans held for investment at December 31, 2008, a decrease from 52% at the prior year end. Fixed rate loans held at the end of the current and prior years yielded 6.57% and 7.25%, respectively, a decrease of 68 basis points. At December 31, 2008, and 2007, the aggregate yields of variable rate loans were 3.93% and 7.62%, respectively, a decrease of 369 basis points which was attributable to the decrease in the prime rate of 400 basis points during the year.

        Mortgage loans held for sale decreased by $2.8 million (5.4%) while year-to-date loan closings at December 31, 2008 exceeded year-to-date loan closings at December 31, 2007 by $137.2 million. These loans are closed, managed, and sold by Sidus. The decrease in the amount of loans held for sale was due to the volume and timing of the loan closings and the loans sold. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held for sale are normally sold to investors within two to three weeks after closing. Loans closed by Sidus in 2008 totaled $1,046 million with monthly volumes ranging from $59 million in January to $119 million in October.

        The securities portfolio decreased by $4.7 million (3.3%), resulting from a $6.9 million decrease in amortized cost and a $2.2 million increase in the fair market value adjustment. All securities were held in the available-for-sale category and included U.S. Government agency securities of $43.6 million (31.7%), state and municipal securities of $41.1 million (29.8%), mortgage-backed securities of $53.1 million (38.5%). The fair market value adjustment increased to a net unrealized gain of $3.3 million from a net unrealized gain of $1.1 million as a result of decreases in market rates. The tax equivalent yield of securities held at December 31, 2008 was 5.35%, an increase from 5.26% a year earlier.

        Premises and equipment, net of accumulated depreciation, increased by $7.1 million from December 31, 2007 to December 31, 2008. The Cardinal acquisition added $6.3 million in premises and equipment and upgrades in computer equipment and furniture and fixtures provided for the rest of the increase. Foreclosed real estate, also referred to as "Other Real Estate Owned" ("OREO"), increased by $3.4 million from December 31, 2007 to December 31, 2008. OREO acquired in the Cardinal acquisition was $1.0 million with the remaining increase foreclosed during 2008. Refer to the discussion under "Nonperforming Assets" for additional information.

        There was an increase in other assets of $4.7 million. The majority of the increase was related to the deferred tax asset and the current income taxes receivable that were increased from $1,667,000 to $6,184,000 due primarily to the deferred tax assets acquired in the Cardinal acquisition and deferred tax assets attributable to the increased in the allowance for loan losses.

        Deposits grew by $191.6 million, or 19.9%, for the year ended December 31, 2008 including the $170.7 million acquired in the merger with Cardinal State Bank on March 31, 2008 as presented in Note 2 to the financial statements. The table below presents the increases from greatest to least and shows the increase attributable to the Cardinal acquisition dollar amounts in millions

Deposit Category	Balance 12/31/08	Balance 12/31/07	Increase (Decrease)	% Increase (Decrease)	Acquired from Cardinal on March 31, 2008
Certificates of deposit	$717.6	$575.6	$142.0	25%	$105.3
Money market	147.4	119.1	28.3	24%	34.4
NOW	99.7	77.7	22.0	28%	14.3
Savings	36.7	36.0	0.7	2%	0.9
Demand deposits	153.6	155.0	(1.4)	(1)%	15.8

Total deposits	$1,155.0	$963.4	$191.6	20%	$170.7

        Certificates of deposit were the largest contributor to deposit growth with an increase of $142.0 million, including $105.3 million acquired from Cardinal at the merger date and $36.7 million from customers throughout the branch network. CDs were offered at rates in line with competitors' rates and at one or more special rates and priced at 25-50 basis points higher than competitors' rates for limited periods. These rates were needed in order to build a deposit base sufficient to fund loans. Although there is no concentration of deposits from one individual or entity, the Bank does have $333.4 million or 28.9% of its total deposits in the over $100,000 ("jumbo CDs") category. Jumbo CDs increased by $65.8 million or 24.6% over the balance at December 31, 2007. Some of the increase in jumbo certificates of deposit can be attributed to the temporary increase in deposit insurance from $100,000 to $250,000 on October 3, 2008 under provisions of the Emergency Economic Stabilization

Act of 2008. The law provides that the deposit insurance limit will return to $100,000 on January 1, 2010. The Bank's brokered CD's are less than 1% of the Bank's total deposits and are discussed in further detail under "Liquidity Management" on page 44.

        The weighted average rate for CDs outstanding on December 31, 2008 was 3.69% down from 4.73% at the end of the prior year. During 2008 the aggregate CD rate remained high relative to other sources of funding as competition remained strong among both large and small banks trying to maintain adequate levels of liquidity. Throughout the year CD offering rates started to decrease as the Federal Reserve decreased the target federal funds from 4.25% to a range of 0% to 0.25% and took this action to mitigate the effects of the weakness in the economy. The weighted average rate paid on outstanding jumbo CDs at December 31, 2008 was 12 basis points higher than on other CDs, a decrease from the prior year-end spread of 17 basis points. The weighted average remaining term on jumbo CDs at December 31, 2008 was 8.8 months, up from 7.6 months, at the end of 2007 and even with the end of 2006, respectively. The steepening slope of the yield curve prompted investors, on average, to extend their terms from the prior year. Jumbo CDs were concentrated in the $100,000 to $200,000 range which comprised 53.8% of total jumbo CDs on December 31, 2008 as compared to 54.6% and 53.5% of the end of each of the prior two years.

        The increases in money market and savings account balances were attributed to accounts acquired from Cardinal. Excluding balances acquired from Cardinal, there was an overall decrease in checking account balances and a shift in the mix from noninterest-bearing demand deposits to interest bearing NOW accounts. The decrease in checking account balances can be attributed to the weakening economy and the shift in mix was attributed to more attention by rate-conscious customers to look for opportunities to earn interest on their balances.

        In addition to deposits, funding for the Bank's assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements increased from $26.0 million at December 31, 2007 to $34.8 million at December 31, 2008. Advances from the Federal Home Loan Bank at December 31, 2007 totaled $12.0 million compared to $118.7 million at December 31, 2008, an increase of $106.7 million. Short-term advances increased by $103.6 million and long-term advances increased $3.1 million. On November 1, 2007 the Company issued $25 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The initial interest rate was 6.21% for the period beginning November 1 through December 15, 2007. The interest rate at December 31, 2008 was 3.32% and will be effective until March 16, 2009. The rate will adjust quarterly, thereafter. These securities are classified as long term debt and mature in the year 2032. The Company has the option to call for redemption of the securities in 2012. The proceeds provided funding for the acquisition of Cardinal State Bank at the end of the first quarter of 2008. Refer to Note 9 for additional information.

dollar amounts in millions

Borrowings	Balance 12/31/08	Balance 12/31/07	Increase (Decrease)	% Increase (Decrease)	Acquired from Cardinal on March 31, 2008
Short-term	$169.1	$66.4	$102.7	154.6%	$3.0
Long-term	38.8	37.8	1.0	2.8%	2.0

Total borrowings	$207.9	$104.2	$103.7	99.6%	$5.0

        There was an increase in other liabilities of $1.4 million or 20.1%. Accruals related to the outstanding lawsuits and bank-owned life insurance post retirement expense increased as accruals for the employee incentive plan pay out were reduced.

Effect of Economic Trends

        Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening. Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged. Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased. The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings matured during this period they repriced at higher interest rates. In late September 2007, the Federal Reserve reversed their position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007. The Federal Reserve has continued to aggressively decrease rates by lowering the short-term rate 400 basis points during 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

        The Bank's net income for 2008 was $3,866,628, a 73.7% decrease from 2007 net income of $14,687,732. Basic net income per common share was $0.34 in 2008 compared to $1.39 and $1.30 in 2007 and 2006, respectively. Diluted net income per common share was $0.34 in 2008 compared to $1.37 and $1.28 in 2007 and 2006, respectively. Return on average assets was 0.28% in 2008, 1.31% in 2007, and 1.31% in 2006. Return on average equity was 2.66% in 2008, 11.32% in 2007, and 11.52% in 2006. Return on tangible equity was 4.06% in 2008, 15.90% in 2007 and 16.80% in 2006. The return on assets decreased significantly in 2008 as a result of reduced net income caused by a decline in net interest margin, increased provision for loan losses and the write down of Freddie Mac Preferred Stock. The return on equity declined as average equity increased by 11.9% and earnings decreased by 73.7%. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the decrease in net interest income was a combination of an increase attributable to volume or asset growth and a decrease attributable to declining interest rates. The increase in volume contributed net interest income of $6.8 million, which was offset by the interest rate decreases. The rate decreases reduced net interest income by $8.7 million.

Net Interest Income

        Net interest income is the primary source of operating income for the Bank. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.

        For analytical purposes, net interest income may be reported on a tax equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2008, 2007, and 2006. These tables detail changes in interest income and expense and net interest income changes caused by rate and/or volume.

        Taxable equivalent net interest income decreased $1.8 million or 4.2% in 2008 from 2007 compared to an increase of $1.1 million or 2.6% in 2007 over 2006. Average earning assets increased $225.0 million or 22.2% in 2008 over 2007 after increasing $80.8 million or 8.7% in 2007. Average loans increased $220.9 million or 25.5% in 2008 compared with an increase of $64.4 million or 8.0% in 2007. Average investment securities increased $835,000 or 0.61% from 2007 to 2008 compared to an increase of $13.2 million or 10.6% from 2006 to 2007.

        The net interest margin (taxable equivalent net interest income as a percentage of average interest earning assets) decreased to 3.29% from 4.20% comparing 2008 to 2007 after decreasing to 4.20% from 4.45% for the prior comparative periods. The decrease in net interest margin in 2008 was attributable to the Company's asset sensitivity, whereby assets adjust more quickly than liabilities to interest rate changes resulting in net interest margin expansion during a period of increasing rates and net interest margin compression during a period of declining rates. Rates declined 75 basis points in the last four months of 2007 and continued the decline through 2008 ending the year 400 basis points lower than at the beginning. As the Interest Rate/Volume Variance Analysis table (page 41) shows, the increase in net interest income during 2008 attributable to volume (asset and liability growth) was $6.8 million while rate decreases reduced net interest income by $8.7 million. Also contributing to the decline in net interest margin was a decline in non-interest bearing funds as a percentage of total deposits in 2008 (14.6%) as compared to 2007 (16.7%).

        Interest spread was 2.84% in 2008 compared to 3.49% in 2007 and 3.88% in 2006. Interest spread measures the difference between net yield on interest earning assets (taxable equivalent interest income as a percentage of average interest earning assets) and the interest paid on interest-bearing liabilities. The rate declines in 2008 and 2007 mentioned in the previous paragraph contributed to the earning asset rate decline from 7.48% in 2007 to 6.08% in 2008. While the general decline in rates also contributed to a decline of 75 basis points in the interest bearing liability rate from 2007 to 2008, this decline was 65 basis points less than the 140 basis point decline in the earning asset rate.

        The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Bank for the last three years.

Interest Rates Earned and Paid

Net Interest Income Analysis-Fully Taxable Equivalent (dollars in thousands)

	For Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Federal funds sold	$2,451	$56	2.28%	$5,825	$298	5.12%	$3,799	$191	5.03%
Interest-bearing deposits	9,885	376	3.80%	3,213	148	4.61%	2,047	92	4.49%
Investment securities(1)	138,674	7,304	5.27%	137,839	7,067	5.13%	124,632	5,726	4.59%
Total loans(1)(2)	1,088,626	67,609	6.21%	867,725	68,377	7.88%	803,336	61,930	7.71%

Total average earning assets(1)	1,239,636	$75,345	6.08%	1,014,602	$75,890	7.48%	933,814	$67,939	7.28%

Non earning assets	136,221			110,230			118,240

Total average assets	$1,375,857			$1,124,832			$1,052,054

INTEREST BEARING LIABILITIES
NOW and money market	$235,836	3,866	1.64%	$188,909	4,196	2.22%	$192,516	3,791	1.97%
Savings	36,949	185	0.50%	36,152	343	0.95%	39,370	393	1.00%
Time Certificates	640,282	26,210	4.09%	550,448	26,453	4.81%	468,108	19,662	4.20%

Total interest bearing deposits	913,067	30,261	3.31%	775,509	30,992	4.00%	699,994	23,846	3.41%
Repurchase agreements sold	48,981	1,132	2.31%	36,171	1,223	3.38%	30,655	878	2.86%
Borrowed funds	103,086	3,143	3.05%	21,980	1,086	4.94%	47,263	1,705	3.61%

Total interest bearing liabilities	1,065,134	$34,536	3.24%	833,660	$33,301	3.99%	777,912	$26,429	3.40%

Non-interest bearing deposits	155,503			154,838			145,453
Stockholders' equity	145,184			129,722			119,749
Other liabilities	10,036			6,612			8,940

Total average liabilities and stockholders' equity	$1,375,857			$1,124,832			$1,052,054

NET INTEREST INCOME/ MARGIN(3),(4)		$40,809	3.29%		$42,589	4.20%		$41,510	4.45%
INTEREST SPREAD(5)			2.84%			3.49%			3.88%

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax—equivalent basis, assuming a Federal income tax rate of 34%. The calculation includes an adjustment for nondeductible portion of interest expense used to fund tax exempt assets.

(2)
The loan average includes loans on which accrual of interest has been discontinued.

(3)
The net interest income is the difference between income from earning assets and interest expense.

(4)
Net interest margin is net interest income divided by total average earning assets.

(5)
Interest spread is the difference between the average interest rate received on earning assets and the average interest paid on interest-bearing liabilities.

        The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the current period's rate), and (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume).

Interest Rate/Volume Variance Analysis (in thousands)

	2008-2007 Net Increase (Decrease) due to change in:			2007-2006 Net Increase (Decrease) due to change in:
	Average Balance	Average Rate	Increase (Decrease)	Average Balance	Average Rate	Increase (Decrease)
INTEREST EARNING ASSETS:
Federal funds sold	$(77)	$(165)	$(242)	$104	$3	$107
Investment securities	40	73	113	625	672	1,297
Other Investments	254	(26)	228	54	2	56
Total loans	13,689	(14,455)	(766)	5,063	1,363	6,426

Interest earning assets	$13,906	$(14,573)	$(667)	$5,846	$2,040	$7,886

INTEREST BEARING LIABILITIES
NOW and money market	$769	$(1,099)	$(330)	$(80)	$485	$405
Savings	4	(162)	(158)	(31)	(20)	(51)
Time certificates	3,677	(3,920)	(243)	3,957	2,833	6,790

Total interest bearing deposits	4,450	(5,181)	(731)	3,846	3,298	7,144
Borrowed funds	2,640	(674)	1,966	(785)	510	(275)

Total interest bearing liabilities	$7,090	$(5,855)	$1,235	$3,061	$3,808	$6,869

NET INTEREST INCOME	$6,816	$(8,718)	$(1,902)	$2,785	$(1,768)	$1,017

Notes:

Variances caused by the changes in rate times the changes in volume are allocated equally.

Tax effect of tax-exempt income from securities disregarded due to immateriality.

Income on nonaccrual loans is included in the volume and rate variance analysis table only to the extent that it represents interest payments received.

Market Risk, Asset/Liability Management and Interest Rate Sensitivity

        The Bank's principal business is the origination or purchase of loans, funded by customer deposits, loan sales, and, to the extent necessary, other borrowed funds. Consequently, a significant portion of the Bank's assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Bank's future net interest income and cash flows. Interest rate risk is the Bank's primary market risk exposure. The Bank has not entered into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Bank has no market risk-sensitive instruments held for trading purposes. The Bank's exposure to market risk is reviewed on a regular basis by its management.

        The Bank measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest- bearing liabilities that either reprice or mature within a given period of time. The difference or the interest rate repricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

        The interest rate sensitivity management function is designed to maintain consistent growth of net interest income with acceptable levels of risk to interest rate changes generally on a one year horizon. During the year 2008, the prime rate decreased by 400 basis points from 7.25% to 3.25% with changes concentrated in the first and last quarters. Net interest margin declined by 91 basis points from 4.20% in 2007 to 3.29% in 2008. Based on calculations derived from the Income Shock Summary and the Interest Rates Earned and Paid tables in the 2007 Form 10-K, management expected that its net interest margin would decline about 57 basis points if prime decreased by 200 basis points. The impact on net interest margin of the 225 basis point decline in the first four months was experienced for two full quarters and was more significant for the year than the 175 basis point decline in the last quarter. Based on the weighted average periods elapsed during 2008 from the initial 225 basis point prime decrease and the latter 175 basis point prime decrease, we would have anticipated a decrease in net interest margin of 62 basis points, versus the actual decline of 92 basis points experienced with the net interest margin between 2008 and 2007. The additional 29 basis points in margin decline was attributed to a combination of factors. These factors included the continued impact of 50 basis points in prime rate decreases during the fourth quarter of 2007, higher than normal rates on deposits relative to prime as banks competed aggressively for deposits to maintain liquidity, and a narrower margin from loans and deposits acquired from Cardinal.

        The 2008 margin decline was preceded by a decline of 25 basis points in 2007 and an increase of 35 basis points in 2006. The decline in 2007 was caused primarily by a 100 basis point decline in the prime rate during the year, all of which occurred during the last four months. The 2006 increase was caused primarily by the 100 basis point increase in the prime rate, all of which occurred during the first six months.

        Management uses various resources to measure interest rate risk, including simulating net interest income under different rate scenarios, monitoring changes in asset and liability values under similar rate scenarios and monitoring the gap between rate sensitive assets and liabilities over different time periods.

        The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2008 that mature or are expected to reprice within the listed time periods. Even though the analysis shows that the balance sheet is liability sensitive over a one year period by $158 million or 17.2% of repricing liabilities, management projects that net interest income over that period will reflect that the Company is asset sensitive because the assets reprice more quickly as shown by the table in the "Three Months or Less" column. The asset sensitivity of the Company's net interest income is reflected in the "Income Shock Summary" table following the "Gap Analysis" table.

 GAP Analysis

	Repricing
(IN THOUSANDS)	Three Months Or Less	Over 3 Months to 12 Months	Total 1 Year	Over 1 Year Thru 3 Years	Over 3 Yrs Thru 5 Years	Over 5 Years	Total
Earning Assets
Loans:
Commercial	$144,300	$24,537	$168,837	$41,274	$40,218	$6,555	$256,884
Real estate—construction	148,561	17,479	166,040	23,030	20,983	33,732	243,785
Real estate—mortgage	321,390	64,340	385,730	118,354	107,358	24,467	635,909
Consumer	8,237	13,725	21,962	18,595	8,081	2,353	50,991

Total	622,488	120,081	742,569	201,253	176,640	67,107	1,187,569

Securities:
U. S. Treasuries and other agencies	2,000	2,000	4,000	9,000	19,000	9,868	41,868
State and municipal securities	1,550	700	2,250	11,855	6,170	20,457	40,732
Mortgage backed debt securities	2,459	7,548	10,007	15,046	10,122	16,717	51,892
Mutual funds/equities	1	—	1	—	—	3,320	3,321

Total	6,010	10,248	16,258	35,901	35,292	50,362	137,813

Federal Funds Sold	58	—	58	—	—	—	58
Interest bearing due from banks	3,411	—	3,411	—	—	—	3,411

Total Earning assets	$631,967	$130,329	$762,296	$237,154	$211,932	$117,469	$1,328,851

Paying Liabilities:
NOW accounts	$—	$—	$—	$101,866	$—	$—	$101,866
Money market accounts	145,289	—	145,289	—	—	—	145,289
Savings	—	—	—	36,736	—	—	36,736
Certificates:
Over $100,000	82,780	186,758	269,538	60,175	2,964	—	332,677
Other certificates	92,955	216,349	309,304	72,052	2,373	1,172	384,901

Total deposits	321,024	403,107	724,131	270,829	5,337	1,172	1,001,469

TT& L Notes	488	—	488	—	—	—	488
Repurchase Agreements/Fed funds purchased	58,009	—	58,009	5,000	—	15	63,024
FHLB borrowing	103,600	7,000	110,600	2,000	—	6,076	118,676
Junior Subordinated Debentures	25,774	—	25,774	—	—	—	25,774

Total paying liabilities	$508,895	$410,107	$919,002	$277,829	$5,337	$7,263	$1,209,431

GAP	$123,072	$(279,778)	$(156,706)	$(40,675)	$206,595	$110,206	$119,420
Cumulative GAP		(156,706)	(156,706)	(197,381)	9,214	119,420
GAP %	124.2%	31.8%	82.9%	85.4%	3,971.0%	1,617.4%	109.9%

Additional information regarding loans with maturity dates that exceed one year

Fixed rate loans with maturities that exceed one year	$511.6 million
Variable rate loans with maturities that exceed one year	$245.9 million

 Income Shock Summary
(in thousands)

	January 1, 2009 - December 31, 2009
		Rates UP (+200 bp)		Rates DN (-200bp)
	Base Amount
		Amount	% Change	Amount	% Change
Short-term investments	$71	$1,018	1,333.80	$61	(14.08)
Securities	9,373	9,724	3.74	9,081	(3.12)
Loans	73,904	94,378	27.70	53,072	(28.19)

Interest income	83,348	105,120	26.12	62,214	(25.36)

Non-maturing deposits	3,510	7,407	111.03	3,510	(0.00)
Certificates of deposit	27,635	40,575	46.82	15,896	(42.48)
Borrowed money	2,650	5,034	89.96	1,607	(39.36)

Interest expense	33,795	53,016	56.88	21,013	(37.82)

Net interest income	$49,553	$52,104	5.15	$41,201	(16.85)

Liquidity Management

        The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, Federal Home Loan Bank line of credit, junior subordinated debentures, and availability at the Federal Reserve discount window. Liquidity needs have been met through federal funds purchased and the use of a line of credit at the Federal Home Loan Bank. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In 2008, the Bank adopted a Brokered Funds policy that allows the Bank to obtain brokered funds up to 20% of total deposits, and deposits obtained through a single broker are limited to 5% of total deposits. Previously, brokered funds were authorized under the Bank's Asset Liability Management Policy but total and broker maximum amounts were not addressed by the policy. At December 31, 2008, brokered deposits accounted for less than 1% of total deposits. The Bank maintains a brokered deposit NOW account to add municipal deposits and averaged $2,174,996 during 2008. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these municipal deposits have enhanced the Bank's liquidity.

        The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through an private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At December 31, 2009, the balance of funds acquired through the One-Way Buy product totaled about $800,000. Otherwise, the Bank has not solicited deposits from outside its primary market area and has not engaged in the placement of deposits with nonmarket institutional customers. Promontory also provides a product, CDARS® Reciprocal, that allows the the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Bank's so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports these reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report.

        Comparing 2008 to 2007, average total deposits increased 14.9% or $138.2 million. At December 31, 2008, total deposits reflected a 19.9% increase or $191.6 million compared to December 31, 2007. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $34.8 million at year-end 2008 compared to $26.0 million at year-end 2007. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the Federal Home Loan Bank at December 31, 2008 was $15.9 million. Federal funds available for additional borrowings at year end were $57.8 million. At end of year 2008, unpledged securities totaled $68.1 million or 49.4% of the securities portfolio.

        On December 31, 2008, the Company announced that it had received preliminary approval for a $36.0 million investment from the U.S. Department of Treasury under the Treasury's Capital Purchase Program. The transaction closed on January 16, 2009. Further information is available in Note 22 and "Risk Factors".

OTHER BORROWED FUNDS

        See Note 8 under "Notes to Consolidated Financial Statements".

Investment Securities

        At December 31, 2008, the securities classified as available for sale, carried at market value, totaled $137.8 million with an amortized cost of $139.1 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital. Securities available for sale consist of U.S. government agencies with an average life of 1.58 years, municipal securities with an average life of 6.23 years, and mortgage backed securities with an average life of 2.39 years. Management has determined that it has both the ability and intent to hold these securities until maturity. The proceeds from maturities and sales were invested along with funds in excess of loan demand. Refer to Note 3 in the Notes to Consolidated Financial Statements for additional information.

Maturities and Yields of Debt Securities
As of December 31, 2008

	Within 1 year		1 to 5 years		5 to 10 years		After 10 years
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for sale securities
U.S. Government agencies	$4,057	4.59%	$27,758	5.00%	$11,835	4.89%	$—	—	$43,650
Mortgage backed securities	1,015	4.29%	2,168	3.87%	3,100	5.24%	46,780	5.41%	53,063
Municipals	1,333	6.76%	17,062	5.66%	9,937	5.61%	12,745	5.81%	41,077
Other	—	—	—	—	—	—	24	63.25%	24

Total available for sale securities	$6,405		$46,988		$24,872		$59,549		$137,814

Time Deposits

        The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.

Maturities of Time Deposits
As of December 31, 2008

Dollars in thousands	Within Three Months	Three to Six Months	Six to Twelve Months	Within One Year	One To Five Years	Total
Time deposits of $100,000 or more	$86,119	$59,848	$123,571	$269,538	$63,837	$333,375
Other time deposits	$89,876	$51,843	$166,549	$308,268	$75,935	$384,203

	$175,995	$111,691	$290,120	$577,806	$139,772	$717,578

Capital Adequacy

        Stockholders' equity at December 31, 2008, totaled $149.6 million, an increase of 12.2% over 2007 year-end equity of $133.3 million. The 2008 equity total includes an unrealized net gain on available for sale securities of $2,006,993 compared to an unrealized net gain of $632,270 at December 31, 2007. The Bank's internal capital generation rate (net income /(loss) less cash dividends declared, as a percentage of average equity) was (1.46%) in 2008 and 7.2% in 2007. Dividends in 2008 were 154.8% of after tax earnings compared to 36.8% in 2007 and 36.2% in 2006. The Bank had pursued a policy of increasing the dividend payout as a percentage of after tax earnings in earlier years until 2002. The current dividend policy is a payout of approximately 40% of earnings up to a policy maximum of 50% of earnings. The Board of Directors approved the dividend as a temporary exception to this policy based on information available at that time. The dividend payout ratio exceeded the policy limit because management and the board estimated that the payout ratio over the next twelve months would be less than 50% based on estimated earnings and the current dividend per share. In addition, the Company had estimated that the provision for loan losses during the fourth quarter would be significantly less than the amount recorded based on the final assessment using the model to determine the allowance for loan losses. The Company determines its cash dividend each quarter based on projected earnings for both the current quarter and the next twelve months.

        On January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, Yadkin Valley entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms) with Treasury pursuant to which the Yadkin Valley issued and sold to Treasury (i) 36,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company's common stock, par value $1.00 per share, at an initial exercise price of $13.99 per share, for an aggregate purchase price of $36,000,000 in cash.

        The table below details the plans and number of shares repurchased. Shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The table below details the stock repurchase activity from inception of the plans through December 2008. The 2002 through 2005 plans were approved by a vote of the shareholders of Yadkin Valley Bank and Trust Company. Following reorganization as a holding company on July 1, 2006, the Board of Directors of

Yadkin Valley Financial Corporation approved stock repurchases of up to 100,000 shares for the 2006 and 2007 plans. There was no 2008 repurchase plan or repurchases in 2008.

Approved by Shareholders	Shares Repurchased & Cancelled	Average Cost	Total Reduction Of Capital
2004 and prior plans—1,150,000 shares approved	589,571	$12.61	$7,432,590
2005 Plan—300,000 shares approved	54,648	14.35	784,107
2006 Plan—100,000 shares approved	100,000	17.42	1,741,886
2007 Plan—100,000 shares approved	71,281	17.10	1,219,251

Total Repurchased	815,500	$13.71	$11,177,834

        The following table contains the executive stock option compensation.

Option Exercises and Stock Awards Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William A. Long	4,175	$33,734	—	—
Edwin E. Laws	2,933	22,379	—	—
Stephen S. Robinson	—	—	—	—

        The Company's tangible equity ratio was 6.24%, 8.21% and 8.01% at end of year 2008, 2007, and 2006, respectively. These ratios exceed all minimum regulatory capital requirements. The detail for the calculation of these ratios is in the following table.

Capital Adequacy Ratios
December 31,

	2008	2007	2006
Tangible assets	$1,466,125,018	$1,173,345,226	$1,082,166,964
Tangible equity*	91,481,319	96,310,979	86,664,532
Tangible equity ratio*	6.24%	8.21%	8.01%

    *
    Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.

Loans

        Net loans held for investment (total loans held for investment less allowance for loan losses) as of December 31, 2007 were $886.3 million as compared with $1,165.2 million as of December 31, 2008, an increase of 31.5% or $278.9 million. In addition, the Bank's residential mortgage loans classified as held for sale totaled $49.9 million and $52.7 million at December 31, 2008 and 2007, respectively, representing a decrease of 5.4% or $2.8 million. The Bank focuses on commercial lending to small and medium-sized businesses within its market area, consumer based installment loans, and residential mortgage lending including equity lines of credit. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans.

        The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

Loans (dollars in thousands)
As of December 31,

	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Construction real estate	$227,989	19.20%	$155,043	17.25%	$111,353	13.66%	$92,447	12.53%	$80,000	11.64%
Commercial real estate	416,872	35.10%	352,568	39.23%	323,041	39.65%	245,079	31.03%	228,759	33.28%
1 - 4 family 1st liens	119,865	10.09%	71,379	7.94%	61,639	7.56%	61,924	12.66%	71,286	10.37%
1 - 4 family Jr. liens	5,360	0.45%	4,361	0.49%	3,473	0.43%	2,536	0.34%	1,928	0.28%
1 - 4 family equity lines	135,639	11.43%	100,012	11.12%	94,650	11.61%	91,759	12.45%	88,388	12.86%
Multifamily	22,468	1.89%	20,577	2.29%	23,548	2.89%	23,413	3.17%	26,494	3.85%

Toital mortgage loans	283,332	23.86%	196,329	21.84%	183,310	22.49%	179,632	26.62%	188,096	27.37%
Commercial, other	225,092	18.95%	161,507	17.97%	147,473	18.10%	163,857	22.22%	154,740	22.51%
Consumer	34,284	2.89%	33,306	3.71%	49,733	6.10%	41,300	5.60%	35,750	5.20%

Gross Loans	1,187,569	100.00%	898,753	100.00%	814,910	100.00%	737,529	100.00%	687,345	100.00%
Allowance for loan losses	(22,355)		(12,445)		(10,829)		(9,473)		(8,654)

Net loans	$1,165,214		$886,308		$804,081		$728,056		$678,691

        The Bank's ARM loans totaled $2.4 million or 1.3% of first lien residential mortgage loans. Subprime loans, also identified as B grade loans, totaled approximately $0.4 million or 0.22% of first liens. The Bank requires documentation on its residential mortgage loans and does not have a program to make loans with minimal documentation requirements. The Bank's residential real estate loans are collateralized predominately by property in North Carolina where real estate values have been decreasing steadily as compared to the prior year. While residential real estate values have declined across the state, the erosion has been more acute in the coastal and mountain regions where large vacation and second home exposures exist. The Bank's total real estate loan exposure is 15.6% of total real estate loans for the mountain region and 3.5% of total real estate loans in the coastal region. The mountain real estate loans were concentrated in commercial (34.9%), 1 - 4 family construction (13.6%), other construction and land development (10.9%), and 1 - 4 family equity lines (20.2%). The coastal real estate loans were mostly construction, consisting of 1 - 4 family construction (32.0%) and other construction and land development (24.2%). Regional credit officers, regional presidents and loan officers are familiar with the markets in which they serve and with their borrowers so as to mitigate the risk of delays in identifying declining market values that may result in surprise increases in non-performing assets. As stated in the loan policy, the Bank is relationship driven which enhances the likelihood that deterioration in a borrower's creditworthiness or in collateral values will be identified and appropriate action taken to reduce losses.

        The Bank's residential mortgage loans do not have features such as teaser rates or negative amortization and are made at loan-to-value ("LTV") ratios of 80% or lower, with the exception of HELOC's which can have LTV of 90%. Since these loans do not have features that would create additional risk, net interest income after loan loss provision would not be affected unfavorably by unique loan features. Residential mortgage loans with risk grades that are either substandard or doubtful totaled $952,000 and $11.1 million on December 31, 2007 and 2008, respectively. The increase was attributable to weakening economic and employment trends throughout the Bank's market area. Management has determined the appropriate loss estimate for these loans some of which are impaired and recorded a provision expense to recognize the probable losses. Further weakness in the performance of these loans and in economic conditions may result in additional provision expense, while economic weakness may result in additional provision while improving performance may result in a credit to provision expense for this loan group.

        The Bank's policy regarding appraisals includes compliance with FIRREA guidelines. For long term commercial real estate lending, all loans with outstanding balances of $500,000.00 or more require the account manager to prepare an annual review discussing the performance of the borrower and the property. The annual review is to be supported by an updated review of borrower and guarantor financial statements and operating information on the property. Credit reports are to be updated and reviewed. Account managers are required to perform a site visit as part of the annual review process. A discussion of compliance with loan agreement covenants is to be included in the review. If there has been a material adverse change in the property or market, a new appraisal may be required.

        Construction loans extended by the Bank are to be supported by current appraisals in compliance with FIRREA requirements and the Bank's appraisal policies as described in the loan policy. The borrower must obtain all appropriate building permits, and the project must comply with applicable zoning requirements for the site. Projects are to have controlled disbursements based upon satisfactory inspections indicating the project status merits the draw. The Chief Credit Officer has provided that commercial lenders can inspect their own construction loans. All loans for commercial properties and multi-family housing must be supported by a satisfactory commitment for permanent financing from a strong source. Speculative units for home builders are to be limited to a level the home builder can support from sources in addition to the future sale of these units. The Bank requires that there be no secondary financing on projects for which it is providing financing. Exempted from this requirement are construction loans to be taken out by SBA 504 program financing, which by design, contemplates a secondary loan. During the construction phase, however, there is to be no secondary financing.

        For residential construction revolving lines of credit to builders, valuation of collateral is based upon the appraised value of the basic floor plans (drawings of structure to be built) offered in the projects as determined in a master appraisal plus a value of lots based upon location, size, and appeal, as determined in the appraisal. The account manager is to monitor sales prices and absorption throughout the loan to ensure the assumptions in the original appraisal remain valid. If there is a material change from original assumptions, a new appraisal is to be completed. In general, appraisals are required for initial or refinanced real estate loans, especially if there have been changes in the original assumptions regarding value of the property or the market in general.

        Management has implemented a new credit risk review department that will report to the Chief Credit Officer. The focus will be on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review. Management has also created a new report of past due credit card delinquency and set procedures to insure delivery to Regional Presidents in order that monitoring and grading can be achieved on a comprehensive basis.

        The purpose of the newly formed credit risk management team, under the direct supervision of the Chief Credit Officer, is to develop a more intense credit risk approach by implementing the following procedures:

  •
  Improved problem loan tracking and reporting

  •
  Reporting by bank and region

  •
  Improved and more defined commercial real estate reporting

  •
  Coordination with lenders to ensure proper loan grading

  •
  Enhanced staff including the addition of regional credit risk officers

  •
  More communication and involvement with regional managers

        As discussed below in the Provision and Allowance for loan losses, residential loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source. If borrowers do not meet credit history requirements, other mitigating criteria such as substantial liquidity and low loan-to-value ratios could be considered and would generally have to be met in order to make the loan. The Bank's loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower's ability to repay. Loan officers have loan individual approval authority for risk grade 1 through 4 loans up to maximum exposure limits for each customer that have been authorized by the board. New or renewed loans that are graded 5 (special mention) or worse must have approval from the Chief Credit Officer.

Nonperforming Assets

        Nonperforming assets include loans classified as nonaccrual and foreclosed bank-owned property, and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest when any loan is past due 90 days or when it is apparent that the collection of principal and/or interest is in doubt. Unsecured consumer loans are usually charged off when payments are more than 90 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

        Nonperforming assets as of December 31, 2008 totaled $17.7 million or 1.49% of net loans compared with $2.6 million or 0.29% in 2007 and $2.4 million or 0.30% in 2006. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by its collection department.

        A significant portion, or 67%, of nonperforming loans at December 31, 2008 are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.The Bank has a policy to stop accruing interest when any loan is past due 90 days as to principal or interest. In addition, loans may be identified as nonaccrual on a case by case basis if it is probable that the borrower will not be able to repay according to the original terms. Nonperforming loans and other real estate owned (Foreclosed Real Estate) comprise nonperforming assets. At December 31, 2008 certain additional loans were considered to be impaired, even though they were performing, where liquidiation of collateral was insufficient to repay the balance of the loan. The impairment was determined based on current economic conditions, the declines in the commercial borrowers' industries, or specific credit or collateral characteristics of the loan.

 Nonperforming Assets
December 31,

	2008	2007	2006	2005	2004
Loans 90 days past due-still accruing	$—	$—	$—	$—	$—
Loans on nonaccrual	13,647,312	1,961,538	1,829,947	3,199,282	3,039,575
Other real estate owned	4,017,880	602,000	574,345	763,210	1,125,427

Total nonperforming assets	$17,665,192	$2,563,538	$2,404,292	$3,962,492	$4,165,002

Loans 90 days past due-still accruing/ total loans	0.0%	0.0%	0.0%	0.0%	0.0%
Total nonperforming assets/net loans	1.49%	0.29%	0.30%	0.54%	0.61%

        As discussed above the Bank generally identifies loans 90 days past due as nonaccrual . Impaired loans include $13.6 million in nonaccrual loans as well as $0.8 million in performing loans that were impaired for various concerns about the ability of the borrower to repay the principal. The table below reconciles nonperforming assets to impaired loans:

	2008	2007
Total nonperforming assets	$17,665,192	$2,563,538
Less: Other real estate owned	(4,017,880)	(602,000)

Nonaccrual loans	13,647,312	1,961,538
Loans identified as doubtful (risk grade 7) still accruing with specific reserves	21,452	746,224
Loans identified as doubtful (risk grade 7) still accruing without specific reserves	—	72,609
Loans identified as substandard (risk grade 6), still accruing with specific reserves	515,003	5,021,490
Loans identified as substandard (risk grade 6), still accruing without specific reserves	254,578	—

Total impaired loans	$14,438,345	$7,801,861

        A summary of the Foreclosed Real Estate (i.e. Other Real Estate Owned ("OREO")) activity is shown below:

OTHER REAL ESTATE OWNED	2008	2007
Beginning balance	$602,000	$574,345
Loans transferred to OREO	3,916,919	1,355,631
OREO acquired in Cardinal merger	1,005,857	—
Proceeds of sales, net of selling expenses	(1,143,543)	(1,041,246)
Gain/(loss) on sale of OREO	(363,353)	(286,730)
Ending balance of OREO	$4,017,880	$602,000

        The following table presents the Bank's impaired loans by loan type:

IMPAIRED LOANS BY TYPE:	December 31, 2008%		December 31, 2007%
Construction	$4,681,054	32.4%	$913,969	11.7%
Commercial, financial and agricultural	4,425,514	30.6%	4,895,992	62.7%
Mortgage	2,955,854	20.5%	951,721	12.2%
Commercial real estate	2,194,317	15.2%	948,969	12.2%
Installment loans	166,570	1.2%	77,852	1.0%
Open end, unsecured	15,036	0.1%	13,358	0.2%

Total Impaired	$14,438,345	100.0%	$7,801,861	100.0%

        At December 31, 2008, the impaired loans in the construction category consisted of non 1 - 4 family construction and land development loans totaling $2.8 million and 1 - 4 family construction loans totaling $1.9 million. The largest construction and land development loan balance was $1.1 million for a residential development in the coastal region for which a specific allowance was recorded based on a year end appraisal less a discount. Of the remaining construction and land development loans, most were in the mountain region and had discounted collateral values greater than the outstanding loan balances. The largest concentration of 1 - 4 family construction loans total $1.1 million with a builder in the piedmont region. Specific allowances have been recorded for each loan based on discounted collateral values. The remaining 1 - 4 family loans are spread across various market areas, and specific allowances under FAS 114 have been recorded where loan balances exceeded discounted collateral values.

        The largest impaired loan relationship at December 31, 2008 is a borrower in the lumber industry which has declined over the last year along with the construction industry and the overall economy. The loan balances outstanding with this customer total $3.3 million. Specific allowances totaling $1.9 million have been determined based on discounted collateral values for accounts receivable, inventory, and equipment. One other loan with a balance of $0.6 million, collaterized by equipment, started paying according to the terms during the fourth quarter and was 20 days past due at the end of the quarter. The remaining commercial loans were spread over various industries, and specific allowances were recorded where loan balances exceeded discounted collateral values. Specific allowances for unsecured loans were recorded for the balance outstanding at year end.

        Collateral values were assessed for impaired residential mortgage and commercial mortgage loans. that were analyzed impaired were analyzed to record specific allowances for each loan when balances exceeded discounted collateral values. Specific allowances were assigned for loan balances in excess of discounted collateral values.

        At December 31, 2007, most of the impaired loan balances in the commercial, financial, and agricultural category were collateralized by accounts receivable, inventory, and equipment. The borrowers were businesses primarily in the lumber, furniture, and equipment leasing industries which have softened over the past year. Perfected collateral related to impaired loans is appraised by an independent third party appraiser and recorded at the lower of loan balance or fair market value. Specific allowances under FAS 114 were assigned for loan balances in excess of discounted collateral values for loans deemed to be impaired.

        At December 31, 2008, the allowance for loan losses represented 1.6 times the amount of non-performing loans, compared to 6.3 times and 5.9 times at December 31, 2007 and 2006, respectively. The coverage level of the allowance at December 31, 2008 decreased from the coverage level at December 31, 2007 due to an increase in non-performing loans.

Provision and Allowance for Loan Losses

        The primary risks inherent in the Bank's loan portfolio, including the adequacy of the allowance or reserve for loan losses, are based on management's assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank's control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.

        The allowance for loan losses is adjusted by direct charges to provision expense. Lossses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.The provision for loan losses was $11,109,183 in 2008 compared to $2,488,620 in 2007 and $2,165,000 in 2006. This provision is based on the allowance as determined by the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans under FAS 114 and a general allocation for unimpaired loans as as determined under FAS 5. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

        Impaired loans, for which management has determined that receiving payment according to the terms of the original note is unlikely, are evaluated individually for specific allowances. Management considers certain loans graded "doubtful" or "loss" to be impaired and may consider "substandard" loans impaired depending on an evaluation of the probability of repayment of loan and the strength of any collateral. The Bank measures impairment based on the value of the collateral and the carrying value of the loan or, alternatively, probable cash flows. Impaired loans are identified in a periodic analysis of the adequacy of the reserve.

        In determining the general allowance allocation, the ratios from the actual loss history for the various categories are applied to the homogenous pools of loans in each category. Since embedded losses in loans may take more than one year to be realized, the historical annual loss percentage for the various categories are multiplied by a factor ranging from one to three years to recognize the magnitude of probable losses embedded in the current portfolio. Allowances for pools of construction loans are calculated with separate consideration when adjusting the historical loss ratio.

        In addition, to recognize the probability that loans in special mention, doubtful, and substandard risk grades are more likely to have embedded losses, additional multiples of historical losses ranging of three (special mention), seven (substandard), and fifteen (doubtful) are applied to the homogenous pools of weaker graded loans that have not yet been identified as impaired. As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners, contracted external examiners, and management are also considered.

        The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the larges impact on the allowance at December 31, 2008 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Unemployment rate trends are weighted by county based on loan exposure. Markets served by the Bank experienced some softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations and in exceptions to FDIC guidelines for loan-to-value ratios.

        The framework utilized for the model to determine the allowance for loan losses has been applied consistently each quarter with slight modifications as information became available to improve the accuracy of estimates. As the remediation plan over credit administration implemented during 2008 improved controls over underwriting, servicing, assigning risk grades, and loan approval, the internal environmental factor related to these controls was reassessed and decreased since December 31, 2007. However, other internal and external factors including those mentioned in the above paragraphs were increased to reflect the probability of embedded losses at December 31, 2008 in addition to losses attributed to historical loss ratios.

        The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the regional credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of individual credits within specific loan types. In some cases the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers' cash flows, with asset values considered only as a second source of payment. Regional Credit Officers are working with lenders in underwriting, structuring and risk grading our credits. The Risk Review Officer focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

        Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of December 31, 2008. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

        Management realizes that general economic trends greatly affect loan losses. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance, thus necessitating similarly sizable charges to provision expense. Net loan charge offs were $2,858,000 or 0.26% of average loans in 2008 compared to $872,000 or 0.10% of average loans in 2007 and $810,000 or 0.10% of average loans in 2006. Loan charge-offs in 2008 were comprised of numerous loans, mostly in the real estate and installment loan classifications. As of December 31, 2008, the allowance for loan losses was $22.4 million or 1.88% of loans held for investment at year end. This allowance level compares with $12.4 million or 1.38% of loans held for investment at December 31, 2007 and $10.8 million or 1.33% at December 31, 2006.

        The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$12,445	$10,828	$9,473	$8,654	$6,188
Charge-offs:
Real estate loans	1,720	328	419	430	285
Installment loans	576	338	252	396	164
Credit card and related plans	63	85	49	70	72
Commercial and all other	963	351	280	387	1,048
Leases	—	—	—	—	—

Total charge-offs	3,322	1,102	1,000	1,283	1,569

Recoveries:
Real estate loans	135	63	69	145	91
Installment loans	134	90	60	84	60
Credit card and related plans	14	22	3	8	27
Commercial and all other	181	55	58	141	199

Total recoveries	464	230	190	378	377

Net Chargeoffs	2,858	872	810	905	1,192
Provision for loan losses	11,109	2,489	2,165	1,724	1,620
Allowance acquired from Cardinal State Bank*	1,659
Allowance acquired from High Country Bank *	—	—	—	—	2,038

Balance at end of year	$22,355	$12,445	$10,828	$9,473	$8,654

*
Represents allowance carried over from acquisitions of Cardinal State Bank and High Country Bank in 2008 and 2004, respectively.

        The following table presents the allocation of the allowance for loan losses by category.

Allocation of the Allowance for Loan Losses

	2008		2007		2006		2005		2004
(Dollars in thousands)	Allowance Amount	% of Loans In Each Category To Total Loans	Allowance Amount	% of Loans In Each Category To Total Loans	Allowance Amount	% of Loans In Each Category To Total Loans	Allowance Amount	% of Loans In Each Category To Total Loans	Allowance Amount	% of Loans In Each Category To Total Loans
Real estate	$16,802	78%	$8,248	77%	$7,076	76%	$2,918	72%	$1,369	72%
Commercial, agricultural, other	4,617	19%	3,622	18%	2,869	18%	5,424	22%	3,100	23%
Consumer	936	3%	575	5%	189	6%	243	6%	4,089	5%
Unallocated	-0-		-0-		695		888		96

	$22,355	100%	$12,445	100%	$10,829	100%	$9,473	100%	$8,654	100%

Noninterest Income

        Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale or impairment of investment securities or mortgage loans and income earned from bank owned life insurance (BOLI).

        Noninterest income increased 0.4% or $57,000 in 2008. An increase in the gain on sale of mortgages of $1.8 million was offset by a decrease in gain on sale of investments of $1.1 million and a decrease in proceeds from bank owned life insurance of $564,000. Service charges on deposit accounts were up by $449,000 or 11.4% while mortgage banking income was down by $261,000 or 57.9%.

        Service charges on deposit accounts increased 11.4% or $448,700 from 2007 to 2008 as total NSF fees (a major component of service charges) increased $382,000 or 13.3% due in part to the addition of the Cardinal region. ATM service charge income rose $54,000 or 15.3%. NOW and money market account service charges increased 15.7% with the Cardinal region providing 14.2% of the increase.

        Certain noninterest income accounts that were significantly impacted by the Cardianl acquisition are detailed below.

Noninterest Income	Total 2008	Increase/ (decrease) over 2007	Cardinal region	Increase / (decrease) excluding Cardinal region
Checking, savings and money market account fees(1)	$884,614	$50,020	$58,356	$(8,315)
ATM service charges(1)	404,938	53,629	29,761	23,868
Consumer NSF fees(1)	2,380,545	283,837	115,604	168,233
Commercial NSF fees(1)	868,964	98,072	52,865	45,207
Total service charge on deposit accounts	4,394,241	448,708	255,491	193,217
Commission and fees on mortgages originated(2)	1,154,982	327,757	31,220	296,537

Notes:

(1)
included in Service charges on deposit accounts line item on Consolidated Statements of Income

(2)
included in Other service fees line item on Consolidated Statements of Income

        Other service fees income decreased by $182,400 or 5.1% in 2008 compared to an increase of $160,000 or 4.7% in 2007. The largest decrease was in the commissions earned on mortgage originations which were down $328,000 or 22.1% due to the reduction in mortgages originated by the Bank. Commissions on mutual funds and annuities were down $50,000 or 7.5% but investment service fees increased by $150,000 or 90.4%. Credit and debit card user fees and processing fees increased slightly by 3.9% or $26,000. Merchant and cardholder processing fee income decreased $36,000 or 22.6%.

        Gains on sales of mortgage loans increased $1.8 million or 30.5% in 2008 due to an increased volume of mortgages closed and sold by Sidus, the Bank's mortgage lending subsidiary, as Sidus expanded into the New England region. Gains on sales of mortgage loans decreased $143,000 or 2.4% in 2007. There were $1,046 million of mortgage loans closed in 2008 compared to $909 million in 2007. Loans funded increased from $898 million in 2007 to $1,047 million in 2008.

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

        Net gain (loss) on investment securities decreased from a gain of $45,000 in 2007 to a loss of $1,053,000, in 2008 primarily due to the write down of Freddie Mac stock in the third quarter of $973,000. Management also recorded an other than temporary impairment charge on two other investments that resulted in a loss of $80,000.

        Income from investment in bank-owned life insurance (BOLI) decreased $118,000 (11.3%) in 2008 due to a reduction in the rate paid on the policies during 2008. The BOLI investment income increased $347,000 (49.7%) in 2007.

        Mortgage banking income decreased $261,000 or 57.9% in 2008 after an increase of $194,000 or 75.5% in 2007, as a result of a larger decrease in the value of the mortgage servicing rights in 2007. Servicing fees on mortgage loans decreased 10.2% or $59,000 in 2008 after a 4.8% decrease in 2007. This decline in fees was due to the Bank's average servicing portfolio decrease of $24.9 million or 11.4% in 2008 following a decrease of $22.2 million or 8.2% in 2007.

Noninterest Expense

        Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses increased $6.3 million or 19.2% comparing 2008 to 2007 and 2.7% comparing 2007 to 2006. Noninterest expense to average assets for 2008 was 2.85%, and 2.93% for 2007. Efficiency ratios for 2008 and 2007 were 68.19% and 55.45%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. The decline in the efficiency ratio was due primarily to an increase in noninterest expenses of $6.3 million (19%) as compared to a decrease in taxable equivalent net interest income of $1.8 million (4%). The change in noninterest income was insignificant. Amortization of core deposit intangible attributable to the 2004 acquisition of High Country Bank, totaled $733,000 in 2008 and $777,000 in 2007, a noncash expense that will continue until 2022. Amortization of core deposit intangible, attributable to the 2008 acquisition of Cardinal, totaled $144,000 in 2008, and will continue until 2017. Both are being amortized under an accelerated method.

        Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2008 to 2007, salaries and benefits increased by $760,000 or 4.0%. These increases were due primarily to the additional staff acquired from Cardinal and normal annual increases. These increases were partially offset by a decrease in accrued expenses for the Bank's incentive plan. Comparing 2007 to 2006, salaries and employee benefits increased $467,000 or 2.5%. Occupancy and equipment expense increased $784,000 or 20.0%, comparing 2008 to 2007. These expenses increased $16,000 or 0.4% comparing 2007 to 2006.

        Data processing expense increased by 97.1% over 2007 and printing and supplies expenses increased 61.6%. Cardinal Bank customer transactions and accounts were processed separately for three months and additional costs of terminating contracts related to the merger accounted for $164,000 of the increase. The cost of processing internet banking transactions and maintaining the website increased by about $166,000 over the prior year. Communications expense decreased by 8.2%, when compared to 2007, due to a change in service providers.

        Other operating expenses increased $4.0 million or 57.4% comparing 2008 to 2007, up from a 5.8% increase from 2006 to 2007. The largest increases in the categories under other operating expenses were advertising expenses up $749,000, FDIC assessment expenses up $675,000, accounting fees up $380,000, attorney fees up $178,000, and outside service fees expense up $151,000. Professional fees, such as attorney and accounting fees and other outside service fees, increased due to increased volume and complexity associated with financial reporting, internal auditing, and responding to regulatory requests. In addition, various accounting and attorney fees associated with the acquisition of Cardinal State Bank and the pending merger with American Community Bank contributed to the increase. Advertising expense increased as expected, due to the implementation of various campaigns and a new loyalty program. Other operating expenses include items such as computer supplies, meetings and travel, directors' fees, postage, mortgage origination related expenses and professional fees.

        Certain noninterest expense accounts that were significantly impacted by the Cardianl acquisition are detailed below.

Noninterest Expense	Total 2008	Increase/ (decrease) over 2007	Cardinal region	Increase/ (decrease) excluding Cardinal region
Salaries and employee benefits	$19,920,421	$759,710	$1,388,346	$(628,636)
Occupancy expenses	$4,701,158	$784,306	$858,808	$(74,502)
Data Processing expenses	$786,312	$387,351	$126,783	$260,568
Advertising expenses(1)	$1,299,018	$748,970	$13,741	$735,229
Other expenses	$9,766,175	$3,288,047	$618,488	$2,669,559

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

        In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank's contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2008 is not material. The following table reflects contractual obligations of the Bank as of December 31, 2008.

Contractual Obligations (in thousands)	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Short-term borrowings	$169,112	$—	$—	$—	$169,112
Long-term borrowings	—	2,000	5,000	31,850	38,850
Operating Leases	733	1,114	738	14	2,599

Total contractual obligations excluding deposits	169,845	3,114	5,738	31,864	210,561
Deposits	1,018,159	131,546	5,337	—	1,155,042

Total contractual obligation	$1,188,004	$134,660	$11,075	$31,864	$1,365,603

        In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2008, are presented in Note 15 to the consolidated financial statements.

        As part of its ongoing business, the Bank does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Standards

        See Note 1 to the consolidated financial statements for a discussion of new accounting standards and management's assessment of the potential impact on the Bank's consolidated financial statements.

Fourth Quarter Summary

        In the fourth quarter of 2008, the Company reported a net loss of $2.6 million, compared with a net income of $3.1 million in the fourth quarter of 2007. Diluted earnings/(loss) per common share was ($0.22) for the fourth quarter of 2008, compared with $0.29 for the same 2007 period.

        Net interest income was $9.6 million for the quarter ended December 31, 2008, down $903,000, or 8.6%, from the quarter ended December 31, 2007. The decrease in net interest income was primarily due to the prime rate growth in average interest-earning assets, up $769.4 million over the fourth quarter of 2007. The net interest margin was 2.94% and 4.02% for the fourth quarter of 2008 and 2007, respectively.

        Provision for loan loss increased from $1.7 million for the fourth quarter of 2007 to $7.6 million for the fourth quarter of 2008 in response to the current economic environment, increased chargeoffs and impaired loans and the growth in the loan portfolio. For the fourth quarter of 2008, net loan charge-offs were $1.8 million, or 0.60% of average loans, compared with $473,000, or .21% of average loans during the same 2007 period.

        Total non-interest income in the fourth quarter of 2008 was $4.5 million, compared with $3.7 million in the fourth quarter of 2007. The increase in non-interest income was primarily due to the increase in gains on sales of mortgage loans of approximately $762,000 due to Sidus' increased volume as a result of expansion into the New England region. Fees and service charges were $1.1 million, up 13.9% from the fourth quarter of 2007, primarily due to the Cardinal acquisition.

        Non-interest expense totaled $10.7 million for the 2008 fourth quarter, an increase of $2.7 million, or 34.1%, from $8.0 million for the 2007 fourth quarter. Compensation and employee benefits increased $161,000, or 3.4%, from the fourth quarter of 2007, primarily due to reduced incentive plan accruals, increased employee expenses due to the additional Cardinal employees and deferred loan costs increased. Occupancy and equipment expenses increased $194,000, or 20.9%, from the fourth quarter of 2007, primarily due to costs associated with branch expansion, relocation and remodels.

        In the fourth quarter of 2008, the effective income tax rate was 39.4% of income before tax expense, up from 32.6% for the fourth quarter of 2007. The higher effective tax rate for the fourth quarter of 2008, compared with the fourth quarter of 2007, was primarily due to higher tax exempt income in the fourth quarter of 2007 in the form of death benefit proceeds from a bank owned life insurance policy.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Market Risk, Asset/Liability Management and Interest Rate Sensitivity".

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Yadkin Valley Financial Corporation
Elkin, North Carolina

        We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Valley Financial Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2009 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Charlotte, North Carolina
March 31, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$22,553,561	$24,267,806
Federal funds sold	58,000	—
Interest-bearing deposits	3,410,977	2,058,069

TOTAL CASH AND CASH EQUIVALENTS	26,022,538	26,325,875

Securities available for sale—At fair value (Amortized cost $134,533,342 in 2008 and $141,439,626 in 2007)	137,813,529	142,483,720
Gross Loans	1,187,568,945	898,753,056
Less: allowance for loan losses	22,355,231	12,445,555

Net Loans	1,165,213,714	886,307,501
Loans held for sale	49,929,375	52,753,907
Accrued interest receivable	5,441,754	6,054,982
Premises and equipment, net	33,899,915	26,779,889
Foreclosed real estate	4,017,880	602,000
Federal home loan bank stock, at cost	7,876,800	2,557,300
Investment in bank-owned life insurance	23,607,675	22,682,702
Goodwill	53,502,887	32,696,900
Core deposit intangible (net of accumulated amortization of $5,095,371 and $4,218,393 at December 31, 2008 and 2007)	4,660,116	4,261,115
Other assets	12,301,838	7,571,350

TOTAL ASSETS	$1,524,288,021	$1,211,077,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$153,573,487	$154,979,227
Interest-bearing deposits:
NOW, savings and money market accounts	283,890,757	232,888,349
Time certificates:
$100,000 or more	333,375,040	267,529,772
Other	384,202,791	308,044,736

TOTAL DEPOSITS	1,155,042,075	963,442,084
Short-term borrowings	169,111,959	66,425,129
Long-term borrowings	38,849,795	37,774,000
Accrued interest payable	3,554,522	3,434,832
Other liabilities	8,085,348	6,732,202

TOTAL LIABILITIES	1,374,643,699	1,077,808,247

Stockholders' Equity:
Common stock, $1 par value, 20,000,000 shares authorized; 11,536,500 shares issued in 2008 and 10,563,356 shares issued in 2007	11,536,500	10,563,356
Preferred stock, no par value, 1,000,000 shares authorized: no shares issued	—	—
Surplus	88,030,481	70,986,684
Retained earnings	48,070,348	51,086,684
Accumulated other comprehensive income	2,006,993	632,270

TOTAL STOCKHOLDERS' EQUITY	149,644,322	133,268,994

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,524,288,021	$1,211,077,241

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$67,459,499	$68,224,654	$61,798,938
Interest on federal funds sold	56,121	298,233	191,342
Interest and dividends on securities:
Taxable	5,118,353	5,285,770	4,093,326
Non-taxable	1,516,705	1,235,727	1,130,512
Interest-bearing deposits	375,996	148,466	91,772

TOTAL INTEREST INCOME	74,526,674	75,192,850	67,305,890

INTEREST EXPENSE:
Time deposits of $100,000 or more	11,735,000	11,984,295	8,569,185
Other time and savings deposits	18,526,120	19,008,193	15,277,302
Borrowed funds	4,275,134	2,308,248	2,582,857

TOTAL INTEREST EXPENSE	34,536,254	33,300,736	26,429,344

NET INTEREST INCOME	39,990,420	41,892,114	40,876,546
PROVISION FOR LOAN LOSSES	11,109,183	2,488,620	2,165,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,881,237	39,403,494	38,711,546

NON-INTEREST INCOME:
Service charges on deposit accounts	4,394,241	3,945,533	3,758,369
Other service fees	3,378,058	3,560,456	3,400,043
Net gain on sales of mortgage loans	7,679,275	5,882,495	6,025,837
Net gain (loss) on sales of investment securities	(26)	45,418	(85,596)
Impairment losses on investments	(1,015,694)	—	—
Income on investment in bank-owned life insurance	927,534	1,045,482	698,434
Mortgage banking income	189,976	451,287	257,185
Bank owned life insurance death benefits	—	563,907	—
Other income (loss)	(52,220)	(50,419)	290,886

TOTAL NON-INTEREST INCOME	15,501,144	15,444,159	14,345,158

NON-INTEREST EXPENSES:
Salaries and employee benefits	19,920,421	19,160,711	18,693,212
Occupancy and equipment expenses	4,701,158	3,916,852	3,900,516
Printing and supplies	889,417	550,386	591,200
Data processing	786,312	398,961	418,056
Amortization of core deposit intangible	876,978	776,594	813,117
Communications expense	1,034,871	1,127,422	1,031,131
Advertising expense	1,299,018	550,048	496,248
Other expense	9,766,175	6,478,129	6,149,367

TOTAL NON-INTEREST EXPENSES	39,274,350	32,959,103	32,092,847

INCOME BEFORE INCOME TAXES	5,108,031	21,888,550	20,963,856
INCOME TAXES	1,241,403	7,200,818	7,171,959

NET INCOME	$3,866,628	$14,687,732	$13,791,897

INCOME PER COMMON SHARE:
Basic	$0.34	$1.39	$1.30
Diluted	$0.34	$1.37	$1.28
CASH DIVIDENDS PER COMMON SHARE	$0.52	$0.51	$0.47

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
NET INCOME	$3,866,628	$14,687,733	$13,791,897

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available for sale	1,220,373	1,847,241	619,218
Tax effect	(470,318)	(716,070)	(238,419)

Unrealized holding gains on securities available for sale, net of tax amount	750,055	1,131,171	380,799

Reclassification adjustment for realized (gains) losses	26	(45,418)	85,596
Reclassification adjustment for impairment losses	1,015,694	—	—
Tax effect	(391,052)	17,485	(32,955)

Reclassification adjustment for realized (gains) losses, net of tax amount	624,668	(27,933)	52,641

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,374,723	1,103,238	433,440

COMPREHENSIVE INCOME	$5,241,351	$15,790,971	$14,225,337

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Common Stock				Accumulated other comprehensive income (loss)
				Retained earnings		Total stockholders' equity
	Shares	Amount	Surplus
BALANCE, JANUARY 1, 2006	10,680,061	10,680,061	71,993,212	34,554,032	(904,408)	116,322,897
Net income	—	—	—	13,791,897	—	13,791,897
Shares issued under stock option plan	18,111	18,111	150,804	—	—	168,915
Cash dividends declared	—	—	—	(4,997,731)	—	(4,997,731)
Shares repurchased	(87,085)	(87,085)	(992,425)	(240,810)	—	(1,320,320)
Fractional shares retired	(35)	(35)	35	43		43
Other comprehensive income	—	—	—	—	433,440	433,440

BALANCE, DECEMBER 31, 2006	10,611,052	10,611,052	71,151,626	43,107,431	(470,968)	124,399,141
Net income	—	—	—	14,687,732	—	14,687,732
Shares issued under stock option plan	72,076	72,076	495,306	—	—	567,382
Stock option compensation	—	—	69,165	—	—	69,165
Cash dividends declared	—	—	—	(5,400,775)	—	(5,400,775)
Shares repurchased	(119,772)	(119,772)	(729,413)	(1,307,704)	—	(2,156,889)
Other comprehensive income	—	—	—	—	1,103,238	1,103,238

BALANCE, DECEMBER 31, 2007	10,563,356	10,563,356	70,986,684	51,086,684	632,270	133,268,994
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	(897,253)		(897,253)
Net income	—	—	—	3,866,628	—	3,866,628
Shares issued under stock option plan	89,455	89,455	533,308	—	—	622,763
Stock option compensation	—	—	66,787	—	—	66,787
Tax benefit from exercise of stock options	—	—	252,250	—	—	252,250
Cash dividends declared	—	—	—	(5,985,711)	—	(5,985,711)
Fractional shares retired	(58)	(58)	2	—	—	(56)
Shares issued in acquisition of Cardinal State Bank	883,747	883,747	16,191,450	—	—	17,075,197
Other comprehensive income	—	—	—	—	1,374,723	1,374,723

BALANCE, DECEMBER 31, 2008	11,536,500	$11,536,500	$88,030,481	$48,070,348	$2,006,993	$149,644,322

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,866,628	$14,687,732	$13,791,897
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	(52,215)	49,684	368,979
Provision for loan losses	11,109,183	2,488,620	2,165,000
Net gain on sales of mortgage loans	(7,679,275)	(5,882,495)	(6,025,837)
Impairment loss on available-for-sale securities	1,015,694	—	—
Net (gain) loss on sale of available-for-sale securities	26	(45,418)	85,596
Increase in cash surrender value of life insurance	(927,534)	(1,045,482)	(698,434)
Gain on bank-owned life insurance	—	(563,907)	—
Depreciation and amortization	2,012,514	1,854,608	1,948,901
(Gain) loss on sale of premises and equipment	49,628	(66,680)	50,299
Net loss on sale of other real estate owned	363,353	286,730	—
Amortization of core deposit intangible	876,978	776,594	813,117
Deferred tax (benefit) provision	(3,291,615)	(1,196,351)	(958,870)
Stock based compensation expense	66,787	69,165	13,622
Originations of mortgage loans held-for-sale	(1,045,770,325)	(908,549,045)	(865,992,983)
Proceeds from sales of mortgage loans	1,056,274,132	904,028,548	861,094,634
(Increase) decrease in accrued interest receivable	1,247,846	(258,532)	(993,560)
Increase in other assets	(4,499,999)	(1,850,926)	(292,041)
Increase (decrease) in accrued interest payable	(481,729)	459,735	1,159,292
Increase in other liabilities	140,089	54,398	442,293

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,320,166	5,296,978	6,971,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(33,672,373)	(55,248,915)	(50,674,494)
Proceeds from sales of available-for-sale securities	15,497,926	35,648,265	15,180,679
Proceeds from maturities of available-for-sale securities	24,624,095	6,435,000	21,940,000
Net increase in loans	(140,095,518)	(86,070,781)	(78,189,581)
Acquisition of Sidus Financial, LLC, net of cash received	—	—	(560,717)
Acquisition of Cardinal State Bank, net of cash paid	11,979,969	—	—
Purchases of premises and equipment	(3,156,863)	(3,064,340)	(1,753,356)
Purchase of Federal Home Loan Bank stock	(7,923,100)	—	(3,213,700)
Proceeds from redemption of Federal Home Loan Bank stock	3,154,800	1,075,300	3,879,100
Proceeds from sales of premises and equipment	287,536	1,594,943	28,791
Proceeds from the sale of foreclosed real estate	1,143,543	1,041,246	—
Proceeds from bank-owned life insurance	2,561	1,723,618	—
Investment in bank-owned life insurance	—	—	(5,500,000)

NET CASH USED IN INVESTING ACTIVITIES	(128,157,424)	(96,865,664)	(98,863,278)

YADKIN VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	$(16,399,722)	$3,024,078	$(2,491,140)
Net increase in time certificates	36,419,283	52,571,106	95,985,451
Net increase (decrease) in borrowed funds	98,625,114	25,136,532	(6,927,114)
Purchases of common stock	—	(2,156,889)	(1,320,320)
Dividends paid	(5,985,711)	(5,303,782)	(4,997,731)
Tax benefit from exercise of stock options	252,250	—	35,914
Retired fractional shares	(56)	—	43
Proceeds from exercise of stock options	622,763	567,382	168,915

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,533,921	73,838,427	80,454,018

NET DECREASE IN CASH AND CASH EQUIVALENTS	(303,337)	(17,730,259)	(11,437,355)
CASH AND CASH EQUIVALENTS:
Beginning of year	26,325,875	44,056,134	55,493,489

End of year	$26,022,538	$26,325,875	$44,056,134

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$34,416,564	$32,832,851	$25,270,052

Cash paid for income taxes	$4,865,264	$8,386,742	$9,322,595

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$3,916,919	$1,355,631	$868,171

Unrealized gain (loss) on investment securities available for sale, net	$1,374,723	$1,103,328	$443,440

Issuance of shares in acquisition of Cardinal	$16,792,390

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization—Yadkin Valley Financial Corporation (the "Company") was formed July 1, 2006 as a holding company for Yadkin Valley Bank and Trust Company (the "Bank"). The Bank has three wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company's customers, Sidus Financial LLC, which provides mortgage brokerage services throughout North Carolina and surrounding states, and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank's state charter was incorporated in North Carolina on September 16, 1968, and the Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in northwestern North Carolina through 29 full-service banking offices. Sidus offers mortgage-banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Tennessee, Pennsylvania, Vermont, New Hampshire, Rhode Island, Maine, Massachusetts and Connecticut. The Company and its subsidiaries are collectively referred to herein as the "Company." Yadkin Valley Financial Corporation formed Yadkin Valley Statutory Trust I (the "Trust") during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trust are owned by Yadkin Valley Financial Corporation. On March 31, 2008, Yadkin Valley Bank acquired Cardinal State Bank ("Cardinal"), headquartered in Durham, NC (refer to Note 2). Cardinal stockholders received $17.62 per share in a total transaction value of approximately $41.7 million.

        Basis of Presentation—The consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its wholly owned subsidiary, Yadkin Valley Bank and Trust Company. Yadkin Valley Bank and Trust Company includes its wholly owned subsidiaries, Main Street Investment Services, Inc., PBRE, Inc. and Sidus Financial, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in Yadkin Valley Statutory Trust I, in accordance with FIN 46R, has been recorded by the Company in other assets with the corresponding increase to long-term debt. The Company records the income from the trust as a noninterest income item and the expense as additional interest expense.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Investment Securities—Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as "available for sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2008 and 2007 are classified as available for sale.

        Loans and Allowance for Loan Losses—Loans that management has the intent and ability to hold for the foreseeable future are stated at their outstanding principal balances adjusted for any deferred fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and other fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        Loans that are deemed to be impaired (i.e. probable that the Bank will be unable to collect all amounts due according to the existing loan repayment terms) are measured based on fair value of the collateral if the loan is collateral dependent, the carrying value of the loan or, alternatively, probable cash flows. A specific reserve is established as part of the allowance for loan losses to record the difference between the stated principal amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower). The company discontinues the accrual of interest income when the loans are either at least 90 days past due or less than 90 days past due but the collectability of such interest and principal becomes doubtful. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principle and interest amounts contractually due are brought current, the loan has performed for six months, and future payments are probable. The Bank may continue to identify such loans for a short term period and other loans as impaired for various reasons, even though performance is probable. The total of the impaired loans, impaired loans on non-accrual basis, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 5.

        The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio resulting from events that occurred as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the control of the Bank. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

        Loans Held for Sale—Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in other income in the consolidated statements of income. Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.

        Foreclosed Real Estate—Foreclosed real estate is stated at the lower of carrying amount or fair value less estimated cost to sell. Any initial losses at the time of foreclosure are charged against the

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.

        Business Combinations—The Company accounts for all business combinations by the purchase method of accounting whereby acquired assets and liabilities are recorded at fair value on the date of acquisition with the remainder of the purchase price allocated to identified intangible assets and goodwill.

        Mortgage Banking Activities—When the Bank retains the right to service a sold mortgage loan, the previous book-carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer. The Bank adopted Statement of Financial Accounting Standards 156, "Accounting for Servicing of Financial Assets" in the first quarter of 2007 using the fair value method.

        Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Mortgage servicing rights are carried at fair value.

        At December 31, 2008, 2007 and 2006, the Bank was servicing loans for others of approximately $184,603,881, $207,072,346 and $231,189,795, respectively. The Bank carries fidelity bond insurance coverage of $8,000,000 and errors and omissions insurance coverage of $1,000,000 per occurrence. Custodial escrow balances maintained in connection with the loan servicing were $86,881 and $77,946 at December 31, 2008 and 2007, respectively Mortgage servicing rights with a fair value of $1,745,466 and $2,000,770 at December 31, 2008 and 2007, respectively, are included in other assets. Amortization/market value adjustments related to mortgage servicing rights were $384,062, $120,532 and $343,420 for 2008, 2007 and 2006, respectively and recorded with the mortgage banking income. A valuation of the fair value of the mortgage servicing rights is performed using a pooling methodology. Similar loans are "pooled" together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating potential acquisition of the servicing.

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions and major replacements or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation and amortization is provided based on the estimated useful lives of the assets using both straight-line and accelerated methods. The estimated useful lives for computing depreciation and amortization are 10 years for land improvements, 30 to 40 years for buildings, and 3 to 10 years for furniture and equipment. Gains or losses on dispositions of premises and equipment are reflected in income.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

        Goodwill and Other Intangibles—Goodwill represents the excess of the cost of an acquisition in a business combination over the fair value of the net assets acquired. The company allocates goodwill to

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the segment that receives significant benefits from the acquisition. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill is not amortized but is tested for impairment annually, or more frequently if events or circumstances indicate possible impairment. The goodwill impairment analysis is a two step test. The first step requires comparing each reporting segment's estimated fair value to its carrying value, including goodwill. Goodwill is not impaired if the estimated fair value of the segment exceeds its carrying value.If the first step indicates an impairment then step two is performed. Step two requires calculation of the implied fair value of goodwill, which involves aggregating the fair values of the individual assets, liabilities and identifiable intangibles as if the segment was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the segment, no impairment is recorded. An impairment loss cannot exceed the carrying value of goodwill. Reversal of impairment charges of goodwill is not permitted. No impairment was identified as a result of the testing performed during 2008 and 2007. The purchase of Cardinal added $20.8 million to Goodwill in 2008 as detailed in Note 2. Intangible assets with finite lives include core deposits. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002) and the straight-line method (intangibles acquired in 2004) over a period not to exceed 20 years.

        The Company's stock price has historically traded above its book value and was trading above its book value and tangible book value as of December 31, 2008. The Company tests its reporting segements annually: Yadkin Valley Bank on April 30, and Sidus Financial on October 1.Should the Company determine in the future that the goodwill recorded in connection with these business segments were impaired, it would result in a charge against earnings in the period that the determination was made.

        The Bank's projected amortization expense for the core deposit intangible for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $863,451, $798,128, 744,170, $704,676, and $229,170, respectively. The weighted average amortization period is 8.0 years.

        Income Taxes—Provisions for income taxes are based on amounts reported in the statements of income and include changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.

        Net Income Per Common Share—Basic net income per common share is calculated on the basis of the weighted average number of shares outstanding. Potential common stock arising from stock options outstanding are included in diluted net income per common share.

        Stock Based Compensation—The Company's policy requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) under SFAS Mo. 123(R.) "Share Based Payment". SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.The Company is required to record compensation expense for all

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

awards granted after the date of adoption (effective January 1, 2006) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the Intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

        Non-marketable equity securities—As a requirement for membership, the Bank invests in stock of Federal Home Loan Bank of Atlanta ("FHLB"), and Silverton Bank, formerly Bankers Bank. Due to the redemption provisions of the FHLB and Silverton Bank, the Bank estimated that fair value of the stocks equal their respective costs and that these investments were not impaired at December 31, 2008. In addition, the Company holds equity investments in several other entities. These investments are discussed further in Note 4.

        Comprehensive Income (Loss)—SFAS No. 130, "Reporting Comprehensive Income" describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the company's other comprehensive income consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, the allowance for loan losses, valuation of certain level 2 and level 3 investment securities, evaluation of securities for other than temporary impairment and goodwill testing impairment. Actual results could differ from those estimates.

New Accounting Standards

Fair Value Measurement

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" (SFAS No. 159). SFAS No. 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity's fair value election on its earnings. The Company did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Company's consolidated financial statements.

        On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2. In

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on the Company's consolidated financial statements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, the Company believes there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. See note 16 for SFAS 157 disclosures.

Recently Adopted Accounting Standards

        In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff's view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously, under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Company adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential loans held for sale that are accounted for as derivatives under SFAS 133. The Company does not account for any other written loan commitments at fair value through earnings. The impact of adopting SAB 109 to noninterest income and total assets for the twelve-month period ended December 31, 2008 was an increase of $290,069 to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date.

New Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) will significantly change how entities apply the acquisition method to business

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the date on which consideration paid is measured will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, non-controlling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. Since the merger with Amercian Community Bancshares did not occur prior to December 31, 2008, the acquisition will be accounted for under SFAS No. 141(R), and the Company's financial statements will be materially impacted by the adoption of this standard on January 1, 2009. At December 31, 2008 the Company had deferred $454,000 in merger related expenses included in other assets.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities' (Statement 161). Statement 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Staement 161 is effective for the Company on January 1, 2009, will result in expanded disclosures, but will not have a material impact on financial condition, results of operations or liquidity.

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

        Reclassifications—Advertising expenses have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or stockholders' equity, as previously reported.

2. BUSINESS COMBINATION

        At opening of business on March 31, 2008, the Company completed the merger with Cardinal State Bank ("Cardinal"), headquartered in Durham, NC. Cardinal had $193.9 million in tangible assets, excluding fair value adjustments, but including $149.2 million in gross loans and $18.1 million in tangible equity at the closing date. Pursuant to the agreement, for each share of Cardinal stock, Cardinal shareholders received either $17.62 in cash or 0.91771 shares of Company stock, subject to an

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. BUSINESS COMBINATION (Continued)

overall allocation of 58% cash and 42% stock. The overall acquisition cost was approximately $41.7 million based on the issuance of 0.9 million shares of Company stock at a two-week average stock price of $19.00 around the date of the merger agreement, cash payment of $23.5 million to Cardinal shareholders, and $1.5 million in other transaction costs. Other transaction costs included $0.3 million for the fair market value of Cardinal stock options assumed by the Company and converted into 140,277 options to buy shares of Company stock.

        The purchase price was allocated to the net assets acquired at fair value, as follows:

Fair Value
Assets:
Cash and cash equivalents	$18,028,591
Federal funds sold	18,047,000
Loans, net	149,947,952
Premises and equipment, net	6,312,841
Other assets acquired	4,955,928
Goodwill	20,805,986
Core deposit intangible	1,275,979
Liabilities:
Deposits	(170,689,695)
Other liabilities	(6,945,466)

Total net assets acquired/consideration given	$41,739,116

        Results of operations of Cardinal, subsequent to March 30, 2008, are included in the Company's results of operations for the twelve months ended December 31, 2008. The unaudited proforma combined present and historical results, as if Cardinal had been acquired at January 1, 2007 and January 1, 2008 after adjustments for amortization of intangibles are presented below:

	Twelve Months Ended
	December 31, 2007	December 31, 2008
Net interest income	$48,156,208	$41,312,536
Noninterest income	15,966,159	15,626,778

Total revenue	64,122,367	56,939,314
Provision for loan losses	2,711,620	11,074,183
Other noninterest expense	40,275,500	40,769,607

Income before taxes	21,135,247	5,095,524
Income tax expense	5,161,818	1,237,151

Net income	$15,973,429	$3,858,373

Basic earnings per share	$1.39	$0.34
Diluted earnings per share	$1.37	$0.34

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. BUSINESS COMBINATION (Continued)

        The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

        On September 10, 2008, the Company announced that it had entered into a definitive agreement whereby the Company would acquire American Community Bancshares, Inc., and its subsidiary, American Community Bank, in a transaction with a total value of approximately $92 million. American Community Bancshares shareholders will have the right to receive either $12.35 in cash or .8517 of the Company's shares of common stock for each American Community share, subject to the limitations that 19.5% of total consideration is to be paid in cash and 80.5% in Yadkin Valley Financial shares. Those American Community shares exchanged for stock will convert to Yadkin Valley Financial shares in a tax-free exchange. Cash will also be paid in lieu of fractional shares. Closing of the transaction, which is expected to occur during the second quarter of 2009, is subject to certain conditions, including approval by Yadkin Valley shareholders and American Community shareholders.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

3. INVESTMENT SECURITIES

        Investment securities at December 31, 2008 and 2007 are summarized as follows:

	2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale, securities:
Securities of other U.S. government agencies due:
Within 1 year	$3,998,265	$59,235	$—	$4,057,500
After 1 but within 5 years	26,892,399	865,391	—	27,757,790
After 5 but within 10 years	10,976,867	858,320	—	11,835,187

	41,867,531	1,782,946	—	43,650,477

Mortgage-backed securities due:
Within 1 year	1,011,391	3,825	2	1,015,214
After 1 but within 5 years	2,169,311	5,814	7,597	2,167,528
After 5 but within 10 years	2,994,894	105,554	—	3,100,448
After 10 years	45,717,258	1,449,631	386,975	46,779,914

	51,892,854	1,564,824	394,574	53,063,104

State and municipal securities due:
Within 1 year	1,325,459	7,922	—	1,333,381
After 1 but within 5 years	16,615,757	450,157	3,427	17,062,487
After 5 but within 10 years	9,777,202	201,711	42,335	9,936,578
After 10 years	13,013,444	53,169	321,722	12,744,891

	40,731,862	712,959	367,484	41,077,337

Other securities due:
Within 1 year	1,171	—	—	1,171
After 10 years	39,924	4	18,488	21,440

	41,095	4	18,488	22,611

Total available-for-sale securities	$134,533,342	$4,060,733	$780,546	$137,813,529

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

3. INVESTMENT SECURITIES (Continued)

	2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale, securities:
Securities of other U.S. government agencies due:
Within 1 year	$18,994,000	$16,356	$18,793	$18,991,563
After 1 but within 5 years	24,512,338	557,037	—	25,069,375
After 5 but within 10 years	4,001,057	107,693	—	4,108,750

	47,507,395	681,086	18,793	48,169,688

U.S. Treasury securities due:
After 1 but within 5 years	2,996,159	40,873	—	3,037,032

	2,996,159	40,873	—	3,037,032

Mortgage-backed securities due:
Within 1 year	24,915	77	—	24,992
After 1 but within 5 years	3,823,586	2,206	39,633	3,786,159
After 5 but within 10 years	1,755,533	7,123	24,535	1,738,121
After 10 years	45,440,070	523,584	114,789	45,848,865

	51,044,104	532,990	178,957	51,398,137

State and municipal securities due:
Within 1 year	1,753,611	4,330	572	1,757,369
After 1 but within 5 years	14,582,621	250,971	44,579	14,789,013
After 5 but within 10 years	9,711,166	128,557	63,606	9,776,117
After 10 years	11,904,178	45,532	123,641	11,826,069

	37,951,576	429,390	232,398	38,148,568

Other securities due:
Within 1 year	1,143	—	—	1,143
After 1 but within 5 years	883,627	—	3,893	879,734
After 10 years	1,055,622	8,476	214,680	849,418

	1,940,392	8,476	218,573	1,730,295

Total available-for-sale securities	$141,439,626	$1,692,815	$648,721	$142,483,720

        Mortgage-backed securities are included in maturity groups based upon stated maturity date. At December 31, 2008 and 2007, the Bank's mortgage-backed securities were pass-through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.

        Gross realized gains on sales of available for sale securities in 2008, 2007 and 2006 were $25,100, $127,168, and $18,602, respectively. Gross realized losses on sales of available-for-sale securities in 2008, 2007 and 2006 were $25,126, $81,750, and $104,198, respectively. Impairment losses recorded in 2008 were $1,015,694.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

3. INVESTMENT SECURITIES (Continued)

        Investment securities with carrying values of approximately $68,086,225 and $57,433,049 at December 31, 2008 and 2007, respectively, were pledged as collateral for public deposit and for other purposes as required or permitted by law.

        If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement. During the third quarter of 2008, the market for preferred stock issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") deteriorated significantly after Freddie Mac was placed under conservatorship by the U.S. government and consequently management recorded an OTTI charge of $972,800 (pre-tax) against earnings. During the fourth quarter of 2008, management recorded an OTTI charge of $42,894 on 2,000 shares of Federal Agricultural Mortgage Corporation ("Farmer Mac Stock") after management determined that it was its impairment was unlikely to be temporary. Management believes that the market prices of these equity securities will not recover in the immediate future due to the current economic environment.

        The following table shows the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. Securities that have been in a loss position for twelve months or more at December 31, 2008 include two mortgage-backed securities. Securities that have been in a loss position for twelve months or more at December 31, 2007 include twenty-four mortgage-backed securities, six federal agency bonds, two corporate securities and forty-nine municipal bonds. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. Management has the intent and the ability to hold these securities until their maturity or recovery of their fair value.

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Mortgage backed securities	4,671,466	381,601	720,914	12,973	5,392,380	394,574
State and municipal securities	12,113,871	367,484	—	—	12,113,871	367,484
Other securities	21,440	18,488	—	—	21,440	18,488

Total temporarily impaired securities	$16,806,777	$767,573	$720,914	$12,973	$17,527,691	$780,546

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

3. INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or More		Total
December 31, 2007	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$—	$—	$11,983,438	$18,793	$11,983,438	$18,793
Mortgage backed securities	818,793	604	12,052,785	178,353	12,871,578	178,957
State and municipal securities	4,465,758	82,493	13,509,346	149,906	17,975,104	232,398
Other securities	800,000	200,000	879,734	18,572	1,679,734	218,573

Total temporarily impaired securities	$6,084,551	$283,097	$38,425,303	$365,624	$44,509,854	$648,721

4. NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST

        The aggregate cost of the Company's cost method investments totaled $9,827,724 at December 31, 2008. All equity investments were evaluated for impairment at December 31, 2008. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with one exception. The Company's investment in a trust company was considered to be other than temporarily impaired and $69,430 was charged off in the fourth quarter of 2008. The investment is now carried at cost at $115,743. The other remaining investments are carried at cost and total $9,711,981.

Investment Category	Investment Type	Original Cost	OTTI charge	Current Balance
Federal Home Loan Bank of Atlanta	Common stock	$7,876,800	—	$7,876,800
Yadkin Valley Statutory Trust	Common stock	774,000	—	774,000
Limited partnerships providing lending services to middle-market companies	Limited Partner	770,679	—	770,679
Bankers banks	Common stock	253,722	—	253,722
Companies providing various financial services	Common stock	342,266	$189,743	152,523

Total		$10,017,467	$189,743	$9,827,724

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

        Loans at December 31, 2008 and 2007 classified by type are as follows:

	2008	2007
Commercial, financial and agricultural	$642,474,624	$515,354,445
Real estate—construction	227,989,487	155,043,145
Real estate—mortgage	283,331,954	196,329,911
Installment loans to individuals	34,284,124	33,305,008

Total	1,188,080,189	900,032,509
Less: Net deferred loan origination fees	(511,244)	(1,279,453)
Allowance for loan losses	(22,355,231)	(12,445,555)

Loans, net	$1,165,213,714	$886,307,501

        Substantially all of the Company's loans have been granted to customers in the piedmont, foothills, northwestern mountains, and the research triangle regions of North Carolina.

        In the normal course of business, the Company has made loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In the opinion of management, they do not involve more than the normal credit risk or present other unfavorable features. An analysis of these related party loans for the year ended December 31, 2008 is as follows:

Balance at beginning of year	$9,603,687
New loans	1,991,452
Repayments	(1,623,779)

Balance at end of year	$9,971,360

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

(in thousands)	2008	2007	2006
Balance, beginning of year	$12,445	$10,828	$9,473

Charge-offs:
Commercial, financial and agricultural	(963)	(351)	(280)
Real estate—construction	(542)	(118)	—
Real estate—mortgage	(1,178)	(210)	(418)
Installment loans to individuals	(639)	(423)	(302)

	(3,322)	(1,102)	(1,000)

Recoveries:
Commercial, financial and agricultural	181	55	58
Real estate—construction	1	—	—
Real estate—mortgage	134	63	69
Installment loans to individuals	148	112	63

	464	230	190

Net charge-offs	(2,858)	(872)	(810)
Provision for loan losses	11,109	2,489	2,165
Allowance acquired from Cardinal State Bank	1,659	—	—

Balance, end of year	$22,355	$12,445	$10,828

	2008	2007	2006
Ratio of net charge-offs during the year to average loans outstanding during the year	0.26%	0.10%	0.10%

        The following table shows the impaired loans for which specific allowances are assigned as well as impaired loans for which it is probable that the outstanding principal amount will be collected fully by converting collateral to cash or by some other source of repayment:

	December 31,
	2008	2007
Impaired loans without a related allowance for loan loss	$6,942,036	$1,610,836
Impaired loans with a related allowance for loan loss	7,496,309	6,191,025

Total impaired loans	$14,438,345	$7,801,861

Allowance for loan losses related to impaired loans	$3,663,409	$2,022,764

        Average impaired loans for 2008 totaled $10,517,093.

        Loans on which the accrual of interest has been discontinued amounted to approximately $13,647,000, $1,962,000, and $1,829,000 at December 31, 2008, 2007 and 2006, respectively. For the

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

years ended December 31, 2008, 2007 and 2006 the Company recognized interest income on nonaccrual loans of $93,378, $77,000, and $46,000, respectively. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $268,726, $170,000, and $82,000 for 2008, 2007 and 2006, respectively.

6. PREMISES AND EQUIPMENT

        Premises and equipment at December 31, 2008 and 2007 are as follows:

	Cost	Accumulated depreciation and amortization	Net book value
December 31, 2008:
Land	$10,975,925	$—	$10,975,925
Land improvements	2,618,690	1,195,546	1,423,144
Buildings	19,372,592	4,298,317	15,074,275
Furniture and equipment	16,608,944	11,922,164	4,686,780
Construction in process	1,739,791	—	1,739,791

Total	$51,315,942	$17,416,027	$33,899,915

December 31, 2007:
Land	$8,809,153	$—	$8,809,153
Land improvements	1,441,664	610,902	830,762
Buildings	16,809,336	3,477,700	13,331,636
Furniture and equipment	13,099,651	9,464,026	3,635,625
Construction in process	172,713	—	172,713

Total	$40,332,517	$13,552,628	$26,779,889

        Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 were $2,012,514, $1,854,608, and $1,948,901, respectively.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

7. LOAN SERVICING

        Mortgage loans serviced for others, consisting of loans sold to Fannie Mae and Freddie Mac, are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for Fannie Mae were $184,603,881 and $207,072,346 at December 31, 2008 and 2007, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. At December 31, 2008 and 2007, mortgage servicing rights were $1,745,466 and $2,000,770, respectively and included in other assets on the balance sheet. Servicing rights recorded on loans originated and sold by the Bank and the change in the fair value were recorded on the income statement in mortgage banking income.

	2008	2007	2006
Mortgage servicing asset, beginning of year	$2,000,770	$2,070,689	$2,320,839
Capitalized	128,758	50,613	93,270
Change in fair value	(384,062)	(120,532)	(343,420)

Mortgage servicing assets, end of year	$1,745,466	$2,000,770	$2,070,689

8. DEPOSITS

        At December 31, 2008, the scheduled maturities of time certificates are as follows:

2009	$580,694,564
2010	101,394,358
2011	30,151,689
2012	2,136,138
2013	3,201,082

Total	$717,577,831

9. BORROWED FUNDS

        Short term borrowings at December 31, 2008 and 2007, are illustrated within the tables below. Borrowings from the Federal Reserve are payable on demand and are collateralized by state, county and municipal securities (see Note 3). Interest under this arrangement is payable monthly at 25 basis points below the average federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $56.8 million at December 31, 2008.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

9. BORROWED FUNDS (Continued)

Short-Term Borrowings Excluding Federal Home Loan Bank ("FHLB") Advances

December 31, 2008	Balance at year end	Weighted average interest rate at year end	Maximum amount outstanding at any month-end	Average Daily Balance outstanding during year	Average annual interest rate paid
Overnight borrowings from the Federal Reserve Bank	$488,004	0.00%	$1,553,119	$580,000	1.34%
Securities sold under agreement to repurchase	34,779,415	1.46%	38,535,769	34,753,000	2.11%
Federal Funds Purchased	23,230,000	0.82%	38,230,000	9,060,000	2.63%

Total short-term borrowings excluding FHLB advances	$58,497,419

December 31, 2007	Balance at year end	Weighted average interest rate at year end	Maximum amount outstanding at any month-end	Average Daily Balance outstanding during year	Average annual interest rate paid
Overnight borrowings from Federal Reserve Bank	$235,746	4.00%	$1,577,353	$788,000	4.11%
Securities sold under agreement to repurchase	25,987,583	3.07%	31,401,809	29,667,000	3.03%
Federal Funds Purchased	35,202,000	4.52%	35,202,000	1,505,000	5.56%
Wholesale securities sold under agreement to repurchase	4,999,800	4.80%	4,999,800	4,999,800	4.42%

Total short-term borrowings excluding FHLB advances	$66,425,129

        Short term advances from the Federal Home Loan Bank of Atlanta consist of the following at December 31, 2008 and 2007:

Maturity	Interest Rate	2008	2007
12/10/2008	3.90%	$—	$5,000,000
12/10/2009	4.06%	5,000,000	—
1/07/2009	0.46%	103,600,000	—
12/21/2009	5.07%	2,014,540	—

		$110,614,540	$5,000,000

Long-term Borrowings

        Long-term borrowings at December 31, 2008 consisted of the junior subordinated debentures of $25,774,000 with an average annual interest rate of 4.64% and an average daily balance of the same amount, $25,774,000. The long-term FHLB advances are listed below. Also, included in long-term borrowings was a structured wholesale repurchase agreement with a balance of $4,999,800 at year end,

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

9. BORROWED FUNDS (Continued)

an average daily balance of $4,999,800, an average interest rate of 3.17%, and a year end interest rate of 2.60%.

        Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank's FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2008 was approximately $135 million with $16 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank's assets.

        Long term advances from the FHLB consist of the following at December 31, 2008 and 2007:

Maturity	Interest Rate	2008	2007
12/10/2009	4.06%	$—	$5,000,000
2/28/2011	5.37%	2,000,000	2,000,000
1/11/2015	3.57%	5,000,000	—
10/29/2018	0.25%	767,536	—
12/19/2023	2.00%	308,459	—

		$8,075,995	$7,000,000

        Federal Home Loan Bank advances, both short and long term, had average annual interest rate paid during the year for 2008 and 2007 of 1.46% and 4.64%, respectively. The weighted average interest rate at year end 2008 and 2007 was 0.91% and 4.21%, respectively. Maximum amount outstanding during the years at any month end for 2008 and 2007 was $118,675,994 and $22,000,000, respectively. The fair market value adjustment associated with the short term advances acquired in the Cardinal acquisition was $ 14,540 at December 31, 2008.

        On November 1, 2007, the Company created Yadkin Valley Statutory Trust I ("the Trust") to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. At December 31, 2008, the effective interest rate was 3.32%. The Company's obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

        On November 1, 2007, the Trust completed the sale of $25,000,000 of trust preferred securities. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years. Yadkin Valley Statutory Trust I used the proceeds from the sale of the securities to purchase the Company's junior subordinated deferrable interest notes due 2037 (the "Debenture"). The net proceeds from the offering were used by the Company in connection with the acquisition of Cardinal State Bank, and for general corporate purposes. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company up to certain limits. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

        Under FIN 46R the Company's $774,000 investment in the common equity of the trust is included in the consolidated balance sheets as other assets and funded by long-term debt. The income and

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

9. BORROWED FUNDS (Continued)

interest expense received from and paid to the trust, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.

10. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	2008	2007	2006
Current:
Federal	$3,776,291	$7,164,609	$6,850,497
State	756,727	1,232,560	1,280,332

	4,533,018	8,397,169	8,130,829
Deferred:
Federal	(2,656,853)	(1,028,985)	(820,119)
State	(634,762)	(167,366)	(138,751)

	(3,291,615)	(1,196,351)	(958,870)

Total Income Taxes	$1,241,403	$7,200,818	$7,171,959

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

10. INCOME TAXES (Continued)

        The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$8,792,489	$4,918,699
Premiums on deposits acquired	480,602
Deferred loan costs	—	2,127
Core deposit amortization	60,779	93,930
State tax credits	—	40,653
Other than temporary impairment	461,417	—
Net operating loss	824,308	—
Other	1,014,140	488,701

	11,633,735	5,544,110

Deferred tax liabilities:
Unrealized gain on purchased securities	$(147,526)	$(148,164)
Unrealized gain on available for sale securities	(1,295,344)	(411,825)
Depreciation	(1,131,606)	(877,123)
Prepaid expenses	(245,428)	(226,275)
Core deposit intangible	(1,840,279)	(1,682,713)
Premiums on loans acquired	(762,332)	—
Other	(512,098)	(378,029)

	(5,934,613)	(3,724,129)

Net deferred tax asset	$5,699,122	$1,819,981

        A reconciliation of applicable income taxes for the years ended December 31, 2008, 2007 and 2006 to the amount of tax expense computed at the statutory federal income tax rate of 35% is as follows:

	2008	2007	2006
Tax expense at statutory rate on income before income taxes	$1,787,811	$7,660,993	$7,337,349
Increases (decreases) resulting from:
Tax-exempt interest on investments	(572,293)	(476,415)	(441,541)
State income tax, net of federal benefits	79,181	692,376	742,028
Income from bank-owned life insurance	(323,741)	(563,286)	(244,452)
Other	270,445	(112,850)	(221,425)

Total income taxes	$1,241,403	$7,200,818	$7,171,959

        The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"). There was no material impact from the adoption of FIN 48. It is the Company's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. The Company's federal tax returns are subject to examination for years

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

10. INCOME TAXES (Continued)

2005, 2006 and 2007. The Company's state income tax returns are subject to examination for years 2006 and 2007.

        The interest associated with the uncertain tax positions amounts to approximately $44,000 at December 31, 2008. The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense.

11. EARNINGS PER SHARE

        Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS includes the effect of dilutive potential common stock. Following is the reconciliation of EPS for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Basic earnings per share:
Net income	$3,866,628	$14,687,732	$13,791,897
Weighted average shares outstanding	11,235,943	10,594,567	10,640,819
Basic earnings per share	$0.34	$1.39	$1.30
Diluted earnings per share:
Net income	$3,866,628	$14,687,732	$13,791,897
Weighted average shares outstanding-basic	11,235,943	10,594,567	10,640,819
Dilutive effect of stock options	70,799	118,100	147,979
Weighted average shares, as adjusted	11,306,742	10,712,667	10,788,798
Diluted earnings per share	$0.34	$1.37	$1.28

        On December 31, 2008 there were 189,319 options to purchase shares of common stock at a range of $14.24 to $19.07 that were not included in the computation of diluted EPS for the year. The non-dilutive options held for the whole year were priced above the 2008 average market price of $14.236. The non-dilutive options granted during the year and outstanding at year end were priced above the average market prices ranging from $14.101 to $ 14.325 for the various periods that they were held. On December 31, 2007 there were 52,500 options to purchase shares of common stock at of $19.07 that were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of $17.70 per common share. On December 31, 2006 there were 47,975 options to purchase shares at $15.50-17.10 that were not included in the computation of diluted EPS.

12. BENEFIT PLANS

401(K) PLAN

        The Company maintains profit-sharing and 401(k) plans for substantially all employees. Contributions to the profit-sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company's 401(k) plan, employees are permitted to contribute up to 60% of pre-tax compensation. The Company will match 50% of an employee's contribution, up to a maximum of 3% of pre-tax employee compensation.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

12. BENEFIT PLANS (Continued)

The Company's policy is to fund the profit-sharing/401(k) costs as incurred. Employer contributions in 2008, 2007 and 2006 to the 401(k) plan were $334,537, $306,150, and $291,716, respectively. There were no contributions to the profit-sharing plan for the years ended December 31, 2008, 2007 and 2006.

STOCK APPRECIATION RIGHTS

        In 2005, the Company paid $26,826 in stock appreciation rights under a High Country Financial Corporation plan for one participant following the merger with High Country Financial Corporation in 2004. There are no other stock appreciation rights.

BANK OWNED LIFE INSURANCE

        In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-04, "Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF Issue 06-4"). EITF Issue 06-04 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employer has effectively agreed to maintain a life insurance policy during post-retirement periods, the costs of the life insurance policy during the post-retirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-04 is effective for fiscal years beginning after December 15, 2007. The effect of the adoption of EITF Issue 06-04 was a reduction to retained earnings of $897,253 on January 1, 2008. The following table shows the accumulated post retirement liability accrued at December 31, 2008.

Beginning balance, adjustment to retained earnings	$897,253
Post-retirement benefit expense in 2008	350,349

Post-retirement liability accrued	$1,247,602

        During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan ("OSIP") and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer's beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five-year vesting requirement and certain provisions relating to change of control and termination of service.

        The Company funded the OSIP through the purchase of bank-owned life insurance ("BOLI") during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4,807,000 and $5,000,000, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5,500,000. The corresponding cash surrender values of BOLI policies as of December 31, 2008 and 2007 was $23,607,675 and $22,682,702, respectively.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

12. BENEFIT PLANS (Continued)

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

        The death benefit to the officer's beneficiaries is a multiple of base salary at the time of the agreements, subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The 2007 plan contains a five-year vesting requirement and certain provisions related to change of control and termination of service.

NON-EQUITY INCENTIVE PLAN

        Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Expenses related to such compensation during 2008, 2007 and 2006 totaled approximately $170,000, $425,664, and $513,341, respectively. Incentive compensation is provided for certain officers of Sidus based on pre-tax income. Expenses related to such compensation during 2008, 2007, and 2006 totaled approximately $295,00, $141,000 and $130,000, respectively.

13. STOCK OPTIONS

        The Company has stock option plans for directors, selected executive officers and other key employees. The plans provide for the granting of options to purchase shares of the Company's common stock at a price not less than the fair market value at the time of grant of the option. Option exercise prices are established at market value on the grant date. Vesting schedules are determined by the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants.

        On May 22, 2008, the shareholders approved the 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the "Omnibus Plan"). An aggregate of 700,000 shares has been reserved for issuance by the Company under the terms of the Omnibus Plan pursuant to the grant of incentive stock options (not to exceed 200,000 shares), non-statutory stock options, restricted stock and restricted stock units, long-term incentive compensation units and stock appreciation rights.

        During 2008, 15,284 options were vested, 7,993 unvested shares were forfeited and 79,500 options were granted resulting in 116,800 unvested options at December 31, 2008. There was no intrinsic value of 2008 and 2007 option grants since options are granted at the market price of the stock on date of grant. The intrinsic values of options exercised in 2008, 2007 and 2006 were $630,098, $751,649 and $167,453, respectively. The Bank recorded compensation expense totaling $66,787 in 2008 and $69,165 in 2007 and $ 13,622 in 2006 for the options in the process of vesting based on amortization of the fair value of options granted (See "Stock Based Compensation" under Note 1). Deferred expense totaling $252,469 will be recognized over the remaining vesting period, 2009 through 2013. During the year ended December 31, 2008, 53,724 shares were forfeited. Of the shares forfeited in 2008, 4,800 shares were available to be reissued until they expired in April of 2008. During the year ended December 31,

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

13. STOCK OPTIONS (Continued)

2007, there were 52,500 shares granted and 3,511 shares were forfeited. Of the shares forfeited in 2007, 3,463 shares were available to be reissued. There are also stock options available for grants under the Omnibus Plan approved in 2008 as described in Note 1.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006: dividend yield of 3.77, 2.52 and 3.07 percent, respectively; expected volatility of 22.72, 11.80 and 11.50 percent, respectively; risk-free interest rate of 2.80, 5.25 and 5.25 percent, respectively, and expected life of 5.4, 7 and 7 years, respectively.

        The weighted-average fair value of options granted during 2008, 2007 and 2006 was approximately $2.03, $3.53, and $2.49 respectively, at the grant date. Certain option information for the year ended December 31, 2008 follows:

		OUTSTANDING OPTIONS		EXERCISABLE OPTIONS
	SHARES AVAILABLE FOR FUTURE GRANTS
		NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
At December 31, 2007	91,107	430,118	$12.20	369,533	$11.19
Options Authorized	—	—	—	—	—
Options Granted/Vested	(79,500)	79,500	14.06	15,284	17.79
Options Exercised	—	(89,455)	6.96	(89,455)	6.96
Options Expired	(5,554)	(39,714)	14.91	(39,706)	14.91
Options Forfeited	4,800	(53,724)	14.83	(45,731)	14.54
Acquired Cardinal stock options	—	140,277	13.04	140,277	13.04

At December 31, 2008	10,853	467,002	$13.24	350,202	$12.41

        At December 31, 2008, the weighted average remaining contractual life of outstanding options was 5.06 years and of exercisable options was 3.83 years. At December 31, 2007, the weighted average remaining contractual life of outstanding options was 3.93 years and of exercisable options was 3.16 years.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

13. STOCK OPTIONS (Continued)

        The aggregate intrinsic values of options outstanding and exercisable at December 31, 2008 and 2007 were $0.6 million and $1.5 million, respectively. The table below segregates the shares outstanding at December 31, 2008 into meaningful ranges:

Shares	Option price per share	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares exercisable December 31, 2008
44,931	6.86	0.70	6.86	44,931
33,039	7.44 - 7.85	2.57	7.70	33,039
12,061	8.66	1.33	8.66	12,061
62,552	10.75 - 11.99	2.96	11.78	62,552
97,424	12.79 - 13.91	7.84	13.82	12,096
161,490	14.00 - 14.97	5.36	14.79	49,881
500	15.65	7.71	15.65	118,642
7,500	17.10	4.01	17.10	7,500
47,500	19.07	8.05	19.07	9,500

467,002				350,202

        No option may be exercised more than ten years after the date of grant.

14. LEASES

        Rental expense was approximately $738,000 in 2008, $532,000 in 2007 and $498,000 in 2006 and primarily represents rentals of real estate. Future minimum lease payments for the next five years are as follows:

2009	$732,669
2010	636,520
2011	477,815
2012	393,677
2013	344,188

$2,584,869

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

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

15. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

        A summary of the contract amount of the Bank's exposure to off-balance sheet risk as of December 31, 2008 and 2007 is as follows:.

	2008	2007
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$228,345,021	$217,761,148
Undisbursed standby letters of credit	6,777,193	4,434,128
Undisbursed portion of construction loans	33,263,609	36,108,631
Commitments to close first mortgages	246,248,000	92,374,000
Commitments to sell first mortgages	245,831,000	92,374,000

        The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. The Company has been sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who allege breach of contract. In addition, the plaintiffs seek liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also assert that non-compete provisions of the employment agreements do not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company appealed the orders before the trial court had determined damages. The Company's appeal to the NC Supreme Count was denied and the case was remanded to the trial court for a determination of damages. The Company maintains a reserve for these claims that it considers to be adequate and does not believe that the outcome will have a material adverse effect on our financial position or results of operations. However the Company cannot make any assurances regarding the final amount of damages.

16. FAIR VALUE

        The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, mortgage servicing rights, interest rate lock commitments and forward loan sale commitments are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to lower of cost or market.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. FAIR VALUE (Continued)

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

Available-for-Sale Investment Securities

        Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.

Interest Rate Locks and Forward Loan Sale Commitments

        Sidus, the Company's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages on a best efforts basis. The amount of fair value associated with these interest rate lock commitments and sale commitments is considered immaterial for purposes of reporting under SFAS 157.

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

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. FAIR VALUE (Continued)

        Assets subjected to recurring fair value adjustments are as follows:

	Fair Value	Level 1	Level 2	Level 3
Available for sale securities	$137,813,529	$22,596	$137,813,529	$—
Mortgage servicing rights	$1,745,466	$—	$—	$1,745,466

        The following table presents a rollforward of mortgage servicing rights from December 31, 2007 to December 31, 2008.

	Fair Value	Level 3
Balance, beginning of period	$2,000,770	$2,000,770
Losses included in mortgage banking income	(384,062)	(384,062)
Net transfers	128,758	128,758

Balance, end of period	$1,745,466	$1,745,466

Mortgage Loans Held for Sale

        Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. At December 31, 2008 the cost of the Company's mortgage loans held for sale was less than the market value. Accordingly, at year end the Company's loans held for sale were carried at cost.

Loans Held for Investment

        The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. FAIR VALUE (Continued)

        Asset subjected to nonrecurring fair value adjustments are as follows:

	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$7,864,055	—	—	$7,864,055

17. REGULATORY REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2008, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

17. REGULATORY REQUIREMENTS (Continued)

management believes have changed in the Company's category. Dollar amounts in the table below are in thousands:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Valley Bank and Trust
As of December 31, 2008:
Total Capital (to risk-weighted assets)	$129,323	10.1%	$101,430	8.0%	$126,787	10.0%
Tier I Capital (to risk-weighted assets)	113,366	8.9%	50,951	4.0%	76,427	6.0%
Tier I Capital (to average assets)	113,366	8.0%	56,683	4.0%	70,854	5.0%
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$107,225	10.4%	$82,481	8.0%	$103,101	10.0%
Tier I Capital (to risk-weighted assets)	94,779	9.2%	41,208	4.0%	61,812	6.0%
Tier I Capital (to average assets)	94,779	8.4%	45,133	4.0%	56,416	5.0%
Yadkin Valley Financial Corporation
As of December 31, 2008:
Total Capital (to risk-weighted assets)	$131,712	10.2%	$101,317	8.0%	$126,646	10.0%
Tier I Capital (to risk-weighted assets)	116,529	9.0%	51,221	4.0%	76,832	6.0%
Tier I Capital (to average assets)	116,529	8.1%	46,843	4.0%	71,054	5.0%
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$131,944	12.7%	$83,114	8.0%	$103,893	10.0%
Tier I Capital (to risk-weighted assets)	120,273	11.6%	41,473	4.0%	62,210	6.0%
Tier I Capital (to average assets)	120,273	10.7%	44,962	4.0%	56,202	5.0%

        The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At December 31, 2008 and 2007, $48,070,348 and $51,086,684, respectively was legally available for dividend payments.

        For the reserve maintenance period in effect at December 31, 2008, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $250,000 on deposit.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

18. FINANCIAL INSTRUMENTS

        The Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

        The following is a summary of the carrying amounts and fair values of the Companies financial assets and liabilities at December 31:

	2008		2007
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$26,023	$26,023	$26,325	$26,326
Investment securities	137,814	137,814	142,484	142,484
Loans and loans held for sale, net	1,215,143	1,266,545	939,061	962,883
Accrued interest receivable	5,442	5,442	6,055	6,055
Federal Home Loan Bank Stock	7,877	7,877	2,557	2,557
Investment in Bank owned life insurance	23,608	23,608	22,683	22,683
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	$437,464	$437,464	$387,868	$387,868
Time deposits	717,578	734,012	575,575	582,593
Borrowed funds	207,962	207,344	104,199	101,146
Accrued interest payable	3,554	3,554	3,434	3,434

        The carrying amounts of cash and cash equivalents approximate their fair value.

        The fair value of marketable securities is based on quoted market prices and prices obtained from independent pricing services.

        For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the fair values as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

18. FINANCIAL INSTRUMENTS (Continued)

        The carrying value of Federal Home Loan Bank Stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank Stock.

        The investment in bank owned life insurance represents the cash value of the policies at December 31, 2008 and 2007. The rates are adjusted annually thereby minimizing market fluctuations

        The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2008 and 2007, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

        The fair value of accrued interest receivable and accrued interest payable approximates their book values because of their short-term duration.

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

        During the May 24, 2006 annual meeting, the shareholders approved the formation of a holding company, Yadkin Valley Financial Corporation, ("the Company") whereby each share of Yadkin Valley Bank was automatically converted to one share of Yadkin Valley Financial Corporation. The Company's authorized capital consists of 20,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. As of the conversion date, 10,648,300 common shares and no preferred shares were issued and outstanding. Condensed financial data for Yadkin Valley Financial Corporation (parent company only) follows:

Condensed Balance Sheets	2008	2007
Assets:
Cash on deposit with bank subsidiary	$757,472	$25,127,841
Investment in subsidiary	172,869,539	132,775,398
Other investments	1,061,181	429,530
Other assets	2,275,491	2,150,191

Total	$176,963,683	$160,482,960

Liabilities and Shareholders' Equity:
Dividends payable	$1,499,329	1,373,236
Other liabilities	25,820,032	$25,840,730
Shareholders' equity	149,644,322	133,268,994

Total	$176,963,683	$160,482,960

Condensed Results of Operations	2008	2007	2006
Equity in earnings of subsidiary bank:
Dividends received	$5,858,681	$6,505,448	$5,673,328
Undistributed earnings	(1,169,728)	8,374,106	8,196,649
Income (expenses), net	(822,325)	(191,822)	(78,080)

Net Income	$3,866,628	$14,687,732	$13,791,897

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	2008	2007	2006
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,866,628	$14,687,732	$13,791,897
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	1,169,728	(8,374,106)	(8,196,649)
Gain from sale of assets	—	—	(35,044)
Change in other assets	(125,302)	2,653,946	(1,428,483)
Change in other liabilities	170,817	(2,737,957)	1,425,048

	5,081,871	6,229,615	5,556,769
Cash flows from investing activities:
Purchase of investments	(631,650)	(1,051,808)	(217,018)
Additional investment in bank subsidiary	(23,457,642)	—	—
Proceeds from sale of investment	—	—	252,062

	(24,089,292)	(1,051,808)	35,044
Cash flows from financing activities:
Long-term borrowings	—	25,774,000	—
Purchases of common stock	—	(2,156,889)	(804,257)
Dividends paid	(5,985,711)	(5,303,782)	(3,824,414)
Proceeds from exercise of stock options	622,763	567,382	106,181

	(5,362,948)	18,880,711	(4,522,490)

Net increase (decrease) in cash	(24,370,369)	24,058,518	1,069,323
Cash at beginning of year	25,127,841	1,069,323	—

Cash at end of year	$757,472	$25,127,841	$1,069,323

20. BUSINESS SEGMENT INFORMATION

        The Company has three reportable business segments, the Bank, Sidus, and other. The Bank encompasses the four regional banks, Yadkin Valley Bank and Trust, Piedmont Bank, High Country Bank, and Cardinal State Bank. Sidus Financial, LLC ("Sidus") was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Pennsylvania, Maine, Tennessee, Massachusetts, Vermont, Connecticut, New Hampshire and Rhode Island. The other segment represents the Holding Company and the Trust and also includes the eliminations necessary to accurately report each segments' operations.

        On September 10, 2008 the Company announced that it had entered into a definitive agreement with American Community Bancshares, Inc and its subsidiary American Community Bank. The company expects this will increase its assets by an estimated $500 million during 2009 its segment. The pending acquisition is expected to increase earnings after an initial period in which the expenses related to the merger will increase due to the impact of SFAS 141(R.). See Note 1 for additional information concerning SFAS 141(R.)

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

20. BUSINESS SEGMENT INFORMATION (Continued)

        The following table details the results of operations for the twelve months of 2008 and 2007 for the Bank and Sidus using the purchase method of accounting.

December 31, 2008	Bank	Sidus	Other	Total
Interest income	$71,996,715	$2,529,959	$—	$74,526,674
Interest expense	32,467,837	873,032	1,195,385	34,536,254

Net interest income	39,528,878	1,656,927	(1,195,385)	39,990,420
Provision for loan losses	11,109,183	—	—	11,109,183

Net interest income after provision for loan losses	28,419,695	1,656,927	(1,195,385)	28,881,237
Net loss on investment securities	(1,015,720)	—	—	(1,015,720)
Other income	8,450,833	7,518,451	547,580	16,516,864
Other expense	32,713,349	6,386,480	174,521	39,274,350

Income before income taxes	3,141,459	2,788,898	(822,326)	5,108,031
Income taxes	153,733	1,087,670	—	1,241,403

Net Income	$2,987,726	$1,701,228	$(822,326)	$3,866,628

Total Assets	$1,555,684,328	$54,153,215	$(85,549,522)	$1,524,288,021
Net Loans	1,165,213,714	—	—	1,165,213,714
Loans held for sale	172,000	49,757,375	—	49,929,375
Goodwill	48,559,015	4,943,872	—	53,502,887

December 31, 2007	Bank	Sidus	Other	Total
Interest income	$72,710,866	$2,481,984	$—	$75,192,850
Interest expense	31,259,750	1,972,077	68,909	33,300,736

Net interest income	41,451,116	509,907	(68,909)	41,892,114
Provision for loan losses	2,488,620	—	—	2,488,620

Net interest income after provision for loan losses	38,962,496	509,907	(68,909)	39,403,494
Net gain on sales of investment securities	45,418	—	—	45,418
Other income	9,512,056	5,882,495	4,190	15,398,741
Other expense	27,926,428	4,905,514	127,161	32,959,103

Income before income taxes	20,593,542	1,486,888	(191,880)	21,888,550
Income taxes	6,620,932	579,886	—	7,200,818

Net Income	$13,972,610	$907,002	$(191,880)	$14,687,732

Total Assets	$1,214,088,722	$60,102,587	$(63,114,068)	$1,211,077,241
Net Loans	886,307,501	—	—	886,307,501
Loans held for sale	—	52,753,907	—	52,753,907
Goodwill	28,026,028	4,943,872	—	32,696,900

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents unaudited, summarized quarterly data for the years ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended
2008	December 31	September 30	June 30	March 31
Interest income	$18,084	$19,438	$19,101	$17,903
Interest expense	8,449	8,813	8,728	8,546

Net interest income	9,635	10,625	10,373	9,357
Provision for loan losses	7,617	1,334	1,708	450

Net interest income after provision for loan losses	2,018	9,291	8,665	8,907
Net gain (loss) on sales of investment securities	(80)	(966)	(6)	—
Other income	4,547	4,023	4,053	3,929
Other expense	10,718	9,760	10,153	8,643

Income before income taxes	(4,233)	2,588	2,559	4,193
Income taxes	(1,666)	795	832	1,279

Net income (loss)	$(2,567)	$1,793	$1,727	$2,914

Net income (loss) per common share—basic	$(0.22)	$0.16	$0.19	$0.28
Net income (loss) per common share—diluted	$(0.22)	$0.15	$0.19	$0.27

	Three Months Ended
2007	December 31	September 30	June 30	March 31
Interest income	$19,339	$19,231	$18,647	$17,975
Interest expense	8,800	8,504	8,238	7,759

Net interest income	10,539	10,727	10,409	10,216
Provision for loan losses	1,689	300	200	300

Net interest income after provision for loan losses	8,850	10,427	10,209	9,916
Net gain (loss) on sales of investment securities	1	45	—	—
Other income	3,695	3,511	4,112	4,078
Other expense	7,995	8,016	8,683	8,264

Income before income taxes	4,551	5,967	5,638	5,730
Income taxes	1,485	2,045	1,852	1,818

Net income	$3,066	$3,922	$3,786	$3,912

Net income per common share—basic	$0.29	$0.37	$0.36	$0.37
Net income per common share—diluted	$0.29	$0.37	$0.35	$0.36

22. SUBSEQUENT EVENTS

        On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") took action to ensure the continued strength of the insurance fund by imposing a special

YADKIN VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

22. SUBSEQUENT EVENTS (Continued)

assessment on insured institutions of 20 basis points, by implementing changes to the risk-based assessment system, and by increasing overall rates. The special assessment rate will be applied to balances on June 30, 2009 and will be collected by the FDIC on September 30, 2009. The Bank projects that its FDIC assessment expense will increase from 2008 to 2009 by $3.4 million, of which $2.4 million is attributed to the special assessment.

        On March 5, 2009, the FDIC Chairman indicated that the special assessment would be lowered if Congress would pass a bill allowing the FDIC to borrow more than the current limit of $30 billion. A bill has been introduced in Congress to permanently increase the FDIC's borrowing limit to $100 billion and allow the FDIC to borrow temporarily up to $500 billion. Thus far, no reductions to the special assessment have been authorized by the Board of Directors of the FDIC.

        The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

        On January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury ("Treasury") under the Emergency Economic Stabilization Act of 2008 (the "EESA"), Company entered into a Letter Agreement (including the Securities Purchase Agreement with Treasury dated January 16, 2009 pursuant to which the Company issued and sold to Treasury (i) 36,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the "Series T Preferred Stock"), and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company's common stock, par value $1.00 per share ("Common Stock"), at an initial exercise price of $13.99 per share (the "Warrant"), for an aggregate purchase price of $36,000,000 in cash.

        The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Yadkin must consult with the Commission before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

        Prior to January 16, 2012, unless we have redeemed the Series T Preferred Stock or the Treasury Department has transferred the Series T Preferred Stock to a third party, the consent of the Treasury Department will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.13 per share of common stock) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement filed with form 8-K on January 20, 2009.

        Preferred stock may be issued. The Company has agreed to register the resale of the Series T Preferred Stock and the Depositary Shares, if any, and the Warrant, and the issuance of shares of Common Stock upon exercise of the Warrant (the "Warrant Shares"), as soon as practicable after the date of the issuance of the Series T Preferred Stock and the Warrant. Neither the Series T Preferred Stock nor the Warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $36,000,000 from one or more Qualified Equity Offerings and (ii) December 31, 2009.

        The Warrant is immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $36,000,000, the number of the shares of Common Stock underlying the portion of the Warrant then held by Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant.

        In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series T Preferred Stock and the Warrant.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and(ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008, because of the material weakness in internal control over financial reporting discussed in the report below.

Management's Annual Report on Internal Control Over Financial Reporting

        Management of Yadkin Valley Financial Corporation and subsidiaries ("The Company") is responsible for preparing the Company's annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company's internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the

Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting as of December 31, 2008, was not effective because of the material weaknesses described below.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2008:

Control Environment

        A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following material weaknesses were identified in the Company's control environment at December 31, 2008:

  •
  Although management has taken steps to remediate deficiencies identified in the Annual Report on Form 10-K for the year ended December 31, 2007, management still needs to place greater emphasis on supporting effective application of policies, execution of procedures, and remediation of the deficiencies identified in previous periods.

  •
  Management needs additional financial reporting resources to ensure appropriate accounting, presentation, and disclosure in Company filings.

        These deficiencies in the control environment contributed to the material weaknesses described below, and resulted in a reasonable possibility that a material error in the Company's interim or annual financial statements would not be prevented or detected.

Accounting for Significant Estimates

        The Company did not maintain sufficient internal controls over the preparation and review of its allowance for loan losses model, including obtaining approval and documented support for changes in the underlying assumptions being used for the estimation. In addition, the Company did not maintain policies and procedures to ensure that identification of impaired loans and estimates of valuation allowances required under SFAS 114, Accounting by Creditors for Impairment of a Loan (as amended), are made timely and accurately, and are subject to a detailed supervisory review. These deficiencies contributed to various mathematical errors and inappropriate assumptions being made in the estimation of the allowance for loan losses. Material adjustments were subsequently made to the Company's preliminary consolidated financial statements.

Credit Administration

        While management has committed substantial additional resources to credit administration in 2008, the Company needs to make further improvement to its internal control over certain areas involving credit administration, in order to reduce the possibility of material errors in the estimation of the allowance for loan losses. Specifically, the Company needs further internal controls over documentation of underwriting practices over renewals and extensions, collateral inspection on construction loans before approval of advances, monitoring of interest reserves on certain acquisition and development loans, and independent review of appraisals.

Preparation of Financial Reports

        The Company did not maintain sufficient internal controls over the preparation and review of its financial reports for use in Company filings. In addition, the lack of adequate financial reporting resources prevented the Company from being able to properly prepare financial reports on a timely basis in accordance with generally accepted accounting principles. As a result, material errors and inadequate disclosures were made in the Company's preliminary financial statements that required adjustments prior to completion of the Form 10-K.

        The Company's independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included elsewhere herein. Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2008.

Remediation Plan

        In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.

  •
  We continue to emphasize the importance of following existing procedures for underwriting, lien perfection, and documentation for new and existing loans.

  •
  We continue to emphasize the importance of accurate risk grades on loans and will continue to develop our Credit Risk Review with our Regional Credit Officer staff to ensure proper grading of loans at origination, as well as throughout the life of the loan. Lenders and loan operations personnel have been informed of the requirement to assign risk grades to loans upon origination. The importance of periodic review of risk grades has been emphasized to ensure that changes are made as warranted due to the changes in the condition of the borrower, the collateral, or general economic conditions. The controls over pre-and post origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades. Our Credit Risk Review staff will perform periodic risk grades reviews on selected loans to ensure risk grading accuracy.

  •
  We will develop a formal procedure for recommending and approving any changes to the allowance for loan loss model to ensure that such changes are appropriate. Procedures and controls over accuracy and completeness of impaired loan data including the specific allowances for probable losses will be documented and implemented during the first quarter of 2009.

  •
  We will continue to assess and strengthen current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.

  •
  We expect to enhance financial reporting resources by adding personnel from the proposed merger with American Community Bancshares, Inc. In addition, a review of the staffing and technology resources that are needed to support accurate, complete, and timely financial reporting according to generally accepted accounting principles is underway. A proposal for remediation is expected to be completed and submitted to the audit committee in April 2009. This proposal will include documentation of the process enhancements and personnel responsible for both preparation and review. Implementation will begin immediately thereafter, and is expected to be completed during the second quarter of 2009.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as mentioned above. The only changes in our internal control over financial reporting that occurred subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, relate to the material weaknesses in internal control over financial reporting described above.

March 31, 2009

/s/ WILLIAM A. LONG William A. Long President & Chief Executive Officer	/s/ EDWIN E. LAWS Edwin E. Laws Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Yadkin Valley Financial Corporation
Elkin, North Carolina

        We have audited Yadkin Valley Financial Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management identified the following material weaknesses as of December 31, 2008:

Control Environment

        A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following material weaknesses were identified in the Company's control environment at December 31, 2008:

  •
  Although management has taken steps to remediate deficiencies identified in the Annual Report on Form 10-K for the year ended December 31, 2007, management still needs to place greater emphasis on supporting effective application of policies, execution of procedures, and remediation of the deficiencies identified in previous periods.

  •
  Management needs additional financial reporting resources to ensure appropriate accounting, presentation, and disclosure in Company filings.

        These deficiencies in the control environment contributed to the material weaknesses described below, and resulted in a reasonable possibility that a material error in the Company's interim or annual financial statements would not be prevented or detected.

Accounting for Significant Estimates

        The Company did not maintain sufficient internal controls over the preparation and review of its allowance for loan losses model, including obtaining approval and documented support for changes in the underlying assumptions being used for the estimation. In addition, the Company did not maintain policies and procedures to ensure that identification of impaired loans and estimates of valuation allowances required under SFAS 114, Accounting by Creditors for Impairment of a Loan (as amended), are made timely and accurately, and are subject to a detailed supervisory review. These deficiencies contributed to various mathematical errors and inappropriate assumptions being made in the estimation of the allowance for loan losses. Material adjustments were subsequently made to the Company's preliminary consolidated financial statements.

Credit Administration

        While management has committed substantial additional resources to credit administration in 2008, the Company needs to make further improvement to its internal control over certain areas involving credit administration, in order to reduce the possibility of material errors in the estimation of the allowance for loan losses. Specifically, the Company needs further internal controls over documentation of underwriting practices over renewals and extensions, collateral inspection on construction loans before approval of advances, monitoring of interest reserves on certain acquisition and development loans, and independent review of appraisals.

Preparation of Financial Reports

        The Company did not maintain sufficient internal controls over the preparation and review of its financial reports for use in Company filings. In addition, the lack of adequate financial reporting resources prevented the Company from being able to properly prepare financial reports on a timely basis in accordance with generally accepted accounting principles. As a result, material errors and inadequate disclosures were made in the Company's preliminary financial statements that required adjustments prior to completion of the Form 10-K.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Yadkin Valley Financial Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Valley Financial Corporation and subsidiaries as of and for the year ended December 31, 2008, and our report dated March 31, 2009 expressed an unqualified opinion on those consolidated financial statements.

        We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

Charlotte, North Carolina
March 31, 2008

Item 9B—Other Information

        None.

PART III

Item 10—Directors and Executive Officers and Corporate Governance

        and

Item 11—Executive Compensation

        and

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Omitted, per general instruction G. The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the annual shareholder's meeting to be held May 28, 2009, to be mailed to shareholders within 120 days of December 31, 2008, as filed with the SEC, which is incorporated herein by reference.

        The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	467,002	$13.24	10,858
Equity compensation plans not approved by shareholders	NA	NA	NA

Total	467,002	$13.24	10,858

        A description of Yadkin's equity compensation plans is presented in Note 11 to the accompanying consolidated financial statements.

Item 13—Certain Relationships and Related Transactions, and Director Independence

        and

Item 14—Principal Accounting Fees and Services

        Omitted, per general instruction G. The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the annual shareholder's meeting to be held May 28, 2009, to be mailed to shareholders within 120 days of December 31, 2008, as filed with the SEC, which is incorporated herein by reference.

 PART IV

Item 15—Exhibits, Financial Statement Schedules

Financial Statements.    The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statement Schedules.    All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

Exhibits.    The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 2.1	Agreement and Plan of Merger by and between Yadkin Valley Financial Corporation and American Community Bancshares, Inc. dated as of September 9, 2008 (incorporated by reference to 2.1 of the Form 8-K filed on September 10, 2008)
Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated July 1, 2006)
Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 19, 2008)
Exhibit 3.3
Articles of Amendment to the Company's Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 20, 2009).
Exhibit 4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006)
Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009).
Exhibit 4.3	Warrant to Purchase up to 385,990 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2009).

Exhibit No.	Description
Exhibit 10.1	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136967))
Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136968))
Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136969))
Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136970))
Exhibit 10.5	Employment Agreement with William A. Long
Exhibit 10.6	Employment Agreement with Edwin E. Laws
Exhibit 10.7	Employment Agreement with Stephen S. Robinson
Exhibit 10.8	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007).
Exhibit 10.9
Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2009).
Exhibit 10.10
Form of Waiver, executed by each of Messrs. John M. Brubaker, Joe K. Johnson, Edwin E. Laws, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Steven S. Robinson, and Joseph H. Towell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 20, 2009).
Exhibit 10.11
Form of Letter Agreement, executed by each of Messrs. John M. Brubaker, Joe K. Johnson, Edwin E. Laws, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Steven S. Robinson, and Joseph H. Towell with the Company (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 20, 2009).
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32	Section 1350 Certification

Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY FINANCIAL CORPORATION
By:	/s/ WILLIAM A. LONG William A. Long President and Chief Executive Officer	Date: March 31, 2009
By:	/s/ EDWIN E. LAWS Edwin E. Laws Executive Vice President and Chief Financial Officer	Date: March 31, 2009

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM A. LONG William A. Long President, Chief Executive Officer, and Director	Date: March 31, 2009
/s/ RALPH L. BENTLEY Ralph L. Bentley Director	Date: March 31, 2009
/s/ J. T. ALEXANDER, JR.. J.T. Alexander, Jr. Director	Date: March 31, 2009
/s/ NOLAN G. BROWN Nolan G. Brown Director	Date: March 31, 2009
/s/ FAYE COOPER Faye Cooper Director	Date: March 31, 2009

Harry M. Davis Director	Date: March 31, 2009
/s/ JAMES A. HARRELL, JR. James A. Harrell, Jr. Director	Date: March 31, 2009
/s/ DAN W. HILL, III Dan W. Hill, III Director	Date: March 31, 2009
Daniel J. Park Director	Date: March 31, 2009
/s/ JAMES L. POINDEXTER James L. Poindexter Director	Date: March 31, 2009
/s/ MORRIS L. SHAMBLEY Morris L. Shambley Director	Date: March 31, 2009
/s/ JAMES N. SMOAK James N. Smoak Director	Date: March 31, 2009
/s/ HARRY C. SPELL Harry C. Spell Director	Date: March 31, 2009
/s/ C. KENNETH WILCOX C. Kenneth Wilcox Director	Date: March 31, 2009