Form 10-K/A
period 2008-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2009-04-30
CIK 1366367

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $128 million based on the closing sale price of $11.85 per share on June 30, 2008. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 5, 2009 was 11,536,492.

Documents Incorporated by Reference

None.

Explanatory Statement to Form 10-K Amendment

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 30, 2009 (i.e., within 120 days after the end of the Company’s 2008 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Form 10-K/A Table of Contents

PART III

Item 10 — Directors and Executive Officers and Corporate Governance

The table below sets forth each director’s name, age, date of first election to the Board of Directors of the Company, and business experience for the past five years. Messrs. Thomas J. Hall, Larry S. Helms, Randy P. Helton, Peter A. Papas and Mrs. Allison J. Smith were each appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 18, 2009.

Name	Age	Year First Elected Director (1)	Business Experience for Past Five Years

J.T. Alexander, Jr.	72	2002

Chairman, J. T. Alexander & Son, Inc. (oil distributor); Member, ZipNGo, LLC (convenience stores); agent, AFLAC (insurance); Manager, Big Daddy & Nonnie LLC (holding company); Member, Acme Metal Products, LLC; President, Acme Rental Co.; all of Statesville, NC.

Ralph L. Bentley	73	2002	Physician, Piedmont Healthcare, P.A., Statesville, NC.

Nolan G. Brown	68	2004

Owner and President, Triad Group, Inc. and related companies and subsidiaries (health care), Yadkinville, North Carolina; Certified Public Accountant and former audit committee financial expert for Southern Community Financial Corporation, Winston-Salem, NC (Nasdaq: SCMF).

Faye B. Cooper	61	2004	Treasurer, Mast General Store, Boone, NC.

Harry M. Davis	60	2004

Professor of Finance, Appalachian State University, Boone, N.C. Dr. Davis has been a consultant to the banking industry on financial statements for over twenty years and is an instructor at the North Carolina School of Banking and the Bank Directors College where he teaches banking financial principles.

Thomas J. Hall	61	2009	President, Hall Group, Inc., Charlotte, NC (real estate holding company).

James A. Harrell, Jr.	62	1999	Self-employed dentist, Elkin, NC.

Larry S. Helms	63	2009	Owner, Larry S. Helms and Associates, Monroe, NC (insurance).

Randy P. Helton	53	2009	Chairman of the Board of Directors, President and Chief Executive Officer of American Community Bancshares, Inc.; President and Chief Executive Officer of American Community Bank.

Dan W. Hill, III	64	2008

Partner, Hill Chesson & Woody (insurance brokerage), Durham, NC; Owner and President, HCW University Medical Insurance Plans, Inc., Chapel Hill, NC; Board member, 1st Insurance Services, Inc. (property and casualty insurance brokerage), Research Triangle Park, NC until 2006.

William A. Long	62	2002	President and Chief Executive Officer, Yadkin Valley Financial Corporation since July 2006; President and Chief

Executive Officer, Yadkin Valley Bank and Trust Company, Elkin, NC since August 2002; prior to that, President and Chief Executive Officer, Main Street BankShares, Inc. and Piedmont Bank, Statesville, NC.

Peter A. Pappas	47	2009	President and Managing Partner, Pappas Properties, LLC, Charlotte, NC (real estate development).

James L. Poindexter	69	1968

President, Surry Hardware & Building Supply Co., Inc.; Owner, Wakefield Farm (hay and cattle); Owner, Poindexter Enterprises (real estate); Owner, Wakefield Woods (real estate development); all of Elkin, NC.

Morris L. Shambley	68	2008	Co-owner and President, Shambley Farm, Efland, NC.

Allison J. Smith	54	2009	President, Smith Capital, Inc., Charlotte, NC (financial advisory, investment banking).

James N. Smoak	60	1987	Retired; former President and Chief Executive Officer, Yadkin Valley Bank and Trust Company, Elkin, NC.

Harry C. Spell	60	2002	Vice President and Secretary, MoCaro Dyeing & Finishing, Inc. (textile companies), Statesville, NC.

C. Kenneth Wilcox	71	2004	Real estate developer, Boone, NC

(1)           “Year first elected” refers to the year in which each individual first took office as a director and does not necessarily indicate a continuous term.

The table below sets forth each of our principal executive officer’s name, age, position, and business experience for the past five years.

Principal Executive Officers	Age	Position	Business Experience for Past Five Years

Edwin E. Laws	49	Executive Vice President & Chief Financial Officer

Executive Vice President and Chief Financial Officer, Yadkin Valley Financial Corporation since July 2006; Executive Vice President and Chief Financial Officer, Yadkin Valley Bank and Trust Company, Elkin, NC.

Julie A. Mason	41	Vice President & Controller

Vice President and Controller, Yadkin Valley Financial Corporation since June 2007; Vice President and Controller, Yadkin Valley Bank and Trust Company, Elkin, NC, since December 2003; prior to that, CPA, Barnard Combs Potts & Rhyne (certified public accountants), Statesville, NC.

Stephen S. Robinson	60	Executive Vice President & Chief Operating Officer

Executive Vice President and Chief Operating Officer, Yadkin Valley Financial Corporation since May 2007; Regional President, since 2003 and prior to that, Executive Vice President and Statesville City Executive, Yadkin Valley Bank and Trust Company, Elkin, NC.

Patricia H. Wooten	47	Vice President & Secretary	Vice President and Corporate Secretary, Yadkin Valley Financial Corporation since July 2006; Corporate Secretary, Yadkin Valley Bank and Trust Company, Elkin, NC.

There are no family relationships among any of the directors and principal executive officers of the Company.

CORPORATE GOVERNANCE

During 2008, the Board of Directors of the Company held 15 meetings.  All directors attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he or she served as a director, and (b) the total number of meetings held by all committees of the Board of Directors of the Company on which he or she served.

There is no formal policy regarding attendance at annual shareholder meetings; however, such attendance has always been strongly encouraged.  Last year, all directors active at that time attended the 2008 Annual Shareholders Meeting.

The Company has adopted a Code of Ethics for senior officers to resolve ethical issues in an increasingly complex business environment.  The Code of Ethics applies to all senior officers, including the Chief Executive Officer, the Chief Financial Officer, the Controller and any other employee with any responsibility for the preparation and filing of documents with the Securities and Exchange Commission.  The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations.  The Code of Ethics is available on the Company’s corporate website located at http://www.yadkinvalleybank.com.  The Company may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any of our executive officers on that website.  Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be a part of, this Form 10-K/A (Amendment No. 1).

Committees of the Board of Directors

The Board of Directors of the Company maintains an Executive Committee, Audit Committee, and Nominating and Compensation Committee at the Company level.  In addition, the Board has approved four standing committees for the Bank to which certain responsibilities have been delegated.  Such committees are the Directors Loan Committee, the ALCO & Mergers & Acquisitions Committee, the Marketing Committee, and the Real Estate and Expansion Committee.  The composition and frequency of meetings for these committees during 2008 were as follows:

2008 Committees (as of September 18, 2008)

	Yadkin Valley Financial Corporation			Yadkin Valley Bank
Name	Executive (0 meetings)	Audit (7 meetings)	Nominating & Comp. (6 meetings)	ALCO & Mergers & Acquisitions (6 meetings)	Real Estate (1 meeting)	Directors Loan (10 meetings)	Marketing (3 meetings)

J.T. Alexander, Jr.		•		•
Ralph L. Bentley	•	•	•	•
Nolan G. Brown	•	• Chair		•
Faye B. Cooper	•	•	•				• Chair
Harry M. Davis	•	•		• Chair
James A. Harrell, Jr.		•	•				•
Dan W. Hill, III			•	•
*William A. Long	•				•	•	•
Daniel J. Park	•		• Chair		•	•
James L. Poindexter			•		•		•
Morris L. Shambley					•		•
James N. Smoak		•		•		•
Harry C. Spell	•				• Chair	•
*C. Kenneth Wilcox	•				•	• Chair

*Note:  All directors other than William A. Long, who serves as President and CEO of the Company, and C. Kenneth Wilcox, who engaged in a related party transaction in 2005 with the Yadkin Valley Bank and Trust Company, the principal subsidiary of the Company, meet the independence requirements of The NASDAQ Stock Market.

Yadkin Valley Financial Corporation Committees

Executive Committee.  The Executive Committee, between board meetings and subject to such limitations as may be required by law or imposed by board resolution, may exercise all of the Board’s authority.  The Executive Committee did not meet during 2008.  As of September 18, 2008, the Executive Committee consisted of the Chairman of each of the other committees of the Company and the Bank as well as our Chairman and Vice Chairman of the Board of Directors, and our President and CEO, as indicated above.

Audit Committee.  As outlined in the Audit Committee Charter (which is available on the homepage of the Company’s website located at http://www.yadkinvalleybank.com), the Audit Committee is responsible for insuring that the Board receives objective information regarding Company policies, procedures, and activities with respect to auditing, accounting, internal accounting controls, financial reporting, and such other Company activities as the Board may direct.  The Audit Committee engages a qualified firm of certified public accountants to conduct such audit work as is necessary for this purpose.  The Audit Committee held seven meetings during 2008.  Please refer to the Audit Committee Report below.  Nolan G. Brown and Dr. Harry Davis have been named to serve as Audit Committee financial experts.  All of the other members of the Audit Committee satisfy the audit committee independence requirements stated in the rules of The Nasdaq Stock Market. Each person’s qualifications to serve as an Audit Committee financial expert are listed under “Nominees” above.

Nominating and Compensation Committee.  The charter for the Nominating and Compensation Committee is available on the homepage of the Company’s corporate website located at http://www.yadkinvalleybank.com.  The Nominating and Compensation Committee performs the dual roles of: (i) identifying individuals qualified to become members of the Board of Directors; and (ii) determining the compensation of the executive officers of the Company and providing oversight to the employee benefit plans for the Company.  Each member of the Nominating and Compensation Committee is an independent director as that term is defined in the rules of The Nasdaq Stock Market.  There are currently five directors who serve on the Compensation Committee: Ralph L. Bentley, Faye B. Cooper, James A. Harrell, Jr., Dan W. Hill, III, and James L. Poindexter. The Nominating and Compensation Committee held six meetings during 2008.

The Nominating and Compensation Committee has two primary responsibilities: (i) assisting the Board of Directors in carrying out its responsibilities in determining the compensation of the Company’s chief executive officer (“CEO”) and executive officers; and (ii) establishing compensation policies that will attract and retain qualified personnel through an overall level of compensation that is comparable to, and competitive with, others in the industry and in particular, peer financial institutions.  The Nominating and Compensation Committee, subject to the provisions of our Omnibus Stock Ownership and Long Term Incentive Plan, also has authority in its discretion to determine the employees to whom stock options and other forms of stock-based incentives shall be granted, the number of shares to be granted to each employee, and the time or times at which options and other forms of stock based incentives should be granted.  The CEO makes recommendations to the Nominating and Compensation Committee about equity awards to the Company’s employees (other than the CEO).

The CEO reviews the performance of our executive officers (other than the CEO) and, based on that review, the CEO makes recommendations to the Nominating and Compensation Committee about the compensation of executive officers (other than the CEO).  The CEO does not participate in any deliberations or approvals by the Nominating and Compensation Committee with respect to his own compensation.  The Nominating and Compensation Committee approves all compensation decisions involving the CEO and other executive officers.

In 2008, the Nominating and Compensation Committee engaged Matthews, Young & Associates, which assisted the Nominating and Compensation Committee in determining 2008 base salary ranges, market based review of annual merit programs and salary range changes.  This consulting firm assisted the Nominating and Compensation Committee with recommendations for compensation.  The recommendations were presented and approved by the Nominating and Compensation Committee in January of 2008.  The Nominating and Compensation Committee intends to engage Matthews, Young & Associates during 2009 to update the 2008 survey and assist the Nominating and Compensation Committee with recommendations for compensation for 2009.

Report of Audit Committee

In accordance with its written charter (which is available on the homepage of the Company’s website located at

http://www.yadkinvalleybank.com), the Audit Committee supervises the quality and integrity of the accounting, auditing and financial reporting practices of the Company on behalf of the Board.  Management has the primary responsibility for preparing the financial statements and managing the reporting process, including the system of internal controls.  As required by the Audit Committee Charter, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least one member has accounting or related financial management expertise, all as required by the rules of The Nasdaq Stock Market. In fulfilling its oversight responsibilities, the Audit Committee discussed and reviewed the audited financial statements in the Annual Report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements of the Company.

The Audit Committee discussed and reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees).

In discharging its responsibility for the audit process, the Audit Committee obtained from the independent auditors a letter describing all relationships between the auditors and the Company that might bear on the auditors’ independence required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).  The Audit Committee also discussed with the auditors any relationships that might impact their objectivity and independence and satisfied itself as to the auditors’ independence, and considered the compatibility of nonaudit services with the auditor’s independence.

The Audit Committee reviewed with both the independent and the internal auditors their audit plans, audit scope, and identification of audit risks.  The Audit Committee met with the internal auditors and the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, the overall quality of the Company’s financial reporting, and the internal audit function’s organization, responsibilities, budget and staffing.

Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to the Board (and the Board has approved) that the Company’s audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.  The Audit Committee also approved the reappointment of the independent auditors.

This report is submitted by the Audit Committee: J.T. Alexander, Jr., Ralph L. Bentley, Nolan G. Brown (Chairman), Faye B. Cooper, Harry M. Davis, James A. Harrell, Jr., and James N. Smoak.

Report of the Compensation Committee

The charter for the Nominating and Compensation Committee is available on the Company’s corporate website located at http://www.yadkinvalleybank.com.  In accordance with its charter, the Nominating and Compensation Committee develops base salary and short and long term incentive compensation policies for the executive officers of the Company and provides oversight for the employee benefit plans for the other Company employees.  As required by its charter, each member of the Committee satisfies the independence requirements for serving on the compensation Committee as established by the rules of The Nasdaq Stock Market.  During 2008, all employees of the Company were compensated by the Bank.

The Nominating and Compensation Committee has sole authority to establish the base salaries and short- and long-term incentive awards for the executive officers of the Company.  In January 2008, the Committee met to review the accomplishments and evaluate the performance of the Company’s executive officers during 2007, including the executive officers named in the Executive Compensation section of this Form 10-K/A (Amendment No. 1), and to establish the 2008 base salaries for the executive officers.  Mr. William A. Long, President and CEO of the Company, was invited to be present to discuss his recommendations of the base salaries of the executive officers.  He was excused from the meeting for the discussion of his base salary.  The peer group compensation information developed for the Committee by Matthews, Young and Associates indicated that the midpoint of the CEO’s base salary for the Company’s peer group is $316,388 and the maximum is $427,124.  Matthews Young prepares compensation surveys on behalf of the North Carolina, South Carolina and Georgia Bankers Associations.

The Committee discussed the balance between annual compensation and incentive bonus and reviewed the other benefits paid to the CEO by the Bank.  It concluded that a cash compensation structure consisting of a smaller salary increase and a larger annual incentive bonus tied his total cash compensation more to the performance of the Bank.  Following discussion, the Nominating and Compensation Committee approved a 4% increase in base salary for Mr. Long to $325,000 annually.  As recommended by the president, the Nominating and Compensation Committee also approved increasing the annual salary of Edwin E. Laws, the Company’s Chief Financial Officer, by 20% to $168,000 and approved increasing Mr. Stephen S. Robinson’s annual salary by 3% to $195,700.  Subsequently, in consideration of the shift of additional responsibilities actually assumed relating to the acquisition of American Community Bancshares, Inc., after consultation with the Company’s third-party consulting firm, effective November 1, 2008, Mr. Long recommended an increase of Mr. Robinson’s annual salary to $205,200, an 8% increase from his 2007 salary, and an increase of Mr. Laws’ annual salary to $165,200, an 18% increase from his 2007 salary.  The Nominating and Compensation Committee then approved certain adjustments that Mr. Long had proposed in the base salaries of other officers of the Bank.   As long-term incentive for the executive officers, the Committee approved Mr. Long’s recommendation for grants of stock options pursuant to the shareholder approved stock option plans of the Company, including grants to the named executive officers.  The Nominating and Compensation Committee also engaged of a third-party consulting firm to assist the Nominating and Compensation Committee in developing a 2008 Annual Cash Incentive Plan for the Company.

In January 2009, the Nominating and Compensation Committee reviewed the financial results of the Company for purposes of allocating the bonus payment under the 2008 Annual Incentive Compensation Plan.  The Committee reviewed the list of eligible employees with their proposed bonus amounts.  The Bank had not accrued bonuses under the 2008 Annual Incentive Compensation Plan. The Bank did not achieve all of its 2008 target goals. The Committee did not award any bonuses.

In fulfilling its oversight responsibilities, the Nominating and Compensation Committee discussed and reviewed the Compensation Discussion and Analysis with management.  Based on this discussion and review, the Nominating and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A (Amendment No. 1).

In addition, the Nominating and Compensation Committee certifies that it has reviewed with our senior risk officer, or person serving in that capacity, the senior executive officer incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage any Senior Executive Officer to take unnecessary or excessive risk that threatens the value of the financial institution.

This report is submitted by the Nominating and Compensation Committee: Ralph L. Bentley, Faye B. Cooper, James A. Harrell, Jr., Dan W. Hill, III (Chairman), and James L. Poindexter.

Item 11 — Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Policy

The objectives of the executive compensation program of the Company are to attract and retain qualified management, focus executive management on the achievement of key operational and financial goals, reward key performers who contribute to positive returns for shareholders, and link long-term compensation opportunities to performance based on financial and strategic objectives that build shareholder value.  The Company’s compensation strategy, as executed through the Nominating and Compensation Committee, is to maintain an executive compensation program that strengthens the link between executive compensation and the Company’s performance.

Compensation for all employees of the Company is paid by the Bank.  The Company’s annual compensation program is based upon the following principles:

•                  Base salaries must be competitive, but need not be aggressive.  Base salaries are targeted to the mid-point of the range of salaries paid to executive officers of the Company’s peer group of similarly situated banks and bank holding companies.

•                  The opportunity for staff in certain key positions to earn annual cash incentive awards should be significant, but not so significant that it will entice management to take excessive risks, and should be dependent upon the Bank’s performance.  In the future, the Board of Directors intends to tie some of the incentives to individual performance, while maintaining focus on team corporate results.  While the 2008 incentive plans did not contain a “clawback” clause, the Nominating and Compensation Committee intends to include “clawback” clauses in future incentive plans so that if incentives are paid based on performance measures that are later determined to be inaccurate in favor of the named executives, the paid incentives can be repaid to the Bank as soon as possible.

•                  Long-term compensation in the form of cash, stock grants and options, which directly link executive officers’ rewards to the Company’s stock price appreciation and other performance indicators, should balance the short-term focus created by annual incentives with a longer term, franchise value focus.

In determining compensation levels, the Nominating and Compensation Committee considers annual cash compensation levels which will attract, retain and focus qualified executives when combined with our long-term cash and stock-based incentive grants.  The Nominating and Compensation Committee has determined that the Company’s Annual Cash Incentive Plan should be a significant portion of management compensation and should be based upon an evaluation of certain annual financial performance criteria of the Company, which contributes to shareholder value, as well as measures of asset quality and regulatory examinations.  The Nominating and Compensation Committee intends to maintain compensation practices that reflect the conservative economic culture in which the Company operates.  The Bank does not provide executive officers with reserved parking spaces or separate dining or other facilities.  The Bank’s bonus compensation, health care and insurance programs include all eligible employees, as well as the Company’s named executive officers.

Together with the person serving as the Bank’s senior risk officer, or such person serving in that capacity, the Nominating and Compensation Committee has reviewed all components of the Company’s compensation plans and determined that no component of the plans encourages excessive risk taking on the part of management.  To the contrary, significant penalties leading to reduced total compensation are built into the plans for deterioration of the quality of assets, minimum liquidity levels and poor regulatory agency ratings.

The Company’s CEO will not be a member of the Nominating and Compensation Committee and will only participate in the Nominating and Compensation Committee’s deliberations to provide guidance regarding staff reporting to him.

Components of the Compensation Program

Base Salary.  Base salaries for executive officers are reviewed and approved annually by the Nominating and Compensation Committee.  Annual cash base salaries are based upon a review of the range of salaries earned by executive officers of the banking institutions within the Company’s peer group, and targeted to the mid-point of the range of base salaries paid by the Company’s peer group.  The Nominating and Compensation Committee examines salary information for the Company’s peer group as provided by Matthews, Young and Associates.  Matthews, Young and Associates prepares compensation surveys on behalf of the Georgia, North Carolina, South Carolina and Virginia Bankers Associations and subscribes to a wide variety of other surveys with national and regional compensation data. In determining base salaries, the Nominating and Compensation Committee does not establish performance thresholds or other measures that directly relate base salaries to operating performance, although overall performance of the Company is a consideration.  The goal of the Nominating and Compensation Committee is to keep the CEO’s base salary at the mid-point of the range of the Company’s peer group and allow the total cash compensation to reflect the extent to which sustained performance exceeds that of peer companies.

Annual Cash Incentive Compensation .  All employees of the Company are eligible to receive annual cash incentive compensation based upon the Company’s Annual Incentive Compensation Plan designed by the Nominating and Compensation Committee.  The Nominating and Compensation Committee is assisted by Matthews, Young and Associates in establishing the financial targets and weightings of the factors used in our Annual Incentive Compensation Plan.  Annual incentives are based on a percentage of the mid-point of each employee’s salary range. The size of the annual incentive pool is determined by the Company’s success in achieving its stated corporate objective for earnings.  The performance targets for determining and distributing the incentive pool will reflect the Nominating and Compensation Committee’s commitment to maintaining a strong incentive compensation plan that is directly related to maximizing shareholder value.

Discretionary Cash Bonuses.  The Nominating and Compensation Committee reserves the right to use discretionary bonuses in unusual circumstances when an executive achieves performance hurdles that clearly create shareholder value above and beyond the normal conduct of the Company’s business, such as the CEO’s successful implementation of key acquisitions, and other matters for which, due to their opportunistic nature, are difficult to promise rewards in advance of their achievement.

Equity Incentive Compensation.  The Nominating and Compensation Committee awards restricted stock grants, restricted stock unit grants, stock options and other long term incentives to executive officers from the Company’s shareholder approved stock option plans and Omnibus Stock Ownership and Long Term Incentive Plan as a long-term incentive to align the executives’ interests with those of other shareholders and to encourage significant stock ownership.  Under the equity incentive compensation plans of the Company, the Nominating and Compensation Committee grants to selected key employees restricted stock grants, restricted stock unit grants, options to purchase shares of common stock at a price equal to the fair market value of the shares on the date of grant and other long term incentives.  Option and Stock Appreciation Rights (“SAR”) recipients will receive value from stock option and SAR grants only to the extent that the market price of our common stock exceeds the exercise price of the stock options and SAR, whereas stock grant recipients and stock unit grant recipients will receive value when restrictions lapse and or certain performance hurdles are achieved.

Employment Agreements . The Nominating and Compensation Committee recognizes that it is appropriate to enter into agreements with certain key officers to ensure that the Company continues to retain their services, particularly in situations where the Company has acquired other companies.   In December 2008, the company entered into amended and restated employment agreements with such key officers in order to ensure compliance with Internal Revenue Code Section 409A, a recently enacted tax provision regarding deferred compensation.

The Company’s employment agreements include severance provisions and restrictive covenants.  The Nominating and Compensation Committee believes it may be difficult for senior executives to find comparable employment within a short period following termination.  Appropriate severance allows the Company to cleanly separate the executive officer and avoid prolonged contact with the Company’s employees.  In addition, the employment agreements contain various restrictive covenants for our benefit following terminations of employment prohibiting the officer from:

•                  competing with the Company following employment termination except under certain circumstances; and

•                  divulging confidential information obtained while employed with the Company.

These provisions prevent the officer from competing against the Company during his or her compensation continuance period and shield our confidential or proprietary information.  The Nominating and Compensation Committee believes that these restrictive covenants reduce the risks to the Company if the officers were to terminate employment without these restrictive covenants.

The employment agreements also provide change in control payments under certain circumstances to reward the officers for their efforts in building the Company while reducing the reluctance of the executive officers to pursue potential transactions that might benefit the long-term interests of shareholders but involve a change in control of the Company.  The employment agreements do not provide for change in control payments solely because of a change in control.  An additional triggering event that constitutes a termination of employment must occur following the change in control in order for the Company to be obligated to make any change in control payments.  The defined triggering events were selected to provide the Company with protection from executive competition and to avoid unwarranted terminations of employment that could harm the Company’s business or financial condition.

Matching 401(k) Contributions.  The Bank’s 401(k) Plan is a voluntary defined contribution benefit plan under the Internal Revenue Code of 1986, as amended (the “Code”), designed to provide additional incentive and retirement security for eligible employees of the Bank.  The executive officers of the Bank participate in the 401(k) Plan on the same basis as all other eligible employees of the Bank.  Under the 401(k) Plan, each eligible employee of the Bank may elect to contribute on a pre-tax basis to the 401(k) Plan, subject to certain limitations that may lower the maximum contributions of more highly compensated participants.  The Bank matches 50% of the contributions to the 401(k) Plan up to 6% of the employee’s compensation.

Death Benefits.   Split dollar agreements are a common component of the compensation packages of the peer companies with which we compete, and of the financial institution industry generally.  Prior to the merger with Main Street Bankshares, Inc. (“Main Street”), the Bank executed split dollar agreements with certain of its executive officers.  In order to attract and retain highly qualified officers, effective December 31, 2007, the Bank adopted a 2007 Group Term Carve Out Plan to offer this benefit to current and future executive officers.  Under the Group

Term Carve Out Plan, the Bank divides the death proceeds of life insurance policies which it maintains on the lives of the participating officers with the designated beneficiary of each insured participating officer.

Perquisites and Other Benefits.  In addition to the benefits described above, the Company provides its executive officers with certain other perquisites that the Nominating and Compensation Committee considers to be usual and customary within the Company’s peer group to assist the Company in remaining competitive in the market for experienced management.  For instance, the Bank provides the use of an automobile and pays the premiums for family health insurance and life insurance for certain executive officers.  It also provides the Company’s CEO with personal term life insurance and payment of his country club expenses.  The CFO of the Company is provided with payment of his country club expenses.   Executive management also participates in the Bank’s employee benefit plans, including medical and dental plans and other insurance programs, on the same basis as all eligible employees.   Banking regulations prohibit executive management from participating in employee discount programs for certain Bank products.

SUMMARY COMPENSATION TABLE

The following table summarizes for the fiscal years ended December 31, 2008, 2007 and 2006, the current and long-term compensation for the CEO, the CFO and the three most highly compensated executive officers other than the CEO and CFO.  Each component of compensation is discussed in further detail in the footnotes following the table.  There were no stock awards granted during this period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

William A. Long	2008	324,046	150,000	13,363	-0-		53,645	(2)	541,054
President and Chief	2007	300,259	-0-	13,842	92,010		41,012	(3)	447,123
Executive Officer	2006	288,687	96,115	-0-	153,885		48,237		586,924

Edwin E. Laws	2008	144,214	-0-	7,111	-0-		45,335	(4)	196,660
Executive Vice President	2007	125,017	-0-	5,292	36,201		31,857	(5)	198,367
and Chief Financial Officer	2006	99,873	-0-	-0-	43,252		18,168		161,293

Stephen S. Robinson	2008	192,551	-0-	5,347	-0-		31,341	(6)	229,239
Executive Vice President	2007	172,600	-0-	3,528	32,504		14,838	(7)	233,470
and Chief Operating Officer	2006	135,220	-0-	-0-	42,696		4,057		181,973

(1)          Please refer to Footnote 13 in the Original Filing for a discussion of the assumptions made in the valuation of the option awards.

(2)          Includes the Bank’s accrued cost for providing an automobile of $12,391, the Bank’s reimbursement of Country Club fees of $14,848, the Bank’s cost to provide $250,000 in personal term life insurance, the Bank’s contribution on behalf of the officer under the Bank’s salary deferral plan under Section 401(k) of the Code (“401(k) Plan”), and the Bank’s cost of providing family medical insurance coverage.

(3)          Includes the Bank’s accrued cost for providing an automobile of $13,490, the Bank’s reimbursement of Country Club fees of $12,564, the Bank’s cost to provide $250,000 in personal term life insurance, the Bank’s contribution on behalf of the officer under the Bank’s salary deferral plan under Section 401(k) of the Code (“401(k) Plan”), and the Bank’s cost of providing family medical insurance coverage.

(4)          Includes the Bank’s accrued cost for providing an automobile of $22,960, the Bank’s contribution on behalf of the officer under the Bank’s salary deferral plan under the 401(k) Plan, the Bank’s cost of providing family medical insurance coverage, and the Bank’s reimbursement of Country Club fees.

(5)          Includes the Bank’s accrued cost for providing an automobile, the Bank’s contribution on behalf of the officer under the Bank’s salary deferral plan under the 401(k) Plan, the Bank’s cost of providing family medical insurance coverage, and the Bank’s reimbursement of Country Club fees.

(6)          Includes the Bank’s accrued cost for providing an automobile, the Bank’s contribution on behalf of the officer under the Bank’s salary deferral plan under the 401(k) Plan, and the Bank’s reimbursement of Country Club fees.

(7)          Includes the Bank’s contribution on behalf of the officer under the Bank’s salary deferral plan under the 401(k) Plan.

Terms of Named Executive Officer Employment Agreements

In December 2008, the Company and the Bank amended and restated the employment contracts with William A. Long, President and CEO of the Company and the Bank (the “Long Agreement”), Edwin E. Laws, Executive Vice President and CFO of the Company and Executive Vice President and CFO of the Bank (the “Laws Agreement”), and Stephen S. Robinson, Executive Vice President and Chief Operating Officer of the Bank (the “Robinson Agreement” and collectively with the Long and Laws Agreements, the “Employment Agreements”).  The Long and Robinson Agreements became effective January 1, 2009 for a term of three years.  The Laws Agreement became effective January 1, 2009 for a term of one year.

On each anniversary of the effective date of each Employment Agreement, the term of the Employment Agreement is automatically extended for an additional one year period beyond the then effective expiration date unless written notice from the Bank or the officer is received 90 days prior to the anniversary date advising the other that the Employment Agreement shall not be further extended.  The officers have the option to terminate the Employment Agreements upon 60 days’ written notice to the Bank.  While each officer is employed by the Bank and for one year following termination of employment for Messrs. Long and Robinson, and for two years for Mr. Laws, the Employment Agreements prohibit each officer from competing with the Bank.  Under the Employment Agreements, the officers receive an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board of Directors.

Under the Long Agreement, Mr. Long also is provided the use of a late model automobile pursuant to the policies of the Bank, membership in country clubs, and term life insurance benefits of up to $250,000 with his family members as the beneficiaries.  Under the Laws Agreement, Mr. Laws is provided membership in a country club.  Under the Employment Agreements, each officer is also entitled to all fringe benefits generally provided by the Bank to its employees and its executive officers.

Under the terms of the Employment Agreements, each officer has the right to terminate his employment if he determines, in his sole discretion, that within 24 months after a “change in control,” there has been a material diminution in (i) his base compensation, (ii) his authority, duties, or responsibilities, (iii) the authority, duties, or responsibilities of the person to whom he is required to report, (iv)  the budget over which he retains authority or either a (v) material change in the geographic location at which he must perform the services or (vi) any other action or inaction that constitutes a material breach by the Company or Bank of the Employment Agreement.  A “change of control” is defined to mean as defined by Treasury Regulation § 1.409A-3(i)(5) as to the Company or the Bank.

The Bank has the right, under each Employment Agreement, to reduce any such payments as necessary under the Code to avoid the imposition of excise taxes on the officer or the disallowance of a deduction to the Bank.  See Post-Employment Benefits — Potential Payments Upon Termination following a Change in Control below for a further discussion of these payments.

On January 16, 2009, the Company sold 36,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to acquire 385,990 shares of common stock to the U.S. Treasury pursuant to the Capital Purchase Program established under TARP.  As required by the terms of the Capital Purchase Program, our senior executive officers entered into agreements with the Company that amended the executive compensation programs that such officers participate in.  The specific amendments included: (1) adding a recovery or “clawback” provision to the Company’s incentive compensation programs requiring that senior executive officers return any bonus or incentive compensation award based upon materially inaccurate financial statements or performance metrics; (2) amending the Company’s agreements with the senior executive officers so that any future severance payments under such agreements will be limited so that no “golden parachute payments” will be made; and (3) amending each of the Company’s compensation, bonus, incentive and other benefit plans, arrangements, and agreements, including the senior executive officers’ employment agreements to the extent necessary to give effect to the provisions in (1) and (2) above.  These amendments were effective January 16, 2009 and continue to remain in effect for so long as the U.S. Treasury holds debt or equity securities issued by the Company under the Capital Purchase Program.

The Company is currently assessing the impact of the executive compensation provisions of ARRA, and the Company may seek to make changes to its executive compensation arrangements in response to ARRA and its implementing regulations.

Grants of Plan-Based Awards

The following table contains information with respect to incentive compensation that may be awarded to the named executive officers for service pursuant to the Bank’s 2008 Annual Cash Incentive Compensation Plan.

Potential Payouts Under

Non-Equity Incentive Plan Awards

Name	Threshold ($)	Target ($)	Maximum ($)
William A. Long	3,164	158,194	162,464
Edwin E. Laws	1,465	73,247	75,224
Stephen S. Robinson	1,465	73,247	75,224

Terms of the Annual Cash Incentive Compensation Plan.  The Nominating and Compensation Committee established a bonus pool with a maximum potential pool of approximately $1.93 million under its 2008 Annual Incentive Compensation Plan.  The actual final amount of the bonus pool was determined based upon a number of annual measurements of corporate objectives.  These measures were given weighting factors in determining the final amount of the bonus pool.  The measures were:

•                  achieve pre-tax earnings of $20 million, which was weighted 25%;

•                  earn net interest income of $46.5 million, which was weighted 15%;

•                  earn non-interest income of $14.5 million, which was weighted 15%;

•                  grow average non-interest bearing deposits to $186.5 million, which was weighted 20%; and

•                  cover 44% of non-interest expense with non-interest income, which was weighted 25%.

If non-performing loans exceeded 1% of the loan portfolio, the bonus pool would have been reduced by 20% and if the regulatory audit was not satisfactory, the bonus pool could have been eliminated.  Failure to satisfy any one of the criteria would reduce the bonus pool based on a percentage allocation to the criteria.  Individual awards were based on the midpoint of the employee’s job grade level at February 1, 2008.  The Company did not meet the pre-tax earnings or net interest income goals and therefore the Nominating and Compensation Committee did not award any of the potential bonus pool to employees or executive officers for performance for fiscal year 2008.

Option Awards.  The following table contains information with respect to awards granted to the named executive officers during 2008 pursuant to the shareholder approved stock option plans of the Company.

Name	Grant Date (1)	Target Estimated Payout Equity Incentive Plan Awards (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
William A. Long	March 14, 2008	8,000	13.91	16,168
Edwin E. Laws	March 14, 2008	6,000	13.91	12,126
Stephen S. Robinson	March 14, 2008	6,000	13.91	12,126

(1) Options vest and become exercisable 20% on each anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following tables contain information with respect to outstanding equity awards of the Bank held by the named executive officers at December 31, 2008.

Outstanding Option Awards

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
William A. Long	2,002	-0-	7.85	06/12/2011
	10,000	-0-	10.75	07/31/2012
	8,000	2,000	14.97	05/03/2013
	2,000	8,000	19.07	01/18/2017
	-0-	8,000	13.91	03/14/2018

Edwin E. Laws	1,345	-0-	8.66	05/01/2010
	739	-0-	7.58	07/10/2011
	5,000	-0-	14.97	05/03/2013
	1,500	6,000	19.07	01/18/2017
	-0-	6,000	13.91	03/14/2018

Stephen S. Robinson	3,360	-0-	7.44	05/06/2012
	5,000	-0-	14.97	05/03/2013
	1,000	4,000	19.07	01/18/2017
	-0-	6,000	13.91	03/14/2018

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William A. Long	4,175	33,734	-0-	-0-
Edwin E. Laws	2,933	21,880	-0-	-0-
Stephen S. Robinson	-0-	-0-	-0-	-0-

(1)  Value realized is based on the difference between the closing price on the date of exercise and the options exercise price.

Post-Employment Benefits

Provided that each named executive officer exercises any vested stock options held by the officer on or before the final date of employment, he will be able to realize gain on the difference between the exercise price and the fair market value of the stock options.  See Outstanding Equity Awards at Fiscal Year-End above for a listing of each officer’s stock option holdings.  Using the fair market value of the Company’s common stock as of December 31, 2008, the gain would have been $35,544 for Mr. Long, $12,861 for Mr. Laws, and $23,288 for Mr. Robinson.

In the event a named executive officer’s employment is terminated by the employer for any reason other than for cause or in the event of certain events following a change in control, the officers will continue to receive certain payments under their employment agreements.

Potential Payments Upon Termination following a Change in Control.  Under the terms of the Employment Agreements with Messrs. Long, Laws and Robinson upon the occurrence of the events constituting termination of employment described above under Terms of the Employment Agreements, the Bank has agreed to pay each officer an amount equal to 2.99 times his “base amount” as defined in Section 280G(b)(3) of the Code.  This compensation is payable in a single lump sum payment due 15 days following his termination.  If a change in control had occurred on January 1, 2009, and Messrs. Long, Laws or Robinson had the right to terminate the Employment Agreements pursuant to these provisions, the total payments to Messrs. Long, Laws or Robinson under their Employment Agreements would have been approximately $968,898, $431,200, and $575,727, respectively.

Upon the effective date of a reorganization, merger, or consolidation of the Company with one or more other corporations in which the Company is not the surviving corporation, or the transfer of all or substantially all of the assets or shares of the Company to another person or entity, or the acquisition of stock representing more than 25% of the voting power of the capital stock of the Company then outstanding by, another corporation, bank, other entity or person, other than pursuant to a merger in which the Company is the surviving entity (any such transaction being hereinafter referred to as a “Change in Control Transaction”), the Nominating and Compensation Committee may, in its absolute discretion, determine that all or any part of the options granted under the Company’s Omnibus Plan shall become immediately exercisable in full and may thereafter be exercised at any time before the date of consummation of the Change in Control Transaction.   If a Change in Control Transaction occurred on January 1, 2009, there would have been a cost of this option acceleration to the Bank for Mr. Long for options previously granted.  However, since January 1, 2009, as a result of our decrease in stock price, there would now be no cost due to option acceleration because these options would have no intrinsic value since the exercise price of the options exceeded the current market price of the common stock.

Potential Payments Upon Termination without Cause.  In the event the employment of Messrs. Long, Laws or Robinson is terminated by the Bank for any reason other than Cause, their Employment Agreements provide that the Bank will pay their base annual salary for the remaining term of the Employment Agreement subject to a potential six-month delay for tax compliance.  Termination for Cause is defined to include termination because of the officer’s personal dishonesty or moral turpitude, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the Employment Agreement.  As of December 31, 2008, there would be no cost to the Bank if Messrs. Long, Laws and Robinson were terminated without Cause.

Potential Payments Upon Death.  In the event the employment of Messrs. Long, Laws or Robinson is terminated upon their death, their Employment Agreements provide that the Bank will pay the officer’s estate within 30 days of the officer’s death compensation due through the last day of the calendar month in which the officer’s death occurred and for a period of one month thereafter.

Effective December 31, 2007, the Bank adopted its 2007 Group Term Carve Out Plan which provides for the division of the death proceeds of certain life insurance policies on the lives of the participating officers, which are owned by the Bank, with the designated beneficiary of each insured participating officer.  The named executive officers are insured participating officers in the Group Term Carve Out Plan.  Under a Split Dollar Endorsement with each insured participating officer, if the officer dies, his beneficiary shall be entitled to an amount from the Bank equal to the lesser of:

•                  up to four times the officer’s highest base annual salary as of December 31 of the year (i) of the officer’s death, or (ii) in which the officer’s employment with the Bank terminates, whichever is earlier, or

•                  100% of the net-at-risk insurance portion of the death benefits from any life insurance policies on the officer owned by the Bank.  The net-at-risk insurance portion is the total death benefit less the cash surrender value of the policy at the officer’s date of death.

The Bank is not permitted to sell, surrender, or transfer ownership of any life insurance policy without replacing the policy with a comparable policy to cover the benefit provided by the Group Term Carve Out Plan.  The Bank has the right to terminate the Group Term Carve Out Plan or to amend or terminate an officer’s rights under the Group Term Carve Out Plan at any time by written notice to the officer prior to an officer’s death while employed by the Bank.  An officer’s death benefits are limited to the policies where he or she is the insured.  All life insurance policies are subject to the claims of creditors.

An officer’s rights under the Group Term Carve Out Plan terminate if either:

•                  the officer voluntarily leaves the employment of the Bank and becomes an employee of or a paid consultant or advisor to any financial institution with a physical operating presence within 50 miles of any physical office of the Bank; or

•                  there is a termination for cause.  Termination for cause means that the Bank terminated the officer’s employment due to (i) gross negligence or gross neglect of duties; (ii) commission of a felony or of a gross misdemeanor involving moral turpitude; or (iii) fraud, disloyalty, dishonesty, or willful violation of any law or significant Bank policy committed in connection with the officer’s employment and resulting in an adverse effect on the Bank.

Upon a change in control of the Bank or following termination of the officer’s employment other than for cause, the Bank must maintain any life insurance policy on the officer in full force and effect and the Bank may not amend, terminate, or otherwise abrogate the officer’s interest in any life insurance policy on the officer (unless the officer competes with the Bank as noted above).  However, the Bank may replace any life insurance policy with a comparable policy to cover the benefit provided under the Group Term Carve Out Plan.  For purposes of the Group

Term Carve Out Plan, a change of control means the transfer of shares of the Bank’s voting common stock such that one entity or one person acquires, or is deemed to acquire, more than fifty percent of the Bank’s outstanding voting common stock.  At December 31, 2008, the split dollar life insurance benefits for policies on Mr. Long, Mr. Laws and Mr. Robinson were $750,556, $441,504 and $194,593, respectively.

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid by the Bank to our directors during the fiscal year ended December 31, 2008.

2008 Director Compensation (1)

Name	Fees earned or Paid In Cash ($)	Non-qualified Deferred Compensation ($)	Total ($)
J.T. Alexander, Jr.	31,375	-0-	31,375
Ralph L. Bentley	31,125	-0-	31,125
Nolan G. Brown	34,500	-0-	34,500
Faye B. Cooper	34,033	-0-	34,033
Harry M. Davis	36,263	-0-	36,263
James A. Harrell, Jr.	33,438	-0-	33,438
Dan W. Hill, III	23,375	-0-	23,375
Daniel J. Park (2)	37,951	6,750	44,701
James L. Poindexter	28,875	-0-	28,875
Morris Shambley	21,812	-0-	21,812
James N. Smoak	35,688	-0-	35,688
Harry C. Spell	28,500	-0-	28,500
C. Kenneth Wilcox	29,750	-0-	29,750

(1) For each director listed above, the following number of shares of common stock are capable of being issued upon the vesting of all stock options held by the named individual: Alexander — 3,012 Shares; Bentley — 2,005 Shares; Cooper — 10,000 Shares; and Wilcox — 12,811 Shares.

(2) On April 6, 2009, Mr. Daniel J. Park resigned from his position as director due to certain disagreements with the Company.  Mr. Park resigned by submitting a letter to the Company, and the resignation was effective upon receipt of the letter by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No current or former officer, and no other member of the Nominating and Compensation Committee, has directly or indirectly entered into any transactions with the Company of a nature that would be required to be disclosed in this Form 10-K/A (Amendment No. 1).

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table shows how much common stock of the Company is owned by the directors, named executive officers, and owners of more than 5% of the outstanding common stock, as of April 20, 2009.

Name	Shares Beneficially Owned (1)	Percent (2)

J.T. Alexander, Jr. (director)	24,687	*	%
Ralph L. Bentley (director)	26,703	*	%
Nolan G. Brown (director)	37,897	*	%
Faye B. Cooper (director)	15,827	*	%
Harry M. Davis (director)	26,695	*	%
Thomas J. Hall (director) (4)	25,670	*	%

James A. Harrell, Jr. (director)	37,729	*	%
Larry S. Helms (director) (5)	21,411	*	%
Randy P. Helton (director) (6)	58,301	*	%
Dan W. Hill, III (director)	15,239	*	%
Edwin E. Laws (Executive Vice President & Chief Financial Officer)	33,692	*	%
William A. Long (director, President & Chief Executive Officer)	78,150	*	%
Julie A. Mason (Vice President & Controller)	1,485	*	%
Peter A. Pappas (director) (7)	11,284	*	%
Daniel J. Park (director) (3)	169,261	1.0%
James L. Poindexter (director)	114,448	*	%
Stephen S. Robinson (Executive Vice President & Chief Operating Officer)	12,702	*	%
Morris L. Shambley (director)	14,000	*	%
Allison J. Smith (director) (8)	60,400	*	%
James N. Smoak (director)	31,884	*	%
Harry C. Spell (director)	85,304	*	%
C. Kenneth Wilcox (director)	40,566	*	%
Patricia H. Wooten (Vice President & Secretary)	10,130	*	%

All directors & executive officers as a group (22 persons)	953,455	5.9%

(1) For each individual listed above, the beneficial ownership includes the following options to acquire the indicated number of Shares that are exercisable within 60 days of December 31, 2008:  Alexander - 3,012 Shares; Bentley - 2,005 Shares; Cooper - 10,000 Shares; Laws - 10,084 Shares; Long - 24,002 Shares; Mason - 1,000 Shares; Robinson - 10,360 Shares; Wilcox - 12,811 Shares; Wooten - 8,217; directors and principal officers as a group - 81,899.  To the Company’s knowledge, each person has sole voting and investment power over the securities shown as beneficially owned by such person, except for the following Shares, which the individual indicates that he or she shares voting and/or investment power:  Alexander - 1,524 Shares; Bentley - 1,215 Shares; Harrell - 4,330 Shares; Laws - 422 Shares; Park — 5,948; Poindexter — 52,887; Shambley - 14,000 Shares; Spell - 15,922 Shares; Wilcox - 7,205 Shares; directors and principal officers as a group - 188,006 Shares.

(2)  The ownership percentage of each individual is calculated based on the total of 16,140,090 Shares issued and outstanding as of December 31, 2008, plus the number of Shares that can be issued to that individual within 60 days of December 31, 2008, upon the exercise of stock options held by the individual.  This total also includes 4,603,598 shares which shall be issued to shareholders of American Community Bancshares, Inc. as a result of our acquisition of that company which was effective April 17, 2009. The ownership percentage of the group is based on the total Shares outstanding plus the number of Shares that can be issued to the entire group within 60 days of December 1, 2008, upon the exercise of all stock options held by the group.

(3)  On April 6, 2009, Mr. Daniel J. Park resigned from his position as director due to certain disagreements with the Company.  Mr. Park resigned by submitting a letter to the Company, and the resignation was effective upon receipt of the letter by the Company.

(4)  Mr. Hall is a shareholder and former director of American Community, which was acquired by the Company effective April 17, 2009.  He owned 25,140 shares of the common stock of American Community and stock options that would convert into 4,258 shares of the common stock of the Company.  Under the terms of the agreement with American Community, subject to an aggregate limitation of not more than 19.5% of the American Community shares being converted into cash, each American Community shareholder will be permitted to elect to receive either cash in the amount of $12.35 per share or 0.8517 shares of the Company’s common stock in exchange for each share of American Community (mixed elections of cash and stock are permitted).  Options for American Community stock will convert into options to purchase the Company’s common stock at the same ratio used for the merger consideration.  The stock election process was not completed before the filing of this 10-K/A (Amendment No. 1).  This figure shows the maximum dilution possible should Mr. Hall elect an all stock conversion for his shares.

(5)  Mr. Helms is a shareholder and former director of American Community, which was acquired by the Company effective April 17, 2009.  He owned 20,140 shares of the common stock of American Community and stock options that would convert into 4,258 shares of the common stock of the Company.  Under the terms of the agreement with American Community, subject to an aggregate limitation of not more than 19.5% of the American Community shares being converted into cash, each American Community shareholder will be permitted to elect to receive either cash in the amount of $12.35 per share or 0.8517 shares of the Company’s common stock in exchange for each share of American Community (mixed elections of cash and stock are permitted).  Options for American Community stock will convert into options to purchase the Company’s common stock at the same ratio used for the merger consideration.  The stock election process was not completed before the filing of this 10-K/A (Amendment No. 1).  This figure shows the maximum dilution possible should Mr. Helms elect an all stock conversion for his shares.

(6)  Mr. Helton is a shareholder and former director of American Community, which was acquired by the Company effective April 17, 2009.  He owned 48,403 shares of the common stock of American Community and stock options that would convert into 17,076 shares of the common stock of the Company.  Under the terms of the agreement with American Community, subject to an aggregate limitation of not more than 19.5% of the American Community shares being converted into cash, each American Community shareholder will be permitted to elect to receive either cash in the amount of $12.35 per share or 0.8517 shares of the Company’s common stock in exchange for each share of American Community (mixed elections of cash and stock are permitted).  Options for American Community stock will convert into options to purchase the Company’s common stock at the same ratio used for the merger consideration.  The stock election process was not completed before the filing of this 10-K/A (Amendment No. 1).  This figure shows the maximum dilution possible should Mr. Helton elect an all stock conversion for his shares.

(7)  Mr. Pappas is a shareholder and former director of American Community, which was acquired by the Company effective April 17, 2009.  He owned 3,750 shares of the common stock of American Community and stock options that would convert into 8,090 shares of the common stock of the Company.  Under the terms of the agreement with American Community, subject to an aggregate limitation of not more than 19.5% of the American Community shares being converted into cash, each American Community shareholder will be permitted to elect to receive either cash in the amount of $12.35 per share or 0.8517 shares of the Company’s common stock in exchange for each share of American Community (mixed elections of cash and stock are permitted).  Options for American Community stock will convert into options to purchase the Company’s common stock at the same ratio used for the merger consideration.  The stock election process was not completed before the filing of this 10-K/A (Amendment No. 1).  This figure shows the maximum dilution possible should Mr. Pappas elect an all stock conversion for his shares.

(8)  Ms. Smith is a shareholder and former director of American Community, which was acquired by the Company effective April 17, 2009.  She owned 6,300 shares of the Company’s common stock prior to the merger.  She also owned 58,521 shares of the common stock of American Community and stock options that would convert into 4,258 shares of the common stock of the Company.  Under the terms of the agreement with American Community, subject to an aggregate limitation of not more than 19.5% of the American Community shares being converted into cash, each American Community shareholder will be permitted to elect to receive either cash in the amount of $12.35 per share or 0.8517 shares of the Company’s common stock in exchange for each share of American Community (mixed elections of cash and stock are permitted).  Options for American Community stock will convert into options to purchase the Company’s common stock at the same ratio used for the merger consideration.  The stock election process was not completed before the filing of this 10-K/A (Amendment No. 1).  This figure shows the maximum dilution possible should Ms. Smith elect an all stock conversion for her shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As required by Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and executive officers are required to report periodically their ownership of the Company’s stock and any changes in ownership to the SEC.  Based on written representations made by these affiliates to the Company and a review of forms 3, 4 and 5, it appears that all such reports for these persons were filed in a timely fashion in 2008, except for James A. Harrell, Jr., William A. Long, Stephen S. Robinson, Edwin Laws and Patricia Wooten.

YADKIN VALLEY PERFORMANCE GRAPH

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Yadkin Valley Financial Corporation	100.00	88.23	89.99	121.96	100.14	97.93
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank	100.00	118.59	121.39	142.34	107.23	43.41

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Company has had, and expects to have in the future, transactions in the ordinary course of the Company’s business with directors, principal officers and their associates.  All transactions with directors, principal officers and their associates were made in the ordinary course of the Company’s business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the same time for other comparable transactions, and have not involved more than normal risks of collectibility or presented other unfavorable features.

As required by the rules of the Nasdaq Stock Market, the Company conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by the Company’s Audit Committee. For purposes of this review, related party transactions include all transactions that are required to be disclosed pursuant to SEC regulations.  In addition to the rules of the Nasdaq Stock Market and the related SEC regulations, the Company’s ethics policy prohibits executive officers and directors from engaging in transactions when there is a conflict with their duty to protect the Company’s interest that will lead to any personal gain or benefit.

The Company annually requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions and uses this information to make a formal determination regarding each director’s independence under The Nasdaq Stock Market listing standards and applicable SEC rules.  In the future, the Company’s Audit Committee, which consists entirely of independent directors, plans to annually review all transactions and relationships disclosed in the director and officer questionnaires.

In addition, the Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Item 14 — Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company’s independent auditors for the year ended December 31, 2008, were Dixon Hughes PLLC (“Dixon Hughes”).  The Audit Committee of the Board has also selected Dixon Hughes to serve as the independent certified public accountant for the year ending December 31, 2009.  Representatives of Dixon Hughes will be present at the annual meeting with the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

Audit fees. Audit fees include fees billed to the Company by Dixon Hughes in connection with the annual audit of the Company’s financial statements, review of the Company’s interim financial statements, attest services provided pursuant to Section 404 of the Sarbanes-Oxley Act, FIDICIA attest services, and review of registration statements.  The aggregate fees billed and expected to be billed to the Company by Dixon Hughes for audit services rendered to the Company for the fiscal years ended December 31, 2007 and 2008 were $368,679, and $624,250, respectively.

Audit-Related fees.  Audit-related services include due diligence services related to merger and acquisition activity, audits of the Company’s employee benefit plans, other attest services and accounting consultations.  The aggregate fees billed to the Company by Dixon Hughes for audit-related services during the fiscal years ended December 31, 2007 and 2008 were $22,846 and $34,772 respectively.

Tax fees.  Tax fees include corporate tax compliance, as well as counsel and advisory services. The aggregate fees billed to the Company by Dixon Hughes for tax related services during the fiscal years ended December 31, 2007 and 2008 were $20,897 and $27,050, respectively.

All other fees.  There were no fees billed, or expected to be billed, to the Company by Dixon Hughes for other fees during the fiscal years ended December 31, 2007 and 2008.

In accordance with its Audit Committee Charter, the Company’s Audit Committee must approve in advance any audit and permissible non-audit services provided by the Company’s independent auditors and the fees charged.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1)-(2)  The financial statements and required financial statement schedules are included in the Original Filing.

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

Exhibit 3.3

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 20, 2009)

Exhibit 4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006)
Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009)

Exhibit 4.3	Warrant to Purchase up to 385,990 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2009)

Exhibit 10.1

Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136967))

Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136968))

Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333-136969))

Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 (file number 333- 136970))

Exhibit 10.5	Employment Agreement with William A. Long (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.6	Employment Agreement with Edwin E. Laws (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.7	Employment Agreement with Stephen S. Robinson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.8	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit 10.9

Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2009)

Exhibit 10.10

Form of Waiver, executed by each of Messrs. John M. Brubaker, Joe K. Johnson, Edwin E. Laws, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Steven S. Robinson, and Joseph H. Towell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 20, 2009)

Exhibit 10.11

Form of Letter Agreement, executed by each of Messrs. John M. Brubaker, Joe K. Johnson, Edwin E. Laws, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Steven S. Robinson, and Joseph H. Towell with the Company (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 20, 2009)

Exhibit 21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certification

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/ William A. Long	Date: April 30, 2009
William A. Long
President and Chief Executive Officer

By:	/s/ Edwin E. Laws	Date: April 30, 2009
Edwin E. Laws
Executive Vice President and Chief Financial Officer