Form 10-Q
period 2009-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2009-05-12
CIK 1366367

US Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 0001366367

Yadkin Valley Financial Corporation

(Exact name of registrant specified in its charter)

North Carolina	20-4495993
(State of Incorporation)	(I.R.S. Employer Identification No.)

209 North Bridge Street, Elkin, North Carolina  28621

(address of principal executive offices)

336-526-6300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common shares outstanding as of April 30, 2009, par value $1.00 per share, were 11,536,500.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$17,669,885	$22,553,561
Federal funds sold	51,000	58,000
Interest-bearing deposits	2,734,524	3,410,977
TOTAL CASH AND CASH EQUIVALENTS	20,455,409	26,022,538

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $129,805,925 in 2009 and $134,533,342 in 2008)	132,609,198	137,813,529

GROSS LOANS	1,182,409,461	1,187,568,945
Less: Allowance for loan losses	(30,903,770)	(22,355,231)
NET LOANS	1,151,505,691	1,165,213,714

LOANS HELD FOR SALE	180,064,752	49,929,375

ACCRUED INTEREST RECEIVABLE	5,276,036	5,441,754

PREMISES AND EQUIPMENT, NET	34,925,526	33,899,915

FORECLOSED REAL ESTATE	4,318,280	4,017,880

FEDERAL HOME LOAN BANK STOCK, AT COST	8,259,600	7,876,800

INVESTMENT IN BANK-OWNED LIFE INSURANCE	23,839,068	23,607,675

GOODWILL	53,502,887	53,502,887

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $5,320,767 at March 31, 2009 and $5,095,371 at December 31, 2008)	4,434,720	4,660,116

OTHER ASSETS	17,891,526	12,301,838

TOTAL ASSETS	$1,637,082,693	$1,524,288,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$150,662,024	$153,573,487
Interest-bearing deposits:
NOW, savings, and money market accounts	306,698,752	283,890,757
Time certificates:
Over $100,000	332,080,646	333,375,040
Other	462,397,515	384,202,791
TOTAL DEPOSITS	1,251,838,937	1,155,042,075

SHORT-TERM BORROWINGS	150,309,451	169,111,959

LONG-TERM BORROWINGS	38,849,795	38,849,795

ACCRUED INTEREST PAYABLE	3,174,036	3,554,522

OTHER LIABILITIES	12,840,766	8,085,348

TOTAL LIABILITIES	1,457,012,985	1,374,643,699

STOCKHOLDERS’ EQUITY
Common stock (a)	11,536,500	11,536,500
Preferred Stock (b)	34,345,500	—
Surplus (c)	89,780,595	88,030,481

Retained earnings	42,693,423	48,070,348
Accumulated other comprehensive income	1,713,690	2,006,993
TOTAL STOCKHOLDERS’ EQUITY	180,069,708	149,644,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,637,082,693	$1,524,288,021

(a)	$1.00 par value, authorized 20,000,000 shares; issued 11,536,500 in 2009 and 2008
(b)	1,000,000 shares of authorized, no par value preferred stock of which 36,000 shares are issued and outstanding in 2009 and none in 2008.
(c)	Includes a ten-year warrant with an allocated fair value of $1.7 million at issuance to purchase up to 385,990 shares of common stock, $1.00 par value, at an initial price of $13.99 per share.

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$16,027,822	$16,213,686
Interest on federal funds sold	1,413	10,646
Interest on securities:
Taxable	1,174,441	1,305,463
Non-taxable	385,042	368,596
Interest-bearing deposits	10,829	4,741
Total interest income	17,599,547	17,903,132

INTEREST EXPENSE
Time deposits of $100,000 or more	3,101,455	2,955,989
Other deposits	3,959,599	4,525,502
Borrowed funds	624,864	1,064,644
Total interest expense	7,685,918	8,546,135

NET INTEREST INCOME	9,913,629	9,356,997

PROVISION FOR LOAN LOSSES	10,549,505	450,000

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(635,876)	8,906,997

NONINTEREST INCOME
Service charges on deposit accounts	1,047,319	1,009,167
Other service fees	1,064,798	863,867
Net gain on sales of mortgage loans	3,199,087	1,772,295
Income on investment in bank owned life insurance	231,393	233,000
Mortgage banking income (loss)	(306,963)	9,757
Other income (loss)	35,573	41,356
Total noninterest income	5,271,207	3,929,442

NONINTEREST EXPENSE
Salaries and employee benefits	5,626,664	4,867,976
Occupancy and equipment expenses	1,327,074	976,449
Printing and supplies	232,067	184,977
Data processing	132,849	112,420
Communication expense	322,586	208,471
Advertising and marketing expense	376,256	181,900
Amortization of core deposit intangible	225,396	187,508
FDIC assessment expense	662,088	52,398
Other	2,887,855	1,870,582
Total noninterest expense	11,792,835	8,642,681

INCOME (LOSS) BEFORE INCOME TAXES	(7,157,504)	4,193,758

INCOME TAX EXPENSE (BENEFIT)	(2,994,269)	1,279,445

NET INCOME (LOSS)	(4,163,235)	2,914,313

Preferred stock dividend and amortization of preferred stock discount	445,000	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,608,235)	$2,914,313

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.40)	$0.28

Diluted	$(0.40)	$0.27

CASH DIVIDENDS PER COMMON SHARE	$0.06	$0.13

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008
NET INCOME (LOSS)	$(4,163,235)	$2,914,313

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	(476,915)	1,668,014
Tax effect	183,612	(642,185)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(293,303)	1,025,829

COMPREHENSIVE INCOME (LOSS)	$(4,456,538)	$3,940,142

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2009

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2007*	$10,563,356	$—	$70,986,684	$51,086,684	$632,270	$133,268,994

Net income	—	—	—	2,914,313	—	2,914,313

Shares issued under stock option plan	5,092	—	24,775	—	—	29,867

Stock option compensation	—	—	11,043	—	—	11,043

Tax benefit from exercise of stock options	—	—	173,189	—	—	173,189

Cumulative effect of adoption of EITF 06-04	—	—	—	(1,966,465)	—	(1,966,465)

Cash dividends declared	—	—	—	(1,490,969)	—	(1,490,969)

Shares issued in acquisition of Cardinal State Bank	884,500	—	15,921,000	—	—	16,805,500

Other comprehensive income	—	—	—	—	1,025,829	1,025,829

Balance, March 31, 2008	$11,452,948	$—	$87,116,691	$50,543,563	$1,658,099	$150,771,301

Balance, December 31, 2008*	$11,536,500	$—	$88,030,481	$48,070,348	$2,006,993	$149,644,322

Net income	—	—	—	(4,163,235)	—	(4,163,235)

Preferred stock issued	—	36,000,000	—	—	—	36,000,000

Preferred stock discount	—	(1,731,000)	—	—	—	(1,731,000)

Warrant issued	—	—	1,731,000	—	—	1,731,000

Discount accretion of preferred stock warrants	—	76,500	—	(76,500)	—	—

Stock option compensation	—	—	19,114	—	—	19,114

Preferred stock dividends accrued	—	—	—	(445,000)	—	(445,000)

Cash dividends declared	—	—	—	(692,190)	—	(692,190)

Other comprehensive loss	—	—	—	—	(293,303)	(293,303)

Balance, March 31, 2009	$11,536,500	$34,345,500	$89,780,595	$42,693,423	$1,713,690	$180,069,708

See notes to condensed consolidated financial statements

*	Derived from audited consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,163,235)	$2,914,313
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Net amortization (accretion) of premiums (discounts) on investment securities	(6,325)	(6,792)
Provision for loan losses	10,549,505	450,000
Net gain on sales of mortgage loans held for sale	(3,199,087)	(1,772,295)
Increase in investment in Bank owned life insurance	(231,393)	(233,000)
Depreciation and amortization	548,466	421,584
Net gain on sale of premises and equipment	—	(800)
Net gain on sale of other real estate owned	(6,425)	—
Amortization of core deposit intangible	225,396	187,508
Deferred tax (benefit) provision	216,051	(1,187,476)
Stock based compensation expense	19,114	11,043
Originations of mortgage loans held-for-sale	(563,540,262)	(258,770,800)
Proceeds from sales of mortgage loans	436,603,972	261,607,970
Decrease in accrued interest receivable	165,718	496,706
(Increase) decrease in other assets	(5,622,127)	27,154
(Decrease) in accrued interest payable	(380,486)	(511,842)
Increase in other liabilities	5,262,557	24,419,102

Net cash provided by (used in) operating activities	(123,558,561)	28,052,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(8,726,523)	(11,896,221)
Proceeds from sales of available for sale securities	10,885,045	3,751,714
Proceeds from maturities of available for sale securities	2,575,219	8,345,000
Net change in loans	2,320,332	8,864,648
Acquisition of Cardinal State Bank, net of cash	—	12,619,714
Purchases of premises and equipment	(1,574,078)	(243,832)
Proceeds from redemption of Federal Home Loan Bank stock	1,642,600	283,500
Purchases of Federal Home Loan Bank stock	(2,025,400)	(1,444,900)
Proceeds from sale of premises and equipment	—	800
Proceeds from sale of other real estate owned	544,211	—

Net cash provided by investing activities	5,641,406	20,280,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	19,896,532	(787,249)
Net increase (decrease) in time certificates	76,900,331	(21,801,060)
Net increase (decrease) in borrowed funds	(18,802,508)	15,711,609
Proceeds from issuance of preferred stock and warrant	36,000,000	—
Dividends paid	(1,644,329)	(1,490,969)
Tax benefit from exercise of stock options	—	173,189
Proceeds from exercise of stock options	—	29,867

Net cash provided by (used in) financing activities	112,350,026	(8,164,613)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,567,129)	40,168,185

CASH AND CASH EQUIVALENTS:
Beginning of period	26,022,538	26,325,875

End of period	$20,455,409	$66,494,060

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company.  On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares.  Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Company acquired American Community Bancshares Inc., on April 17, 2009 (See note 4). The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, as amended on April 30, 2009.  Operating results, for the three months ended March 31, 2009 do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008.  The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

Reclassifications — FDIC assessment expenses have been reclassified to conform to the 2009 presentation.  The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

2.  Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock

On January 16, 2009, Yadkin Valley Financial Corporation issued 36,000 shares of senior preferred stock, each with a liquidation preference of $1.00 per share, to the U.S. Treasury for $36 million pursuant to the Capital Purchase Program (“CPP”). Additionally, the Company issued a warrant to purchase up to 385,990 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrant has an exercise price of $13.99 for each share and is immediately exercisable and expires 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued growth and lending in the communities served by the Bank. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Company under certain restrictions during the first three years and are redeemable thereafter without restriction.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

In order to determine the relative value of the preferred stock, the present value of the preferred stock cash flows, using a discount rate of 14%, was calculated as $18.2 million.  The following table shows the determination of the value attributed to the proceeds of $36 million received for the preferred stock and warrant based on the relative values of each.

	Fair Value (in millions)	Relative Value (%)	Relative Value (in millions)
Relative Value Calculation
NPV of Preferred (14% discount)	$18.2	95.3%	$34.3
Fair Value of warrants (Black Scholes)	0.9	4.7%	1.7
Total	$19.1	100.0%	$36.0

The common stock warrants have been assigned a fair value of $2.38 per share, or $0.9 million in aggregate as of January 16, 2009. Using a relative fair value allocation approach, $1.7 million was recorded as a discount on the preferred stock and will be accreted as a reduction in the net income available for common shareholders over the next five years, the duration of the effect of the discounted rate, at $300,000 to $400,000 per year.

3.   Stock-based Compensation

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

During the three months ended March 31, 2009 and March 31, 2008, 21,200 and 11,342 options were vested, respectively.  At March 31, 2009 there were 95,600 options unvested and 10,854 shares available for future grants of options in addition to the shares available under the abovementioned Omnibus Plan.

During the first quarter of 2009, there were no options granted. During the first quarter 2008, there were 62,500 options granted at a weighted average fair value of $2.07 per option, a weighted average exercise price of $14.07, and a five year vesting period.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008:  dividend yield of 3.70%, expected volatility of 22.74%, risk-free interest rate of 2.50%, and expected life of five years.

The compensation expense related to options was $19,114 for the three-month period ending March 31, 2009. As of March 31, 2009 there was $233,355 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans.  This cost is expected to be recognized over an average vesting period of 1.41 years.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

3.   Stock-based Compensation (continued)

There were no options exercised during the three months ended March 31, 2009. Cash received from the options exercised during the three months ended March 31, 2008 was $29,867.  Of the 5,092 shares exercised in 2008, there were no director options exercised.

4. Business Combinations

On September 10, 2008, the Company announced that it had entered into a definitive agreement whereby the Company would acquire 100% of American Community Bancshares, Inc. (“ACBA”), and its subsidiary, American Community Bank, in a transaction with a total value of approximately $48 million based on the Company’s closing stock price on April 17, 2009. American Community Bancshares shareholders have the right to receive either $12.35 in cash or .8517 of the Company’s shares of common stock for each American Community share, subject to the limitations that 19.5% of total consideration is to be paid in cash and 80.5% in Yadkin Valley Financial shares. Those American Community shares exchanged for stock will convert to Yadkin Valley Financial shares in a tax-free exchange. Cash will also be paid in lieu of fractional shares. The acquisition of ACBA will extend the Company’s market to the southern portion of North Carolina and into South Carolina for the first time, adding 16 branches and over $500 million in assets. Closing of the transaction occurred on April 17, 2009. The initial accounting for the business combination is still in process and disclosures relevant to the acquisition are not readily determinable at this time.

5. Investment Securities

The following table provides information on the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired (“OTTI”) and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2009. The unrealized losses relate to securities that have incurred fair value reductions due to increases in market interest rates since the securities were purchased, and are considered by management to be temporary. The unrealized losses are not likely to reverse unless and until investment market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. Management has the intent and ability to hold these securities until maturity or a recovery in fair value.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2009	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$ 1,983,120	$ 16,880	$ —	$ —	$ 1,983,120	$ 16,880
Mortgage backed securities	1,693,565	120,325	1,978,769	706,340	3,672,334	826,665
State and municipal securities	12,125,157	439,865	633,448	66,553	12,758,605	506,418
Common and preferred stocks	5,300	2,700	6,000	13,200	11,300	15,900

Total temporarily impaired securities	$15,807,142	$579,770	$2,618,217	$786,093	$18,425,359	$1,365,863

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2008	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage backed securities	$ 1,527,014	$ 6,353	$2,608,532	$ 45,862	$ 4,135,546	$ 52,215
State and municipal securities	8,770,317	304,402	585,707	2,001	9,356,024	306,403
Other securities	397,420	102,580	—	—	397,420	102,580

Total temporarily impaired securities	$10,694,751	$413,335	$3,194,239	$ 47,863	$13,888,990	$ 461,198

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

5. Investment Securities (continued)

If management determines that an investment experienced an OTTI, the loss is recognized in the income statement.

The aggregate cost of the Company’s cost method investments at March 31, 2009 totaled $10,238,311 of which $8,259,600 is Federal Home Loan Bank of Atlanta (“FHLB”) stock and the rest is in included in other assets.  All equity investments were evaluated for impairment at March 31, 2009. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions.  During the first quarter of 2009, the Company wrote off its investment of $151,722 in Silverton Financial Services, Inc. (“SFS”) based on events occurring after the financial statement date but prior to the issuance of the statements. On May 1, 2009 the Office of the Comptroller of the Currency (“OCC”) closed Silverton Bank, National Association, a wholly owned subsidiary of SFS.  The OCC appointed the FDIC as receiver, and the FDIC created a bridge bank, Silverton Bridge Bank, National Association, to take over the operations and allow customers to transfer their account relationships in an orderly fashion. The Company’s investment in a trust company was written down by $27,771 in the first quarter because it was considered to be other than temporarily impaired.

6.  Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements.  At March 31, 2009, the Company, had commitments outstanding of $274.7 million for additional loan amounts.  Commitments of Sidus, the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the next paragraph.  Additional commitments totaling $7.2 million were outstanding under standby letters of credit.  Management does not expect any significant losses to result from these commitments.

At March 31, 2009, Sidus had $373.4 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $373.4 million of mortgage interest rate lock commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.

The Company is a party to legal proceedings and potential claims arising in the normal conduct of business.  The Company has been sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who allege breach of contract.  In addition, the plaintiffs seek liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims.  They also asserted that non-compete provisions of the employment agreements do not apply to their separation.  Both plaintiffs filed for judgment on the pleadings in state court and prevailed.  The Company appealed the orders before the trial court had determined damages.  The North Carolina Court of Appeals affirmed the trial court’s decision. The Company’s petition to the NC Supreme Count was denied and the case was remanded to the trial court for a determination of damages.  The Company maintains a reserve for these claims that it considers to be adequate and therefore does not believe that the outcome will have a material adverse effect on our financial position or results of operations.  However the Company cannot make any assurances regarding the final amount of damages.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

7.    Earnings per share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods.  Diluted net income per share reflects the potential dilution that could occur if the Company’s stock options, which represent potential additional common shares, were exercised.  The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented.  A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

	March 31,
	2009	2008
Basic EPS denominator:

Weighted average number of common shares outstanding	11,536,500	10,573,889

Dilutive effect arising from assumed exercise of stock options	-0-	60,364

Diluted EPS denominator	11,536,500	10,634,253

During the quarter ended March 31, 2009, 389,023 stock options were not considered dilutive because the exercise prices exceeded the average market price of $8.17 per share. These non-dilutive shares had exercise prices ranging from $8.66 to $19.07 per share and had a weighted average price of $14.44 per share.  No dilutive shares were considered in calculating diluted earnings per share in 2009 because the Company reported a net loss. The common stock warrant, issued to the U.S. Treasury, for the purchase of 385,990 shares of stock valued at $13.99 per share was not included in dilutive shares because the price exceeded the average market price.

8.   Stockholders’ Equity

On March 19, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share to all stockholders of record on April 3, 2009, and payable April 24, 2009. The dividend reduced stockholders’ equity by $692,190.

On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding shares (“2007 plan”), The Company did not repurchase any shares during the first three months of 2009. There was no 2008 purchase plan or repurchases in 2008.  Under the 2007 plan, the Company has repurchased a total of 71,281 shares at an average price of $17.10 per share.  There are 28,719 shares available to purchase under the 2007 plan at March 31, 2009.

9.  Business Segment Information

Sidus is a single member LLC with the Bank as the single member.  Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and West Virginia.  The following table details the results of operations for the first three months of 2009 and 2008 for the Bank, Sidus, and Other (eliminations and Holding Company).

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

9.  Business Segment Information (continued)

March 31, 2009	Bank	Sidus	Other	Total
Interest income	$ 16,560,585	$ 1,038,962	$ —	$ 17,599,547

Interest expense	7,347,947	131,551	206,420	7,685,918

Net interest income (expense)	9,212,638	907,411	(206,420)	9,913,629

Provision for loan losses	10,538,740	10,765	—	10,549,505

Net interest income (expense) after provision for loan losses	(1,326,102)	896,646	(206,420)	(635,876)

Other income	1,801,057	3,199,087	271,063	5,271,207

Other expense	9,502,797	2,133,285	156,753	11,792,835

Income (loss) before income taxes	(9,027,842)	1,962,448	(92,110)	(7,157,504)

Income taxes (1)	(3,759,624)	765,355	—	(2,994,269)

Net income (loss)	$ (5,268,218)	$ 1,197,093	$ (92,110)	$ (4,163,235)

Total assets (2)	$1,622,324,848	$190,984,577	$(176,226,732)	$1,637,082,693
Net loans	1,151,505,691	—	—	1,151,505,691
Loans held for sale	444,000	179,620,752	—	180,064,752
Goodwill	48,559,015	4,943,872	—	53,502,887

March 31, 2008	Bank	Sidus	Other	Total
Interest income	$ 17,282,737	$ 620,395	$ —	$ 17,903,132

Interest expense	8,144,622	317,978	83,535	8,546,135

Net interest income (expense)	9,138,115	302,417	(83,535)	9,356,997

Provision for loan losses	450,000	—	—	450,000

Net interest income (expense) after provision for loan losses	8,688,115	302,417	(83,535)	8,906,997

Other income	2,144,403	1,772,295	12,744	3,929,442

Other expense	7,193,651	1,411,243	37,787	8,642,681

Income (loss) before income taxes	3,638,867	663,469	(108,578)	4,193,758

Income taxes (1)	1,020,692	258,753	—	1,279,445

Net income	$ 2,618,175	$ 404,716	$ (108,578)	$ 2,914,313

Total assets (2)	$1,453,599,675	$ 58,229,229	$ (86,617,169)	$1,425,211,735
Net loans	1,026,912,730	—	—	1,026,912,730
Loans held for sale	910,700	50,778,332	—	51,689,032
Goodwill	47,624,104	4,943,872	—	52,567,976

(1)               Note:  Income tax expense has been allocated to the Sidus business segment for comparative purposes.  As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)               Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($175,000,000 in 2009 and $85,000,000 in 2008), the Bank’s Investment in Sidus ($3,000,000 in 2009 and 2008), and the Bank’s A/R from Sidus ($119,344 in 2009 and $172,277 in 2008).  Also included in this column are Holding Company assets and income and expenses ($1,892,612 in 2009 and $1,555,108 in 2008).

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

10. Allowance for Loan Losses

Changes in the allowance for loan losses for the first quarters of 2009 and 2008 are as follows (in thousands):

	March 31,2009	March 31,2008

Balance, beginning of period	$22,355	$12,445
Charge-offs	(2,023)	(239)
Recoveries	22	254
Provision for loan losses	10,550	450
Acquisition of Cardinal	—	1,658
Allowance for Loan Losses, end of period	$30,904	$14,568

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	March 31,	December 31,
	2009	2008

Impaired loans without a related allowance for loan losses	$5,915,007	$6,942,036
Impaired loans with a related allowance for loan losses	16,094,472	7,496,309
Total impaired loans	$22,009,479	$14,438,345
Allowance for loan losses related to impaired loans	$6,506,898	$3,663,409

Nonperforming assets are summarized as follows:

	March 31, 2009	December 31, 2008

Impaired loans:
Nonaccrual	$17,419,612	$13,647,312
Restructured	2,656,852	—
Potential problem loans	1,933,015	791,033
Total Impaired loans	$22,009,479	$14,438,345

Nonaccrual loans	$17,419,612	$13,647,312
Loans past due 90 days and accruing	—	—
Foreclosed real estate	4,318,280	4,017,880
Total Nonperforming Assets	$21,737,892	$17,665,192

Potential problem loans are loans that are in currently compliance with payment terms but due to existing circumstances it is considered possible that the Bank will be unable to collect all amounts due according to the existing loan repayment terms and have insufficient collateral values.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

11. New Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities’ (“Statement 161”). Statement 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Adoption of this standard did not result in a change to the accounting for the Company’s derivative financial instruments but instead resulted in enhanced disclosures which are in the following paragraph.

The Company is exposed to certain risks relating to its ongoing mortgage origination business.  The primary risks managed by derivative instruments are interest rate lock commitments and forward loan sale commitments.  Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments.  The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under SFAS No. 133. The fair value of the Company’s interest rate lock commitments is based on current secondary market pricing and is included on the balance sheet in loans held for sale.  The gain and losses from the fair value of the derivatives is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement under gains on sale of mortgages.

As of March 31, 2009, the total amount of the Company’s outstanding interest rate lock commitments was approximately $1.7 million and the forward sales commitments totaled $927,000.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 which deferred the application of SFAS 157. Fair Value Measurements to nonfinancial assets and liabilities measured on a nonrecurring basis until interim and annual periods beginning after November 15, 2008. The Company applied the full provisions of SFAS 157, Fair Value Measurements to its nonfinancial assets measured on a nonrecurring basis during the first quarter of 2009. The adoption FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations however it did result in additional disclosure regarding foreclosed real estate in Note 12 to the consolidated financial.

Recently Issued but not yet Effective Accounting Pronouncements:

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. The Company plans to adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 157-4.

On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Companu will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

11. New Accounting Standards (continued)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

12. Fair Value

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

Assets and liabilities subjected to recurring fair value adjustments

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

12. Fair Value (continued)

Interest Rate Locks and Forward Sale Loan Commitments

Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2008, the amount of fair value was considered immaterial for reporting purposes under SFAS 157. At March 31, 2009, the amount of fair value associated with these interest rate lock commitments and forward sale commitments was $1,670,721 and ($927,507), respectively.

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

Assets and (liabilities) subjected to recurring fair value adjustments:

March 31, 2009	Fair Value	Level 1	Level 2	Level 3
Available for sale securities	$132,609,198	$7,509	$132,601,689	$ —
Interest rate lock commitments	1,670,721	—	1,670,721	—
Forward loan sale commitments	(927,507)	—	(927,507)	—
Mortgage servicing rights	$ 1,594,711	$ —	$ —	$1,594,711

December 31, 2008	Fair Value	Level 1	Level 2	Level 3
Available for sale securities	$137,813,529	$22,596	$137,813,529	$ —
Mortgage servicing rights	$ 1,745,466	$ —	$ —	$1,745,466

The following table presents a rollforward of mortgage servicing rights from December 31, 2008 to March 31, 2009 and December 31, 2007 to March 31, 2008 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Fair Value	Level 3
Balance, December 31, 2008	$1,745,466	$1,745,466
Capitalized	286,821	286,821
Change in fair value	(437,576)	(437,576)
Balance, March 31, 2009	$1,594,711	$1,594,711

	Fair Value	Level 3
Balance, December 31, 2007	$2,000,770	$2,000,770
Capitalized	16,407	16,407
Change in fair value	(113,573)	(113,573)
Balance, March 31, 2008	$1,903,604	$1,903,604

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

12. Fair Value (continued)

Mortgage Loans Held for Sale

Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.  At March 31, 2009 the cost of the Company’s mortgage loans held for sale was less than the market value.  Accordingly, at quarter end the Company’s loans held for sale were carried at cost.

Impaired Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Property

Foreclosed property is adjusted to fair value upon transfer of the loans to Foreclosed property. Subsequently, foreclosed property is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed property as nonrecurring Level 3. The current value of foreclosed property at March 31, 2009 is $4,318,280.

Asset subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Foreclosed property at March 31, 2009	$ 4,318,280	$—	$—	$ 4,318,280
Impaired loans at March 31, 2009	16,094,472	—	—	16,094,472
Impaired loans at December 31, 2008	$ 7,864,055	—	—	$ 7,864,055

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

The discussions presented in this report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgments about future

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors of our Annual Report on 10-K (as amended) and the following:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  expected revenue synergies and cost savings from the ACB combination may not be fully realized;

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

•                  Yadkin Valley’s ability to maintain internal control over financial reporting;

•                  Yadkin Valley’s reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet its liquidity needs;

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

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and the first quarter of 2009, the capital and credit markets have experienced extended volatility and disruption.  In recent months, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations.

Recent Government Actions

On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubled Asset Relief Program and the Capital

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

Purchase Program (the “Capital Purchase Program”) pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. The terms and conditions of the Capital Purchase Program are generally described in the Treasury’s term sheet available on the Treasury’s website at http://www.ustreas.gov. The Company applied for and received approval to participate in the Treasury’s Capital Purchase Program and received $36 million in additional capital.

Another aspect of EESA (in addition to the Capital Purchase Plan) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and a surcharge of 25 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  The Bank is participating in the TLGP.

The Company and the Bank are participating in the DGP but have elected not to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt.  Had we selected this non-guaranteed debt option, the FDIC would have assessed the Bank 37.5 basis points times its two percent of liabilities as of September 30, 2008.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

pay interest.  Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on interest-bearing liabilities.

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

Changes in Financial Position

Total assets at March 31, 2009 were $1,637.1 million, an increase of $112.8 million or 7.4% compared to assets of $1,524.3 million at December 31, 2008.  The increase in total assets was primarily in mortgage loans held for sale, offset by decreases in net loans held for investment.  The loan portfolio, net of allowance for losses, was $1,151.5 million at March 31, 2009, compared to $1,165.2 million at December 31, 2008.  Gross loans held for investment decreased by $5.2 million, or 0.4%. The allowance for loan losses increased by $8.5 million to $30.9 million for the period ended March 31, 2009 due to the general allowance increase which was driven primarily by increased charge-offs for the rolling eight quarters ended March 31, 2009 as compared to the eight quarter period ending December 31, 2008 and rising trends in the Bank’s past due and nonaccrual loans and the state’s increasing unemployment rates.

Loan growth concentration was divided within the following categories.  Commercial real estate loans increased by $9.1 million, or 2.2%; construction and land development loans increased by $5.6 million, or 2.5%; and home equity lines of credit increased $3.4 million, or 2.5%.  Commercial and industrial loans decreased $26.5 million or 11.8% which is a normal recurring seasonal fluctuation.  Loans were funded by certificates of deposit (“CODs”), negotiable orders of withdrawal (“NOW”), money market deposits, and borrowings.  The Bank promoted one or more special COD rates throughout the period.

Mortgage loans held for sale increased by $130.1 million (261%) as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained.  These loans are normally held for a period of two to three weeks before being sold to investors.  The timing of the loans closed within each month allowed the Bank to sell more of its outstanding loans at the end of December 2008 than at quarter end March 2009.  Mortgage loans closed in the first quarter of 2009, ranged from a low of $150.7 million in January to a high of $225.4 million in March and totaled $563.5 million.  In first quarter of 2008 total loans closed were $258.8 million.  Mortgage loans sold during the three months ended March 31, 2009 totaled $433.7 million compared to $260.6 million during the same period in the prior year. During April, 2008, Sidus expanded its footprint along the East Coast by entering into six new states in the New England area. This, along with the drop in mortgage interest rates, contributed to the increase in gains on sales of mortgages and to the increased volume in mortgage loans originated and sold.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

The securities portfolio decreased 3.78% from $137.8 million at December 31, 2008, to $132.6 million at March 31, 2009.  The portfolio is comprised of securities of federal agencies (30.6%), mortgage-backed securities (37.9%), tax-exempt municipal securities (31.5%), and publicly traded common and preferred stocks (.01%).  Temporary investments, including deposits at the Federal Home Loan Bank and federal funds sold, decreased from approximately $58,000 at December 31, 2008 to $51,000 at March 31, 2009.

Other assets increased $5.6 million during the three-month period ended March 31, 2009, due largely to an increase in current tax benefit of $3.5 million, other current assets of the Sidus segment of $1.4 million and a $500,000 receivable for a trade settlement. Other real estate owned (OREO) increased $300,000, with additional investments made in the amount of $0.8 million less dispositions of $0.5 million.  The Company evaluates the Banking and Sidus segments for impairment on an annual basis at April 30 and October 1, respectively.  The Company performed an interim goodwill impairment test because the market price of the Company’s stock was below book value at the balance sheet date.  Upon evaluation management determined that no impairment existed in the banking segment.  However, no assurance can be made that the Company will not have impairment in the banking or Sidus reporting units in the future.

Deposits increased $96.8 million or 8.4% comparing March 31, 2009 to December 31, 2008.  Overall, noninterest-bearing demand deposits decreased $2.9 million or 1.9% during the three-month period ended March 31, 2009; NOW, savings, and money market accounts increased $22.8 million or 8.0%; CODs over $100,000 decreased $1.3 million or 0.4%; and other COD’s increased $78.2 million or 20.4% primarily in brokered deposits.  The interest-bearing deposit growth was concentrated in money market accounts which increased $20.5 million. NOW accounts and savings increased $2.3 million.

Borrowed funds decreased $18.8 million or 9.0% comparing March 31, 2009 to December 31, 2008.  Both advances from the FHLB (down $21 million) and overnight borrowings (down $4 million) decreased, while repurchase agreements increased by $6 million. The increase in deposits, discussed above, allowed the Company to pay down short-term borrowings. As of March 31, 2009, long term borrowings consisted of $25.8 million of trust preferred securities, advances from the FHLB of $8.1 million and a structured wholesale repurchase agreement of $5.0 million. Yadkin Valley Statutory Trust I (“the Trust”) issued the trust preferred securities on November 1, 2007, at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.

Other liabilities increased by $4.8 million or 58.8% from December 31, 2008 to March 31, 2009 primarily due to an increase in accounts payable of $3.0 million due to normal timing fluctuations.  Additional accruals were also recorded for increased FDIC expenses, security trades initiated but not settled prior to quarter end, and for the settlement of lawsuits due to the uncertainties concerning the outcome.

At March 31, 2009, total stockholders’ equity was $180.1 million or a book value of $12.63 per common share compared to $149.6 million or a book value of $12.97 per share at year-end December 31, 2008.  The tangible book values per common share at March 31, 2009 and December 31, 2008 were $7.61 and $7.93, respectively.  At March 31, 2009, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. During the three-month period ended March 31, 2009, the Company did not purchase any shares of its common stock.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing.  The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 20.0% at March 31, 2009 compared to 11.9% at December 31, 2008.  Additional liquidity is provided by $99.4 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $61.6 million available for use as a

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

source of collateral.  At March 31, 2009, brokered deposits totaled $100.9 million, or 8.1% of total deposits, and consisted of certificates of deposit totaling $97.9 million and NOW public funds totaling $3.0 million.  Certificates of deposit are primarily short-term with maturities of three months or less.

The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through an private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At March 31, 2009, the balance of funds acquired through the One-Way Buy product totaled $20,000,000. The Bank obtained funding from out of market customers through other deposit brokers totaling $77.9 million.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Bank’s so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report.  At March 31, 2009, CDARS® reciprocal deposits totaled $14.1 million.

Management continues to assess interest rate risk internally and by utilizing outside sources.  Following a period of stable rates, the Company’s balance sheet is asset sensitive over a three-month period.  Net cumulative repricing assets (i.e. the amount of repricing assets less repricing liabilities) over that period represent about 16% of total assets. Over a period of twelve months, the balance sheet becomes liability sensitive.  Net cumulative repricing liabilities over that period represent about 2% of total assets.  Although the balance sheet is slightly liability sensitive after twelve months, net interest income over that period would have a positive correlation to rate changes because net assets will reprice early in the period.  We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap, and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.

The mortgage loans held for sale by Sidus are funded by short-term borrowings and brokered deposits.  Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve.  The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve.  While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus.  Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin.  The yield curve for the first three months of 2009 was generally steeper than it was for the first three months of 2008, and as expected, Sidus’ net interest margin increased by 84 basis points from the first quarter of 2008 to the first quarter of 2009.

The Company has not used derivative financial instruments such as futures, swaps and options historically; however, such instruments are available to management if needed.  The Company has no market risk sensitive instruments held for trading purposes.  The Company’s exposure to market risk is reviewed regularly by management.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

Results of Operations

Net loss available to common shareholders for the three-month period ended March 31, 2009 was ($4,163,235), compared to net income of $2,914,313 in the same period of 2008, a decrease of 242.9%. Basic and diluted earnings (loss) available to common shareholders per common share were ($0.40) for the three-month period ended March 31, 2009.  Basic and diluted earnings per common share were $0.28 and $0.27 for the three-month period ended March 31, 2008, respectively.  On an annualized basis, results of operations represent returns on average assets of (1.07%), (0.69%), and 0.98% for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  Returns on average equity for the same periods were (9.25%), (6.64%), and 8.55%.

The Company calculates tangible equity by subtracting goodwill and core deposit intangible from total equity.  Return on average tangible equity (annualized) was (13.62%) for the quarter ended March 31, 2009, as compared to 11.75% for the quarter ended March 31, 2008 mainly due to the decline of the quarterly net income.

Total interest income was $17.6 million for the three months ended March 31, 2009 and included $2.1 million from the Cardinal region, which the Company acquired on March 31, 2008.  This represents 12.0% of the total interest income for the Bank. The Sidus segment had interest income of $1.0 million. Total interest income was $17.9 million for the three months ended March 31, 2008. The Sidus segment had interest income of $0.6 million Total interest expense of the Bank for the three months ended March 31, 2009 was $7.7 million and included $1.2 million from the Cardinal region, 16.0% of the Bank’s total interest expense. The Sidus segment had interest expense of $132,000. Cardinal’s noninterest income for the quarter ended March 31, 2009 was $75,000 which represented 1.4% of the Bank’s $5.3 million in total noninterest income for the period. The Sidus segment had noninterest income of $3.2 million and noninterest expense of $2.1 million.  Cardinal’s noninterest expense for the quarter ended March 31, 2009 was $985,000 which represented 8.5% of the Bank’s total noninterest expense of $11.8 million for the period. Total interest expense of the Bank for the three months ended March 31, 2008 was $8.5 million. The Sidus segment had interest expense of $0.3 million and noninterest expense of $1.4 million. Cardinal’s net loss for the period of $31,000 represented 0.7% of net loss for the Bank.

Net Interest Income

Net interest income, the largest contributor to earnings, increased slightly to $9.9 million in the first quarter of 2009, compared with $9.4 million in the same period of 2008. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired Cardinal region. The net interest margin declined to 2.87% in the first quarter of 2009 from 3.56% in the first quarter of 2008.

The quarter-to-date margin decline was driven by the Bank’s short term asset sensitivity to changing interest rates.  A comparison of the first quarters of 2009 and 2008 shows that yield on earning assets decreased by 168 basis points which was partially offset by a decrease of 127 basis points in the yield on interest bearing liabilities.  The decline in yield on earning assets was attributable to the yield on loans which declined by 192 basis points in the first quarter of 2009 as compared to the first quarter of 2008.  The sum of variable rate loans that can reprice in three months and fixed rate loans that mature within 3 months comprised 41.9% of total loans held for investment at March 31, 2009 down from 44.1% at March 31, 2008.

The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.  The prime rate decreased by 200 basis points from April 1, 2008 to March 31, 2009, including a steep decline of 175 basis points during the fourth quarter of 2008.  After a period of about three months following a rate decrease, the Company’s net interest margin should begin to increase assuming a constant mix of asset and liability categories. Comparing the linked first quarter of 2009 and fourth quarter of 2008, the net interest margin declined by seven basis points as a result of the prime rate decreasing by 75 basis points in mid-December 2008.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

Average Balance Sheets and Net Interest Income Analysis
(Dollars in Thousands)

(Unaudited)

Three Months Ended:

	March 31, 2009			March 31, 2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Federal funds sold	$4,709	$1	0.09%	$1,365	$11	3.23%
Interest bearing deposits	1,971	11	2.26%	2,303	5	0.87%
Investment securities (1)	133,439	1,685	5.12%	142,310	1,836	5.17%
Total loans (1,2)	1,283,418	16,063	5.08%	931,869	16,254	7.00%
Total average earning assets (1)	1,423,537	17,760	5.06%	1,077,847	18,106	6.74%
Noninterest earning assets	147,593			113,911
Total average assets	$1,571,130			$1,191,758

INTEREST BEARING LIABILITIES
NOW and money market	$260,257	$703	1.10%	$198,273	$995	2.01%
Savings	36,962	24	0.26%	35,563	61	0.69%
Time certificates	748,478	6,334	3.43%	560,585	6,425	4.60%
Total interest bearing deposits	1,045,697	7,061	2.74%	794,421	7,481	3.78%
Repurchase agreements sold	54,763	158	1.17%	47,651	365	3.07%
Borrowed funds	130,734	467	1.45%	59,683	700	4.70%
Total interest bearing liabilities	1,231,194	7,686	2.53%	901,755	8,546	3.80%

Noninterest bearing deposits	148,720			144,838
Stockholders’ equity	182,448			136,637
Other liabilities	8,768			8,528
Total average liabilities and stockholders’ equity	$1,571,130			$1,191,758
NET INTEREST INCOME/ YIELD (3,4)		$10,074	2.87%		$9,560	3.56%

INTEREST SPREAD (5)			2.53%			2.94%

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

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

The loan loss provision is determined by management’s assessment of the amount of allowance for loan losses to absorb losses inherent in the loan portfolio due to credit deterioration or changes in the risk profile.  The allowance for loan losses is created by direct charges to provision expense.  Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible.  Recoveries during the period are credited to the allowance for loan losses.

The Bank calculated an allowance for loan losses of $30.9 million at March 31, 2009 as compared to $22.4 million at December 31, 2008 based on application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date.  The combination of this increase in the estimated allowance and $2.0 million in charge-offs resulted in provision expense of $10.5 million for the quarter ended March 31, 2009 as compared to $450,000 for the same period in the prior year. The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.  Out of the $30.9 million in total allowance for loans losses at March 31, 2009, the specific allowance for impaired loans accounted for $6.6 million, up from $3.7 million at year end.  The remaining general allowance, $24.3 million, was attributed to unimpaired loans and was up from $18.7 million at year end.  This increase in the general allowance was driven primarily by increased charge-offs for the rolling eight quarters ended March 31, 2009 as compared to the eight quarter period ending December 31, 2008 .  Other model factors that added to the allowance included rising trends in Bank’s past due and nonaccrual loans and rising unemployment rates.  Usually, we expect the general allowance on unimpaired loans to increase when periods of economic weakness are coupled with look-back periods of increasing charged-offs.  Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in rolling eight-quarter average of the Bank’s charged off loans.

Generally, all loans with outstanding balances of $100,000 or greater, that have been identified as impaired, are reviewed periodically in order to determine if a specific allowance is required.  Charge off history, credit administration’s determination of loan impairment and risk grades, and other internal and external qualitative factors are primary considerations in calculating the allowance for loan losses.  The risk grades are based on several factors including historical data, current economic factors, and assessments of individual credits within specific loan types.  Because these factors are dynamic, the provision for loan losses can fluctuate.  Periodic credit quality reviews performed on a sample basis are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues for the entire life of the loan.  Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels.  The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant.  The Chief Credit Officer coordinates the loan approval process for loans not involving the Board by delegating authority to certain lenders with Board approval. The

Bank Loan Committee is comprised of senior bank management and approves new loans and relationship exposures over certain dollar amounts. Officer loan approval limits are reviewed and approved by the Board of Directors.  The Chief Credit Officer is responsible for the credit policy which includes underwriting guidelines and procedures.  The Chief Credit Officer is a voting member of the Bank Loan Committee.

Management uses the information developed from the procedures above in evaluating and grading the loan portfolio.  This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant.  Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered.  Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on the borrower’s payment history.  The Bank measures impairment based upon probable cash flows and the value of the collateral.  Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve.  In estimating reserve levels, the Bank aggregates the remaining loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance.  The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are adjusted for other factors that are not necessarily captured in the historical loss ratios.  Internal environmental factors applied to non-impaired loan pools include past-due and nonaccrual trends, risk grade migration trends and the assessment of underwriting and servicing.  External environmental factors include interest rate trends, unemployment rate trends, and real estate loan concentrations.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of March 31, 2009. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market and the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense. Net loan charge offs (recoveries) were $2,000,967 or 0.69% (annualized) of average loans held for investment, for the three months ending March 31, 2009 compared to ($14,574) or (0.01%) (annualized) of average loans held for investment, for the three months ending March 31, 2008.  The

Bank’s delinquent loans and nonperforming loans remained lower than the peer group averages at March 31, 2009, while our net charge-offs as a percentage of average loans were higher than the peer group for the first quarter.  The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all categories of loans.

As of March 31, 2009, the allowance for loan losses was $30.9 million or 2.61% of gross loans held for investment.  This allowance level compares with $22.4 million or 1.88% of loans held for investment at December 31, 2008 and $12.4 million or 1.38% at December 31, 2007.

Nonperforming Assets

Total non-performing assets increased from $17.7 million to $21.7 million and from 1.16% to 1.33% of total assets as of December 31, 2008 and March 31, 2009, respectively. Total foreclosed property increased from approximately $4.0 million at December 31, 2008 to $4.3 million at March 31, 2009.  Added during the first quarter were three 1-4 family homes valued at $260,500 and one land development property valued at $558,000.  Total nonaccrual loans increased from $13.6 million at December 31, 2008 to $17.4 million at March 31, 2009.  The increases in nonaccrual loans, impaired loans, and foreclosed property are the result of some economic softening in our markets during the past three months.   Each non-performing loan has been analyzed to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value.  We have downgraded loans for which the probability of collection is more uncertain and written down foreclosed property values where net realizable values have declined.

The largest amount of nonaccrual loans for one customer totaled $2.5 million for a commercial and industrial loan relationship, for which $2.3 million was specifically assigned to the allowance.  These loans were placed in nonaccrual status because of the customer’s inability to pay, collateral deterioration and dismal future industry outlook.  Three other relationships in the residential construction and land development category amounted to $2.6 million and $0.4 million was specifically assigned to the allowance for these loans. Two of the relationships include loans that were past due 90 days or more, and the other relationship with a balance of $1.5 million was in current standing.

All loans over 90 days are put on nonaccrual and stop accruing interest.  In addition, loans are placed in nonaccrual status if, based on current information, circumstances, or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Nonaccrual loan relationships with balances of at least $100,000 will be considered impaired and evaluated for specific allowances needed.  Occasionally, accruing loan relationships may be determined to be impaired under certain circumstances such as declines in collateral values that indicate a probable loss if, at a later date, the borrower is unable to make payments on time.  When a nonaccrual loan has paid according to the schedule for at least six months and the customer demonstrates the intent and ability to continue to pay in a timely manner, the Bank will begin accruing interest, and it will no longer be considered impaired.

On April 17, 2009 the merger closed with American Community Bancshares Inc. and its subsidiary, American Community Bank. The Company’s second quarter performance and results of operations will include American Community Bank a division of Yadkin Valley Bank since April 17, 2009.  During the first quarter of 2009, American Community’s nonperforming loans as a percentage of total loans were 2.53%, nonperforming assets as a percentage of total assets were 2.11%, annualized net charge-off ratio was 0.31%, loan loss reserves as a percentage of total loans were 2.56%, and reserves covered nonperforming loans by 101%.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets.  Total noninterest income increased approximately $1.3 million or 34.2% comparing the first quarters of 2009 and 2008. The quarterly fluctuations in the income categories that make up noninterest income are as follows:

•                  Service charges on deposit accounts increased $38,000 or 3.78% due mainly to income from the Cardinal region of $76,000. As noted above, Cardinal closed on March 31, 2008. Excluding charges from the Cardinal region, services charges decreased $38,000 or 3.2%.   Aggregate not sufficient funds (“NSF”) fees income increased $59,000. NSF fees excluding Cardinal increased $7,000.  Automated Teller Machine (“ATM”) fee income decreased $46,000, and without Cardinal the decrease was $49,000.  A change in service providers during 2008 resulted in changes in billings and revenues, as a result both income and expenses related to ATMs have decreased in the current quarter.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

•                  Other service fee income increased by approximately $201,000 or 23.3%, due primarily from an increase in commission income earned from mortgage originations of $108,000; an increase in investment fees earned by the brokerage division, Main Street Investment Services, Inc. of $26,000, and an increase in merchant fee income and credit card user fees of $67,000.

•                  Gain on sale of mortgage loans increased by approximately $1.4 million or 80.5%. Total loans originated increased by $304.7 million and total loans sold increased by $173.1 million. The adjustment resulting from earlier implementation of SAB 109 accounted for a $453,145 increase in income as mortgage interest rate lock commitments increased from $246.2 million at December 31, 2008 to $373.4 million at March 31, 2009. As discussed in Note 6 to the financial statements, mortgage interest rate lock commitments are under best efforts contracts to sell mortgages to agencies and other investors. The increase in loans sold and originated is due in part to the expansion into the New England states as discussed earlier.

•                  Mortgage banking income decreased approximately $317,000 for the quarter due in part to the valuation adjustment to mortgage servicing rights (“MSR”) as the MSR was marked to fair value. The reduction in fair value was due mainly to a steady decline in the average serviced mortgage balances. In addition, there was a decrease in the servicing fees received.  Average year-to-date serviced mortgage loans fell from $203.2 million to $187.4 million from March 2008 to March 2009.

•                  Income on investment in bank-owned life insurance (“BOLI”) decreased by $1,600 for the quarter as the interest earned on the investment decreased.

•                  Other income decreased by approximately $6,000 for the quarter mainly due to a decrease in dividend income received from the FHLB of $17,000, offset by decreases in losses incurred on the sale of OREO of $12,000.

Noninterest Expense

Total noninterest expenses were $11.8 million for the first quarter of 2009, compared to $8.6 million in the same period of 2008, an increase of $3.2 million, or 36.5%.  The following is a summary of the fluctuations for the quarter ended March 31, 2009 as compared to March 31, 2008.

•                  Salaries and employee benefits expenses increased by $759,000 or 15.6%.  Cardinal’s expenses, included in that amount, were $519,000.  The major components of the $759,000 increase are summarized as follows.  Salaries and wages increased by $1.2 million, with $494,000 related to the Cardinal acquisition.  Salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, increased $683,000, directly offsetting the increase in wages. These increased cost deferrals were a product of increases in (1) loan volume and (2) cost per loan (held for investment) that was deferred.  Accruals for the bonus incentive plan decreased $102,000 based on performance measures.  Other personnel expenses increased by $77,000, primarily for (1) post-retirement benefit accruals from split-dollar policies and for (2) expenses associated with operating the Cardinal division after its acquisition.  In the aggregate, employee group insurance expense increased by $106,000, payroll taxes by $94,000, and 401(k) matching contributions by $25,000.  Most of the increases in these categories were associated with the addition of previous Cardinal employees.  Commission expenses increased by $68,000 as mortgage origination production at the Bank increased.

•                  Occupancy and equipment expenses increased by $351,000 or 35.9%.  The increase attributable to the addition of the Cardinal branches was $290,000, with the remaining increase attributable to normal recurring increases in costs and additional maintenance.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

•                  Printing and supplies increased by $47,000, or 25.5%,with the Cardinal region contributing $9,000 of the increase. Supplies for the new offices opened or expanded after the first quarter of 2008 created additional expenses along with the normal increase in the price of supplies.

•                  Data processing expense increased $20,000 or 18.2%.  Additional in-house processing due to the acquisition of Cardinal’s accounts and increases in users account for the majority of the increase.

•                  Communication expense increased by $114,000 or 54.7% with additional expenses contributed by the Cardinal region of $52,000, as compared to the first quarter of 2008.

•                  Advertising and marketing expense increased $194,000 or 107% due to the implementation of a new loyalty program in the second half of 2008.

•                  Amortization of the core deposit intangible recognized with the purchases of Main Street BankShares, Inc. in 2002, High Country Financial Corporation in 2004, and Cardinal State Bank in 2008 increased $38,000, or 20.2%, for the quarter due to the intangible acquired in the purchase of Cardinal on March 31, 2008.  The CDI amortization is intended to match the expected life of the related deposits.  The amortization related to the acquisition of Cardinal is $191,000 for the first twelve months and declines annually to $128,000 per year in the fourth year. Thereafter the expense remains constant until the amortization is completed in the second month of the tenth year.

•                  Other operating expenses increased approximately $1.4 million or 92.1% with the Cardinal region contributing $157,000 of the increase. The largest increases were in the following categories:  attorney fees due to additional services provided (up $71,000); postage (up $77,000), write down of investment in Silverton Bank (up $152,000) conversion and merger costs (up $110,000) and other miscellaneous expenses (up $516,000) due to increased accruals for lawsuits. Decreases in this category include:  ATM service fees (down $72,000) due to change in service provider as explained in the noninterest income above and accounting expenses (down $89,000).

Income Tax Expense

Income tax (benefit) expense for the first quarter of 2009 was ($2,994,269) compared to $1,279,445 in the first quarter of 2008, a decrease of 334.0%.  The effective tax rate for the first quarter of 2009 was (41.8%) compared to 30.5% in the same period of 2008.  The decrease is attributable to the net loss incurred in the first quarter compared to the net income earned in the first quarter of 2008.

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evealuation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009, because of the existence of material weaknesses in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A of our 2008 Annual Report on Form 10-K, we have identified the following material weaknesses as of December 31, 2008:

Control Environment

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization.

Specifically, the following material weaknesses were identified in the Company’s control environment at December 31, 2008:

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

These deficiencies in the control environment contributed to the material weaknesses described below, and resulted in a reasonable possibility that a material error in the Company’s interim or annual financial statements would not be prevented or detected.

Accounting for Signjficant Estimates

The Company did not maintain sufficient internal controls over the preparation and review of its allowance for loan losses model, including obtaining approval and documented support for changes in the underlying assumptions being used for the estimation. In addition, the Company did not maintain policies and procedures to ensure that identification of impaired loans and estimates of valuation allowances required under SFAS 114, Accounting by Creditors for Impairment of a Loan (as amended), are made timely and accurately, and are subject to a detailed supervisory review. These deficiencies contributed to various mathematical errors and inappropriate assumptions being made in the estimation of the allowance for loan losses. Material adjustments were subsequently made to the Company’s preliminary consolidated financial statements.

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

Preparation of Financial Reports

The Company did not maintain sufficient internal controls over the preparation and review of its financial reports for use in Company filings. In addition, the lack of adequate financial reporting resources prevented the Company from being able to properly prepare financial reports on a timely basis in accordance with generally accepted accounting principles. As a result, material errors and inadequate disclosures were made in the Company’s preliminary financial statements that required adjustments prior to completion of the Form 10-K.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

Remediation Plan

In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.

•                  We continue to emphasize the importance of following existing procedures for underwriting, lien perfection, and documentation for new and existing loan.

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

•                  We will develop a formal procedure for recommending and approving any changes to the allowance for loan loss model to ensure that such changes are appropriate. Procedures and controls over accuracy and completeness of impaired loan date including the allowances for probable losses will be documented and implemented during the first quarter of 2009.

•                  We will continue to assess and strengthen current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.

•                  We expect to enhance financial reporting resources by adding personnel from the merger with American Community Bancshares, Inc. In addition, a review of the staffing and technology resources that are needed to support accurate, complete, and timely financial reporting according to generally accepted accounting principles is underway. A proposal for remediation is expected to be completed and submitted to the Audit

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

Committee in June 2009. This proposal will include documentation of the process enhancements and personnel responsible for both preparation and review. Implementation will begin immediately thereafter, and is expected to be completed during the second quarter of 2009.

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

Changes in Internal Control over Financial Reporting

The only changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are summarized above in the description of our material weaknesses in internal control over financial reporting, as well as the ongoing remediation efforts described above.

Part II. Other Information

Item 6.  Exhibits

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated July 1, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by December 19, 2008)

3.3

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to the Company’s Form 8-K filed January 20, 2009 as Exhibit 3.1

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009

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
Edwin E. Laws, Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

May 12, 2009

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report March 31, 2009