Form 10-Q
period 2009-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2009-08-17
CIK 1366367

US Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File Number 000-52099

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Common shares outstanding as of June 30, 2009, par value $1.00 per share, were 16,129,640.

Part I.     Financial Information

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008*
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$39,586,112	$22,553,561
Federal funds sold	362,489	58,000
Interest-bearing deposits	5,149,806	3,410,977
TOTAL CASH AND CASH EQUIVALENTS	45,098,407	26,022,538

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $193,133,670 in 2009 and $134,533,342 in 2008)	196,228,853	137,813,529

GROSS LOANS	1,641,096,695	1,187,568,945
Less: Allowance for loan losses	(46,242,719)	(22,355,231)
NET LOANS	1,594,853,976	1,165,213,714

LOANS HELD FOR SALE	121,141,524	49,929,375

ACCRUED INTEREST RECEIVABLE	7,379,959	5,441,754

PREMISES AND EQUIPMENT, NET	44,530,663	33,899,915

FORECLOSED REAL ESTATE	7,769,159	4,017,880

FEDERAL HOME LOAN BANK STOCK, AT COST	10,539,400	7,876,800

INVESTMENT IN BANK-OWNED LIFE INSURANCE	24,073,225	23,607,675

GOODWILL	66,509,528	53,502,887

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $5,670,338 in 2009 and $5,095,371 in 2008)	6,851,523	4,660,116

OTHER ASSETS	33,383,445	12,301,838

TOTAL ASSETS	$2,158,359,662	$1,524,288,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$201,846,031	$153,573,487
Interest-bearing deposits:
NOW, savings, and money market accounts	396,238,405	283,890,757
Time certificates:
Over $100,000	554,704,375	333,375,040
Other	625,371,223	384,202,791
TOTAL DEPOSITS	1,778,160,034	1,155,042,075

SHORT-TERM BORROWINGS	105,869,562	169,111,959

LONG-TERM BORROWINGS	46,886,254	38,849,795

ACCRUED INTEREST PAYABLE	3,534,422	3,554,522

OTHER LIABILITIES	20,440,689	8,085,348

TOTAL LIABILITIES	1,954,890,961	1,374,643,699

STOCKHOLDERS’ EQUITY
Common stock (a)	16,129,640	11,536,500
Preferred Stock (b)	34,422,000	—
Surplus (c)	116,267,544	88,030,481

Retained earnings	34,725,327	48,070,348
Accumulated other comprehensive income	1,924,190	2,006,993
TOTAL STOCKHOLDERS’ EQUITY	203,468,701	149,644,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,158,359,662	$1,524,288,021

(a)  $1.00 par value, authorized 20,000,000 shares; issued 16,129,640 in 2009 and 11,536,500 in 2008.

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

See notes to condensed consolidated financial statements

* Derived from audited consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$23,935,899	$17,223,085	$39,963,721	$33,436,771
Interest on federal funds sold	836	26,230	2,249	36,876
Interest on securities:
Taxable	1,363,564	1,344,168	2,538,005	2,649,631
Non-taxable	512,566	373,136	897,608	741,732
Interest-bearing deposits	10,469	134,371	21,298	139,112
Total interest income	25,823,334	19,100,990	43,422,881	37,004,122

INTEREST EXPENSE
Time deposits of $100,000 or more	3,733,396	2,726,486	6,834,851	5,682,475
Other deposits	3,753,372	4,984,912	7,712,971	9,510,414
Borrowed funds	782,086	1,016,501	1,406,950	2,081,145
Total interest expense	8,268,854	8,727,899	15,954,772	17,274,034

NET INTEREST INCOME	17,554,480	10,373,091	27,468,109	19,730,088

PROVISION FOR LOAN LOSSES	16,457,802	1,708,000	27,007,307	2,158,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,096,678	8,665,091	460,802	17,572,088

NONINTEREST INCOME
Service charges on deposit accounts	1,535,326	1,065,379	2,582,645	2,074,546
Other service fees	1,365,008	876,949	2,429,806	1,740,816
Net gain on sales of mortgage loans	4,801,695	1,784,383	8,000,782	3,556,678
Net loss on investment securities	—	(6,575)	—	(6,575)
Income on investment in bank owned life insurance	234,157	235,462	465,550	468,462
Mortgage banking income (loss)	(207,212)	68,350	(514,175)	78,107
Other income (loss)	(121,673)	23,135	(82,270)	64,491
Total noninterest income	7,607,301	4,047,083	12,882,338	7,976,525

NONINTEREST EXPENSE
Salaries and employee benefits	8,299,605	5,047,528	13,926,269	9,915,504
Occupancy and equipment expenses	1,842,493	1,294,144	3,169,567	2,270,593
Printing and supplies	272,112	195,555	504,179	380,532
Data processing	427,111	270,990	559,960	383,410
Communication expense	329,460	277,847	652,046	486,318
Advertising and marketing expense	212,774	152,229	589,030	335,807
Amortization of core deposit intangible	349,571	235,357	574,967	422,865
FDIC assessment expense	1,797,000	190,778	2,459,088	243,177
Acquisition related costs	2,192,056	106,399	2,302,054	106,399
Attorney fees	408,890	86,116	523,199	129,006
Other	2,922,678	2,295,741	5,406,733	4,121,754
Loss on other than temporary impairment of securities	—	—	179,493	—
Total noninterest expense	19,053,751	10,152,684	30,846,585	18,795,365

INCOME (LOSS) BEFORE INCOME TAXES	(10,349,772)	2,559,490	(17,503,445)	6,753,248

INCOME TAX EXPENSE (BENEFIT)	(3,795,259)	832,566	(6,789,528)	2,112,011

NET INCOME (LOSS)	(6,554,513)	1,726,924	(10,713,917)	4,641,237

Preferred stock dividend and amortization of preferred stock discount	528,000	—	973,000	—

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(7,028,513)	$1,726,924	$(11,686,917)	$4,641,237

NET INCOME (LOSS) TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic	$(0.46)	$0.15	$(0.87)	$0.42

Diluted	$(0.46)	$0.15	$(0.87)	$0.42

CASH DIVIDENDS PER COMMON SHARE	$0.06	$0.13	$0.12	$0.26

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$(6,554,513)	$1,726,924	$(10,713,917)	$4,641,237

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	291,798	(3,366,383)	(185,118)	(1,698,370)
Tax effect	(81,298)	1,296,056	102,315	653,872
Unrealized holding gains (losses) on securities available for sale, net of tax	210,500	(2,070,327)	(82,803)	(1,044,498)

Reclassification adjustment for realized losses	—	6,575	—	6,575
Tax effect	—	(2,531)	—	(2,531)
Reclassification adjustment for realized (gains) losses, net of tax	—	4,044	—	4,044

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	210,500	(2,066,283)	(82,803)	(1,040,454)

COMPREHENSIVE INCOME (LOSS)	$(6,344,013)	$(339,359)	$(10,796,720)	$3,600,783

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2009

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2007*	$10,563,356	$—	$70,986,684	$51,086,684	$632,270	$133,268,994

Net income	—	—	—	4,641,237	—	4,641,237

Shares issued under stock option plan	68,700	—	385,252	—	—	453,952

Stock option compensation	—	—	29,401	—	—	29,401

Tax benefit from exercise of stock options	—	—	252,250	—	—	252,250

Cumulative effect of adoption of EITF 06-04	—	—	—	(1,966,465)	—	(1,966,465)

Common cash dividends declared	—	—	—	(2,985,767)	—	(2,985,767)

Fractional shares purchased	(59)		2			(57)

Shares issued in acquisition of Cardinal State Bank	883,810	—	16,192,580	—	—	17,076,390

Other comprehensive income	—	—	—	—	(1,040,454)	(1,040,454)

Balance, June 30, 2008	$11,515,807	$—	$87,846,169	$50,775,689	$(408,184)	$149,729,481

Balance, December 31, 2008*	11,536,500	—	88,030,481	48,070,348	2,006,993	149,644,322

Net loss	—	—	—	(10,713,917)	—	(10,713,917)

Shares issued under stock option plan	8		111			119

Preferred stock issued	—	36,000,000	—	—	—	36,000,000

Preferred stock discount	—	(1,731,000)	—	—	—	(1,731,000)

Warrant issued	—	—	1,731,000	—	—	1,731,000

Discount accretion of preferred stock warrants	—	153,000	—	(153,000)	—	—

Stock option compensation	—	—	36,513	—	—	36,513

Preferred stock dividends accrued	—	—	—	(820,000)	—	(820,000)

Common cash dividends declared	—	—	—	(1,658,104)	—	(1,658,104)

Common shares issued in acquisition of American Community Bancshares, Inc.	4,593,132		26,469,439			31,062,571

Other comprehensive loss	—	—	—	—	(82,803)	(82,803)

Balance, June 30, 2009	$16,129,640	$34,422,000	$116,267,544	$34,725,327	$1,924,190	$203,468,701

See notes to condensed consolidated financial statements

* Derived from audited consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,713,917)	$4,641,237
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Net amortization (accretion) of premiums (discounts) on investment securities	215,411	(19,112)
Provision for loan losses	27,007,307	2,158,000
Net gain on sales of mortgage loans held for sale	(8,000,782)	(3,556,678)
Increase in investment in Bank owned life insurance	(465,550)	(465,901)
Depreciation and amortization	1,238,298	973,532
Amortization of fixed asset fair value	13,279	2,059
Net loss on sale of premises and equipment	—	50,376
Net loss on sale of other real estate owned	150,796	—
Net loss on sale of available for sale securities	—	6,575
Other than temporary impairment of cost method investments	179,493	—
Amortization of core deposit intangible	574,967	422,865
Deferred tax benefit	(9,315,797)	(996,511)
Stock based compensation expense	36,513	29,401
Originations of mortgage loans held-for-sale	(1,140,113,841)	(437,320,771)
Proceeds from sales of mortgage loans	1,076,902,474	446,488,486
Decrease in accrued interest receivable	55,628	798,810
(Increase) decrease in other assets	(2,273,567)	514,930
Decrease in accrued interest payable	(608,432)	(654,678)
Increase (decrease) in other liabilities	8,488,996	(709,387)

Net cash provided by (used in) operating activities	(56,628,724)	12,363,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(20,723,113)	(22,160,971)
Proceeds from sales of available for sale securities	—	7,160,178
Proceeds from maturities of available for sale securities	32,977,968	15,114,000
Net change in loans	(44,903,939)	(26,564,874)
Acquisition of Cardinal State Bank, net of cash acquired	—	11,985,011
Acquisition of American Community Bancshares, net of cash acquired	2,043,289	—
Purchases of premises and equipment	(2,654,626)	(1,219,720)
Proceeds from redemption of Federal Home Loan Bank stock	1,851,100	283,500
Purchases of Federal Home Loan Bank stock	(2,385,300)	(3,942,100)
Proceeds from sale of premises and equipment	169,989	257,391
Proceeds from sale of other real estate owned	1,125,646	—

Net cash used in investing activities	(32,498,986)	(19,087,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	27,856,853	(5,404,718)
Net increase (decrease) in time certificates	155,312,048	(32,898,769)
Net increase (decrease) in borrowed funds	(108,873,003)	63,629,553
Fractional shares retired	—	(59)
Proceeds from issuance of preferred stock and warrant	36,000,000	—
Dividends paid	(2,092,438)	(2,985,767)
Tax benefit from exercise of stock options	—	252,250
Proceeds from exercise of stock options	119	453,952

Net cash provided by financing activities	108,203,579	23,046,442

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,075,869	16,322,090

CASH AND CASH EQUIVALENTS:
Beginning of period	26,022,538	26,325,875

End of period	$45,098,407	$42,647,965

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:

Cash paid for interest	$17,327,293	$15,974,872
Cash paid for income taxes	1,082,460	3,341,950
Transfer from loans to foreclosed real estate	5,857,288	445,881

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company.  On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares.  Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Company acquired American Community Bancshares Inc., on April 17, 2009 (See note 4). The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.  Operating results, for the three and six months ended June 30, 2009, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008.  The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

2.  Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock

On January 16, 2009, Yadkin Valley Financial Corporation issued 36,000 shares of senior preferred stock, each with a liquidation preference of $1,000 per share, to the U.S. Treasury for $36 million pursuant to the Capital Purchase Program (“CPP”). Additionally, the Company issued a warrant to purchase up to 385,990 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrant has an exercise price of $13.99 per share, is immediately exercisable and expires 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued growth and lending in the communities served by the Bank. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.

In order to determine the relative value of the preferred stock, the present value of the preferred stock cash flows, using a discount rate of 14%, was calculated as $18.2 million.  The following table shows the determination of the value attributed to the proceeds of $36 million received for the preferred stock and warrant based on the relative values of each.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

2.  Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock (continued)

Relative Value Calculation

	Fair Value		Relative Value
	(in millions)	Relative Value (%)	(in millions)
NPV of Preferred (14% discount)	$18.2	95.3%	$34.3
Fair Value of warrants (Black Scholes)	0.9	4.7%	1.7
Total	$19.1	100.0%	$36.0

The common stock warrants have been assigned a fair value of $2.38 per share, or $0.9 million in aggregate as of January 16, 2009.  Using a relative fair value allocation approach, $1.7 million was recorded as a discount on the preferred stock and will be accreted as a reduction in the net income available for common shareholders over the next five years at $300,000 to $400,000 per year.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued an additional $13.31 million in Cumulative Perpetual Preferred Stock, Series T-ACB, on July 24, 2009.  In addition, the Company provided warrants to the Treasury to purchase 273,534 shares of the Company’s common stock at an exercise price of $7.30 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the June 30, 2009 quarterly amount.  Furthermore, the Company has agreed to certain restrictions on executive compensation.  Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.

3.   Stock-based Compensation

On May 22, 2008 the shareholders approved the 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). An aggregate of 700,000 shares have been reserved for issuance by the Company under the terms of the Omnibus Plan pursuant to the grant of incentive stock options (not to exceed 200,000 shares), non-statutory stock options, restricted stock and restricted stock units, long-term incentive compensation units and stock appreciation rights.

During the three and six months ended June 30, 2009, 5,400 and 26,600 options were vested, respectively.  During the three and six months ended June 30, 2008, 3,000 and 14,342 options were vested, respectively. At June 30, 2009 there were 92,200 options unvested and no shares available for future grants of options in addition to the shares available under the abovementioned Omnibus Plan. During the second quarter 7,854 options previously available for grants expired.

On March 31, 2008, the number of outstanding options increased by 140,258 in conjunction with the acquisition of Cardinal State Bank.  These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $13.04 per option and a weighted average life of 6.25 years.

On April 16, 2009, the number of outstanding options increased by 149,358 in conjunction with the acquisition of American Community Bank.  These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $11.86 per option and a weighted average life of 5.85 years.  The FMV of the replacement stock options resulted in additional consideration paid in the acquisition of American Community of approximately $197,000.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

During the second quarter of 2009, there were 3,000 options granted at a weighted average fair value of $2.79 per option. During the second quarter of 2008, there were 17,000 options granted at a weighted average fair value of $1.90 per option, a weighted average exercise price of $14.00, and a five year vesting period.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009:  dividend yield of 3.288%, expected volatility of 52.315%, risk-free interest rate of 2.03%, and expected life of 5.5 years.

The compensation expense related to options was $17,399 for the three-month period ending June 30, 2009 and $36,513 for the six-month period ending June 30, 2009. As of June 30, 2009 there was $224,313 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans.  This cost is expected to be recognized over an average vesting period of 1.24 years.

Cash received from the options exercised during the three and six months ended June 30, 2009 was $119.  Cash received from the options exercised during the three and six months ended June 30, 2008 was $424,085 and $453,952, respectively.

4. Business Combination

At the open of business on April 17, 2009, the Company acquired 100% of the outstanding common stock of American Community Bancshares, Inc. (“American Community”), and its subsidiary American Community Bank, headquartered in Charlotte, NC. American Community had $527.5 million in tangible assets, including $416.3 million in loans and $33.6 million in tangible equity at the closing date. Pursuant to the agreement, for each share of American Community common stock, American Community shareholders received either $12.35 in cash or 0.8517 shares of the Company’s common stock, subject to an overall allocation of 19.5% cash and 80.5% stock.  The overall acquisition cost was approximately $47.2 million based on the issuance of 4.6 million shares of the Company’s common stock at a stock price of $6.72 at the date of the merger, and cash payment of $16.1 million to American shareholders.  Further details are available in the press release and Form 8-K filed April 23, 2009. Press releases are also available on our website at www.yadkinvalleybank.com.

The American Community merger is being accounted for under the acquisition method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (revised 2007) Business Combinations (“SFAS 141R”).  The statement of net assets acquired as of April 17, 2009 is presented in the following table.  The purchased assets and assumed fair value of  liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair value becomes available. Preliminary goodwill of $13.1 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the operations of the two companies.  None of the goodwill is expected to be deductible for income tax purposes. The newly acquired American Community Bank provided revenue of $5.2 million and net income of $1.6 million for the period of April 17, 2009 to June 30, 2009, and is included in the consolidated financial statements.  American Community’s results of operations prior to the acquisition are not included in the Company’s statement of income.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Acquisition of American Community Bancshares, Inc. (in thousands)	April 17, 2009

Consideration:
Cash	$16,140
Stock	31,063
Fair value of total consideration paid	47,203

Cash and cash equivalents	16,219
Investments	71,736
Loans, net	416,339
Premises and equipment, net	8,623
Core deposit intangible	2,766
Other assets	16,372

Deposits	(439,949)
Liabilities	(57,909)
Total identifiable net assets	34,197

Goodwill	13,006
$47,203

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses, which include loans purchased in the American Community acquisition. Purchased impaired loans are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of SOP 03-3. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the merger.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

The carrying amount of acquired loans at April 17, 2009 consisted of loans accounted for in accordance with SOP 03-3 and loans not subject to SOP 03-3 as detailed in the following table:

	SOP 03-3	Non SOP 03-3
	Loans	Loans	Total Loans
	(In thousands)
Commercial, financial, and agricultural	$265	$58,033	$58,298
Construction, land development & other land	8,362	123,496	131,858
Real estate- 1-4 Family mortgage loans	795	41,530	42,325
Real estate- Commercial and other	837	98,549	99,386
Home equity lines of credit	58	47,760	47,818
Installment loans to individuals	63	12,878	12,941
Other loans	308	23,405	23,713
Total	$10,688	$405,651	$416,339

The following table presents the Non SOP 03-3 loans receivable at the acquisition date of April 17, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

(In thousands)
Contractually required principal payments receivable	$416,833
Fair value of adjustment for credit, interest rate, and liquidity	(11,182)
Fair value of Non SOP 03-3 loans receivable	$405,651

The following table presents the SOP 03-3 loans receivable at the acquisition date of April 17, 2009.  The Company has initially applied the cost recovery method to all loans subject to SOP 03-3 at the acquisition date due to uncertainty as to the timing of expected cash flows as reflected in the following table:

(In thousands)
Contractually required principal payments receivable	$14,513
Nonaccretable difference	(3,825)
Present value of cash flows expected to be collected	10,688
Accretable difference	—
Fair value of SOP 03-3 loans acquired	$10,688

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

During the course of transferring the general ledger account reconciliations from American Community to Yadkin Valley, we found that a correspondent bank account contained unreconciled amounts that resulted in cash acquired in the merger being overstated by $4.3 million.  Immediately after discovering the discrepancy, we began the process of planning and procuring resources required to determine the cause of this condition, including identification of the journal entries that resulted in the unreconciled amounts.  We determined that the entries occurred at American Community prior to the merger and occurred primarily in 2006 and earlier periods.  We have determined that fictitious items had been used to reconcile the general ledger balance with the correspondent bank statement balance.  One of the entries that contributed to the unreconciled difference was a $2.1 million general ledger debit in 2006 with an offsetting credit to an official check account that also had an unreconciled difference.  This  entry, recorded in 2006, eliminated the unreconciled difference in the official check account.  Part of the official check account unreconciled difference was found to be official checks totaling over $1.5 million that cleared in 2005 and 2006.  However, the funds to pay for the official checks were not procured and recorded, resulting in official checks that were paid from bank funds without collecting customer funds to pay for them.  Usually funds to issue official checks are procured form either loan proceeds, customer checks, or cash.  Accordingly, we have adjusted the merger journal entries to reduce net tangible assets acquired from American Community by the amount of the unreconciled difference.  The impact of this adjustment is an increase of goodwill of $4.3 million.  We are also continuing the process of investigating whether we may be able to recover any anticipated losses.

The proforma consolidated condensed statements of income for Yadkin Valley and American Community for the six months ended June 30, 2009 and 2008 are presented below as if the combination had occurred on January 1.  The unaudited proforma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

The proforma purchase accounting adjustments related to investments, loans and leases, deposits, and other borrowed funds are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives.  Purchase accounting adjustments related to identifiable intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods.  The proforma consolidated condensed statements of income do not reflect any adjustments to American Community’s historical provision for credit losses.

Six Months Ended June 30, 2009 dollars except per share data in thousands	Yadkin Valley	American Community	Proforma Adjustments	Proforma Combined
Interest Income	$38,756	$12,131	$6,611	$57,498
Interest Expense	13,615	6,122	(3,108)	16,629
Net Interest Income	25,141	6,009	9,719	40,869
Provision for Credit Losses	19,858	2,424	9,342	31,624
Net Interest Income after Provision for Credit Losses	5,283	3,585	377	9,245
Noninterest Income	12,342	500	—	12,842
Noninterest Expense	28,210	11,652	273	40,135
Income (Loss) Before Taxes	(10,585)	(7,567)	104	(18,048)
Income Tax Provision (Benefit)	(4,106)	(2,935)	40	(7,001)
Net Income (Loss)	(6,479)	(4,632)	64	(11,047)
Preferred stock dividend and amortization of preferred stock discount	973	—	—	973
	$(7,452)	$(4,632)	$64	$(12,020)

Earnings (loss) per common share	$(0.65)	$(0.69)		$(0.75)
Diluted earnings (loss) per common share	$(0.65)	$(0.69)		$(0.75)

Average common shares outstanding	11,536,491	6,670,869	(2,077,737)	16,129,623
Diluted average common shares outstanding	11,536,491	6,670,869	(2,077,737)	16,129,623

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Six Month Ended June 30, 2008 dollars except per share data in thousands	Yadkin Valley	American Community	Proforma Adjustments	Proforma Combined
Interest Income	$37,004	$15,757	$6,611	$59,372
Interest Expense	17,274	7,502	(3,108)	21,668
Net Interest Income	19,730	8,255	9,719	37,704
Provision for Credit Losses	2,158	721	9,342	12,221
Net Interest Income after Provision for Credit Losses	17,572	7,534	377	25,483
Noninterest Income	7,977	1,559	—	9,536
Noninterest Expense	18,795	6,814	273	25,882
Income Before Taxes	6,754	2,279	104	9,137
Income Tax Provision	2,112	804	40	2,956
Net Income	4,642	1,475	64	6,181
Preferred stock dividend and amortization of preferred stock discount	—	—	973	973
	$4,642	$1,475	$(909)	$5,208

Earnings per common share	$0.42	$0.23		$0.33
Diluted earnings per common share	$0.42	$0.22		$0.33

Average common shares outstanding	11,033,325	6,527,809	(1,934,677)	15,626,457
Diluted average common shares outstanding	11,092,981	6,618,435	(2,025,303)	15,686,113

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

5. Investment Securities

Investment securities at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities:

Securities of other U.S. government agencies due:
Within 1 year	$4,993,548	$142,702		$5,136,250
After 1 but within 5 years	19,377,967	536,981	$306	19,914,642
After 5 but within 10 years	20,016,569	401,561	113,413	20,304,717
	44,388,084	1,081,244	113,719	45,355,609

Residential mortgage-backed securities due:
Within 1 year	1,157,035	7,915	—	1,164,950
After 1 but within 5 years	4,772,875	33,338	7,225	4,798,988
After 5 but within 10 years	10,494,669	306,077	—	10,800,746
After 10 years	71,869,673	1,756,901	520,852	73,105,722
	88,294,252	2,104,231	528,077	89,870,406

State and municipal securities due:
Within 1 year	4,266,387	77,057		4,343,444
After 1 but within 5 years	16,018,103	604,781	417	16,622,467
After 5 but within 10 years	13,773,485	151,863	79,022	13,846,326
After 10 years	26,266,735	83,571	285,839	26,064,467
	60,324,710	917,272	365,278	60,876,704

Other securities due:
Within 1 year	1,171			1,171
After 10 years	125,453	6,111	6,601	124,963
	126,624	6,111	6,601	126,134

Total available-for-sale securities	$193,133,670	$4,108,858	$1,013,675	$196,228,853

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

	December 31, 2008
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities:

Securities of other U.S. government agencies due:
Within 1 year	$3,998,265	$59,235	$—	$4,057,500
After 1 but within 5 years	26,892,399	865,391	—	27,757,790
After 5 but within 10 years	10,976,867	858,320	—	11,835,187
	41,867,531	1,782,946	—	43,650,477

Residential mortgage-backed securities due:
Within 1 year	1,011,391	3,825	2	1,015,214
After 1 but within 5 years	2,169,311	5,814	7,597	2,167,528
After 5 but within 10 years	2,994,894	105,554	—	3,100,448
After 10 years	45,717,258	1,449,631	386,975	46,779,914
	51,892,854	1,564,824	394,574	53,063,104

State and municipal securities due:
Within 1 year	1,325,459	7,922	—	1,333,381
After 1 but within 5 years	16,615,757	450,157	3,427	17,062,487
After 5 but within 10 years	9,777,202	201,711	42,335	9,936,578
After 10 years	13,013,444	53,169	321,722	12,744,891
	40,731,862	712,959	367,484	41,077,337

Other securities due:
Within 1 year	1,171	—	—	1,171
After 10 years	39,924	4	18,488	21,440
	41,095	4	18,488	22,611

Total available-for-sale securities	$134,533,342	$4,060,733	$780,546	$137,813,529

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At June 30, 2009 and December 31, 2008, the Bank’s mortgage-backed securities were pass-through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.

There were no gross realized gains or losses on sales of securities for the three and six months ended June 30, 2009.

Investment securities with carrying values of approximately $110,721,324 and $70,420,459 at June 30, 2009 and 2008, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table provides information on the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired (“OTTI”) and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2009. Securities that have been in a loss position for twelve months or more at June 30, 2009 include two mortgage-backed securities, three municipal securities, and one preferred stock.  Securities that were in a loss position for twelve months or more at June 30, 2008 included twenty-four

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

mortgage-backed securities, six federal agency bonds, two corporate securities and forty-nine municipal bonds. The unrealized losses relate to securities that have incurred fair value reductions due to increases in investment market interest rates since the securities were purchased, and are considered by management to be temporary. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. Management has the intent and ability to hold these securities until maturity or a recovery in fair value.

	Less Than 12 Months		12 Months or More		Total
June 30, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$7,090,020	$113,719	$—	$—	$7,090,020	$113,719
Mortgage backed securities	1,737,402	63,029	2,126,195	465,048	3,863,597	528,077
State and municipal securities	15,946,479	295,060	1,024,478	70,218	16,970,957	365,278
Common and preferred stocks	47,850	3,142	13,500	3,459	61,350	6,601

Total temporarily impaired securities	$24,821,751	$474,950	$3,164,173	$538,725	$27,985,924	$1,013,675

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair value	losses	Fair value	losses	Fair value	losses
Securities available for sale:
Mortgage backed securities	$4,671,466	$381,601	$720,914	$12,973	$5,392,380	$394,574
State and municipal securities	12,113,871	367,484	—	—	12,113,871	367,484
Common and preferred stocks	21,440	18,488	—	—	21,440	18,488

Total temporarily impaired securities	$16,806,777	$767,573	$720,914	$12,973	$17,527,691	$780,546

If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement.

The aggregate cost of the Company’s cost method investments at June 30, 2009 totaled $11,620,833 of which $10,539,400 is Federal Home Loan Bank of Atlanta (“FHLB”) stock and the rest is included in other assets.  All equity investments were evaluated for impairment at June 30, 2009. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions.  During the first quarter of 2009 the Company wrote off its investment of $151,722 in Silverton Financial Services, Inc. (“SFS”) based on events occurring after the financial statement date but prior to the issuance of the statements. On May 1, 2009 the Office of the Comptroller of the Currency (“OCC”) closed Silverton Bank, National Association, a wholly owned subsidiary of SFS.  The OCC appointed the FDIC as receiver, and the FDIC created a bridge bank, Silverton Bridge Bank, National Association, to take over the operations and allow customers to transfer their account relationships in an orderly fashion. Additionally, the Company’s investment in a trust company was written down by $27,771 in the first quarter of 2009 because it was considered to be other than temporarily impaired.

6.  Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements.  At June 30, 2009,

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

the Company, had commitments outstanding of $365.6 million for additional loan amounts.  Commitments of Sidus Financial, LLC (“Sidus”), the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below.  Additional commitments totaling $9.1 million were outstanding under standby letters of credit.  Management does not expect any significant losses to result from these commitments.

At June 30, 2009, Sidus had $145.4 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $145.4 million of mortgage interest rate lock commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.

7.    Earnings per share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods.  Diluted net income per share reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options, were exercised.  The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented.  A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS denominator:

Weighted average number of common shares outstanding	15,322,043	11,492,811	13,439,725	11,033,325

Dilutive effect arising from assumed exercise of stock options	—	32,929	—	59,656

Diluted EPS denominator	15,322,043	11,525,740	13,439,725	11,092,981

For the three months ended June 30, 2009 and 2008, net income (loss) for determining net income (net loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter ended June 30, 2009, 605,683 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $6.68 per share. These non-dilutive shares had exercise prices ranging from $6.87 to $19.07 per share and had a weighted average price of $13.03 per share. During the first six months of 2009, 557,752 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $7.43 per share. These non-dilutive shares had exercise prices ranging from $7.44 to $19.07 per share and had a weighted average price of $13.56 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three and six months ended June 30, 2009 due to the Company’s loss position for those periods.

8.   Stockholders’ Equity

On June 30, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share to all common stockholders of record on July 13, 2009, and payable July 31, 2009. The dividend reduced stockholders’ equity by $967,806.

On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”), The Company did not repurchase any common shares during the first two quarters of 2009.  There was no common stock 2008 purchase plan or repurchases in 2008, and future plans to repurchase stock would be subject to the Troubled Asset Relief Program (“TARP”) limitations.  Under the 2007 plan, the Company has repurchased a total

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

of 71,281 common shares at an average price of $17.10 per share.  There are 28,719 common shares available to purchase under the 2007 plan at June 30, 2009.

9.  Business Segment Information

Sidus is a single member LLC with the Bank as the single member.  Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and West Virginia.  The following table details the results of operations for the first six months of 2009 and 2008 for the Company and for Sidus.

	Bank	Sidus	Other	Total
For Six Months Ended June 30, 2009
Interest income	$40,970,512	$2,452,369	$—	$43,422,881
Interest expense	15,237,202	272,389	445,181	15,954,772
Net interest income	25,733,310	2,179,980	(445,181)	27,468,109

Provision for loan losses	26,945,650	61,657	—	27,007,307
Net interest income after provision for loan losses	(1,212,340)	2,118,323	(445,181)	460,802
Other income	4,473,841	7,991,783	416,714	12,882,338
Other expense	25,671,603	4,813,634	361,348	30,846,585
Income before income taxes (benefit)	(22,410,102)	5,296,472	(389,815)	(17,503,445)
Income taxes (benefit)	(8,855,152)	2,065,624	—	(6,789,528)
Net income(loss)	$(13,554,950)	$3,230,848	$(389,815)	$(10,713,917)

Total assets	$2,198,971,893	$130,286,685	$(170,898,916)	$2,158,359,662
Net loans	1,592,849,160	2,004,816	—	1,594,853,976
Loans held for sale	984,500	120,157,024	—	121,141,524
Goodwill	61,565,656	4,943,872	—	66,509,528

For Three Months Ended June 30, 2009
Interest income	$24,409,927	$1,413,407	$—	$25,823,334
Interest expense	7,889,255	140,838	238,761	8,268,854
Net interest income	16,520,672	1,272,569	(238,761)	17,554,480
Provision for loan losses	16,406,910	50,892	—	16,457,802
Net interest income after provision for loan losses	113,762	1,221,677	(238,761)	1,096,678
Other income	2,672,785	4,792,695	141,821	7,607,301
Other expense	16,168,806	2,680,349	204,596	19,053,751
Income (loss) before income taxes (benefit) (loss)	(13,382,259)	3,334,023	(301,536)	(10,349,772)

Income taxes (benefit)	(5,095,528)	1,300,269	—	(3,795,259)
Net income(loss)	$(8,286,731)	$2,033,754	$(301,536)	$(6,554,513)

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

	Bank	Sidus	Other	Total
For the Six Months Ended June 30, 2008
Interest income	$35,688,136	$1,315,986	$—	$37,004,122
Interest expense	16,060,134	557,058	656,842	17,274,034
Net interest income	19,628,002	758,928	(656,842)	19,730,088
Provision for loan losses	2,158,000	—	—	2,158,000
Net interest income after provision for loan losses	17,470,002	758,928	(656,842)	17,572,088
Net gain (loss) on sale of investment securities	(6,525)	—	—	(6,525)
Other income	3,980,238	3,556,678	446,134	7,983,050
Other expense	15,616,841	3,070,565	107,959	18,795,365
Income before income taxes	5,826,874	1,245,041	(318,667)	6,753,248
Income taxes	1,626,445	485,566	—	2,112,011
Net income	$4,200,429	$759,475	$(318,667)	$4,641,237

Total assets	$1,463,540,796	$53,996,839	$(86,436,282)	$1,431,101,353
Net loans	1,060,634,251	—	—	1,060,634,251
Loans held for sale	421,750	46,721,120	—	47,142,870
Goodwill	49,089,430	4,943,872	—	54,033,302

For the Three Months ended June 30, 2008:
Interest income	$18,405,399	$695,591	$—	$19,100,990
Interest expense	7,915,512	239,080	573,307	8,727,899
Net interest income	10,489,887	456,511	(573,307)	10,373,091
Provision for loan losses	1,708,000	—	—	1,708,000
Net interest income after provision for loan losses	8,781,887	456,511	(573,307)	8,665,091
Net gain (loss) on sale of investment securities	(6,525)	—	—	(6,525)
Other income	1,835,835	1,784,383	433,390	4,053,608
Other expense	8,423,190	1,659,322	70,172	10,152,684
Income before income taxes	2,188,007	581,572	(210,089)	2,559,490
Income taxes	605,753	226,813	—	832,566
Net income	$1,582,254	$354,759	$(210,089)	$1,726,924

(1) Note:  Income tax expense has been allocated to the Sidus business segment for comparative purposes.  As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2) Note:  The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($175,000,000 in 2009 and $85,000,000 in 2008), the Bank’s Investment in Sidus ($3,000,000 in 2009 and 2008), and the Bank’s A/R from Sidus ($119,344 in 2009 and $93,390 in 2008).  Also included in this column are Holding Company assets ($1,892,612 in 2009 and $1,657,108 in 2008) and Holding Company income and expenses.

10. Allowance for Loan Losses

The Bank calculated an allowance for loan losses of $46.2 million at June 30, 2009 as compared to $22.4 million at December 31, 2008 based on application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date.  This increase in the allowance and charge-offs totaling $3.3 million resulted in provision expense of $27.0 million for the six months ended June 30, 2009 as compared to $2.2 million for the same period in the prior year. The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.  Out of the $46.2 million in total allowance for

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

loans losses at June 30, 2009, the specific allowance for impaired loans accounted for $12.0 million, up from $3.7 million at year end.  The remaining general allowance, $34.2 million, was attributed to unimpaired loans and was up from $18.7 million at year end.  This increase in the general allowance was driven primarily by increased charge-offs for the rolling eight quarters ended June 30, 2009 as compared to the eight quarter period ended December 31, 2008.  Other model factors that added to the increase in allowance included rising trends in Bank’s past due and nonaccrual loans and rising unemployment rates.  Usually, we expect the general allowance for unimpaired loans to increase when periods of economic weakness are coupled with look-back periods of increasing charged-offs.  Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in rolling eight-quarter average of the Bank’s charged off loans.

Changes in the allowance for loan losses for the six months of 2009 and 2008 are as follows (in thousands):

	June 30, 2009	June 30, 2008
Balance, December 31, 2008 and 2007	$22,355,231	$12,445,555
Charge-offs	(3,323,998)	(723,611)
Recoveries	204,179	353,891
Provision for loan losses	27,007,307	2,158,000
Acquisition of Cardinal	—	1,645,157
Allowance for Loan Losses	$46,242,719	$15,878,992

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	June 30, 2009	December 31, 2008
Impaired loans without a related allowance for loan losses	$5,660,647	$6,942,036
Impaired loans with a related allowance for loan losses	23,993,082	7,496,309
Impaired loans acquired without a related allowance for loan losses	2,848,855	—
Impaired loans acquired with subsequent deterioration and related allowance for loan loss	9,806,158	—
Total impaired loans	$42,308,742	$14,438,345

Allowance for loan losses related to impaired loans	$12,020,196	$3,663,409

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Impaired loans are summarized as follows:

	June 30, 2009	December 31, 2008
Impaired loans:
Nonaccrual	$32,007,774	$13,647,312
Restructured	4,356,674	—
Other impaired loans*	5,944,294	791,033
Total impaired loans	$42,308,742	$14,438,345

Nonaccrual loans	$32,007,774	$13,647,312
Loans past due 90 days and accruing	—	—
Foreclosed real estate	7,769,159	4,017,880
Total Nonperforming Assets	$39,776,933	$17,665,192

*Other impaired loans consists of loans in which regular payments are still received however some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

The following table presents information regarding all loans accounted for under SOP 03-3, which includes the Company’s acquisition of American Community on April 17, 2009:

	Contractual Principal Receivable	Fair Value Adjustment (nonaccretable difference)	Carrying Amount
As of April 17, 2009 acquisition date	$14,513,154	$3,824,951	$10,688,203
Change due to payment received	(61,255)	—	(61,255)
Transfer to foreclosed real estate	(1,470,535)	(247,822)	(1,222,713)
Change due to legal discharge of debt	(498,312)	(498,312)	—
Balance at June 30, 2009	$12,483,052	$3,078,817	$9,404,235

At June 30, 2009, the outstanding balance of SOP 03-3 loans, which includes principal, interest and fees due, was $12,655,013. Each of the SOP 03-3 loans is considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each SOP 03-3 loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

11.  Subsequent Events

In accordance with SFAS 165, “Subsequent Events”, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date.  The evaluation was performed through August 17, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

The Company was a party to legal proceedings and potential claims arising in the normal conduct of business.  The Company was sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who alleged breach of contract.  In addition, the plaintiffs sought liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims.  They also asserted that non-compete provisions of the employment agreements did not apply to their separation.  Both plaintiffs filed for judgment on the pleadings in state court and prevailed.  The Company appealed the orders to the North Carolina Court of Appeals before the trial court had determined damages.  Plaintiffs prevailed before the Court of Appeals and the Company’s further appeal to the North Carolina Supreme Court was denied.   The Supreme Court remanded the case to the trial court for a determination of damages.  On July 9, 2009, the case was settled by confidential agreement of the parties.  The full amount of the settlement had been reserved in prior periods and no additional reserves are deemed necessary.

On July 24, 2009, the Company entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury dated July 24, 2009 pursuant to which the Company issued and sold to Treasury (i) 13,312 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T-ACB, having a liquidation preference of $1,000 per share (the “Series T-ACB Preferred Stock”), and (ii) a ten-year warrant to purchase up to 273,534 shares of the Company’s common stock, par value $1.00 per share (“Common Stock”), at an initial exercise price of $7.30 per share (the “Warrant”), for an aggregate purchase price of $13,312,000 in cash.  The terms of the Series T-ACB Preferred Stock are the same as the CPP preferred stock issued to Treasury on January 16, 2009.  For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on July 27, 2009.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

12. New Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities’ (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Adoption of this standard did not result in a change to the accounting for the Company’s derivative financial instruments but instead resulted in enhanced disclosures which are in the following paragraph.

The Company is exposed to certain risks relating to its ongoing mortgage origination business.  The primary risks managed by derivative instruments are interest rate lock commitments and forward loan sale commitments.  Interest rate lock commitments and forward sales committment are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments.  The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward loans sales commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under SFAS No. 133. The fair value of the Company’s interest rate lock commitments and forward loan sales commitments are based on current secondary market pricing and included on the balance sheet in the loans held for sale and on the income statement in gain on sale of mortgages.  The gain and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement under gains on sale of mortgages.

As of June 30, 2009, the total amount of the Company’s outstanding interest rate lock commitments was approximately $145.4 million. The fair value of interest rate locks and forward sales were $393,296 and $24,698, respectively and were recorded in other assets. Recognition of gains or losses related to the interest rate locks and forward sales are included in other income.

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 which deferred the application of SFAS 157, “Fair Value Measurements” to nonfinancial assets and liabilities measured on a nonrecurring basis until interim and annual periods beginning after November 15, 2008.  The Company applied the full provisions of SFAS 157, “Fair Value Measurements” to its nonfinancial assets measured on a nonrecurring basis during the first quarter of 2009.  The adoption of FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations however it did result in additional disclosure regarding other real estate owned in Note 13 to the consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends SFAS No. 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively.  The adoption FSP FAS 157-4 did not have a material effect on the Company’s financial position or results of operations however it did result in additional disclosures.

On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new accounting pronouncement in the second quarter of 2009.

On April 9, 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses). The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material effect on the Company’s financial position or results of operations however it did result in additional disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS “) No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009. See Note 11 for management’s evaluation of subsequent events.

Recently Issued but not yet Effective Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”).  SFAS 166, which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  Management is still evaluating the impact of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167”).  SFAS 167, which is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This statement is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  Management is still evaluating the impact of SFAS 167.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles— a replacement of FASB Statement No. 162,” (SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.

13. Fair Value

The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, mortgage servicing rights, interest rate lock commitments and forward sale loan commitments are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to lower of cost or market value.

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Interest Rate Locks and Forward Sale Loan Commitments

Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages.  At December 31, 2008, the amount of fair value was considered immaterial for reporting purposes under SFAS 157. At June 30, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $393,296 and $24,698, respectively.

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

Assets (liabilities) subjected to recurring fair value adjustments:

June 30, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$45,356	$—	$45,356	$—
Mortgage backed securities	89,870	—	89,870	—
State and municipal securities	60,877	—	60,877	—
Common and preferred stocks	126	126	—	—
Interest rate lock commitments	393	—	393	—
Forward loan sale commitments	(25)	—	(25)	—
Mortgage servicing rights	1,478	—	—	1,478

December 31, 2008 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$43,650	$—	$43,650	$—
Mortgage backed securities	53,063		53,063
State and municipal securities	41,077		41,077
Common and preferred stocks	23	23	—	—
Mortgage servicing rights	1,745	—	—	1,745

The following table presents a rollforward of mortgage servicing rights from December 31, 2008 to June 30, 2009 and December 31, 2007 to June 30, 2008 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

	Fair Value	Level 3
Balance, December 31, 2008	$1,745,466	$1,745,466
Capitalized	496,538	496,538
Change in fair value	(763,812)	(763,812)
Balance, June 30, 2009	$1,478,192	$1,478,192

	Fair Value	Level 3
Balance, December 31, 2007	$2,000,770	$2,000,770
Capitalized	196,798	196,798
Change in fair value	(719,376)	(719,376)
Balance, June 30, 2008	$1,478,192	$1,478,192

Mortgage Loans Held for Sale

Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.  At June 30, 2009 the cost of the Company’s mortgage loans held for sale was less than the market value.  Accordingly, at quarter end the Company’s loans held for sale were carried at cost.

Impaired Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is  considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Asset subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned at June 30, 2009	$7,769,159		$7,769,159
Impaired loans at June 30, 2009	21,779,044			21,779,044
Impaired loans at December 31, 2008	7,864,055			7,864,055

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The current value of OREO at June 30, 2009 is $7,769,159.

14. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Companies financial assets and liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,098	$45,098	$26,023	$26,023
Investment securities	196,229	196,229	137,814	137,814
Loans and loans held for sale, net	1,715,996	1,702,799	1,215,143	1,266,545
Accrued interest receivable	7,380	7,380	5,442	5,442
Federal Home Loan Bank stock	10,539	10,539	7,877	7,877
Investment in Bank owned life insurance	24,073	24,073	23,608	23,608
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	598,084	598,084	437,464	437,464
Time deposits	1,180,076	1,180,206	717,578	734,012
Borrowed funds	152,756	152,119	207,962	207,344
Accrued interest payable	3,534	3,534	3,554	3,554

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

The investment in bank owned life insurance represents the cash value of the policies at June 30, 2009 and December 31, 2008.  The rates are adjusted annually thereby minimizing market fluctuations

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2009 and December 31, 2008, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

•                  Yadkin Valley’s ability to maintain internal control over financial reporting;

•                  Yadkin Valley’s reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet its liquidity needs;

•                  the rate of delinquencies and amounts of loans charged-off;

•                  the rates of loan growth and the lack of seasoning of our loan portfolio;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military action;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the SEC.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and continuing through the second quarter of 2009, the capital and credit markets have experienced extended volatility and disruption.  In recent months, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations.

Recent Government Actions

On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubled Asset Relief Program and the Capital Purchase Program (the “Capital Purchase Program”) pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. The terms and conditions of the Capital Purchase Program are generally described in the Treasury’s term sheet available on the Treasury’s website at http://www.ustreas.gov. The Company applied for and received approval to participate in the Treasury’s Capital Purchase Program and received $36 million in additional capital.

Another aspect of EESA (in addition to the Capital Purchase Plan) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2013.

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

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

Overview

The following discussion describes our results of operations for the three-month and six-month periods ended June 30, 2009 as compared to the three-month and six-month periods ended June 30, 2008, and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Position

Total assets at June 30, 2009 were $2,158.4 million, an increase of $634.1 million, or 41.6%, compared to assets of $1,524.3 million at December 31, 2008.  The increase included assets acquired from the American Community merger

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

totaling $544.4 million.  Without the additional assets acquired in the merger, assets would have increased $89.3 million or 5.9%. The loan portfolio, net of allowance for losses, was $1,594.9 million including net loans at fair value from the American Community acquisition of $416.3 million at April 17, 2009, compared to $1,165.2 million at December 31, 2008.  Gross loans held for investment increased by $453.5 million, or 38.2%, of which $416.3 million came from the American Community acquisition. Excluding the impact of the American Community acquisition, gross loans held for investment increased by $37.2 million, or 3.1%.  The allowance for loan losses increased $23.9 million driven primarily by increased charge-offs for the rolling eight quarters ended June 30, 2009 as compared to the eight quarter period ending December 31, 2008, rising trends in the Bank’s past due and nonaccrual loans, and the state’s rising unemployment rates.

Loan growth concentration was divided within the following categories.  Commercial loans increased by $65.3 million with $58.3 million acquired at the American Community merger.  Commercial real estate loans increased by $123.1 million with $99.4 million acquired at the American Community merger.  Construction and land development loans increased by $149.9 million with $131.9 million acquired at the American Community merger. Home equity lines of credit increased $53.4 million with $47.8 million acquired at the American Community merger. Consumer loans increased by $11.1 million with $12.9 million acquired at the American Community merger.  Loans were funded by certificates of deposit (“CODs”), negotiable orders of withdrawal (“NOW”), money market deposits, and borrowings.  The Bank promoted one or more special COD rates throughout the period.

Mortgage loans held for sale increased by $71.2 million, or 142.6%, from December 31, 2008 to June 30, 2009 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained.  These loans are normally held for a period of two to three weeks before being sold to investors.  The timing of the loans closed within each month allowed the Bank to sell more of its outstanding loans at December 31, 2008 than at June 30, 2009.  Mortgage loans closed in the first six months of 2009 ranged from a low of $150.7 million in January to a high of $225.4 million in March and totaled $1,140.1 million.  In first half of 2008, total loans closed were $525.4 million.  Mortgage loans sold during the six months ended June 30, 2009 totaled $1,069.4 million compared to $531.3 million during the same period in the prior year. During April, 2008, Sidus expanded its footprint along the East Coast by entering into six new states in the New England area. This, along with the drop in mortgage interest rates, contributed to the increase in gains on sales of mortgages and to the increased volume in mortgage loans originated and sold.

The securities portfolio increased from $137.8 million at December 31, 2008, to $196.2 million at June 30, 2009, an increase of 42.4%, with $71.7 million acquired in the American Community merger.  The portfolio is comprised of securities of other US government agencies (23.1%), mortgage-backed securities (45.8%), state and municipal securities (31.0%), and publicly traded common and preferred stocks (0.1%).  Temporary investments, including deposits at the Federal Home Loan Bank and federal funds sold, increased from approximately $469,000 at December 31, 2008 to $2.8 million at June 30, 2009.

Other assets increased $21.1 million due largely to in the purchase of American Community, of which $7.0 million was related to deferred tax assets and income tax receivables.  Other real estate owned (OREO) increased $3.8 million with $433,000 attributable to the American Community merger and additional investments made in the amount.  The Company evaluates the Banking and Sidus segments for impairment on an annual basis at April 30 and October 1, respectively.  The Company performed an interim goodwill impairment test because the market price of the Company’s stock was below book value at the balance sheet date. Upon evaluation management determined that no impairment existed in the banking or Sidus segment.  However, no assurance can be made that the Company will not have an impairment in the banking or Sidus reporting units in the future.

Deposits increased $623.1 million, or 54.0%, comparing June 30, 2009 to December 31, 2008. Deposits totaling $439.9 million were attributable to the American Community acquisition.  Overall, noninterest-bearing demand deposits increased $48.3 million, or 31.4%, which includes the $50.2 million from the American Community

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

acquisition. NOW, savings, and money market accounts increased $112.3 million, or 39.6%, with American Community contributing $82.6 million. Certificates of deposit (“CODs”) over $100,000 increased $221.3 million, or 66.4%, and other CODs increased $241.2 million, or 62.8%.  American Community contributed $ CODs, with the remaining increase primarily due to increases in brokered deposits.  Excluding American Community, the largest increase in interest-bearing deposits was in the money market. NOW accounts and savings.

Borrowed funds decreased $55.2 million or 26.6 % comparing June 30, 2009 to December 31, 2008.  Advances from the FHLB decreased $72.6 million excluding the $26.0 million in FHLB advances acquired from American Community, for a net decrease in FHLB advances of $46.6 million.  Repurchase agreements increased $22.1 million, with $16.9 million added in the American Community merger, and overnight borrowings decreased $14.5 million.  Long term borrowings included $34.9 million in trust preferred securities and advances from the FHLB of $7.0 million.  The American Community merger added $10.3 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033.  Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.

Other liabilities increased by $12.4 million, or 152.8%, from December 31, 2008 to June 30, 2009. Of that increase, $5.7 million was attributable to the other liabilities acquired from the purchase of American Community.  An additional $3.4 million was accrued in 2009 for the legal settlement discussed in the subsequent events footnote and accruals for FDIC assessments increased $1.6 million.

At June 30, 2009, total stockholders’ equity was $203.5 million or a book value of $10.48 per common share compared to $149.6 million or a book value of $12.97 per share at year-end December 31, 2008.  The tangible book values per common share at June 30, 2009 and December 31, 2008 were $5.93 and $7.93, respectively.  At June 30, 2009, the Company was in compliance with all existing regulatory capital requirements to maintain its status as a well-capitalized bank. The Company’s equity to assets ratio and total risk-based capital ratio were 9.4% and 10.25%, respectively, at June 30, 2009.  These ratios have changed since December 31, 2008, when the equity to assets ratio was 9.8% and the total risk based capital ratio was 10.17%. During the six-month period ended June 30, 2009, the Company did not repurchase any shares of its common stock.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing.  The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 14.6% at June 30, 2009 compared to 11.9% at December 31, 2008.  Additional liquidity is provided by $161.2 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $85.5 million available for use as a source of collateral.  At June 30, 2009, brokered deposits totaled $192.6 million, or 10.6% of total deposits, and consisted of certificates of deposit totaling $99.3 million and NOW public funds totaling $3.2 million.  Brokered certificates of deposit are primarily short-term with maturities of six months or less.

The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At June 30, 2009, the balance of funds acquired through the One-Way Buy product totaled $70.4 million. The Bank obtained funding from out of market customers through other deposit brokers totaling $99.3 million.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report.  At June 30, 2009, CDARS® reciprocal deposits totaled $19.7 million.

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

The mortgage loans held for sale by Sidus are funded by short-term borrowings and brokered deposits.  Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve.  The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus loans are based on the one month point on the LIBOR yield curve.  While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus.  Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin.  The yield curve for the first six months of 2009 was generally steeper than it was for the first six months of 2008, and as expected, Sidus’ net interest margin increased by 27 basis points from the second quarter of 2008 to the second quarter of 2009 and by 24 basis points from the first six months of 2008 to the first six months of 2009.

The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed.  The Company has no market risk sensitive instruments held for trading purposes.  The Company’s exposure to market risk is reviewed regularly by management.

Results of Operations

Net loss for the three-month period ended June 30, 2009 was $6.5 million, compared to net income of $1.7 million in the same period of 2008.  Basic and diluted earnings (loss) available to common shareholders per common share were $(0.46) for the three-month period ended June 30, 2009.  Basic and diluted earnings per common share were $0.15 for the three-month period ended June 30, 2008.  On an annualized basis, second quarter results represent a return on average assets of (1.27%) at June 30, 2009 compared to (0.69%) at December 31, 2008 and 0.49% at June 30, 2008, and a return on average equity of (12.81%) compared to (6.64%) at December 31, 2008 and 4.57% at June 30, 2008.

Net loss for the six-month period ended June 30, 2009 was $10.7 million, compared to net income of $4.6 million in the same period of 2008, a decrease of 330.8%.  Basic and diluted earnings (loss) available to common shareholders per common share were $(0.87) for the six-month period ended June 30, 2009.  Basic and diluted earnings per common share were $0.42 for the six-month period ended June 30, 2008.  On an annualized basis, year-to-date results

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

represent a return on average assets of (1.19%) at June 30, 2009 compared to 0.72% at June 30, 2008, and a return on average equity of (10.66%) compared to 6.45% at June 30, 2008.

Net Interest Income

Net interest income, the largest contributor to earnings, increased $7.2 million or 69.2% to $17.6 million in the second quarter of 2009, compared with $10.4 million in the same period of 2008. Net interest income earned by the recently acquired American Community region was $2.3 million for April 17, through June 30, 2009, the period following the merger.  The net interest margin increased to 3.80% in the second quarter of 2009 from 2.87% in the first quarter of 2009 and from 3.34% in the second quarter of 2008.

Net interest income for the six-month period ended June 30, 2009 increased to $27.5 million from $19.7 million when compared to the same period in 2008. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired American Community region of $2.3 million for the period. The net interest margin declined to 3.37% in the first six months of 2009 from 3.44% in the first six months of 2008.

The margin decline year over year was driven by a higher concentration of interest bearing liabilities in overall funding in the first six months of 2009 as compared to 2008 which more than offset the benefit of a higher interest spread in 2009 as compared to 2008.  A comparison of the first six months of 2009 and 2008 shows that yield on earning assets decreased by 108 basis points which was offset by a decrease of 126 basis points in the cost on interest bearing liabilities.  The decline in yield on earning assets was attributable to the yield on loans which declined by 118 basis points in the first half of 2009 as compared to the first half of 2008.  Variable rate loans that reprice within three months together with fixed rate loans that mature within three months comprised 40.1% of total loans held for investment at June 30, 2009, down from 49.4% at June 30, 2008.  The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.  After period of about three months following a rate decrease, the Company’s net interest margin should begin to increase assuming a constant mix of asset and liability categories. The Company’s internal management reports indicate that the monthly net interest margin, excluding the impact of Sidus, reached its lowest point for the quarter during May and began to rise in June.  Comparing the linked second and first quarters of 2009, the net interest margin increased by 89 basis points due primarily to the accretion of fair market valuations of loans and deposits acquired in the merger with American Community.  Excluding the impact of merger related accretion, the net interest margin expanded by 3 basis points on linked quarter basis in the second quarter.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Average Balance Sheets and Net Interest Income Analysis

(Dollars in Thousands)

(Unaudited)

Six Months Ended:

	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$4,309	$2	0.09%	$3,394	$37	2.19%
Interest bearing deposits	6,199	21	0.68%	9,800	139	2.84%
Investment securities (1)	172,262	3,832	4.49%	144,036	3,736	5.15%
Total loans (1,2)	1,488,518	40,037	5.42%	1,017,687	33,515	6.60%
Total average earning assets (1)	1,671,288	43,892	5.30%	1,174,917	37,427	6.38%
Noninterest earning assets	149,294			126,125
Total average assets	$1,820,582			$1,301,042

INTEREST BEARING LIABILITIES
NOW and money market	$295,754	$1,515	1.03%	$223,633	$2,013	1.81%
Savings	43,236	57	0.27%	36,597	109	0.60%
Time certificates	912,012	12,976	2.87%	603,561	13,071	4.34%
Total interest bearing deposits	1,251,002	14,548	2.35%	863,791	15,193	3.53%
Repurchase agreements sold	55,715	341	1.23%	47,681	628	2.64%
Borrowed funds	130,039	1,066	1.65%	78,556	1,453	3.71%
Total interest bearing liabilities	1,436,756	15,955	2.24%	990,028	17,274	3.50%

Noninterest bearing deposits	168,093			152,462
Stockholders’ equity	202,766			144 234
Other liabilities	12,967			14 ,318
Total average liabilities and stockholders’ equity	$1,820,582			$1,301 042
NET INTEREST INCOME/YIELD (3,4)		$27.884	3.37%		$20,153	3.44%

INTEREST SPREAD (5)			3.05%			2.89%

1. Interest income and yields related to securities and loans exempt from Federal income taxes are stated on a fully tax equivalent basis, assuming a Federal income tax rate of 34%, reduced by the nondeductible portion of interest expense

2. The loan average includes loans on which accrual of interest has been discontinued.

3. Net interest income is the difference between interest income from earning assets and interest expense.

4. Net interest margin is net interest income divided by total average earning assets.

5. Interest spread is the difference between the average interest rate received on earning assets and the average rate paid on interest bearing liabilities.

Provisions and Allowance for Loan Losses

Adequacy of the allowance or reserve for loan losses of the Bank is a significant estimate that is based on

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

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

The Bank calculated an allowance for loan losses of $46.2 million at June 30, 2009 as compared to $22.4 million at December 31, 2008 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date.  The combination of this increase in the estimated allowance and $3.3 million in charge-offs resulted in provision expense of $27.0 million for the six months ended June 30, 2009 as compared to $2.2 million for the same period in the prior year. The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.  Out of the $46.2 million in total allowance for loan losses at June 30, 2009, the specific allowance for impaired loans accounted for $12.0 million, up from $3.7 million at year end.  The remaining general allowance, $34.2 million, was attributed to unimpaired loans and was up from $18.7 million at year end.  This increase in the general allowance was driven primarily by increased charge-offs for the rolling eight quarters ended June 30, 2009 as compared to the eight quarter period ending December 31, 2008.  Other model factors that added to the allowance included rising trends in the Bank’s past due and nonaccrual loans and rising unemployment rates.  Usually, we expect the general allowance on unimpaired loans to increase when periods of economic weakness are coupled with look-back periods of increasing charged-offs.  Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in the rolling eight-quarter average of the Bank’s charged off loans.

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of June 30, 2009. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market and the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense. Net loan charge offs (recoveries) were $3,119,819, or 0.46% (annualized), of average loans held for investment, for the six months ending June 30, 2009 compared to $369,720, or 0.07% (annualized), of average loans held for investment, for the six months ending June 30, 2008.  We believe the Bank’s delinquency ratio was higher than our peer group averages at June 30, 2009, while our net charge-offs as a percentage of average loans were lower than the peer group for the first half of the year.  The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all categories of loans.

As of June 30, 2009, the allowance for loan losses was $46.2 million, or 2.82%, of gross loans held for investment.  This allowance level compares with $22.4 million, or 1.88%, of loans held for investment at December 31, 2008, and $15.9 million, or 1.48%, at June 30, 2008.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Nonperforming Assets

Total non-performing assets increased from $17.7 million to $39.8 million and from 1.16% to 1.84% of total assets as of December 31, 2008 and June 30, 2009, respectively, with $13.1 million related to the acquisition of American Community. Total other real estate owned (“OREO”) increased from approximately $4.0 million at December 31, 2008 to $7.8 million at June 30, 2009.  Total nonaccrual loans increased from $13.6 million at December 31, 2008 to $32.0 million at June 30, 2009.  The increases in nonaccrual loans, impaired loans, and OREO are the result of some economic softening in our markets during the past three months.   We have analyzed our non-performing loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan.  We have downgraded loans for which the probability of collection is more uncertain and written down OREO property values where net realizable values have declined.

The largest amount of nonaccrual loans for one customer totaled $2.1 million for a commercial, non-real estate loan for which $1.9 million was specifically assigned to the allowance. Nonaccrual loans also included two other relationships totaling $1.8 million and $1.9 million for commercial real estate and construction loans with specific allowances of $320,000 and $110,000, respectively.  These loans were placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and dismal future industry outlook.  The following table is a breakdown of all nonaccrual loans by type:

	June 30, 2009		December 31, 2008
Loan Type	Balance	% of Total Nonaccrual Loans	Balance	% of Total Nonaccrual Loans
Construction	$15,982,233	49.9%	$4,681,054	32.4%
Commercial, financial and agricultural	3,583,293	11.2%	4,425,514	30.6%
Mortgage	3,983,520	12.4%	2,955,854	20.5%
Commercial real estate	8,176,995	25.5%	2,194,317	15.2%
Installment loans	253,395	0.8%	166,570	1.2%
Open end, unsecured	28,337	0.1%	15,036	0.1%
Total	$32,007,773	100.0%	$14,438,345	100.0%

All loans over 90 days are put on nonaccrual and stop accruing interest.  In addition, loans are placed on nonaccrual status if, based on current information, circumstances, or events, we believe it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Nonaccrual loan relationships with balances of at least $100,000 will be considered impaired and evaluated for specific allowances as needed.  Occasionally, accruing loan relationships may be determined to be impaired under certain circumstances such as declines in collateral values that indicate a probable loss if, at a later date, the borrower is unable to make payments on time.  When a nonaccrual loan has paid according to the schedule for at least six months and the customer demonstrates the intent and ability to continue to pay in a timely manner, the Bank will begin accruing interest, and it will no longer be considered impaired.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets.  Total noninterest income increased approximately $3.6 million, or 87.3%, comparing the second quarters of 2009 and 2008. Total noninterest income increased approximately $4.9 million, or 61.5%, at June 30, 2009 compared to noninterest income at June 30, 2008. The fluctuations in the income categories that make up noninterest income are as follows:

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

•  Quarter to date service charges on deposit accounts increased $470,000 due mainly to income from American Community of $461,000. Service charges, excluding American Community, increased $42,000.  A decrease in NSF fee income of $33,000 offset the increases.

Year to date increases in service charges on deposit accounts of $508,000 included income from American Community of $461,000 and an increase in service charges, excluding American Community, of $24,000 and increases in NSF fees of $23,000.

•  Quarter to date other service fee income increased by approximately $488,000 due to increases in the commission income for mortgage originations and investment fee income of $379,000 and increases in merchant fee income and credit card user fees of $29,000.

Year to date other service fee income increased approximately $689,000. Commission income for mortgage originations increased $437,000 and investment fee income, earned by the brokerage division, Main Street Investment Services, Inc., increased by approximately $64,000.   Merchant fee income also increased $92,000.

•  Quarter to date results show an increase in net gain in the sale of mortgages of approximately $3,017,000 or 169.1% as total loans originated and sold increased. The decline in conventional mortgage rates during the quarter resulted in a significant increase in mortgage loans originated from $267 million in the second quarter of 2008 to $577 million in the second quarter of 2009.

Year to date, gain on sale of mortgage loans increased by approximately $4,444,000 or 125.0%.

•  Income on investment in bank-owned life insurance (“BOLI”) increased only slightly by 0.55% for the quarter to date and decreased slightly by 0.62% for the year to date.

•  Mortgage banking income decreased approximately $276,000 or 403.2% to a loss for the quarter of $207,212 due in part to the valuation adjustment to mortgage servicing rights (“MSR”) to reflect a steady decline in the average serviced mortgage balances and a drop in the servicing fees received. The decline in serviced mortgage balances was attributed to the market rate decreases that resulted in serviced mortgage customers refinancing.

•  Other income decreased by approximately $145,000 or 625.9% for the quarter and $147,000 or 227.6% for the year mainly due to losses on the sale of other real estate owned of $80,000 and $68,000, respectively, and the reduction in dividend income from the FHLB.

Noninterest Expense

Total noninterest expenses were $19.0 million for the second quarter of 2009, compared to $10.1 million in the same period of 2008, an increase of $8.9 million, or 87.7%. Total noninterest expenses were $30.8 million for the six months ended June 30, 2009, compared to $18.8 million for the same period of 2008, an increase of $12.1 million, or 64.1%.

The following is a summary of the fluctuations for the quarter and six months ended June 30, 2009 as compared to June 30, 2008.

•           Quarter-to-date salaries and employee benefit expenses increased by $3.3 million or 64.4%.  The major components of the $3.3 million increase are summarized as follows.  Salaries and wages increased by $2.3 million, with $1.7 million related to the American Community acquisition.  The increase in Sidus’ salaries of $0.4 million was attributable to the additional staff necessary to process the increased mortgage loan volume.  Salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, increased $176,000, directly offsetting the increase in wages. These increased cost deferrals were a product of

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

increases in (1) loan volume and (2) cost per loan (held for investment) that was deferred.  Accruals for the mortgage lending subsidiary’s bonus incentive plan increased $412,000 based on performance measures.  Other personnel expenses increased by $115,000, primarily for (1) post-retirement benefit accruals from split-dollar policies and for (2) expenses associated with operating the American Community division after its acquisition.  In the aggregate, employee group insurance expense increased by $109,000, payroll taxes by $173,000, and 401(k) matching contributions by $61,000.  Most of the increases in these categories were associated with the addition of previous American Community employees.  Commission expenses increased by $207,000 as mortgage origination production at the Bank increased.

Year-to-date increases in salaries and employee benefits were $4.0 million or 40.5% for same reasons as discussed above.

•           Quarter-to-date occupancy and equipment expenses increased by $548,000 or 42.4%.  The increase attributable to the addition of the American Community branches was $446,000, with the remaining 7.9% increase attributable to normal recurring increases in costs.

Year-to-date increases in occupancy and equipment expenses increased by $899,000, or 39.6%, for the same reasons as discussed above.

•           Printing and supplies increased by $77,000, or 39.2%, comparing second quarter 2009 with second quarter 2008. The increase attributable to the addition of the American Community branches was $19,000.  Certain training and merger supplies required for the June 2009 conversion of American Community files increased the printing and supplies cost also.

Year-to-date increases in printing and supplies increased $124,000, or 32.5%, for reasons discussed above.

•           Quarter-to-date data processing expense increased $156,000, or 57.6%, with $193,000 attributable to American Community processing expenses.  Excluding American Community, data processing expense decreased by $37,000 due to the residual data processing costs for the Cardinal branches in 2008.

Year—to-date data processing expense increased $177,000, or 46.1%, for same reasons as discussed above.

•           Quarter-to-date communication expense increased $52,000, or 18.6%, with $56,000 attributable to American Community expenses.

Year—to-date communication expense increased $166,000, or 34.1%, with $56,000 attributable to American Community expenses.  Excluding American Community, communication expense increased $110,000 partially due to the installation of a new communication system and training provided. Additional expenses related to the Cardinal acquisition of $52,000 which occurred after the first quarter of 2008 also attributed to the increase.

•           Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002, High Country Financial Corporation in 2004, Cardinal State Bank in 2008, and American Community Bancshares, Inc in 2009, increased $114,000, or 48.5%, for the quarter and $152,000, or 36.0%, for the year due to the purchase of American Community on April 17, 2009.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

•           Quarter-to-date and year-to-date FDIC assessment expenses increased $1.6 million and $2.2 million, respectively, due to additional assessments imposed by the FDIC including a one-time assessment of $1.0 million.

•           Quarter to date, other operating expenses increased approximately $3.0 million or 122.0% with American Community contributing $262,000 of the increase. The largest increases were in the following categories:  merger expenses incurred in the acquisition of American Community of $2.1 million, attorney fees (up $529,000), accounting fees due to additional services (up $146,000); outside professional service fees, including transfer agent fees, (up $142,000); loan collection expense (up $115,000); and advertising (up $59,000) for special promotions and projects.

Year to date, other operating expenses increased $4.0 million or 93.0% with American Community contributing $262,000. The largest increases were in the following categories:  merger expenses incurred in the acquisition of American Community of $2.2 million, attorney fees (up $600,000), accounting fees (up $57,000); advertising (up $253,000); outside professional service fees, including transfer agent fees, (up $298,000); loan collection expense (up $163,000); and contributions (up $99,000).

Income Tax Expense

Income tax benefit for the second quarter of 2009 was $3.8 million compared to income tax expense of $833,000 in the second quarter of 2008, a decrease of 555.9%.  The effective tax rate for the second quarter of 2009 was (36.7%) compared to 32.5% for the same period of 2008.

Income tax benefit for the six month period ended June 30, 2009 was $6.8 million compared to income tax expense of $2.1 million for the same period of 2008, a decrease of 421.5%.  The effective tax rate for the six months ended June 30, 2009 was (38.8%) compared to 31.3% in the same period of 2008.  The effective tax rate decrease was attributable to increased nontaxable investment income and reduced annualized net income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations.  The information contained in Item 2 in the section captioned “Liquidity, Interest Rate Sensitivity and Market Risk” is incorporated herein by reference.  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. The auquisition of American Community and expansion into new market areas in North and South Carolina have marketing risks that are mitigated by retaining the American Community brand name in these markets. Credit risk associated with loans acquired in the merger are part of the overall discussion of credit risk in the sections captioned “Provision and Allowance for Loan Losses” and “Non-Performing Assets.”

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

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

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A of our 2008 Annual Report on Form 10-K, we have identified the following material weaknesses as of December 31, 2008:

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

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

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

•      We will develop a formal procedure for recommending and approving any changes to the allowance for loan loss model to ensure that such changes are appropriate. Controls over completeness and accuracy of the model were strengthened during the quarter, especially with regard to calculation of specific allowances for impaired loans.  In addition review controls were improved for the calculation of historical loss factors, calculation of unimpaired watch list loan amounts, and calculation of ratios used for estimating the impact of environmental factors for the general allowance for unimpaired loans.

•      We will continue to assess and strengthen current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.

•      We expect to enhance financial reporting resources by adding personnel from the merger with American Community Bancshares, Inc. In addition, a review of the staffing resources that are needed to support accurate, complete, and timely financial reporting according to generally accepted accounting principles was completed and approved by the audit committee. A proposal for remediation was submitted to the Audit Committee in June 2009. This proposal include documentation of the process enhancements and personnel responsible for both preparation and review. Implementation began immediately thereafter, and was completed for application during the second quarter of 2009.  Management continues to evaluate its financial reporting process for possible improvements in efficiency while maintaining completeness and accuracy.

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

Changes in Internal Control over Financial Reporting

The only changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are summarized above in the description of our material weaknesses in internal control over financial reporting, as well as the ongoing remediation efforts described above.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Changes in Internal Control over Financial Reporting

The only changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are summarized above in the description of our material weaknesses in internal control over financial reporting, as well as the ongoing remediation efforts described above.

Part II. Other Information

Item 1.    Legal Proceedings.

The Company was a party to legal proceedings and potential claims arising in the normal conduct of business.  The Company was sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who alleged breach of contract.  In addition, the plaintiffs sought liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims.  They also asserted that non-compete provisions of the employment agreements did not apply to their separation.  Both plaintiffs filed for judgment on the pleadings in state court and prevailed.  The Company appealed the orders to the North Carolina Court of Appeals before the trial court had determined damages.  Plaintiffs prevailed before the Court of Appeals, and the Company’s further appeal to the North Carolina Supreme Court was denied.   The Supreme Court remanded the case to the trial court for a determination of damages.  On July 9, 2009, the case was settled by confidential agreement of the parties.  The full amount of the settlement had been reserved in prior periods and no additional reserves are deemed necessary.

Item 1A. Risk Factors.

Other than as described elsewhere in this Form 10-Q, there were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2009, the Company entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury dated July 24, 2009 pursuant to which the Company issued and sold to Treasury (i) 13,312 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T-ACB, having a liquidation preference of $1,000 per share (the “Series T-ACB Preferred Stock”), and (ii) a ten-year warrant to purchase up to 273,534 shares of the Company’s common stock, par value $1.00 per share (“Common Stock”), at an initial exercise price of $7.30 per share (the “Warrant”), for an aggregate purchase price of $13,312,000 in cash.  The terms of the Series T-ACB Preferred Stock are the same as the CPP preferred stock issued to Treasury on January 16, 2009.  For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on July 27, 2009.

Item 4.  Submission of Matters to Vote of Security Holders

Special Meeting of Shareholders

At the Company’s special meeting of shareholders held on April 16, 2009, our shareholders approved the merger with American Community Bancshares, Inc.  The tabulation of votes on this matter was:  For - 6,090,778, Against - 3,248,082, and Abstained — 101,794.  There were no broker non-votes.

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Annual Meeting of Shareholders

The Annual Meeting of the Shareholders was held on June 29, 2009.  Of 16,129,620 shares entitled to vote at the meeting, 12,823,125 voted.  The following matters were voted on at the meeting.

Proposal 1:           Shareholders elected J. T. Alexander, Jr., Ralph L. Bentley, Nolan G. Brown, Faye E. Cooper, Harry M. Davis, James A. Harrell, Jr., Dan W. Hill III, William A. Long, James L. Poindexter, Morris L. Shambley, James N. Smoak, Harry C. Spell, C. Kenneth Wilcox, Thomas J. Hall, Larry S. Helms, Randy P. Helton, Peter A. Papas, and Alison J. Smith to serve one-year terms on the Board of Directors or until their successors are elected and qualified.  Votes for each nominee were as follows:

Name	For	Withheld
J. T. Alexander, Jr.	11,288,782	1,534,343
Ralph L Bentley	11,159,687	1,663,438
Nolan G. Brown	11,605,766	1,217,359
Faye E. Cooper	11,185,008	1,638,117
Harry M. Davis	11,132,517	1,690,608
James A. Harrell, Jr.	11,516,643	1,306,482
Dan W. Hill III	11,687,095	1,136,030
William A. Long	11,450,321	1,372,804
James L. Poindexter	11,988,150	832,975
Morris L. Shambley	11,806,006	1,017,119
James N. Smoak	10,932,905	1,890,220
Harry C. Spell	11,622,027	1,201,098
C. Kenneth Wilcox	11,773,744	1,049,381
Thomas J. Hall	11,731,029	1,092,096
Larry S. Helms	11,724,408	1,098,717
Randy P. Helton	11,501,085	1,322,040
Peter A. Papas	11,765,186	1,057,939
Alison J. Smith	11,726,826	1,099,299

Proposal 2:           Shareholders approved the compensation of the named executive officers of the Corporation as determined by the Nominating and Compensation Committee of the Board of Directors by the following votes:

For	Against	Withheld
10,627,669	1,855,038	340,418

There were no other matters voted on by the Company’s shareholders at our 2009 annual shareholder meeting.

Item 6.  Exhibits

Exhibit #	Description

3.1	Amended and Restated Bylaws of Yadkin Valley Financial Corporation dated July 16, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 21, 2009).

3.2

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T-ACB Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 27, 2009).

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

4.1	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 27, 2009).

4.2	Form of Series T-ACB Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 27, 2009).

10.1	American Community Bancshares 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 11, 2008).

10.2	American Community Bancshares 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed April 11, 2008).

10.3

Letter Agreement, dated July 24, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2009).

10.4	ARRA Side Letter Agreement, dated July 24, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2009).

10.5

Form of Waiver, executed by each of Messrs. John M. Brubaker, Edwin E. Laws, William A. Long, John W. Mallard, and Steven S. Robinson (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2009).

10.6

Form of Letter Amendment, executed by each of Messrs. John M. Brubaker, Edwin E. Laws, William A. Long, John W. Mallard, Jr., and Steven S. Robinson with the Company (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009

Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation

BY:	/s/ William A. Long
William A. Long, President and Chief Executive Officer

BY:	/s/ Edwin E. Laws
Edwin E. Laws, Executive Vice Presidents and Chief Financial Officer

August 19, 2009

Yadkin Valley Financial Corporation

Form 10-Q Quarterly Report June 30, 2009