Form 10-Q
period 2009-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2009-11-05
CIK 1366367

US Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Common shares outstanding as of November 4, 2009, par value $1.00 per share, were 16,129,640.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income (Loss) Three and Nine Months Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Comprehensive Income (Loss) Three and Nine Months Ended September 30, 2009 and 2008	5

Condensed Consolidated Statement of Shareholders’ Equity Nine Months Ended September 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2009 and 2008	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48-49

Item 4. Controls and Procedures	49-51

Part II. Other Information

Item 1. Legal Proceedings	51

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	51

Item 6. Exhibit Index	52

Signatures	53

Exhibits

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008*

ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$70,702,266	$22,553,561
Federal funds sold	723	58,000
Interest-bearing deposits	2,984,412	3,410,977
TOTAL CASH AND CASH EQUIVALENTS	73,687,401	26,022,538

SECURITIES AVAILABLE FOR SALE-At fair value (Amortized cost $186,467,810 in 2009 and $134,533,342 in 2008)	191,422,660	137,813,529

GROSS LOANS	1,646,326,304	1,187,568,945
Less: Allowance for loan losses	(54,269,997)	(22,355,231)
NET LOANS	1,592,056,307	1,165,213,714

LOANS HELD FOR SALE	46,910,701	49,929,375

ACCRUED INTEREST RECEIVABLE	7,648,538	5,441,754

PREMISES AND EQUIPMENT, NET	44,272,020	33,899,915

FORECLOSED REAL ESTATE	9,366,226	4,017,880

FEDERAL HOME LOAN BANK STOCK, AT COST	10,539,400	7,876,800

INVESTMENT IN BANK-OWNED LIFE INSURANCE	24,308,463	23,607,675

GOODWILL	4,943,872	53,502,887

CORE DEPOSIT INTANGIBLE (net of accumulated amortization of $5,997,292 in 2009 and $4,869,974 in 2008)	6,524,569	4,660,116

OTHER ASSETS	39,992,168	12,301,838

TOTAL ASSETS	$2,051,672,325	$1,524,288,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing demand deposits	$205,674,124	$153,573,487
Interest-bearing deposits:
NOW, savings, and money market accounts	413,694,450	283,890,757
Time certificates:
Over $100,000	549,492,607	333,375,040
Other	577,883,703	384,202,791
TOTAL DEPOSITS	1,746,744,884	1,155,042,075

SHORT-TERM BORROWINGS	57,263,715	169,111,959

LONG-TERM BORROWINGS	79,002,082	38,849,795

ACCRUED INTEREST PAYABLE	3,389,367	3,554,522

OTHER LIABILITIES	16,163,082	8,085,348

TOTAL LIABILITIES	1,902,563,130	1,374,643,699

SHAREHOLDERS’ EQUITY
Common stock (a)	16,129,640	11,536,500
Preferred stock (b)	46,018,226	—
Surplus (c)	118,135,566	88,030,481

Retained earnings (deficit)	(34,241,635)	48,070,348
Accumulated other comprehensive income	3,067,398	2,006,993
TOTAL SHAREHOLDERS’ EQUITY	149,109,195	149,644,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,051,672,325	$1,524,288,021

(a)        $1.00 par value, authorized 20,000,000 shares; issued 16,129,640 in 2009 and 11,536,500 in December 2008.

(b)        1,000,000 shares of authorized, no par value preferred stock of which 49,312 shares are issued and outstanding in 2009 and none in 2008.

(c)         Includes ten-year warrants with an allocated fair value of $1.7 million and $1.8 million at issuance to purchase up to 385,990 shares and 273,534 shares of common stock, $1.00 par value, at an initial price of $13.99 per share and $7.30 per share, respectively.

See notes to condensed consolidated financial statements

* Derived from audited consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$24,730,726	$17,552,428	$64,694,447	$50,989,199
Interest on federal funds sold	19,305	8,195	21,554	45,071
Interest on securities:
Taxable	1,310,988	1,334,959	3,848,993	3,984,590
Non-taxable	565,829	381,658	1,463,437	1,123,390
Interest-bearing deposits	9,928	161,331	31,226	300,443
Total interest income	26,636,776	19,438,571	70,059,657	56,442,693

INTEREST EXPENSE
Time deposits of $100,000 or more	4,516,603	2,950,752	11,351,454	8,633,227
Other deposits	3,004,546	4,594,436	10,717,517	14,104,850
Borrowed funds	734,374	1,268,265	2,141,324	3,349,410
Total interest expense	8,255,523	8,813,453	24,210,295	26,087,487

NET INTEREST INCOME	18,381,253	10,625,118	45,849,362	30,355,206

PROVISION FOR LOAN LOSSES	18,285,660	1,334,000	45,292,967	3,492,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	95,593	9,291,118	556,395	26,863,206

NONINTEREST INCOME
Service charges on deposit accounts	1,576,817	1,171,772	4,159,462	3,246,318
Other service fees	1,189,285	858,162	3,619,091	2,598,978
Net gain on sales of mortgage loans	2,750,707	1,872,365	10,751,489	5,429,043
Net loss on investment securities	—	6,549	—	(26)
Income on investment in bank owned life insurance	235,238	237,759	700,788	706,221
Mortgage banking income (loss)	6,971	(10,878)	(507,204)	67,229
Other income	94,111	61,111	162,902	208,642
Total noninterest income	5,853,129	4,196,840	18,886,528	12,256,405

NONINTEREST EXPENSE
Salaries and employee benefits	7,761,861	5,136,319	21,688,130	15,051,823
Occupancy and equipment expenses	1,858,092	1,307,042	5,027,659	3,577,635
Printing and supplies	345,300	176,085	849,479	556,617
Data processing	348,996	217,010	908,956	600,420
Communication expense	371,936	271,657	1,023,982	757,975
Advertising and marketing expense	357,385	445,138	946,415	780,945
Amortization of core deposit intangible	326,954	228,717	901,921	651,582
FDIC assessment expense	973,461	199,489	3,432,549	442,665
Acquisition related costs	291,601	—	2,593,655	—
Attorney fees	468,548	110,971	991,747	239,977
Accounting fees	438,687	81,970	947,627	533,777
Other than temporary impairment of securities	175,405	972,800	354,898	972,800
Goodwill impairment	61,565,768	—	61,565,768	—
Net loss on other real estate owned	1,217,922	166,349	1,368,983	249,389
Other	2,421,242	1,586,385	7,319,035	5,362,732
Total noninterest expense	78,923,158	10,899,932	109,920,804	29,778,337

INCOME (LOSS) BEFORE INCOME TAXES	(72,974,436)	2,588,026	(90,477,881)	9,341,274

INCOME TAX EXPENSE (BENEFIT)	(4,715,553)	795,271	(11,505,081)	2,907,282

NET INCOME (LOSS)	(68,258,883)	1,792,755	(78,972,800)	6,433,992

Preferred stock dividend and amortization of preferred stock discount	708,079	—	1,681,079	—

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(68,966,962)	$1,792,755	$(80,653,879)	$6,433,992

NET INCOME (LOSS) TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic	$(4.28)	$0.16	$(5.62)	$0.57

Diluted	$(4.28)	$0.15	$(5.62)	$0.57

CASH DIVIDENDS PER COMMON SHARE	$—	$0.13	$0.12	$0.39

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$(68,258,883)	$1,792,755	$(78,972,800)	$6,433,992

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Unrealized holding gains (losses) on securities available for sale	1,859,785	1,315,130	1,674,667	(383,240)
Tax effect	(716,577)	(506,324)	(614,262)	147,548
Unrealized holding gains (losses) on securities available for sale, net of tax	1,143,208	808,806	1,060,405	(235,692)

Reclassification adjustment for realized losses	—	966,251	—	972,826
Tax effect	—	(372,007)	—	(374,538)
Reclassification adjustment for realized losses, net of tax	—	594,244	—	598,288

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,143,208	1,403,050	1,060,405	362,596

COMPREHENSIVE INCOME (LOSS)	$(67,115,675)	$3,195,805	$(77,912,395)	$6,796,588

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2007*	$10,563,356	$—	$70,986,684	$51,086,684	$632,270	$133,268,994

Net income	—	—	—	6,433,992	—	6,433,992

Shares issued under stock option plan	86,254	—	510,854	—	—	597,108

Stock option compensation	—	—	47,669	—	—	47,669

Tax benefit from exercise of stock options	—	—	252,250	—	—	252,250

Cumulative effect of adoption of EITF 06-04	—	—	—	(897,253)	—	(897,253)

Common cash dividends declared	—	—	—	(4,484,118)	—	(4,484,118)

Fractional shares purchased	(58)		2			(56)

Shares issued in acquisition of Cardinal State Bank	883,747	—	16,191,450	—	—	17,075,197

Other comprehensive income	—	—	—	—	362,596	362,596

Balance, September 30, 2008	$11,533,299	$—	$87,988,909	$52,139,305	$994,866	$152,656,379

Balance, December 31, 2008*	11,536,500	—	88,030,481	48,070,348	2,006,993	149,644,322

Net loss	—	—	—	(78,972,800)	—	(78,972,800)

Shares issued under stock option plan	8		111			119

Preferred stock issued	—	49,312,000	—	—	—	49,312,000

Preferred stock discount	—	(3,581,000)	—	—	—	(3,581,000)

Warrants issued	—	—	3,581,000	—	—	3,581,000

Discount accretion of preferred stock warrants	—	287,226	—	(287,226)	—	—

Stock option compensation	—	—	54,929	—	—	54,929

Preferred stock dividends accrued	—	—	—	(1,393,853)	—	(1,393,853)

Common cash dividends declared	—	—	—	(1,658,104)	—	(1,658,104)

Common shares issued in acquisition of American Community Bancshares, Inc.	4,593,132		26,469,045			31,062,177

Other comprehensive income	—	—	—	—	1,060,405	1,060,405

Balance, September 30, 2009	$16,129,640	$46,018,226	$118,135,566	$(34,241,635)	$3,067,398	$149,109,195

See notes to condensed consolidated financial statements

* Derived from audited consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,972,800)	$6,433,992
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Net amortization (accretion) of premiums (discounts) on investment securities	475,675	(30,840)
Provision for loan losses	45,292,967	3,492,000
Net gain on sales of mortgage loans held for sale	(10,751,489)	(5,429,043)
Increase in investment in Bank owned life insurance	(700,788)	(706,221)
Depreciation and amortization	2,024,299	1,511,501
Net loss on sale of premises and equipment	126,716	50,029
Net loss on sale of other real estate owned	1,368,983	—
Net loss on sale of available for sale securities	—	26
Impairment of goodwill	61,565,768	—
Other than temporary impairment of cost method investments	354,898	972,800
Amortization of core deposit intangible	901,921	651,582
Deferred tax benefit	(9,313,763)	(1,419,553)
Stock based compensation expense	54,929	47,669
Originations of mortgage loans held-for-sale	(1,392,024,046)	(772,639,226)
Proceeds from sales of mortgage loans	1,405,794,209	785,981,484
(Increase) decrease in accrued interest receivable	(212,951)	405,972
Increase in other assets	(9,774,273)	(1,831,365)
Decrease in accrued interest payable	(753,487)	(666,193)
Increase (decrease) in other liabilities	5,749,422	(696,712)

Net cash provided by operating activities	21,206,190	16,127,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(31,228,898)	(30,762,451)
Proceeds from sales of available for sale securities	41,889,460	13,067,292
Proceeds from maturities of available for sale securities	8,000,000	19,624,095
Net change in loans	(65,295,035)	(69,357,144)
Acquisition of Cardinal State Bank, net of cash acquired	—	11,979,969
Acquisition of American Community Bancshares, net of cash acquired	2,040,754	—
Purchases of premises and equipment	(4,020,925)	(1,703,824)
Proceeds from redemption of Federal Home Loan Bank stock	1,851,100	1,161,100
Purchases of Federal Home Loan Bank stock	(2,385,300)	(5,742,000)
Proceeds from sale of premises and equipment	895,492	287,136
Proceeds from sale of other real estate owned	3,213,500	—
Proceeds from death benefit from bank owned life insurance	—	2,561

Net cash used in investing activities	(45,039,854)	(61,443,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, NOW, money market and savings accounts	49,140,991	(17,487,340)
Net increase (decrease) in time certificates	102,612,761	(9,639,973)
Net increase (decrease) in borrowed funds	(125,363,022)	88,872,850
Fractional shares retired	—	(56)
Proceeds from issuance of preferred stock and warrants	49,312,000	—
Dividends paid	(4,204,324)	(4,484,118)
Tax benefit from exercise of stock options	—	252,250
Proceeds from exercise of stock options	119	597,108

Net cash provided by financing activities	71,498,525	58,110,721

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,664,863	12,795,357

CASH AND CASH EQUIVALENTS:
Beginning of period	26,022,538	26,325,875
End of period	$73,687,401	$39,121,232

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:

Cash paid for interest	$27,907,907	$26,152,261
Cash paid for income taxes	2,897,414	4,092,214
Transfer from loans to foreclosed real estate	9,498,079	3,192,880

See notes to condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company.  On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares.  Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Company acquired American Community Bancshares Inc., on April 17, 2009 (See note 5). The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.  Operating results, for the three and nine months ended September 30, 2009, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008.  The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

2. New Accounting Standards

Recently Adopted Accounting Standards

In June 2009, the FASB developed and implemented The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles— (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.

Effective January 1, 2009, the Company adopted new accounting for disclosures about derivative instruments and hedging activities.  Under the Derivative and Hedging topic of the FASB Accounting Standards Codification, companies are required to enhance disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Adoption of this standard did not result in a change to the accounting for the Company’s derivative financial instruments but instead resulted in enhanced disclosures which are in Note 10.

In the second quarter of 2009, additional guidance was issued under the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly.  The new standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the new accounting emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations; however, it did result in additional disclosures.

In the second quarter of 2009, the Company adopted new accounting practices for the interim disclosures about fair value of financial instruments.  The Company now provides disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

On April 9, 2009, the FASB issued guidance on the recognition and presentation of Other-Than-Temporary Impairments (“OTTI”).  The recognition practice categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  Required annual disclosures are now also required for interim periods (including the aging of securities with unrealized losses). The adoption of the new practices did not have a material effect on the Company’s financial position or results of operations, however it did result in additional disclosures.

In May 2009, the Company adopted new accounting disclosure practices for subsequent events.  Under the Subsequent Events topic of the FASB Accounting Standards Codification, all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  See Note 18 for management’s evaluation of subsequent events.

In December 2007, the FASB issued guidance under the business combinations topic of the FASB Accounting Standards Codification.  The new guidance requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired and replaces the cost allocation method used in mergers entered into prior to December 15, 2008. Other key differences that resulted under the new guidance include the expensing of acquisition-related costs as incurred as opposed to the capitalization of those costs in previous mergers.  We followed the new guidance under the business combinations topic, as originally issued, for our American Community Bancshares, Inc. acquisition in April 2009. This new guidance does not require retroactive restatement of accounting for business combinations prior to January 1, 2009 and therefore was not required for our Cardinal State Bank acquisition in 2008.

Recently Issued but not yet Effective Accounting Pronouncements:

In June 2009, the FASB issued an update to the accounting standards for transfers and servicing of financial assets which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting this update.

In June 2009, the FASB issued an update to the accounting standards for consolidation which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. This update for consolidations is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated Variable Interest Entities). The Company is currently evaluating the impact on its financial statements of adopting this update.

3.  Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock

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

Relative Value Calculation

	Fair Value (in millions)	Relative Value (%)	Relative Value (in millions)
NPV of Preferred (14% discount)	$18.2	95.3%	$34.3
Fair Value of warrants (Black Scholes)	0.9	4.7%	1.7
Total	$19.1	100.0%	$36.0

These common stock warrants have been assigned a fair value of $2.38 per share, or $0.9 million in aggregate as of January 16, 2009.  Using a relative fair value allocation approach, $1.7 million was recorded as a discount on the preferred stock and will be accreted as a reduction in the net income available for common shareholders over the next five years at $300,000 to $400,000 per year.

Under the CPP, the Company issued an additional $13.3 million in Cumulative Perpetual Preferred Stock, Series T-ACB, on July 24, 2009.  In addition, the Company provided a warrant to the Treasury to purchase 273,534 shares of the Company’s common stock at an exercise price of $7.30 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.

Relative Value Calculation

	Fair Value (in millions)	Relative Value (%)	Relative Value (in millions)
NPV of Preferred (14% discount)	$6.7	86.1%	$11.5
Fair Value of warrants (Black Scholes)	1.1	13.9%	1.8
Total	$7.8	100.0%	$13.3

These common stock warrants have been assigned a fair value of $3.97 per share, or $1.1 million in aggregate as of July 24, 2009.  Using a relative fair value allocation approach, $1.8 million was recorded as a discount on the preferred stock and will be accreted as a reduction in the net income available for common shareholders over the next five years at $300,000 to $400,000 per year.

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

4.  Stock-based Compensation

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

During the three and nine months ended September 30, 2009, 100 and 26,700 options were vested, respectively.  During the three and nine months ended September 30, 2008, 100 and 14,442 options were vested, respectively. At September 30, 2009, there were 97,100 options unvested and no shares available for future grants of options other than shares available under the abovementioned Omnibus Plan.

On March 31, 2008, the number of outstanding options increased by 140,258 in conjunction with the acquisition of Cardinal State Bank.  These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $13.04 per option and a weighted average life of 6.25 years.

On April 16, 2009, the number of outstanding options increased by 149,358 in conjunction with the acquisition of American Community Bank.  These options were fully vested according to the merger agreement, and they have a weighted average exercise price of $11.86 per option and a weighted average life of 5.85 years.  The fair market value (“FMV”) of the replacement stock options resulted in additional consideration paid in the acquisition of American Community Bank of approximately $197,000.

During the third quarter of 2009, there were 5,000 options granted at a weighted average fair value of $3.607 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  During the third quarter of 2008, there were no options granted.

The compensation expense related to options was $18,416 for the three-month period ending September 30, 2009 and $54,929 for the nine-month period ending September 30, 2009. As of September 30, 2009, there was $223,932 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans.  This cost is expected to be recognized over an average vesting period of 1.3 years.

Cash received from the options exercised during the nine months ended September 30, 2009 was $119.  There were no options exercised during the three months ended September 30, 2009.  Cash received from the options exercised during the three and nine months ended September 30, 2008 was $143,156 and $597,108, respectively.

5. Business Combination

Effective at the beginning of business on April 17, 2009, the Company acquired 100% of the outstanding common stock of American Community Bancshares, Inc. (“American Community”), and its subsidiary American Community Bank, headquartered in Charlotte, NC. American Community had $527.5 million in tangible assets, including $416.3 million in loans and $33.6 million in tangible equity at the closing date. Pursuant to the agreement, for each share of American Community common stock, American Community shareholders received either $12.35 in cash or 0.8517 shares of the Company’s common stock, subject to an overall allocation of 19.5% cash and 80.5% stock.  The overall acquisition cost was approximately $47.2 million based on the issuance of 4.6 million shares of the Company’s common stock at a stock price of $6.72 at the date of the merger, and cash payment of $16.1 million to American shareholders.  Further details are available in the press release and Form 8-K filed April 23, 2009.

The American Community merger is being accounted for under the acquisition method of accounting.  The statement of net assets acquired as of April 17, 2009 is presented in the following table.  The purchased assets and assumed fair value of liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair value becomes available. Goodwill of $13.0 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired.  None of the goodwill is expected to be deductible for income tax purposes. The newly acquired American Community Bank provided revenue of $10.9 million and net loss of $3.4 million for the period of April 17, 2009 to September 30, 2009, and is included in the consolidated financial statements.  American Community’s results of operations prior to the acquisition are not included in the Company’s statement of income.

Acquisition of American Community Bancshares, Inc. (in thousands)	April 17, 2009

Consideration:
Cash	$16,140
Stock	31,063
Fair value of total consideration paid	$47,203

Cash and cash equivalents	16,219
Investments	71,736
Loans, net	416,339
Premises and equipment, net	8,623
Core deposit intangible	2,766
Other assets	16,372

Deposits	(439,949)
Liabilities	(57,909)
Total identifiable net assets at fair value	34,197

Goodwill	13,006
Fair value of total consideration paid	$47,203

The Company performed an interim goodwill impairment valuation given the substantial declines in its common stock price, operating results, asset quality trends, market comparables and the economic outlook for our industry.  As a result of this valuation, it was determined that impairment existed in the banking segment, including the newly acquired goodwill from American Community, and a full impairment charge was taken for goodwill related to the banking segment.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses, which include loans purchased in the American Community acquisition. Purchased impaired loans are accounted for under the Receivables Topic of the FASB Accounting Standards Codification when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans.  There is no allowance for loan losses established at the acquisition date for purchased performing loans.  A provision for loan losses is recorded for any further deterioration in these loans subsequent to the merger.

The carrying amount of acquired loans at April 17, 2009 consisted of purchased impaired loans and purchased performing loans as detailed in the following table:

		Purchased
	Purchased	Performing
	Impaired Loans	Loans	Total Loans
		(In thousands)
Commercial, financial, and agricultural	$265	$58,033	$58,298
Construction, land development & other land	8,362	123,496	131,858
Real estate- 1-4 Family mortgage loans	795	41,530	42,325
Real estate- Commercial and other	837	98,549	99,386
Home equity lines of credit	58	47,760	47,818
Installment loans to individuals	63	12,878	12,941
Other loans	308	23,405	23,713
Total	$10,688	$405,651	$416,339

The following table presents the purchased performing loans receivable at the acquisition date of April 17, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

(In thousands)
Contractually required principal payments receivable	$416,833
Fair value adjustment for credit, interest rate, and liquidity	(11,182)
Fair value of purchased performing loans receivable	$405,651

The following table presents the purchased impaired loans receivable at the acquisition date of April 17, 2009.  The Company has initially applied the cost recovery method to all purchased performing loans at the acquisition date due to uncertainty as to the timing of expected cash flows as reflected in the following table:

(In thousands)
Contractually required principal payments receivable	$14,513
Nonaccretable difference	(3,825)
Present value of cash flows expected to be collected	10,688
Accretable difference	—
Fair value of purchased impaired loans acquired	$10,688

As previously disclosed, we identified several unreconciled items in the American Community general ledger subsequent to the merger date with the Company.  Our internal investigation is now substantially complete and we are pursuing various claims to recover all or part of the money lost due to these items.  The pending claims are confidential and will not be disclosed.  The internal investigation indicated that improper activity by two individuals contributed to the unreconciled items prior to the acquisition of American Community.  These two individuals are no longer with the Company.

The proforma consolidated condensed statements of income for Yadkin Valley and American Community for the nine months ended September 30, 2009 and 2008 are presented below as if the combination had occurred on January 1.  The unaudited proforma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

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

Nine Months Ended September 30, 2009 dollars in thousands except per share data	Yadkin Valley	American Community	Proforma Adjustments	Proforma Combined

Interest Income	$54,778	$17,228	$6,735	$78,741
Interest Expense	22,092	8,749	(3,486)	27,355
Net Interest Income	32,686	8,479	10,221	51,386
Provision for Loan Losses	31,114	2,424	14,575	48,113
Net Interest Income (Loss) after Provision for Loan Losses	1,572	6,055	(4,354)	3,273
Noninterest Income	16,362	1,116	—	17,478
Noninterest Expense	103,688	13,632	376	117,696
Income (Loss) Before Taxes	(85,754)	(6,461)	(4,730)	(96,945)
Income Tax Provision (Benefit)	(35,997)	(2,506)	(1,823)	(40,326)
Net Income (Loss)	(49,757)	(3,955)	(2,907)	(56,619)
Preferred stock dividend and amortization of preferred stock discount	1,681	—	—	1,681
	$(51,438)	$(3,955)	$(2,907)	$(58,300)

Earnings (loss) per common share	$(3.47)	$(0.59)		$(2.99)
Diluted earnings (loss) per common share	$(3.47)	$(0.59)		$(2.99)

Average common shares outstanding	14,356,544	6,680,663	(2,087,531)	18,949,676
Diluted average common shares outstanding	14,356,544	6,680,663	(2,087,531)	18,949,676

Assumptions:

(a) Interest income increased by $6.7 million due to accretion of the loans fair market value adjustment.

(b) Interest expense decreased by $3.4 million due to the amortization of the time deposit fair market value adjustment and $81,000 from the amortization of the borrowings fair market value adjustment.

(c) Provision for loan losses increased by $14.6 million from the impact of the subsequent deterioration of American Community loans.

(d) Non interest expense increased by $376,000 from amortizing the core deposit intangible.

(e) Provision for income taxes decreased by $1.8 million from the net tax impact of adjustments to income before taxes.

Nine Month Ended September 30, 2008 dollars in thousands except per share data	Yadkin Valley	American Community	Proforma Adjustments	Proforma Combined

Interest Income	$56,443	$23,329	$6,735	$86,507
Interest Expense	26,088	11,070	(3,486)	33,672
Net Interest Income	30,355	12,259	10,221	52,835
Provision for Loan Losses	3,492	2,163	14,575	20,230
Net Interest Income after Provision for Loans Losses	26,863	10,096	(4,354)	32,605
Noninterest Income	11,034	1,846	—	12,880
Noninterest Expense	28,556	13,515	376	42,447
Income (Loss) Before Taxes	9,341	(1,573)	(4,730)	3,038
Income Tax Provision	2,907	151	(1,823)	1,235
Net Income (Loss)	6,434	(1,724)	(2,907)	1,803
Preferred stock dividend and amortization of preferred stock discount	—	—	—	—
	$6,434	$(1,724)	$(2,907)	1,803

Earnings per common share	$0.57	$(0.26)		$0.11
Diluted earnings per common share	$0.57	$(0.26)		$0.11

Average common shares outstanding	11,198,506	6,538,950	(1,934,677)	15,802,779
Diluted average common shares outstanding	11,275,946	6,631,918	(2,038,786)	15,869,078

Assumptions:

(a) Interest income increased by $6.7 million due to accretion of the loans fair market value adjustment.

(b) Interest expense decreased by $3.4 million due to the amortization of the time deposit fair market value adjustment and $81,000 from the amortization of the borrowings fair market value adjustment.

(c) Provision for loan losses increased by $14.6 million from the impact of the subsequent deterioration of American Community loans.

(d) Non interest expense increased by $376,000 from amortizing the core deposit intangible.

(e) Provision for income taxes decreased by $1.8 million from the net tax impact of adjustments to income before taxes.

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

6. Investment Securities

Investment securities at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,993,804	$183,706	$—	$5,177,510
After 1 but within 5 years	21,371,026	620,039	—	21,991,065
After 5 but within 10 years	17,721,538	466,752	34,329	18,153,961
	44,086,368	1,270,497	34,329	45,322,536

Government sponsored agencies:
Mortgage-backed securities
Within 1 year	939,342	8,063	—	947,405
After 1 but within 5 years	4,205,197	38,664	6,353	4,237,508
After 5 but within 10 years	6,350,861	331,776	—	6,682,637
After 10 years	41,649,713	1,778,880	4,157	43,424,436
	53,145,113	2,157,383	10,510	55,291,986

Collateralized mortgage obligation
After 5 but within 10 years	4,035,482	23,026	—	4,058,508
After 10 years	21,807,917	348,687	—	22,156,604
	25,843,399	371,713	—	26,215,112

Private label collateralized mortgage obligations
After 10 years	2,837,737	—	417,755	2,419,982
	2,837,737	—	417,755	2,419,982

State and municipal securities due:
Within 1 year	5,374,383	92,363	—	5,466,746
After 1 but within 5 years	14,729,376	587,677	—	15,317,053
After 5 but within 10 years	15,283,896	408,704	5,441	15,687,159
After 10 years	25,042,081	561,764	58,115	25,545,730
	60,429,736	1,650,508	63,556	62,016,688
Common and preferred stocks:
After 10 years	125,457	31,801	902	156,356
	125,457	31,801	902	156,356

Total available-for-sale securities	$186,467,810	$5,481,902	$527,052	$191,422,660

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$3,998,265	$59,235	$—	$4,057,500
After 1 but within 5 years	26,892,399	865,391	—	27,757,790
After 5 but within 10 years	10,976,867	858,320	—	11,835,187
	41,867,531	1,782,946	—	43,650,477

Government sponsored agencies:
Mortgage-backed securities due
Within 1 year	1,011,391	3,825	2	1,015,214
After 1 but within 5 years	2,169,311	5,814	7,597	2,167,528
After 5 but within 10 years	2,994,894	105,554	—	3,100,448
After 10 years	35,332,745	1,346,010	21,235	36,657,520
	41,508,341	1,461,203	28,834	42,940,710

Collateralized mortgage obligations
After 10 years	7,078,889	103,621	2,105	7,180,405
	7,078,889	103,621	2,105	7,180,405

Privatel label collateralized mortgage obligations
After 10 years	3,305,624	—	363,635	2,941,989
	3,305,624	—	363,635	2,941,989

State and municipal securities due:
Within 1 year	1,325,459	7,922	—	1,333,381
After 1 but within 5 years	16,615,757	450,157	3,427	17,062,487
After 5 but within 10 years	9,777,202	201,711	42,335	9,936,578
After 10 years	13,013,444	53,169	321,722	12,744,891
	40,731,862	712,959	367,484	41,077,337

Common and preferred stocks:
Within 1 year	1,171	—	—	1,171
After 10 years	39,924	4	18,488	21,440
	41,095	4	18,488	22,611

Total available-for-sale securities	$134,533,342	$4,060,733	$780,546	$137,813,529

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At September 30, 2009, $55.3 million of the Bank’s mortgage-backed securities were pass-through securities and $28.6 million were collateralized mortgage obligations.  At December 31, 2008, $42.8 million of the Bank’s mortgage-backed securities were pass-through securities and $10.2 million were collateralized mortgage obligations.  Actual maturity will vary based on repayment of the underlying mortgage loans.

There were no gross realized gains or losses on sale of securities for the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, gross realized gains (losses) on sale of securities were $6,549 and $(26), respectively.

Investment securities with carrying values of approximately $110,530,464 and $68,086,225 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table provides information on the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired (“OTTI”) and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2009. Securities that have been in a loss position for twelve months or more at September 30, 2009 include one mortgage-backed security, three municipal securities, and one preferred stock.  The unrealized losses relate to securities that have incurred fair value reductions due to increases in investment market interest rates since the securities were purchased, and are considered by management to be temporary.  The marketable securities in an unrealized loss position as of September 30, 2009 are all still performing and are expected to perform through maturity and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired as of September 30, 2009.

	Less Than 12 Months		12 Months or More		Total
September 30, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$4,226,240	$34,329	$—	$—	$4,226,240	$34,329
Government sponsored agencies:
Mortgage backed securities	34,279	6,353	143,727	4,157	178,006	10,510
Private label collateralized mortgage obligations	549,649	28,230	1,870,333	389,525	2,419,982	417,755
State and municipal securities	3,798,107	35,119	1,065,884	28,437	4,863,991	63,556
Common and preferred stocks	47,850	902	—	—	47,850	902

Total temporarily impaired securities	$8,656,125	$104,933	$3,079,944	$422,119	$11,736,069	$527,052

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Government sponsored agencies:
Mortgage backed securities	$1,007,562	$15,861	$720,914	$12,973	$1,728,476	$28,834
Collateralized mortgage obligations	721,916	2,105	—	—	721,916	2,105
Private label collateralized mortgage obligations	2,941,988	363,635	—	—	2,941,988	363,635
State and municipal securities	12,113,871	367,484	—	—	12,113,871	367,484
Common and preferred stocks	21,440	18,488	—	—	21,440	18,488

Total temporarily impaired securities	$16,806,777	$767,573	$720,914	$12,973	$17,527,691	$780,546

If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement.

The aggregate cost of the Company’s cost method investments at September 30, 2009 totaled $14,162,122.   Cost method investments include $10,539,400 in Federal Home Loan Bank of Atlanta (“FHLB”) stock and $3,622,722 of investments in various trust and financial companies, which are included in other assets.  All equity investments were evaluated for impairment at September 30, 2009.  The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) we have sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) we feel the FHLB has the ability to absorb economic losses given the expectation that the various FHLBanks have a high degree of government support, 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization, and 6) even though the FHLB did not make dividend payments over the past three quarters, this investment was not made for the receipt of dividends but rather for the purpose and right to receive advances from the FHLB.  The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions.  During the first quarter of 2009 the Company wrote off its investment of $151,722 in Silverton Financial Services, Inc. (“SFS”) based on events occurring after the financial statement date but prior to the issuance of the statements. On May 1, 2009 the Office of the Comptroller of the Currency (“OCC”) closed Silverton Bank, National Association, a wholly owned subsidiary of SFS.  The OCC appointed the FDIC as receiver, and the FDIC created a bridge bank, Silverton Bridge Bank, National Association, to take over the operations until July 29, 2009 to allow customers to transfer their account relationships in an orderly fashion. Additionally, the Company’s investment in a trust company was written down by $27,771 in the first quarter of 2009, and an additional $143,265 in the third quarter because it was considered to be other than temporarily impaired.  An investment in a privately held bank was also written down by $32,140 in the third quarter of 2009 as the result of a recent merger announcement.

7.  Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements.  At September 30, 2009, the Company had commitments outstanding of $356.5 million for additional loan amounts.  Commitments of Sidus Financial, LLC (“Sidus”), the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below.  Additional commitments totaling $10.1 million were outstanding under standby letters of credit.  Management does not expect any significant losses to result from these commitments.

At September 30, 2009, Sidus had $145.0 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $190.7 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.  See Note 10 for additional disclosures on these derivative financial instruments.

8.    Earnings per share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods.  Diluted net income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented.  A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic EPS denominator:

Weighted average number of common shares outstanding	16,129,632	11,525,277	14,356,544	11,198,506

Dilutive effect arising from assumed exercise of stock options	—	57,465	—	77,440

Diluted EPS denominator	16,129,632	11,582,742	14,356,544	11,275,946

For the three months ended September 30, 2009 and 2008, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock.  During the quarter ended September 30, 2009, 614,516 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $6.20 per share. These non-dilutive shares had exercise prices ranging from $6.36 to $19.07 per share and had a weighted average price of $12.94 per share.  During the first nine months of 2009, 565,752 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $7.01 per share. These non-dilutive shares had exercise prices ranging from $7.43 to $19.07 per share and had a weighted average price of $13.56 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three and nine months ended September 30, 2009 due to the Company’s loss position for those periods.

9.   Shareholders’ Equity

On June 30, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share to all common shareholders of record on July 13, 2009, and payable July 31, 2009. The dividend reduced shareholders’ equity by $967,806.

On September 21, 2009, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend in order to preserve capital.  The Board will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”).  The Company did not repurchase any common shares during the first three quarters of 2009.  There was no 2008 common stock repurchase plan approved or repurchases made in 2008, and future plans to repurchase stock would be subject to the Troubled Asset Relief Program (“TARP”) limitations.  Under the 2007 plan, the Company repurchased a total of 71,281 common shares at an average price of $17.10 per share during 2007.  There are 28,719 common shares available to purchase under the 2007 plan at September 30, 2009.

10.  Derivatives

The Company is exposed to certain risks relating to its ongoing mortgage origination business.  Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages.  The primary risks managed by derivative instruments are these interest rate lock commitments and forward loan sale commitments.  Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments.  The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward loans sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments and forward loan sales commitments are based on current secondary market pricing and included on the balance sheet in the loans held for sale and on the income statement in gain on sale of mortgages.  The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement under gains on sales of mortgages.

At September 30, 2009, Sidus had $145.0 million of commitments outstanding to originate mortgage loans held for sale at fixed prices and $190.7 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors.  The fair value of interest rate locks was $548,769 and was recorded in other assets.  The fair value of the forward sales commitments was $386,023 and was recorded in other liabilities. Recognition of losses related to the change in fair value of the interest rate lock commitments were $130,447 and $51,918 for the three and nine months ended September 30, 2009, respectively, and are included in other income.

11.  Business Segment Information

Sidus is a single member LLC with the Bank as the single member.  Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia and West Virginia.  The following table details the results of operations for the first nine months of 2009 and 2008 for the Company and for Sidus.

	Bank	Sidus	Other	Total
For Nine Months Ended September 30, 2009
Interest income	$66,938,453	$3,121,204	$—	$70,059,657
Interest expense	23,215,090	318,713	676,492	24,210,295
Net interest income	43,723,363	2,802,491	(676,492)	45,849,362

Provision for loan losses	45,238,856	54,111	—	45,292,967
Net interest income (loss) after provision for loan losses	(1,515,493)	2,748,380	(676,492)	556,395
Other income	6,151,083	10,763,697	602,766	17,517,546
Other expense	39,482,056	6,948,766	555,231	46,986,053
Goodwill impairment	61,565,768	—	—	61,565,768
Income (loss) before income taxes (benefit)	(96,412,234)	6,563,311	(628,957)	(90,477,880)
Income taxes (benefit)	(14,064,772)	2,559,691	—	(11,505,081)
Net income(loss)	$(82,347,462)	$4,003,620	$(628,957)	$(78,972,799)

Total assets	$2,169,540,992	$56,735,558	$(174,604,225)	$2,051,672,325
Net loans	1,590,496,972	1,559,335	—	1,592,056,307
Loans held for sale	1,210,400	45,700,301	—	46,910,701
Goodwill	—	4,943,872	—	4,943,872

For Three Months Ended September 30, 2009
Interest income	$25,967,941	$668,835	$—	$26,636,776
Interest expense	7,977,888	46,324	231,311	8,255,523
Net interest income	17,990,053	622,511	(231,311)	18,381,253
Provision for loan losses	18,293,206	(7,546)	—	18,285,660
Net interest income (loss) after provision for loan losses	(303,153)	630,057	(231,311)	95,593
Other income	1,677,240	2,771,915	186,052	4,635,207
Other expense	13,810,453	2,135,132	193,883	16,139,468
Goodwill impairment	61,565,768	—	—	61,565,768
Income (loss) before income taxes (benefit)	(74,002,134)	1,266,840	(239,142)	(72,974,436)

Income taxes (benefit)	(5,209,621)	494,068	—	(4,715,553)
Net income(loss)	$(68,792,513)	$772,772	$(239,142)	$(68,258,883)

	Bank	Sidus	Other	Total
For the Nine Months Ended September 30, 2008

Interest income	$54,496,332	$1,946,361	$—	$56,442,693
Interest expense	24,381,777	772,921	932,789	26,087,487
Net interest income	30,114,555	1,173,440	(932,789)	30,355,206
Provision for loan losses	3,492,000	—	—	3,492,000
Net interest income after provision for loan losses	26,622,555	1,173,440	(932,789)	26,863,206
Net gain (loss) on sale of investment securities	(972,826)	—	—	(972,826)
Other income	6,064,168	5,429,043	513,831	12,007,042
Other expense	23,675,432	4,725,828	154,888	28,556,148
Income before income taxes	8,038,465	1,876,655	(573,846)	9,341,274
Income taxes	2,175,387	731,895	—	2,907,282
Net income	$5,863,078	$1,144,760	$(573,846)	$6,433,992

Total assets	$1,503,292,786	$44,840,692	$(86,308,207)	$1,461,825,271
Net loans	1,102,792,522	—	—	1,102,792,522
Loans held for sale	—	52,395,095	—	52,395,095
Goodwill	49,204,856	4,943,872	—	54,148,728

For the Three Months ended September 30, 2008:

Interest income	$18,808,196	$630,375	$—	$19,438,571
Interest expense	8,321,643	215,863	275,947	8,813,453
Net interest income	10,486,553	414,512	(275,947)	10,625,118
Provision for loan losses	1,334,000	—	—	1,334,000
Net interest income after provision for loan losses	9,152,553	414,512	(275,947)	9,291,118
Net gain (loss) on sale of investment securities	(966,301)	—	—	(966,301)
Other income	2,083,930	1,872,365	67,697	4,023,992
Other expense	8,058,591	1,655,263	46,929	9,760,783
Income before income taxes	2,211,541	631,614	(255,179)	2,588,026
Income taxes	548,942	246,329	—	795,271
Net income	$1,662,599	$385,285	$(255,179)	$1,792,755

(1) Note:  Income tax expense has been allocated to the Sidus business segment for comparative purposes.  As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2) Note:  The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($175,000,000 in 2009 and $85,000,000 in 2008), the Bank’s Investment in Sidus ($3,000,000 in 2009 and 2008), and the Bank’s A/R from Sidus ($66,579 in 2009 and $93,390 in 2008).  Also included in this column are Holding Company assets ($3,470,915 in 2009 and $1,657,108 in 2008) and Holding Company income and expenses.

12. Allowance for Loan Losses

The Bank calculated an allowance for loan losses of $54.3 million at September 30, 2009 as compared to $22.4 million at December 31, 2008 based on application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date.  This increase in net charge-offs totaling $13.4 million and provision expense of $45.3 million for the nine months ended September 30, 2009 as compared to $3.5 million for the same period in the prior year, lead to the increase in the allowance of $31.9 million. The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.  Out of the $54.3 million in total allowance for loans losses at September 30, 2009, the specific allowance for impaired loans accounted for $11.4 million, up from $3.7 million at year end.  The remaining general allowance, $42.9 million, was attributed to performing loans and was up from $18.7 million at year end.  This increase in the general allowance was driven primarily by increased charge-offs for the nine months ended September 30, 2009 as compared to the year ended December 31, 2008.  Other model factors that added to the increase in allowance included rising trends in the Bank’s past due and nonaccrual loans and rising unemployment rates.  Usually, we expect the general allowance for performing loans to increase when periods of economic weakness are coupled with look-back periods of increasing charged-offs.  Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in the Bank’s charged off loans.

Changes in the allowance for loan losses for the nine months of 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
Balance, December 31, 2008 and 2007	$22,355,231	$12,445,555
Charge-offs	(13,762,385)	(1,461,956)
Recoveries	384,184	392,575
Provision for loan losses	45,292,967	3,492,000
Acquisition of Cardinal State Bank	—	1,658,265
Allowance for Loan Losses	$54,269,997	$16,526,439

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	September 30, 2009	December 31, 2008
Impaired loans under $100,000 that are not individually reviewed	$5,467,333	$6,942,036
Impaired loans without a related allowance for loan losses	13,333,250	—
Impaired loans with a related allowance for loan losses	24,482,695	7,496,309
Impaired loans acquired without a related allowance for loan losses	5,876,330	—
Impaired loans acquired with subsequent deterioration and related allowance for loan loss	3,129,890	—
Total impaired loans	$52,289,498	$14,438,345

Allowance for loan losses related to impaired loans	$11,404,028	$3,663,409

Impaired loans acquired with a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans.  Impaired loans acquired with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves.  These additional reserves are included in the allowance for loan losses related to impaired loans.

Impaired loans are summarized as follows:

	September 30, 2009	December 31, 2008
Impaired loans:
Nonaccrual	$45,685,235	$13,647,312
Restructured	5,178,330	—
Other impaired loans*	1,425,933	791,033
Total impaired loans	$52,289,498	$14,438,345

Nonaccrual loans	$45,685,235	$13,647,312
Loans past due 90 days and accruing	—	—
Foreclosed real estate	9,366,226	4,017,880
Total Nonperforming Assets	$55,051,461	$17,665,192

*Other impaired loans consists of loans in which regular payments are still received however some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

		Fair Value
	Contractual	Adjustment
	Principal	(nonaccretable	Carrying
	Receivable	difference)	Amount
As of April 17, 2009 acquisition date	$14,513,154	$3,824,951	$10,688,203
Change due to payment received	(380,281)	(61,255)	(319,026)
Transfer to foreclosed real estate	(2,416,856)	(247,822)	(2,169,034)
Change due to charge-offs	(2,559,510)	(2,262,409)	(297,101)
Balance at September 30, 2009	$9,156,507	$1,253,465	$7,903,042

At September 30, 2009, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $9,156,507 with allowances for loan losses of $1.1 million.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  There was one remaining purchased impaired loan from the Cardinal State Bank merger as of September 30, 2009 in the amount of $23,503.  All other purchased impaired loans from Cardinal State Bank have been paid or charged-off.

13. Fair Value

The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, mortgage servicing rights, interest rate lock commitments and forward sale loan commitments are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to fair value or the lower of cost or market value.

Fair Value Hierarchy

Under the Fair Market Value Measurements and Disclosures topic of the FASB Accounting Standards Codification, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities.

Interest Rate Locks and Forward Sale Loan Commitments

Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages.  At December 31, 2008, the amount of fair value was considered immaterial for reporting purposes under the Fair Market Value Measurements and Disclosures topic of the FASB Accounting Standards Codification. At September 30, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $548,769 and $386,023, respectively.

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

Assets (liabilities) subjected to recurring fair value adjustments:

September 30, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$45,323	$—	$45,323	$—
Government sponsored agencies:
Mortgage backed securities	55,292		55,292
Collateralized mortgage obligations	26,215		26,215
Private label collateralized mortgage obligations	2,420		2,420
State and municipal securities	62,017	—	62,017	—
Common and preferred stocks	157	157	—	—
Interest rate lock commitments	549	—	549	—
Forward loan sale commitments	(386)	—	(386)	—
Mortgage servicing rights	1,423	—	—	1,423

December 31, 2008 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$43,650	$—	$43,650	$—
Government sponsored agencies:
Mortgage backed securities	42,941		42,941
Collateralized mortgage obligations	7,180		7,180
Private label collateralized mortgage obligations	2,942		2,942
State and municipal securities	41,077	—	41,077	—
Common and preferred stocks	23	23	—	—
Mortgage servicing rights	1,745	—	—	1,745

The following table presents a rollforward of mortgage servicing rights from December 31, 2008 to September 30, 2009 and December 31, 2007 to September 30, 2008 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

Fair Value
Balance, December 31, 2008	$1,745,466
Capitalized	583,580
Change in fair value	(905,886)
Balance, September 30, 2009	$1,423,160

Fair Value
Balance, December 31, 2007	$2,000,770
Capitalized	57,860
Change in fair value	(325,250)
Balance, September 30, 2008	$1,733,380

Mortgage Loans Held for Sale

Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.  At September 30, 2009 the cost of the Company’s mortgage loans held for sale was less than the market value.  Accordingly, at quarter end the Company’s loans held for sale were carried at cost.

Impaired Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The current carrying value of OREO at September 30, 2009 is $9,366,226.  At December 31, 2008 the carrying value of OREO was $4,017,880.

Goodwill

We perform our annual goodwill impairment assessment for the banking segment on April 30th and October 1st for the Sidus segment, respectively.  We also make judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  In order to estimate the fair value of goodwill, we typically make various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning.  At September 30, 2009, it was determined that impairment existed in the banking reporting unit and a goodwill impairment charge of $61.6 million was recorded.  See additional disclosures and discussions regarding the goodwill impairment in Footnote 15 to the financial statements.

Assets subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned at September 30, 2009	$9,366,226	$—	$—	$9,366,226
Other real estate owned at December 31, 2008	4,017,880	—	—	4,017,880
Impaired loans at September 30, 2009	16,208,557	—	—	16,208,557
Impaired loans at December 31, 2008	3,832,900	—	—	3,832,900

14. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$73,687	$73,687	$26,023	$26,023
Investment securities	191,423	191,423	137,814	137,814
Loans and loans held for sale, net	1,638,967	1,576,321	1,215,143	1,266,545
Accrued interest receivable	7,649	7,649	5,442	5,442
Federal Home Loan Bank stock	10,539	10,539	7,877	7,877
Investment in Bank owned life insurance	24,308	24,308	23,608	23,608
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	619,369	619,369	437,464	437,464
Time deposits	1,127,376	1,130,131	717,578	734,012
Borrowed funds	136,266	140,627	207,962	207,344
Accrued interest payable	3,389	3,389	3,554	3,554

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

The investment in bank owned life insurance represents the cash value of the policies at September 30, 2009 and December 31, 2008.  The rates are adjusted annually thereby minimizing market fluctuations.

The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2009 and December 31, 2008, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

The fair value of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. Short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, are carried at approximate fair value because of the short maturities of those instruments.

The fair value of accrued interest receivable and accrued interest payable approximates their book values because of their short-term duration.

15. Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the reporting units (Bank reporting unit and Sidus reporting unit) was developed using the income, tangible book value, and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the multiple of earnings at 19.835 derived from recent acquisitions, an annual discount rate of 16% representing investors’ estimated long-term required rate of return, and projected long-term earnings for the reporting units.  This compares to multiple of earnings at 22.85 and an annual discount rate of 14% as of April 2009.  Significant inputs to the tangible book value approach include a multiple of long-term book value of 1.146 derived from recent acquisitions, an annual discount rate of 16% consistent with investors’ expectations, and long-term tangible book values for the reporting units as compared to a multiple of long-term book value of 2.02 and an annual discount rate of 14% as of April 2009.   The market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.

The valuation has declined over the last six months as investors have demanded a higher return for equity investments in the financial institutions due to sustained weakness in the industry.  Earnings multiples have declined and discount rates have increased as discussed in the paragraph above.  These industry trends coupled with lower cash flow projections by Bank have resulted in management reducing its internal valuations.  The lower valuations have resulted in goodwill impairment.

We updated our Step 1 goodwill impairment testing as of September 30, 2009.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Company’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with accounting for Intangibles- Goodwill and other.  The Step 2 analysis included a determination of the fair value of net assets that was compared with the fair value of the reporting units as determined in Step 1.  Assumptions included in the fair value of net assets included current market rates for loans, deposits, and other borrowings.   Based on the Step 2 analysis, it was determined that the Bank’s fair value did not support the goodwill recorded; therefore, the Company has recorded a $61.6 million goodwill impairment charge to write-off a substantial portion of its goodwill at the Bank reporting unit as of September 30, 2009.   This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of income (loss).  Step 2 analysis performed on the Sidus reporting unit indicated that the fair value did support goodwill recorded therefore no impairment charge was taken.

Our annual goodwill assessment in April 2009, indicated that the goodwill continued to properly value the acquired company and had not been impaired at that time given that fair value of the Company’s common stock of $14.50 per share was greater than both stated and tangible common book value ($12.95 per share and $7.93 per share, respectively).  No impairment was recorded as a result of goodwill testing performed during 2008.

16.  Legal Proceedings

The Company was a party to the following legal proceedings and potential claims arising in the normal conduct of our business.  The Company was sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who alleged breach of contract.  In addition, the plaintiffs sought liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims.  They also asserted that non-compete provisions of the employment agreements did not apply to their separation.  Both plaintiffs filed for judgment on the pleadings in state court and prevailed.  The Company appealed the orders to the North Carolina Court of Appeals before the trial court had determined damages.  Plaintiffs prevailed before the Court of Appeals and the Company’s further appeal to the North Carolina Supreme Court was denied.   The Supreme Court remanded the case to the trial court for a determination of damages.  On July 9, 2009, the case was settled by confidential agreement of the parties.  The full amount of the settlement had been reserved in prior periods and no additional reserves are deemed necessary.

There are no other material pending legal proceedings to which we are a party or of which any of our properties are the subject.

17.  Limited Liability Companies

On September 29, 2009, the Company established Green Street I, LLC; Green Street II, LLC; Green Street III, LLC; Green Street IV, LLC and Green Street V, LLC for the purpose of maintaining real estate properties acquired through foreclosure.  All LLCs are 100% owned by the Bank.  As of November 4, 2009, no assets have been transferred from the Bank to the LLCs.

18.  Subsequent Events

In accordance with the Subsequent Events topic of the FASB Accounting Standards Codification, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date.  The evaluation was performed through November 4,

2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission and no additional events or disclosures were identified.

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

•                  adverse changes in asset quality;

•                  reduced earnings due to higher credit losses generally and specifically because losses in our residential real estate loan portfolio may be greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military action;

•                  our ability to retain our existing customers, including our deposit relationships;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and continuing through the third quarter of 2009, the capital and credit markets have experienced extended volatility and disruption.  In recent months, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations.

Recent Government Actions

On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubled Asset Relief Program and the Capital Purchase Program (the “Capital Purchase Program”) pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. The terms and conditions of the Capital Purchase Program are generally described in the Treasury’s term sheet available on the Treasury’s website at http://www.ustreas.gov. The Company applied for and received approval to participate in the Treasury’s Capital Purchase Program and received $36 million in additional capital in January 2009 and $13 million in July 2009.

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

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  At September 30, 2009, the Bank is participating in the TLGP.  The Company and the Bank are participating in the DGP as of September 30, 2009 but have elected not to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt.  Had we selected this non-guaranteed debt option, the FDIC would have assessed the Bank 37.5 basis points times its two percent of liabilities as of September 30, 2008.

Overview

The following discussion describes our results of operations for the three-month and nine-month periods ended September 30, 2009 as compared to the three-month and nine-month periods ended September 30, 2008, and also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Position

Total assets at September 30, 2009 were $2,051.7 million, an increase of $527.4 million, or 34.6%, compared to assets of $1,524.3 million at December 31, 2008.  The increase included assets acquired from the American Community merger totaling $545.1 million.  Without the additional assets acquired in the merger, assets would have decreased $17.6 million or 1.2%. The loan portfolio, net of allowance for losses, was $1,592.1 million including net loans at fair value from the American Community acquisition of $416.3 million at April 17, 2009, compared to $1,165.2 million at December 31, 2008.  Gross loans held for investment increased by $458.8 million, or 38.6%, of which $416.3 million came from the American Community acquisition. Excluding the impact of the American Community acquisition, gross loans held for investment increased by $42.5 million, or 3.6%.  The allowance for loan losses increased $31.9 million driven primarily by increased net charge-offs for the nine months ended September 30, 2009, which totaled $13.4 million, and provision expense of $45.3 million due to rising trends in the Bank’s past due and nonaccrual loans, and the state’s rising unemployment rates.

Loan growth concentration was divided within the following categories.  Commercial loans increased by $30.9 million with $58.3 million acquired at the American Community merger.  Commercial real estate loans increased by $151.2 million with $99.4 million acquired at the American Community merger.  Construction and land development loans increased by $142.3 million with $131.9 million acquired at the American Community merger. Home equity lines of credit increased $64.5 million with $47.8 million acquired at the American Community merger. Consumer loans increased by $12.5 million with $12.9 million acquired at the American Community merger.  Loans were funded by certificates of deposit (“CODs”), negotiable orders of withdrawal (“NOW”), and money market deposits.  The Bank promoted one or more special COD rates throughout the period.

Mortgage loans held for sale decreased by $3.0 million, or 6.1%, from December 31, 2008 to September 30, 2009 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained.  These loans are normally held for a period of two to three weeks before being sold to investors.  The timing of the loans closed within each month allowed the Bank to sell more of its outstanding loans at September 30, 2009 than at December 31, 2008.  Mortgage loans closed in the first nine months of 2009 ranged from a low of $72.5 million in September to a high of $225.4 million in March and totaled $1,392.0 million.  In the first nine months of 2008, total loans closed were $772.6 million.  Mortgage loans sold during the nine months ended September 30, 2009 totaled $1,396.0 million compared to $780.5 million during the same period in the prior year. During April, 2008, Sidus expanded its footprint along the East Coast by entering into nine new states in the New England area. This, along with the drop in mortgage interest rates, contributed to the increase in gains on sales of mortgages and to the increased volume in mortgage loans originated and sold.

The securities portfolio increased from $137.8 million at December 31, 2008, to $191.4 million at September 30, 2009, an increase of 38.9%, with $71.7 million acquired in the American Community merger.  The portfolio is comprised of securities of U.S. government agencies (23.7%), mortgage-backed securities (43.8%), state and municipal securities (32.4%), and publicly traded common and preferred stocks (0.1%).  Temporary investments, including deposits at the Federal Home Loan Bank and federal funds sold, increased from approximately $469,000 at December 31, 2008 to $2.3 million at September 30, 2009.

Other assets increased $27.7 million due largely to the $13.3 million acquired in the purchase of American Community, of which $7.0 million was related to deferred tax assets and income tax receivables.  OREO increased $5.3 million with $433,000 attributable to the American Community merger and foreclosures in the amount of $9.5 million less dispositions of $3.2 million and losses of $1.4 million.

The Company evaluates the banking segment for impairment on an annual basis at April 30 and the Sidus segment on October 1, respectively.  The Company performed an interim goodwill impairment test because the market price of the Company’s stock was below book value at the balance sheet date.  Upon evaluation, management determined that given the substantial declines in common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, impairment existed in the banking segment, including the newly acquired goodwill from American Community, and a full impairment charge of $61.6 million was taken for goodwill related to the banking segment.  See additional disclosures and discussions regarding the goodwill impairment in Footnote 15 to the financial statements.

Deposits increased $591.7 million, or 51.2%, comparing September 30, 2009 to December 31, 2008. Deposits totaling $439.9 million were attributable to the American Community acquisition.  Overall, noninterest-bearing demand deposits increased $52.1 million, or 33.9%, which includes $50.2 million from the American Community acquisition. NOW, savings, and money market accounts increased $129.8 million, or 45.7%, with American Community contributing $82.6 million. Certificates of deposit (“CODs”) over $100,000 increased $216.1 million, or 64.8%, and other CODs increased $193.7 million, or 50.4%.  American Community contributed $183.5 million in CODs over

$100,000 and $123.6 million in other CODs, with the remaining increase primarily due to increases in brokered deposits.  Excluding American Community, the largest increase in interest-bearing deposits was in the money market accounts which increased $42.3 million. NOW accounts and savings increased $4.4 million. The Bank promoted one or more special money market account rates throughout the period.

Borrowed funds decreased $71.7 million or 34.5 % comparing September 30, 2009 to December 31, 2008.  Advances from the FHLB decreased $89.4 million excluding the $26.0 million in FHLB advances acquired from American Community, for a net decrease in FHLB advances of $63.4 million.  Repurchase agreements increased $14.8 million, with $16.9 million added in the American Community merger, and overnight borrowings decreased $23.2 million.   Long term borrowings included $34.9 million in trust preferred securities and advances from the FHLB of $39.1 million.  The American Community merger added $10.3 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033.  Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.

Other liabilities increased by $8.1 million, or 99.9%, from December 31, 2008 to September 30, 2009. Of that increase, $5.7 million was attributable to the other liabilities acquired from the purchase of American Community.  Increases in accounts payable of $2.6 million and additional accruals for FDIC expense of $900,000 also contributed to the increase.

At September 30, 2009, total shareholders’ equity was $149.1 million or a book value of $6.39 per common share compared to $149.6 million or a book value of $12.97 per share at year-end December 31, 2008.  At September 30, 2009, the Company was in compliance with all existing regulatory capital requirements. The Company’s equity to assets ratio was 7.27% and 9.8%, respectively, at September 30, 2009 and December 31, 2008.

The following table sets forth the Company’s and the Bank’s various capital ratios as of September 30, 2009, and December 31, 2008.  On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.  The Company and the Bank exceeded the minimum regulatory capital ratios as of September 30, 2009, as well as the ratios to be considered “well capitalized.”

	September 30, 2009		December 31, 2008
	Holding Company	Bank	Holding Company	Bank

Total risk-based capital ratio	10.5%	10.2%	10.2%	10.1%
Tier 1 risk-based capital ratio	9.3%	8.9%	9.0%	8.9%
Leverage ratio	7.8%	7.5%	8.1%	8.0%

Capital adequacy is an important indicator of financial stability and performance.  Our goal has been to maintain  a “well-capitalized” status for the Bank since failure to meet or exceed this classification affects how regulatory applications for certain activities, including acquisitions, continuation and expansion of existing activities, are evaluated and could make our customers and potential investors less confident in our Bank.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing.  The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 11.5%

at September 30, 2009 compared to 11.9% at December 31, 2008.  Additional liquidity is provided by $161.2 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $80.9 million available for use as a source of collateral.  At September 30, 2009, brokered deposits totaled $112.2 million, or 6.4% of total deposits, and consisted of certificates of deposit totaling $60.4 million, CDARS® products, and NOW public funds totaling $3.1 million.  Brokered certificates of deposit are primarily short-term with maturities of nine months or less.

The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At September 30, 2009, the balance of funds acquired through the One-Way Buy product totaled $25.7 million.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers’ interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report.  At September 30, 2009, CDARS® reciprocal deposits totaled $23.0 million.

Management continues to assess interest rate risk internally and by utilizing outside sources.  The balance sheet is asset sensitive over a three-month period, meaning that there will be more assets than liabilities immediately repricing as market rates change. Over a period of twelve months, the balance sheet remains slightly asset sensitive. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive interest rate gap, and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative interest rate gap.

The mortgage loans held for sale by Sidus are funded by short-term borrowings and brokered deposits.  Although the repricing dates of the mortgage assets and borrowings are approximately the same, the interest rate spread fluctuates because the assets and liabilities reprice at different points on the yield curve.  The fifteen to thirty year mortgage assets, usually held for two to three weeks prior to being sold, are priced based on the fifteen to thirty year mortgage-backed security yield curve, whereas the borrowing rates to fund Sidus’ loans are based on the one month point on the LIBOR yield curve.  While the net interest income between these points is positive unless the yield curve is inverted, a decrease in the slope of the yield curve will result in a decrease in the net interest margin for Sidus.  Conversely, an increase in the slope will result in an increase in Sidus’ net interest margin.  The yield curve for the first nine months of 2009 was generally steeper than it was for the first nine months of 2008, and as expected, Sidus’ net interest margin increased by 37 basis points from the third quarter of 2008 to the third quarter of 2009 and by 135 basis points from the first nine months of 2008 to the first nine months of 2009.

The Company has not used derivative financial instruments such as futures, forwards, swaps and options historically, however, such instruments are available to management if needed.  The Company has no market risk sensitive instruments held for trading purposes.  The Company’s exposure to market risk is reviewed regularly by management.

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination. To be categorized as well capitalized, the

Company and the Bank each must maintain minimum amounts and ratios.  At September 30, 2009, the Company was in compliance with all existing regulatory requirements and is well-capitalized for regulatory purposes both at the bank and holding company level.  The Company suspended its quarterly cash dividend in September 2009 and will continue to evaluate a number of capital raising options.

Results of Operations

Net loss for the three-month period ended September 30, 2009 was $68.3 million before preferred dividends, compared to net income of $1.8 million in the same period of 2008.  The largest contributor to the increased loss was a $61.6 million goodwill impairment writedown.  See additional disclosures and discussions regarding the goodwill impairment in Footnote 15 to the financial statements.  Net loss allocated to common shareholders for the three-month period ended September 30, 2009 was $69.0 million.  Basic and diluted losses per common share were $4.28 for the three-month period ended September 30, 2009.  Basic and diluted earnings per common share were $0.16 and $0.15 for the three month period ended September 30, 2008, respectively.  On an annualized basis, third quarter results represent a return on average assets of (12.70%) at September 30, 2009 compared to (0.69%) at December 31, 2008 and 0.49% at September 30, 2008, and a return on average equity of (125.9%) compared to (6.64%) at December 31, 2008 and 4.66% at September 30, 2008.

Net loss for the nine-month period ended September 30, 2009 was $79.0 million before preferred dividends, compared to net income of $6.4 million in the same period of 2008.  Net loss allocated to common shareholders for the nine-month period ended September 30, 2009 was $80.7 million.  Basic and diluted losses per common share were $5.62 for the nine-month period ended September 30, 2009.  Basic and diluted earnings per common share were $0.57 for the nine-month period ended September 30, 2008.  On an annualized basis, year-to-date results represent a return on average assets of (5.54%) at September 30, 2009 compared to 0.64% at September 30, 2008, and a return on average equity of (51.0%) compared to 5.87% at September 30, 2008.

Net Interest Income

Net interest income, the largest contributor to earnings, increased $7.8 million or 73.0% to $18.4 million in the third quarter of 2009, compared with $10.6 million in the same period of 2008. Net interest income earned by the recently acquired American Community region was $2.5 million for the quarter.  The net interest margin increased slightly to 3.82% in the third quarter of 2009 from 3.80% in the second quarter of 2009 and increased from 3.33% in the third quarter of 2008.

Net interest income for the nine-month period ended September 30, 2009 increased to $45.8 million from $30.4 million when compared to the same period in 2008. The decrease in the prime interest rate was offset by the additional net interest income earned by the recently acquired American Community region of $4.7 million for the period and the accretion of fair market valuations of $8.3 million. The net interest margin increased to 3.54% in the first nine months of 2009 from 3.39% in the first nine months of 2008.  The increase in margin year over year was driven by the accretion of fair market valuations of loans and deposits acquired in the merger with American Community.  Excluding the accretion, net interest margin for the first nine months of 2009 decreased to 2.89% as compared to 3.39% in the first nine months of 2008.   A comparison of the first nine months of 2009 and 2008 shows that yield on earning assets decreased by 88 basis points which was offset by a decrease of 123 basis points in the cost on interest bearing liabilities.  The significant change in yields on interest earning assets and interest bearing liabilities are the result of the $8.3 million accretion of fair market value adjustments.  Fair market value adjustments are accreted on a double declining basis over 112 months.  Roughly half of the total fair market value adjustments recorded at the merger have been accreted into income during the past six months.  The decline in yield on earning assets was attributable to the yield on loans which declined by 89 basis points in the first nine months of 2009 as compared to the first nine months of 2008.  Variable rate loans that reprice within three months together with fixed rate loans that mature within three months comprised 32.7% of total loans held for investment at September 30, 2009, down from 45.0% at September 30, 2008.  The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

After a period of about twelve months following a rate increase, the Company’s net interest margin should begin to increase assuming a constant mix of asset and liability categories. The Company’s internal management reports indicate that the monthly net interest margin, excluding the impact of Sidus, reached its lowest point for the first nine months during May and began to rise in June.  Comparing the linked third and second quarters of 2009, the net interest margin expanded by 6 basis points.

Average Balance Sheets and Net Interest Income Analysis

(Dollars in Thousands)

	September 30, 2009			September 30, 2008
(Unaudited)	Average		Yield/	Average		Yield/
Nine Months Ended:	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Federal funds sold	$15,946	$22	0.18%	$4,294	$45	1.40%
Interest bearing deposits	10,190	31	0.41%	11,095	300	3.60%
Investment securities (1)	172,597	5,957	4.61%	142,817	5,603	5.23%
Total loans (1)(2)	1,563,466	64,813	5.54%	1,057,970	51,104	6.43%
Total average earning assets (1)	1,762,199	70,823	5.37%	1,216,176	57,052	6.25%
Noninterest earning assets	185,963			129,706
Total average assets	$1,948,162			$1,345,882

INTEREST BEARING LIABILITIES
NOW and money market	$332,470	$2,266	0.91%	$232,443	$3,010	1.73%
Savings	45,822	92	0.27%	36,942	155	0.56%
Time certificates	999,200	19,711	2.64%	619,681	19,572	4.21%
Total interest bearing deposits	1,377,492	22,069	2.14%	889,066	22,737	3.41%
Repurchase agreements sold	57,051	506	1.19%	50,005	922	2.46%
Borrowed funds	82,594	1,635	2.65%	94,158	2,428	3.44%
Total interest bearing liabilities	1,517,137	24,210	2.13%	1,033,229	26,087	3.36%

Noninterest bearing deposits	178,193			155,585
Shareholders’ equity	206,860			146,134
Other liabilities	45,972			10,934
Total average liabilities and shareholders’ equity	$1,948,162			$1,345,882
NET INTEREST INCOME/YIELD (3)(4)		$46,613	3.54%		$30,965	3.39%

INTEREST SPREAD (5)			3.24%			2.89%

(1)

Interest income and yields related to securities and loans exempt from Federal income taxes are stated on a fully tax equivalent basis, assuming a Federal income tax rate of 34%, reduced by the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.
(3)	Net interest income is the difference between interest income from earning assets and interest expense.
(4)	Net interest margin is net interest income divided by total average earning assets.
(5)	Interest spread is the difference between the average interest rate received on earning assets and the average rate paid on interest bearing liabilities.

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

The Bank calculated an allowance for loan losses of $54.3 million at September 30, 2009, or 3.30% of loans held for investment, as compared to $22.4 million, or 1.88% of loans held for investment, at December 31, 2008 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date.  Increases in the allowance for loan losses were due to rising trends in the Bank’s past due and non-performing loans (as discussed in the following nonperforming assets section) and rising unemployment rates.  This increase in non-performing loans is a direct result of the weak economic environment, taking a toll on numerous borrowers’ ability to pay as scheduled.  This has resulted in increased loan delinquencies, and in some cases impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure.  Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed.  In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

Our real estate portfolio has approximately $375.1 million of construction loans, $611.6 million of commercial real estate loans, $363.7 million in first lien mortgage loans, and $5.8 million in junior lien mortgage loans as of September 30, 2009.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio.  We do not have any option ARM products or subprime loans in our portfolio.  Construction loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to increase our allowance to appropriate levels based on our estimates.   As of September 30, 2009, $40.8 million of our real estate loans had interest reserves including both borrower and bank funded.  There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies to identify and monitor all loans with interest reserves.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type.  Out of the $54.3 million in total allowance for loan losses at September 30, 2009, the specific allowance for impaired loans accounted for $11.4 million, up from $3.7 million at year end.  The remaining general allowance, $42.9 million, was attributed to performing loans and was up from $18.7 million at year end.  Increased charge-offs for the rolling eight quarters ended September 30, 2009 as compared to the eight quarter period ending December 31, 2008 accounted for approximately 88% of the increase in general allowance.  Other model factors that added to the allowance included rising trends in the Bank’s past due and nonaccrual loans and rising unemployment rates.  Usually, we expect the general allowance on performing loans to increase when periods of economic weakness are coupled with look-back periods of increasing charged-offs.  Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in the rolling eight-quarter average of the Bank’s charged off loans.

Net loan charge offs (recoveries) were $13,378,202, or 1.14% (annualized), of average loans held for investment, for the nine months ending September 30, 2009 compared to $1,069,381, or 0.14% (annualized), of average loans held for investment, for the nine months ending September 30, 2008.  The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all loan types.  The following is a summary of charge-off by loan category (in thousands):

	For the nine months ended		For the nine months ended
	September 30, 2009		September 30, 2008
		Net charge-offs		Net charge-offs
		to average		to average
Loan Type	Net Charge-offs	balances	Net Charge-offs	balances
Construction	$4,576	1.50%	$51	0.03%
Commercial, financial and agricultural	4,658	2.36%	239	0.17%
Mortgage	270	0.11%	81	0.05%
Commercial real estate	1,726	0.34%	63	0.02%
Installment loans	737	0.96%	404	0.63%
Revolving 1-4 family loans	1,411	0.85%	231	0.21%
Total	13,378	1.14%	1,069	0.31%

Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired, are reviewed periodically in order to determine if a specific allowance is required.  Charge off history, credit administration’s determination of loan impairment and risk grades, and other internal and external qualitative factors are primary considerations in calculating the allowance for loan losses.  The risk grades are based on several factors including historical data, current economic factors, and assessments of individual credits within specific loan types.  Because these factors are dynamic, the provision for loan losses can fluctuate.  Periodic credit quality reviews performed on a sample basis are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment (except where the sale of the asset is considered to be the primary source of repayment).

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues for the entire life of the loan.  Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk levels.  The loan officer monitors the loan’s performance and credit quality and makes changes to the risk grade as conditions warrant.  The Chief Credit Officer coordinates the loan approval process for loans not involving the Board of Directors by delegating authority to certain lenders with Board approval. The Bank Loan Committee is comprised of senior bank management and approves new loans and relationship exposures over certain dollar amounts. Officer loan approval limits are reviewed and approved by the Board of Directors.  The Chief Credit Officer is responsible for the credit policy which includes underwriting guidelines and procedures.  The Chief Credit Officer is a voting member of the Bank Loan Committee.

Management uses the information developed from the procedures above in evaluating and grading the loan portfolio.  This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant.  Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered.  Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on the borrower’s payment history.  The Bank measures impairment based upon probable cash flows and the value of the collateral.  Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed.   Updated appraisals are required for all impaired loans and typically at renewal or modification of material loans if the appraisal is greater than 12 months old.  Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve.  In estimating reserve levels, the Bank aggregates the remaining loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance.  The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are adjusted for other factors that are not necessarily captured in the historical loss ratios.  Internal environmental factors applied to performing loan pools include past-due and nonaccrual trends, risk grade migration trends and the assessment of underwriting and servicing.  External environmental factors include interest rate trends, unemployment rate trends, and real estate loan concentrations.  There were no changes in the current quarter to the model other than changes in factors discussed above.  We are currently re-evaluating the methodologies used in our allowance model for estimating reserves on our performing loans, including internal and external environmental factors, adjustments, and other factors utilized.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of September 30, 2009. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

As of September 30, 2009, the allowance for loan losses was $54.3 million, or 3.30%, of gross loans held for investment.  This allowance level compares with $22.4 million, or 1.88%, of loans held for investment at December 31, 2008, and $16.5 million, or 1.48%, at September 30, 2008.

Nonperforming Assets

Total non-performing assets increased from $17.7 million to $55.1 million and from 1.16% to 2.68% of total assets as of December 31, 2008 and September 30, 2009, respectively.  Total OREO increased from approximately $4.0 million at December 31, 2008 to $9.4 million at September 30, 2009.  Total nonaccrual loans increased from $13.6 million, or 1.10% of loans, at December 31, 2008 to $45.7 million, or 2.70% of loans, at September 30, 2009, with $8.6 million acquired in the merger with American Community.   The increases in nonaccrual loans, impaired loans, and OREO are the result of some economic softening in our markets during the past nine months.   We have analyzed our non-performing loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan.  We have downgraded loans for which the probability of collection is more uncertain and written down OREO property values where net realizable values have declined.  Specific allowance for nonperforming loans accounted for $11.4 million, up from $3.7 million at year end.

The increase in non-performing loans from December 31, 2008 to September 30, 2009 is related primarily to continued deterioration in the Bank’s overall construction loan portfolio. The total number of loans on nonaccrual has increased from 101 to 285 since December 31, 2008, of which 91 were acquired from American Community. The average non-

accrual loan balance is $129,293 and $159,402 as of December 31, 2008 and September 30, 2009, respectively.  At September 30, 2009, 89% of the non-accrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer totaled $2.4 million of construction loans for which $1.3 million was specifically assigned to the allowance. Nonaccrual loans also included two other large relationships each totaling $1.9 million.  The first relationship is a commercial, non real estate loan, with specific allowances of $1.0 million, and the other relationship consists of construction loans with specific allowances of $110,000.  These loans were placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and dismal future industry outlook.  The following table is a breakdown of all nonaccrual loans by type:

	September 30, 2009		December 31, 2008
		% of Total		% of Total
Loan Type	Balance	Nonaccrual Loans	Balance	Nonaccrual Loans
Construction	$23,164,052	50.7%	$5,036,053	32.4%
Commercial, financial and agricultural	4,798,088	10.5%	4,657,327	30.6%
Mortgage	8,208,460	18.0%	1,818,458	20.5%
Commercial real estate	9,115,359	20.0%	1,593,673	15.2%
Installment loans	13,523	0.0%	323,008	1.2%
Open end, unsecured	385,753	0.8%	218,793	0.1%
Total	$45,685,235	100.0%	$13,647,312	100.0%

All loans more than 90 days past due are put on nonaccrual and stop accruing interest.  In addition, loans are placed on nonaccrual status if, based on current information, circumstances, or events, we believe it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Nonaccrual loan relationships with balances of at least $100,000 will be considered impaired and evaluated for specific allowances as needed.   When a nonaccrual loan has paid according to the schedule for at least six months, or waiver granted by the Chief Credit Officer, and the customer demonstrates the intent and ability to continue to pay in a timely manner, the Bank may begin accruing interest, and it will no longer be considered impaired.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets.  Total noninterest income increased approximately $1.7 million, or 39.5%, comparing the third quarters of 2009 and 2008. Total noninterest income increased approximately $6.6 million, or 54.1%, for the nine months ended September 30, 2009 as compared to noninterest income for the nine months ended September 30, 2008. The fluctuations in the income categories that make up noninterest income are as follows:

•  Quarter to date service charges on deposit accounts increased $405,000 due mainly to income from American Community of $498,000. Excluding American Community, ATM charges decreased $53,000 and NSF fee income decreased $48,000.

Year to date increases in service charges on deposit accounts of $913,000 included income from American Community of $959,000.  Excluding American Community, ATM charges decreased $59,000 and NSF fees decreased $10,000.  Offsetting this decrease was an increase in service charges of $29,000.

•  Quarter to date other service fee income increased by approximately $331,000 due to income from American Community of $105,000 and increases in the commission income for mortgage originations and investment fee income of $300,000.  Increases were partially offset by decreases in merchant fee income and credit card user fees of $121,000.

Year to date other service fee income increased approximately $1.0 million due to income from American Community of $142,000 and increases in commissions and fees of $788,000.

•  Quarter to date results show an increase in net gain in the sale of mortgages of approximately $878,000 or 46.9% as total loans originated and sold increased.  The decline in conventional mortgage rates since 2008 resulted in an increase in mortgage loans originated from $247 million in the third quarter of 2008 to $251 million in the third quarter of 2009.

Year to date, gain on sale of mortgage loans increased by approximately $5.3 million or 98.0% for the same reasons as discussed above.

•  Income on investment in bank-owned life insurance (“BOLI”) decreased only slightly by 1.1% for the quarter to date and 0.77% for the year to date.

•  Mortgage banking income increased approximately $18,000 to a gain for the quarter of $7,000 due to an increase in the average servicing portfolio for the quarter in comparison to the prior year.  The increase in portfolio size was offset partially by decreases in the valuation adjustment to mortgage servicing rights (“MSR”) and a drop in the servicing fees received.

Year to date, mortgage banking income decreased approximately $574,000 due in part to the valuation adjustment to mortgage servicing rights (“MSR”) to reflect a steady decline in the average serviced mortgage balances and a drop in servicing fees received.  The decline in serviced mortgage balances was attributed to the market rate decreases that resulted in serviced mortgage customers refinancing.

•  Other income increased by approximately $33,000 or 54.0% for the quarter and decreased $46,000 for the year mainly due to the reduction in dividend income from the FHLB.

Noninterest Expense

Total noninterest expenses were $78.9 million for the third quarter of 2009, compared to $10.9 million in the same period of 2008, an increase of $68.0 million, or 624.1%. Total noninterest expenses were $109.9 million for the nine months ended September 30, 2009, compared to $29.8 million for the same period of 2008, an increase of $80.1 million, or 269.1%.  The largest contributor to the increase was a $61.6 million goodwill impairment writedown.  See additional disclosures and discussions regarding the goodwill impairment in Footnote 15 to the financial statements.

The following is a summary of the fluctuations, other than goodwill impairment, for the quarter and nine months ended September 30, 2009 as compared to September 30, 2008.

•            Quarter-to-date salaries and employee benefit expenses increased by $2.6 million or 51.1%.  The major components of the $2.6 million increase are summarized as follows.  Salaries and wages increased by $2.1 million, with $1.1 million related to the American Community acquisition.  The increase in Sidus’ salaries of $429,000 was attributable to the additional staff necessary to process the increased mortgage loan volume.  Salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, increased $531,000, directly offsetting the increase in wages. These increased cost deferrals were a product of increases in (1) loan volume and (2) cost per loan (held for investment) that was deferred.  Accruals for the mortgage lending subsidiary’s bonus incentive plan increased $115,000 based on performance measures.  Other personnel expenses increased by $315,000, primarily for (1) post-retirement benefit accruals from split-dollar policies and for (2) expenses associated with operating the American Community division after its acquisition.  In the aggregate, employee group insurance expense increased by $180,000, payroll taxes by $133,000, and 401(k) matching contributions by $68,000.  Most of the increases in these categories were associated with the addition of previous American Community employees.  Commission expenses increased by $186,000 as mortgage origination production at the Bank increased.

Year-to-date increases in salaries and employee benefits were $6.6 million or 44.1% for same reasons as discussed above.

•            Quarter-to-date occupancy and equipment expenses increased by $551,000 or 42.2%.  The increase attributable to the addition of the American Community branches was $570,000, offsetting the increase was a decrease in maintenance expenses.

Year-to-date increases in occupancy and equipment expenses increased by $1.5 million, or 40.5%, for the same reasons as discussed above.

•            Printing and supplies increased by $169,000, or 96.1%, comparing third quarter 2009 with third quarter 2008. The increase attributable to the addition of the American Community branches was $62,000.  Certain training and merger supplies required for the June 2009 conversion of American Community files increased the printing and supplies cost also.

Year-to-date increases in printing and supplies increased $293,000, or 52.6%, for reasons discussed above.

•            Quarter-to-date data processing expense increased $132,000, or 60.8%, with $62,000 attributable to American Community processing expenses.  Excluding American Community, data processing expense increased by $70,000 due to the outsourcing of nightly processing to an outside company beginning in June 2009.

Year–to-date data processing expense increased $309,000, or 51.4%, for same reasons as discussed above.

•            Quarter-to-date communication expense increased $100,000, or 36.9%, with $129,000 attributable to American Community expenses.  Excluding American Community, communication expense decreased $29,000 due to the fact that in the quarter ended September 30, 2008, additional expenses were incurred related to the Cardinal State Bank acquisition.

Year–to-date communication expense increased $266,000, or 35.1%, with $185,000 attributable to American Community expenses.  Excluding American Community, communication expense increased $41,000, partially due to the installation of a new communication system and training provided.

•            Quarter-to-date advertising and marketing expense increased $88,000, or 19.7%, with $12,000 attributable to American Community expenses.  The increase is due to additional advertising and marketing campaigns related to the merger with American Community, and the introduction of new products.

Year-to-date advertising and marketing expense increased $165,000, or 21.2%, for the same reasons as discussed above.

•            Amortization of the core deposit intangible, recognized with the purchases of Main Street BankShares, Inc. in 2002, High Country Financial Corporation in 2004, Cardinal State Bank in 2008, and American Community Bancshares, Inc in 2009, increased $98,000, or 43.0%, for the quarter and $250,000, or 38.4%, for the year due to the purchase of American Community on April 17, 2009.

•            Quarter-to-date and year-to-date FDIC assessment expenses increased $774,000 and $3.0 million, respectively, due to additional assessments imposed by the FDIC and an increase in deposits related to the American Community merger.

•            Quarter to date, other operating expenses (including attorney fees, accounting fees, and acquisition costs) increased approximately $2.1 million or 71.8% with American Community contributing $279,000 of the increase. The largest increases were in the following categories:  merger expenses incurred in the acquisition of American Community of $292,000, attorney fees (up $351,000), accounting fees due to additional services (up $356,000); outside professional service fees, including transfer agent fees, (up $127,000); ATM and debit card transaction fees (up $117,000) and loan collection expense (up $361,000).

Year to date, other operating expenses increased $6.2 million or 84.5% with American Community contributing $511,000. The largest increases were in the following categories:  merger expenses incurred in the acquisition of American Community of $2.6 million, attorney fees due to additional services (up $712,000), accounting fees (up $412,000); outside professional service fees, including transfer agent fees, (up $378,000); loan collection expense (up $521,000); check losses (up $168,000) and contributions (up $119,000).

Income Tax Expense

Income tax benefit for the third quarter of 2009 was $4.7 million compared to income tax expense of $795,000 in the third quarter of 2008, a decrease of 693.0%.  The effective tax rate for the third quarter of 2009 was (6.5%) compared to 30.7% for the same period of 2008.   Decrease in the effective tax rate was the result of the goodwill impairment charge which has no deferred or current tax implications.  Excluding the impairment of goodwill, the effective tax rate for the third quarter of 2009 was (41.3)%.  The Company will continue to monitor deferred tax assets for impairment.

Income tax benefit for the nine month period ended September 30, 2009 was $11.5 million compared to income tax expense of $2.9 million for the same period of 2008, a decrease of 495.7%.  The effective tax rate for the nine months ended September 30, 2009 was (12.7%) compared to 31.1% in the same period of 2008.  The effective tax rate decrease was attributable to the goodwill impairment.  Excluding the impairment of goodwill, the effective tax rate for the nine months ended September 30, 2009 was (39.8)%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations.  The information contained in Item 2 in the section captioned “Liquidity, Interest Rate Sensitivity and Market Risk” is incorporated herein by reference.  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.  The acquisition of American Community and expansion into new market areas in North and South Carolina have marketing risks that are mitigated by retaining the American Community brand name in these markets.  Credit risk associated with loans acquired in the merger are part of the overall discussion of credit risk in the sections captioned “Provision and Allowance for Loan Losses” and “Non-Performing Assets.”

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

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, because of the existence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A of our 2008 Annual Report on Form 10-K, we have identified the following material weaknesses as of December 31, 2008:

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

Accounting for Significant Estimates

The Company did not maintain sufficient internal controls over the preparation and review of its allowance for loan losses model, including obtaining approval and documented support for changes in the underlying assumptions being used for the estimation. In addition, the Company did not maintain policies and procedures to ensure that identification of impaired loans and estimates of valuation allowances required under the receivables topic of the FASB Accounting Standards Codification are made timely and accurately, and are subject to a detailed supervisory review. These deficiencies contributed to various mathematical errors and inappropriate assumptions being made in the estimation of the allowance for loan losses. Material adjustments were subsequently made to the Company’s preliminary consolidated financial statements.

Credit Administration

While management has committed substantial additional resources to credit administration in 2008 and 2009, the Company needs to make further improvement to its internal control over certain areas involving credit administration, in order to reduce the possibility of material errors in the estimation of the allowance for loan losses. Specifically, the Company needs further internal controls over documentation of underwriting practices over renewals and extensions, collateral inspection on construction loans before approval of advances, monitoring of interest reserves on certain acquisition and development loans, and independent review of appraisals.

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

•                  We continue to emphasize the importance of accurate risk grades on loans and will continue to develop our Credit Risk Review with our Regional Credit Officer staff to ensure proper grading of loans at origination, as well as throughout the life of the loan.  Lenders and loan operations personnel have been informed of the requirement to assign risk grades to loans upon origination.  The importance of periodic review of risk grades has been emphasized to ensure that changes are made as warranted due to the changes in the condition of the borrower, the collateral, or general economic conditions.  The controls over pre-and post-origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades. Our Credit Risk Review staff will perform periodic reviews of risk grades on selected loans to ensure risk grading accuracy.

•                  We developed a formal procedure for recommending and approving any changes to the allowance for loan loss model to ensure that such changes are appropriate. Controls over completeness and accuracy of the model were strengthened during the quarter, especially with regard to calculation of specific allowances for impaired loans.  In addition review controls were improved for the calculation of historical loss factors, calculation of performing watch list loan amounts, and calculation of ratios used for estimating the impact of environmental factors for the general allowance for unimpaired loans.

•                  We continue to assess and strengthen current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.

•                  We enhanced financial reporting resources by adding personnel from the merger with American Community Bancshares, Inc. In addition, a review of the staffing resources that are needed to support accurate, complete, and timely financial reporting according to generally accepted accounting principles was completed by management and approved by the audit committee. A proposal for remediation was submitted to the Audit Committee in June 2009. This proposal included documentation of the process enhancements and personnel responsible for both preparation and review. Implementation began immediately thereafter and additional staff was hired, including a Chief Financial Officer with a significant amount of banking experience, during the third quarter of 2009.  Management continues to evaluate its financial reporting process for possible improvements in efficiency while maintaining completeness and accuracy.

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

Changes in Internal Control over Financial Reporting

The only changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are summarized above in the description of our material weaknesses in internal control over financial reporting, as well as the ongoing remediation efforts described above.

Part II. Other Information

Item 1.    Legal Proceedings.

As previously disclosed in our SEC filings, the Company was a party to the following legal proceedings and potential claims arising in the normal conduct of business.  The Company was sued for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who alleged breach of contract.  In addition, the plaintiffs sought liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims.  They also asserted that non-compete provisions of the employment agreements did not apply to their separation.  Both plaintiffs filed for judgment on the pleadings in state court and prevailed.  The Company appealed the orders to the North Carolina Court of Appeals before the trial court had determined damages.  Plaintiffs prevailed before the Court of Appeals, and the Company’s further appeal to the North Carolina Supreme Court was denied.   The Supreme Court remanded the case to the trial court for a determination of damages.  On July 9, 2009, the case was settled by confidential agreement of the parties.  The full amount of the settlement had been reserved in prior periods and no additional reserves are deemed necessary.

Except as described above, we are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2009, the Company entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Department of the Treasury (“Treasury”) dated July 24, 2009 pursuant to which the Company issued and sold to Treasury (i) 13,312 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T-ACB, having a liquidation preference of $1,000 per share (the “Series T-ACB Preferred Stock”), and (ii) a ten-year warrant to purchase up to 273,534 shares of the Company’s common stock, par value $1.00 per share (“Common Stock”), at an initial exercise price of $7.30 per share (the “Warrant”), for an aggregate purchase price of $13,312,000 in cash.  The terms of the Series T-ACB Preferred Stock are the same as the CPP preferred stock issued to Treasury on January 16, 2009.  For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on July 27, 2009.

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

4.1	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 27, 2009).

4.2	Form of Series T-ACB Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 27, 2009).

10.1	American Community Bank 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 11, 2008).

10.2	American Community Bank 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed April 11, 2008).

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

Yadkin Valley Financial Corporation

BY:	/s/ William A. Long
William A. Long, President and Chief Executive Officer

BY:	/s/ Jan H. Hollar
Jan H. Hollar, Executive Vice President and Chief Financial Officer

November 4, 2009