Form 10-K
period 2009-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2010-03-05
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.
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
     Yes [   ]                      No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes [   ]                     No [ X ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]                     No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes [   ]                     No [ X ]
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes [   ]                     No [ X ]
The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $106 million based on the closing sale price of $6.84 per share on June 30, 2009. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 5, 2010 was 16,134,640.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

Form 10-K Table of Contents

PART I
CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
          This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and which statements are inherently subject to risks and uncertainties. These statements are based on many assumptions and estimates and are not guarantees of future performance. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgments of Yadkin Valley Financial Corporation, its subsidiary bank, and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.
          Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:
•
reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•
ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, which could be exacerbated by potential climate change, and international instability;

•	changes in deposit flows;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain internal control over financial reporting;

•
our reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet its liquidity needs;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	our ability to retain our existing customers, including our deposit relationships;

•
the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions.

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
          These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.
               We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Item 1 - Business
     Corporate history and address. Yadkin Valley Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina to serve as the holding company for Yadkin Valley Bank and Trust Company (the “Bank”), a North Carolina chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Bank is not a member of the Federal Reserve System (“Federal Reserve”). The Bank began operations in 1968. Effective July 1, 2006, the Bank was reorganized and the Bank became the Company’s wholly owned subsidiary.
     On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices in Iredell and Mecklenburg counties in North Carolina under the assumed name “Piedmont Bank, a division of Yadkin Valley Bank and Trust Company.” On January 1, 2004, the bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga and Avery counties in North Carolina, under the assumed name “High Country Bank, a division of Yadkin Valley Bank and Trust Company.” On October 1, 2004, the Bank acquired Sidus Financial, LLC (“Sidus”), a mortgage lender that continues to operate as a wholly owned subsidiary. The Bank acquired Cardinal State Bank, of Durham, North Carolina (“Cardinal”) on March 31, 2008 and operates the former Cardinal State Bank offices in Durham, Granville and Orange Counties, North Carolina, under the assumed name “Cardinal State Bank, a division of Yadkin Valley Bank and Trust Company.” On April 16, 2009, the Company acquired American Community Bancshares, Inc., and its subsidiary, American Community Bank of Monroe, North Carolina (“American Community”) and continues to operate the former American Community Bank offices in Union and Mecklenburg counties in North Carolina and York and Cherokee counties in South Carolina, under the assumed name “American Community Bank, a division of Yadkin Valley Bank and Trust Company.” We operate in the central piedmont, research triangle area and the northwestern region of North Carolina and the central piedmont area of South Carolina. Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.”
     The American Community acquisition added approximately $529.4 million in tangible assets and $5.0 million in losses to the Company segment, after allocation of overhead costs, for the year ended December 31, 2009.
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

     The Debenture was issued pursuant to a Junior Subordinated Deferrable Interest Debenture between the Company and Wilmington Trust Company dated November 1, 2007 (the “Indenture”), which has been previously filed with the SEC. The terms of the Debenture are substantially the same as the terms of the trust preferred securities. Interest payments by the Company will be used by the trust to pay the quarterly distributions to the holders of the trust preferred securities. The Indenture permits the Company to redeem the Debenture after five years.
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
     In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. The trust preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The fair market value adjustment associated with the trust preferred securities acquired in the American Community acquisition was $1.1 million at December 31, 2009.
     On January 16, 2009, pursuant to the Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), we entered into a Letter Agreement with Treasury dated January 16, 2009 pursuant to which the Company issued and sold to Treasury (i) 36,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (“Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $13.99 per share, for an aggregate purchase price of $36,000,000 in cash. For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on January 20, 2009.
     On July 24, 2009, again pursuant to the CPP, the Company issued and sold to Treasury (i) 13,312 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T-ACB, having a liquidation preference of $1,000 per share (the “Series T-ACB Preferred Stock”), and (ii) a ten-year warrant to purchase up to 273,534 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $7.30 per share , for an aggregate purchase price of $13,312,000 in cash. The terms of the Series T-ACB Preferred Stock are the same as the Series T Preferred Stock issued to Treasury on January 16, 2009. For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on July 27, 2009.
     During 2009, the Company established five North Carolina limited liability companies (LLCs), Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC and Green Street V, LLC. The purpose of LLCs is to hold, maintain and sell real estate properties acquired by the Bank.
     The Company’s principal executive offices are located at 209 North Bridge Street, Elkin, North Carolina 28621-3404, and the telephone number is (336) 526-6300. Our periodic securities reports on Forms 10-K and 10-Q and our current securities reports on Form 8-K are available on our website at www.yadkinvalleybank.com- under the heading “About Us – News & Press Releases.” The information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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

     At December 31, 2009, we had total assets of $2,113.6 million, net loans held for investment of $1,627.8 million, deposits of $1,821.8 million, and shareholders’ equity of $152.3 million. We had a net loss of $77.4 million and diluted losses per share of $5.23 for the year ended December 31, 2009. We had net income of $3.9 million and $14.7 million and diluted earnings per share of $0.34 and $1.37 for the years ended December 31, 2008 and 2007, respectively. Assets and net loans acquired in the American Community acquisition were $546.1 million and $416.3 million, respectively. For further information on the American Community acquisition, refer to Note 2 of our consolidated financial statements. The decrease in net income from 2008 to 2009 in the Bank segment was a direct result of an increase in provision for loan losses of $37.3 million and the write-off of goodwill in the amount of $61.6 million. Other factors contributing to the decrease were increases in expenses related to the merger with American Community and increased FDIC assessments. The Sidus segment increase in net income is due primarily to significant increase in refinance activity and the reduction in interest expense due to the falling interest rates in 2009. See Note 20 to the Consolidated Financial Statements for segment information for the past three years.
     Business Offices. Yadkin operates 42 full-service banking offices including the 13 locations acquired in the American Community merger and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), East Bend, Jonesville and Yadkinville (Yadkin County), and Pfafftown (Forsyth County) under the Yadkin name. The Bank has a loan production office in Wilmington, NC (New Hanover County) operating under the Yadkin name. The offices in Statesville and Mooresville (Iredell County), and Cornelius and Huntersville (Mecklenburg County) are operated under the Piedmont Bank assumed name. The offices in Boone (Watauga County) and Linville (Avery County) are operated under the High Country Bank assumed name. We operate three offices in Durham (Durham County) and one office in Hillsborough (Orange County) and one office in Creedmoor (Granville County) under the Cardinal State Bank assumed name. Offices in Monroe, Indian Trail and Marshville (Union County), Charlotte and Mint Hill (Mecklenburg County); as well as offices in Tega Cay, South Carolina (York County) and Gaffney and Blacksburg, South Carolina (Cherokee County) are operated under the American Community Bank assumed name.
     Banking Market. The Bank’s current banking market consists of the central piedmont counties (2009 population) of Mecklenburg (913,000), Union (201,000) and Iredell (161,000), the research triangle counties of Durham (265,000), Orange (128,000) and Granville (58,000) and the northwestern counties of Ashe (26,000), Avery (18,000), Forsyth (350,000), Surry (74,000), Watauga (45,000), Wilkes (68,000) and Yadkin (38,000) in North Carolina and the upstate counties of South Carolina of York (221,000) and Cherokee (54,000) counties, and to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 in the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee. The acquisition of Cardinal State Bank added Orange, Granville and Durham Counties along Interstates 40 and 85 in the “Triangle” area of central North Carolina to our market area.
     Yadkin’s market area is well diversified and strong. The 15 counties in which our branches are located had an estimated 2008 population of almost 2.6 million people. Median family income in 2009 for these counties ranged from a low of $41,000 in mostly rural Watauga County to a high of almost $67,000 in urban Mecklenburg County. Over 99% of the work force is employed in nonagricultural wage and salary positions. The government employs approximately 9% of the work force. The major non-governmental employment sectors were retail trade (11%), health and social assistance (13%), manufacturing (12%), accommodation and food services (9%), construction services (6%) and administrative and waste services (7%). (Source-NC Dept of Commerce & US Census Bureau).
     Competition. Commercial banking in North Carolina and South Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of one of the ten largest commercial banks in the United States, which has branches located in the Yadkin Market. The following table summarizes Yadkin’s share of the deposit market in each of the fifteen counties as of June 30, 2009.

					Yadkin Valley
				Yadkin Valley	Bank % of
	Total Number of	Yadkin Valley	Total Amount of	Bank Deposits	Market
County	Branches	Bank Branches	Deposits (000’s)	(000’s)	Deposits
North Carolina:
Ashe	13	3	$553,761	$167,528	30%
Avery	9	1	262,106	13,919	5%
Durham	69	3	4,546,394	157,065	3%
Forsyth	107	1	17,873,985	21,173	<1%
Granville	11	1	524,398	15,599	3%
Iredell	56	6	2,250,841	263,394	12%
Mecklenburg	238	6	175,615,887	189,120	<1%
Orange	32	1	1,718,161	14,311	<1%
Surry	29	2	1,392,466	247,181	18%
Union	40	5	1,603,756	221,874	14%
Watauga	22	4	916,802	123,020	13%
Wilkes	21	2	776,636	104,009	13%
Yadkin	11	3	471,904	158,502	34%

South Carolina:
Cherokee	14	3	484,281	72,007	15%
York	54	1	2,064,908	12,147	<1%
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

          Recent Regulatory Developments. The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Annual Report on Form 10-K.
          Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:
•
The ESSA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of mark-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•
On October 14, 2008, the Treasury announced the creation of a new program, the CPP that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury on terms that are non-negotiable;

•
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

▪
Debt Guarantee Program (“DGP”)- Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; and

▪
Transaction Account Guarantee Program (“TAGP”)- Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•
On February 10, 2009, the Treasury announced the Financial Stability Plan, which earmarked $350 billion of the Troubled Asset Relief Program (“TARP”) funds authorized under EESA. Among other things, the Financial Stability Plan includes:

▪	A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

▪	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

▪
A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

▪	Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•
On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the TARP

•
On March 23, 2009, the Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

▪
The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

▪
The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage-backed securities and commercial mortgage-backed securities and cash equivalents pending investment.

•	On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009; and

•
On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 and to increase assessment rates effective on January 1, 2011.

          On January 16, 2009, the Company issued 36,000 shares of Series T Preferred Stock, each with a liquidation preference of $1,000 per share, to the Treasury for $36 million pursuant to the CPP. Additionally, the Company issued a warrant to purchase up to 385,990 shares of common stock to the Treasury as a condition to its participation in the CPP. The warrant has an exercise price of $13.99 per share, is immediately exercisable and expires 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued growth and lending in the communities served by the Bank. The Series T Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.
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
          Under the CPP, the Company issued an additional $13.3 million in Cumulative Perpetual Preferred Stock, Series T-ACB, on July 24, 2009. In addition, the Company provided a warrant to the Treasury to purchase 273,534 shares of the Company’s common stock at an exercise price of $7.30 per share. Other than the exercise price for the warrant, the terms of the preferred stock and warrant to purchase common stock issued in July 2009 were identical to those securities issued in January 2009
Relative Value Calculation

	Fair Value		Relative Value
	(in millions)	Relative Value (%)	(in millions)
NPV of Preferred (14% discount)	$6.7	85.9%	$11.4
Fair Value of warrants (Black Scholes)	1.1	14.1%	1.9

Total	$7.8	100.0%	$13.3

          These common stock warrants have been assigned a fair value of $3.97 per share, or $1.1 million in aggregate as of July 24, 2009. Using a relative fair value allocation approach, $1.9 million was recorded as a discount on the preferred stock and will be accreted as a reduction in the net income available for common shareholders over the next five years at $300,000 to $400,000 per year.
          As a condition of the CPP, the Company must obtain consent from the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the June 30, 2009 quarterly amount. Furthermore, the Company has agreed to certain restrictions on executive compensation. Under the Recovery Act, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.
          The Bank participated in the TLGP. The Company and the Bank participated in the DGP but have elected not to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. Had we selected this non-guaranteed debt option, the FDIC would have assessed the Bank 37.5 basis points times its two percent of liabilities as of September 30, 2008. As a result of the enhancements to deposit insurance protection and the demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly during 2009.
          Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.
Proposed Legislation and Regulatory Action
          Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the Treasury released a white paper entitled “Financial Regulatory Reform – A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.
          The Proposal includes the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.
          The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting our provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.
          On February 2, 2010, the President called on the Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.
          The new restrictions mandated by the Federal Reserve under Regulation E on overdraft fees set to go into effect July 1, 2010. These restrictions will ban overdraft fees on ATM withdrawals or signature debit transactions unless consumers voluntarily opt in for overdraft protection. We are currently assessing the impact of the new regulation on future earnings; however, we expect a downward trend in non-interest income as a result.
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
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
          Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2009, the Bank’s Tier 1 leverage capital ratio and total capital were 8.0% and 10.3%, respectively. As of December 31, 2009, the Company’s Tier 1 leverage capital ratio and total capital were 8.4% and 10.6%, respectively. We may at some point; however, need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.
          The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2009, the Federal Reserve had not advised Yadkin of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.
          Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.
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
          Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our Bank and management fees paid by the Bank. We must pay our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock or our Series T-ACB Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Prior to January 16, 2012, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent. Additionally, prior to July 24, 2012, so long as the Treasury owns shares of the Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner (as defined below) approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place.
          Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.
Yadkin Valley Bank and Trust Company
     As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission (the “Commission”) through the North Carolina Commissioner of Banks (the “Commissioner”) and its applicable federal regulator is the FDIC. The Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013.
The Commission and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:
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
          Federal Regulation. As a North Carolina chartered bank, we are subject to regulation, supervision and regular examination by the FDIC. The FDIC is required to conduct regular on-site examinations of the operations of the Bank and enforces federal laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, and types and amounts of loans and investments made by commercial banks. Among other things, the FDIC must approve the establishment of branch offices, conversions, mergers, assumption of deposit liabilities between insured banks and uninsured banks or institutions, and the acquisition or establishment of certain subsidiary corporations. The FDIC can also prevent capital or surplus diminution in transactions where the deposit accounts of the resulting, continuing or assumed bank are insured by the FDIC.
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
          Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2009, no reserves were required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.7 million and $44.5 million, and additional reserves were required on aggregate balances in excess of $44.5 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2010, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.7 million and $44.5 million, and additional reserves are required on aggregate balances in excess of $44.5 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2009, the Bank met its reserve requirements.
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

          Dividends. Under federal banking law, no cash dividend may be paid if a bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default on any deposit insurance assessment due to the FDIC. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place.
          Deposit Insurance Assessments. The Bank’s deposits are insured up to $250,000 by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation until December 31, 2013 at which time the insured limits will return to $100,000 for non-IRA accounts and $250,000 for IRA accounts. The Bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 5, 2010, institutions were assessed at annual rates ranging from 12 to 45 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. As a result, we incurred increased deposit insurance costs during 2009 in comparison to previous periods.
        Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s TLGP. Provided an institution has not opted out of the TLGP, the FDIC will fully guarantee funds deposited in noninterest bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. The Company has decided to opt out of the Temporary Liquidity Guarantee Program as of December 31, 2009.
        In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. FICO assessments are set quarterly, and in 2009 ranged from 1.14 basis points in the first quarter to 1.10 basis points in the fourth quarter. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. The amount of our special assessment was $998,639. In addition, the FDIC required financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and will require such prepayments for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. The rule provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. The amount of our prepayment is approximately $11.2 million and was paid on December 30, 2009.
        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.
        Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
The deposit operations of the Bank also are subject to:
•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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
          Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a core capital ratio of 6.0% or more and a leverage ratio of 5.0% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a core capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3.0% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a core capital ratio of less than 4.0% or a leverage ratio of less than 4.0%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6.0%, a core capital ratio of less than 3.0% and a leverage ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a tangible equity ratio of less than or equal to 2.0%. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. As of December 31, 2009 the Bank was well capitalized within the meaning of the capital guidelines with $4.8 million in excess risk-based capital, $54.4 million in excess core capital and $61.5 million in excess leverage capital.
          If a state bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Thus, for deposits in its own normal market area, the bank must offer rates that are not in excess of 75 basis points over the average local rates. For non-local deposits, the bank must offer rates that are not in excess of 75 basis points over either (1) the bank’s own local rates or (2) the applicable non-local rates. In other words, the bank must adhere to the prevailing rates in its own normal market area for all deposits (whether local or non-local) and also must adhere to the prevailing rates in the non-local area for any non-local deposits. Thus, the bank would be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the bank’s own normal market area. Moreover, the Federal Deposit Insurance Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized.
          If a state bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC, and the FDIC may also take certain actions to correct the capital position of the bank. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. The FDIC may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the bank will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the bank’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is categorized as significantly undercapitalized.
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
          A state bank may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the bank would be undercapitalized. In addition, a bank cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the bank if following such a distribution the bank would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.
          The capital classification of a bank affects the frequency of regulatory examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The FDIC is required to conduct a full-scope, on-site examination of every bank on a periodic basis.
          Banks also may be restricted in their ability to accept, renew, or rollover brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept, renew, or rollover brokered deposits, but all banks that are not well capitalized are not permitted to accept, renew, or rollover such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.
          Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.
          USA PATRIOT Act/Bank Secrecy Act. The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
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
          Office of Foreign Assets Control Regulation. The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.
          Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.
          Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.
          Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
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

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.
          Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
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
     Dividends. The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. The Bank is currently prohibited from paying dividends to the holding company without prior approval from the Commissioner and the FDIC. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place.

     Future legislation and regulations. Yadkin cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, their effect on its operations. Any change in applicable law or regulation, state or federal, may have a material adverse effect on its business.
     Insurance of Accounts and Regulation by the FDIC. Yadkin’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
     Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from 12 to 50 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 7 to 77.5 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share. The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth). The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital. In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 50 basis points. The FDIC also imposed a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter. The amount of our special assessment was $998,639. In addition, the FDIC required financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and will require such prepayments for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. The rule provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. The amount of our prepayment is approximately $11.2 million and was paid on December 30, 2009.
     FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2009, the Financing Corporation assessment equaled 3.95 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.
     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.
Number of Employees
     At December 31, 2009, the Company had 428 full-time employees (including our executive officers) and 64 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

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
          Negative developments in the latter half of 2007 and during 2008 and 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.
We may have higher loan losses than is provided for in our allowance for loan losses.
          We attempt to maintain an appropriate allowance for loan losses to provide for losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:
          •   an ongoing review of the quality, mix, and size of our overall loan portfolio;
          •   our historical loan loss experience;
          •   an evaluation of economic conditions;
          •   regular reviews of loan delinquencies and loan portfolio quality; and
          •   the amount and quality of collateral, including guarantees, securing the loans.
          However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. If charge-offs in future periods increase, we may be required to increase our provisions for loan losses, which would decrease our net income and possibly our capital.
          Also, our loan losses could exceed our allowance for loan losses. As of December 31, 2009, approximately 73% of our loan portfolio was composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than repayment of residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:
•	cost overruns;

•	declining property values;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects or units in a timely manner.
          These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase our percentage of nonperforming assets. An increase in nonperforming loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
          Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our loan growth, which may affect our short-term earnings.
          Additionally, as part of the merger with American Community, we identified an increase in nonperforming loans in the American Community loan portfolio, including loans or lines of credit that needed to be adversely classified after execution of the merger agreement (due in part to a reassessment of certain of American Community’s construction loans and loans secured by real property in light of the continuing softness in the economic environment), and the resulting increases in American Community’s reserves for loan losses. There can be no assurances that the reserves for loan losses will meet the current need, or that the loan losses will not be greater than anticipated after completion of the proposed merger.
          Federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.
We could continue to sustain losses from a further decline in credit quality.
     Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We have, and could continue to, sustain losses if more borrowers, guarantors, or related parties fail to perform in accordance with the terms of their loans or if we fail to detect or respond to deterioration in asset quality in a timely manner. Problems with credit quality or asset quality have, and could continue to, cause our interest income and net interest margin to further decrease and our provisions for loan losses to further increase, which have, and could continue to, adversely affect our business, financial condition, and results of operations. These risks have been exacerbated by the recent developments in national and international financial markets, and we are unable to accurately predict what effect these uncertain market conditions will continue to have on these risks.
Continued changes in local economic conditions have and could continue to lead to higher loan charge-offs and reduce our net income and growth.
     We are subject to periodic fluctuations of the local economic conditions, which presently have a negative effect. These fluctuations are not predictable, cannot be controlled, and currently are creating a material adverse impact on our operations and financial condition. Our banking operations are locally oriented and community-based. Accordingly, we continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serves. For example, increases in unemployment and decreases in real estate values, as well as other factors, have and could continue to weaken the economies of the communities we serve. Weaknesses in our market area have and could continue to depress its earnings and consequently its financial condition because:
•	customers may not want or need our products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of our loan portfolio may decline.
     All of the latter scenarios have required and could continue to require us to charge off a higher percentage of loans and/or increase provisions for credit losses, which reduces our net income.
We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.
          Commercial real estate, commercial business, and construction lending usually involves higher credit risks than that of single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.
          Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
          Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (i) depreciate over time, (ii) difficult to appraise and liquidate, and (iii) fluctuate in value based on the success of the business.
          Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.
          As of December 31, 2009, our outstanding commercial real estate loans were equal to 351% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.
     Since 2007, the United States has seen softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been affecting the mortgage industry generally. Our financial results may be adversely affected by changes in real estate values in areas in which it operates. Decreases in real estate values in these areas could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, then our net income and profits may decrease.
     The declines in home prices in many markets across the United States, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which are provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
     Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations.
Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.
          Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 91.5% of our interest income for the year ended December 31, 2009. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.
If we do not perform well, we may be required to recognize additional impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
          Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position. During 2009, we recorded an impairment charge of $61.6 million against goodwill related to the banking segment.
          If current market conditions persist during 2010, in particular, if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment for the Sidus segment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in impairment of goodwill during 2010.
          Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. There was no valuation allowance necessary at of December 31, 2009. Charges to record a valuation allowance could have a material adverse effect on our results of operations and financial position.
There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.
          As described above under Supervision and Regulation, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”
Yadkin may identify material weaknesses in its internal control over financial reporting that may adversely affect Yadkin’s ability to properly account for non-routine transactions.
     As we have grown and expanded, we have added, and expect to acquire or continue to add, businesses and other activities that complement our core retail and commercial banking functions. For example, we acquired American Community in a transaction that closed in April 2009. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can, and have, influenced management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business process and properly integrate it into the Company, we encountered difficulties that impacted our internal controls over financial reporting in 2007 and in 2008, and can give no assurance that we will not encounter additional operational and financial reporting difficulties impacting our internal control over financial reporting.
Because of our participation in the CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.
          Pursuant to the terms of the CPP purchase agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP purchase agreement, including the common stock which may be issued pursuant to the CPP warrants. These standards generally apply to our Chief Executive Officer, Chief Financial Officer, and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.
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
          Proposals for further regulation of the financial services industry are continually being introduced in the United States Congress and the General Assembly of the State of North Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the Treasury announced that Fannie Mae (along with Freddie Mac) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the Treasury announced its Capital Purchase Program under EESA. Additionally, on February 17, 2009, the Recovery Act was signed into law to, among other things, create jobs and stimulate economic growth, and on March 23, 2009, Treasury, along with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. See “Risk Factors – We are subject to extensive regulation that could restrict our activities” above.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.
          As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2009, we paid $4.1 million in deposit insurance assessments. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. The amount of our special assessment was $998,639. In addition, the FDIC required financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and will require such prepayments for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. The rule provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. The amount of our prepayment is approximately $11.2 million and was paid on December 30, 2009.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
          We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we hope to redeem the Series T and Series T-ACB Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T and Series T-ACB Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.
We depend heavily on out of market deposits as a source of funding.
          As of December 31, 2009, 8% of our deposits were obtained from out-of-market sources. To continue to have access to this source of funding, we are required to be classified as a “well capitalized” bank by the FDIC; whereas, if we only “meet” the adequate capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding.
Liquidity needs could adversely affect our financial condition and results of operations.
     We rely on dividends from our bank subsidiary as our primary source of funds. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place. The primary sources of funds of the bank subsidiary are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.
     Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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
     During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, there can be no assurance that Yadkin will not experience a material adverse effect on its ability to access capital, its business, its financial condition, and its results of operations.
     In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. These actions include the government-assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and a historic bill authorizing the Treasury to invest in financial institutions and purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. There can be no assurance as to when or if the government will take further steps to intervene in the financial sector and what impact government actions will have on the financial markets. Governmental intervention (or the lack thereof) could materially and adversely affect Yadkin’s business, financial condition and results of operations.
Significant risks accompany our recent and continued expansion.
     We have recently experienced significant growth in our acquisition of American Community, and will likely continue to grow by opening new branches or loan production offices and through acquisitions. Such expansion could place a strain on our resources, systems, operations, and cash flow. Our ability to manage this expansion will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. Because we may continue to grow by opening new branches or loan production offices and acquiring banks or branches of other banks that we believe provide a strategic fit with our business, we cannot assure shareholders that we will be able to adequately or profitably manage this growth. Risks associated with acquisition activity include the following:
•	difficulties and expense associated with identifying and evaluating potential acquisitions and merger partners;

•	inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	our ability to finance an acquisition;

•	the diversion of management’s attention to negotiate a transaction and integrate the operations and personnel of an acquired business;

•	our lack of experience in markets into which we may enter;

•	difficulties and expense in integrating the operations and personnel of the combined businesses;

•	loss of key employees and customers as a result of an acquisition that is poorly received; and

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.
     We may also issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure shareholders we will be able to expand our market presence in existing markets or successfully enter new markets or that any such expansion will not adversely affect its results of operations. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected. Our ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage growth. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow will also depend on whether we encounter additional operational and financial reporting difficulties as a result of future growth. If we encounter additional operational and financial reporting difficulties, our ability to grow in the future may be adversely affected.
The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.
     We intend to expand our banking network over the next several years, not just in our current markets of the central piedmont, research triangle and northwestern areas of North Carolina but also in other fast-growing markets throughout North Carolina, and in contiguous states. We believe that to expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for highly qualified banking professionals is competitive, and we cannot assure shareholders that we will be successful in attracting, hiring, motivating or retaining them.
     In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new branches effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition, and results of operations.
New or acquired banking office facilities and other facilities may not be profitable.
          We may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings in the short term. If branches of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and we can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.
We depend on key individuals, and the unexpected loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.
     William A. Long, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since July 31, 2002. If we were to lose Mr. Long’s services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Long and other key management personnel in each of our market areas. Our success also depends on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel, including the chief financial officer, Jan H. Hollar. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of either of these key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.
We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.
     In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.
Interest rate volatility could significantly harm our business.
     Our results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities. These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to accurately predict what effect these uncertain market conditions will have on these risks.
We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.
          Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.
We are subject to extensive regulation that could limit or restrict our activities.
     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our capital stock, and our ability to make acquisitions.
     The laws and regulations applicable to the banking industry could change at any time, and the effects of these changes on our business and profitability cannot be predicted. For example, new legislation or regulation could limit the manner in which we conduct our business, including the ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. Moreover, as a regulated entity, we can be requested by regulators to implement changes to our operations. We have addressed areas of regulatory concern, including interest rate risk, through the adoption of board resolutions and improved policies and procedures.
We face strong competition in our market area, which may limit our asset growth and profitability.
     The banking business in our primary market area, which is currently concentrated in the central piedmont, research triangle and northwestern areas of North Carolina, is very competitive, and the level of competition we face may increase further, which may limit our asset growth and profitability. We experience competition in both lending and attracting funds from other banks and nonbank financial institutions located within our market area, some of which are significantly larger, well-established institutions. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms. We may face a competitive disadvantage as a result of our smaller size, lack of significant multi-state geographic diversification and inability to spread our marketing costs across a broader market.
Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.
          Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.
We have implemented anti-takeover strategies that could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.
     In many cases, shareholders might receive a premium for their shares if we were purchased by another company. State law and our articles of incorporation and bylaws make it difficult for anyone to purchase us without the approval of our board of directors. For example, our articles of incorporation include certain anti-takeover provisions, such as being subject to the Shareholder Protection Act and Control Share Acquisition Act under North Carolina law, which may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control of us by allowing minority shareholders to prevent a transaction favored by a majority of the shareholders. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of us. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
Changes in banking laws could have a material adverse effect on us.
     We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, we are subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the North Carolina legislature has passed a number of bills that impose additional requirements, limitations and liabilities on mortgage loan brokers, originators and servicers. Generally, these enactments cover banks as well as state-licensed mortgage lenders. The legislatures of other states in which Sidus operates that do not currently have these requirements, may enact similar legislation in the future.
     Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.
Our trading volume has been low compared with larger banks and bank holding companies and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
          The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended March 1, 2010 was approximately 38,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
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
Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the Treasury pursuant to the Capital Purchase Program.
          Legislation that has been adopted after we closed on our sales of Series T and Series T-ACB Preferred Stock and warrants to the Treasury for $36.0 million and $13.3 million, respectively, pursuant to the CPP, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.
The Series T and Series T-ACB Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.
          The dividends declared on the Series T and Series T-ACB Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T and Series T-ACB Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T and Series T-ACB Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 3.3% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.
          Moreover, the securities purchase agreement between us and the Treasury pursuant to the CPP provides that prior to the earlier of (i) three years from the date of sale and (ii) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series T and Series T-ACB Preferred Stock) or trust preferred securities.
If we are unable to redeem the Series T and Series T-ACB Preferred Stock after five years, we will be required to make higher dividend payments on this stock, thereby substantially increasing our cost of capital.
          If we are unable to redeem the Series T and Series T-ACB Preferred Stock prior to February 15, 2014 and July 24, 2014, respectively, the dividend rate will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the preferred stock could have a material negative effect on our liquidity, our net income available to common shareholders, and our earnings per share.
Item 1B. Unresolved Staff Comments
          None.

Item 2 — Properties
The Company currently operates out of 42 full-service banking offices, 11 mortgage lending offices operated by Sidus, 8 administrative offices, and one loan production office as set forth below:

	Approximate Square	Year Established/
Office location	Footage	Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
107 North Fifth Avenue, West Jefferson, NC	2,400	1988
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
516 Hawthorne Drive, Yadkinville, NC	4,532	2007
4611 Yadkinville Road, Pfafftown, NC	2,400	2007
3804 Peachtree Ave #220E, Wilmington, NC (LPO)	1,200	2007

Offices doing business as Piedmont Bank -
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	12,280	2005
3475 East Broad St, Statesville, NC	1,800	2006

Offices doing business as High Country Bank-
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
520 Church Road, Boone, NC	215	2001
783 W. King Street Ste A, Boone, NC	1,200	2004
3618 Mitchell Ave, Linville, NC	3,000	2005

Offices doing business as Cardinal State Bank-
237 South Churton Street, Hillsborough, NC	3,250	2008
5309 Highgate Drive, Durham, NC	3,300	2008
115 East Carver Street, Durham, NC	4,300	2008
3400 Westgate Drive, Durham, NC	2,400	2008
405 N. Main St, Creedmoor, NC	1,056	2008

Offices doing business as American Community Bank-
2593 West Roosevelt Boulevard, Monroe, NC	14,774	2009
13860 East Independence Boulevard, Indian Trail, NC	3,850	2009
120 East Sunset Drive, Monroe, NC	450	2009
2406 West Roosevelt Boulevard, Monroe, NC	600	2009
7001 East Marshville Boulevard, Marshville, NC	3,500	2009
7200 Matthews-Mint Hill Road, Mint Hill, NC	2,500	2009
3500 Mt. Holly-Huntersville Road, Charlotte, NC	4,500	2009
4500 Cameron Valley Parkway, Charlotte, NC	2,800	2009
2130 South Boulevard, Charlotte, NC	5,400	2009
217 North Granard Street, Gaffney, SC	11,000	2009
207 West Cherokee Street, Blacksburg, SC	2,500	2009

	Approximate Square	Year Established/
Office location	Footage	Acquired
626 Chesnee Highway, Gaffney, SC	2,500	2009
1738 Gold Hill Road, Tega Cay, SC	3,100	2009

Offices operated by Sidus Financial, LLC
1905 Turnbury Drive, Greenville, NC	10,000	2004
1073 13th Street SE, Hickory, NC	750	2004
350 South Cox Ste D, Asheboro, NC	800	2004
5001 Craig Rath Blvd. Midlothian, VA	2,691	2004
1824 E. Main St, Easley, SC	1,000	2004
6511 Creedmoor Road Ste 207, Raleigh, NC	1,150	2006
2308 Cedar Run Place, Wilson, NC	950	2006
#16 Causeway Shopping Center, Atlantic Beach, NC	600	2006
1 Bedford Farms Drive Bedford NH	3,653	2008
2300 S. Croatan Hwy, Nags Head, NC	1100	2009
131 Ampersand Drive, Aberdeen, NC	120	2009

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004
3710 University Drive, Durham, NC	12,000	2008
300 East Broad Street, Statesville, NC	6,000	2009
Item 3 — Legal Proceedings
     In the course of ordinary business, the Company may, from time to time, be named a party to legal actions and proceedings. In accordance with GAAP the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The Company was the defendant in a suit for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who alleged breach of contract. In addition, the plaintiffs sought liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also asserted that non-compete provisions of the employment agreements did not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company appealed the orders to the North Carolina Court of Appeals before the trial court had determined damages. Plaintiffs prevailed before the Court of Appeals and the Company’s further appeal to the North Carolina Supreme Court was denied. The Supreme Court remanded the case to the trial court for a determination of damages. On July 9, 2009, the case was settled by confidential agreement of the parties. The full amount of the settlement had been reserved in prior periods and no additional expenses were recorded in 2009.
     Although the Company is a defendant in various legal proceedings arising in the ordinary course of business, there are no legal proceedings pending or, to the best knowledge of management, threatened which, in the opinion of management, will have a material adverse affect on the financial condition or results of operation of the Company.
Item 4 — Reserved

PART II
Item 5 —Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
     Market for the Common Stock of the Company. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.” As of March 1, 2010, the Company had 6,320 shareholders of record.
          The following table lists high and low published closing prices of Yadkin’s common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated:

		Sale Price
	Dividends	Common Stock
	Paid	High	Low
2009
First Quarter	$0.06	$14.00	$3.27
Second Quarter	0.06	8.20	5.08
Third Quarter	-	7.25	4.67
Fourth Quarter	-	4.39	3.29

		Sale Price
	Dividends	Common Stock
	Paid	High	Low
2008
First Quarter	$0.13	$15.81	$12.65
Second Quarter	0.13	15.15	11.95
Third Quarter	0.13	17.65	9.90
Fourth Quarter	0.13	16.96	11.39

     Dividends. In the future, any declaration and payment of cash dividends will be subject to Yadkin’s Board of Directors’ evaluation of its operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T or Series T-ACB Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T and Series T-ACB Preferred Stock have been paid in full. Prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury’s consent. Additionally, prior to July 24, 2012, so long as the Treasury owns shares of the Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.
     Regulatory restrictions on cash dividends. As a holding company, we are dependent upon our subsidiary, the bank, to provide funding for our operating expenses and dividends. North Carolina banking law requires that cash dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place.
     We suspended our common stock repurchase plan in 2008, which we historically used to (1) reduce the number of shares outstanding when our share price in the market made repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter or year ended December 31, 2009.

     Item 6 — Selected Financial Data

	($ in thousands, except per share data)
	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Total interest income	$95,542	$74,526	$75,193	$67,306	$53,251
Total interest expense	31,831	34,536	33,301	26,429	18,586

Net interest income	63,711	39,990	41,892	40,877	34,665
Provision for loan losses	48,439	11,109	2,488	2,165	1,724

Net interest income after provision for loan losses	15,272	28,881	39,404	38,712	32,941
Non-interest income	24,843	15,865	15,731	14,345	13,243
Non-interest expenses	124,048	39,638	33,246	32,093	29,627

Income (loss) before income taxes	(83,933)	5,108	21,889	20,964	16,557
Provision for income taxes	(8,875)	1,241	7,201	7,172	5,399

Net income (loss)	(75,058)	3,867	14,688	13,792	11,158
Preferred stock dividend and amortization of preferred stock discount	2,435	-	-	-	-

Net income (loss) to common shareholders	$(77,493)	$3,867	$14,688	$13,792	$11,158

Per Share Data: (1)
Earnings (loss) per share - basic	$(5.23)	$0.34	$1.39	$1.30	$1.04
Earnings (loss) per share - diluted	(5.23)	0.34	1.37	1.28	1.03
Cash dividends per share	0.12	0.52	0.51	0.47	0.43
Weighted average shares outstanding
Basic	14,808,325	11,235,943	10,594,567	10,640,819	10,685,457
Diluted	14,808,325	11,306,742	10,712,667	10,788,798	10,828,799

Selected Year-End Balance Sheet Data:
Loans, net, and loans held for sale	$1,677,538	$1,215,143	$939,061	$846,432	$759,483
Total assets	2,113,612	1,524,288	1,211,077	1,120,865	1,024,295
Deposits	1,821,752	1,155,042	963,442	907,847	814,353
Shareholders’ equity	152,266	149,644	133,269	124,399	116,323

Selected Ratios:
Return on average assets	(3.96%)	0.28%	1.31%	1.31%	1.14%
Return on average equity	(40.50%)	2.66%	11.32%	11.52%	9.79%
Dividend payout	(59.09%)	154.80%	36.77%	36.15%	41.34%
Average equity to average assets	9.78%	10.55%	11.53%	11.69%	11.61%
The American Community and Cardinal acquisitions’ results of operations are included from the date of acquisition forward.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes combined in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. Because Yadkin Valley Financial Corporation has no material operations and conducts no business on its own other than owning its subsidiary, Yadkin Valley Bank and Trust (“the Bank”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Yadkin Valley Financial Corporation and Yadkin Valley Bank and Trust are collectively referred to herein as the Company unless otherwise noted.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 and the year ended December 31, 2007, and also analyzes our financial condition as of December 31, 2009 as compared to December 31, 2008. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
     Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the value of the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.
The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report. Throughout MD&A we make reference to tangible equity which is a non-GAAP measure. See page 50 for a reconciliation from the GAAP measure to non-GAAP measure.
Critical Accounting Policies
     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Bank’s accounting for loans, the provision and allowance for loan losses and goodwill. In particular, the Bank’s accounting policies relating to the provision and allowance for loan losses and possible impairment of goodwill involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material differences in the consolidated financial position or consolidated results of operations. Please see the discussion below under “Loans,” “Provision for Allowance for Loan Losses,” and “Goodwill.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” for additional information regarding all of the Bank’s critical and significant accounting policies.
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
     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES – We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but may differ from actual results. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance for loan losses and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.
     GOODWILL – Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step will determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value will be adjusted, and an impairment charge will be recorded. Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the Company has recorded a $61.6 million goodwill impairment charge to write-off all of its goodwill at the Bank reporting unit during 2009. The remaining $4.9 million in goodwill is related to the Sidus segment and will continue to be reviewed for impairment at least annually. For further discussion of goodwill impairment, refer to Note 22 of the Consolidated Financial Statements.
Financial Condition
          The Bank’s total assets increased 38.7% from $1,524.3 million at December 31, 2008 to $2,113.6 million at December 31, 2009. Total gross loans held for investment increased 41.2% from $1,187.6 million at December 31, 2008 to $1,676.4 million at December 31, 2009. Deposits grew 57.7% from $1,155.0 million at December 31, 2008 to $1,821.8 million at December 31, 2009. Assets and net loans acquired in the American Community acquisition were $546.1 million and $416.3 million, respectively. Deposits acquired in the American Community acquisition were $439.9 million. For further information on the American Community acquisition, refer to Note 2 of the Consolidated Financial Statements.
          Loans grew by $488.8 million, or 41.2% for the year ended December 31, 2009 which includes the $416.6 million acquired in the merger with American Community on April 17, 2009 as presented in Note 2 to the financial statements. The table below presents the increases in loans year over year as well as the increase attributable to the American Community acquisition.

					Acquired from
					American
	Balance	Balance			Community on
Loan Category	12/31/09	12/31/08	Increase	% Increase	April 17, 2009
		(dollar amounts in millions)
Construction	$364.9	$228.0	$136.9	60.0%	$131.8
Commercial real estate	583.1	416.9	166.2	39.9%	99.5
1-4 family mortgage loans	169.8	125.2	44.6	35.6%	42.3
1-4 family equity lines	202.7	135.6	67.1	49.5%	47.8
Multifamily	36.0	22.5	13.5	60.0%	2.7
Commercial, other	271.4	225.1	46.3	20.6%	79.3
Consumer	48.5	34.3	14.2	41.4%	12.9

Total loans	$1,676.4	$1,187.6	$488.8	41.2%	$416.3

          The largest loan growth categories for 2009, including loans acquired in the American Community acquisition, were construction and land development loans which increased by $136.9 million, or 60.0%, commercial real estate loans which increased by $166.2 million, or 39.9%, home equity lines which increased $67.1 million, or 49.5% and commercial and industrial loans which grew by $46.3 million, or 20.6%. Loan composition includes commercial real estate loans which account for 35% of total loans, followed by construction and land development loans, 22%, commercial and industrial loans, 16%, home equity lines, 12%, residential 1-4 family first mortgage liens, 10%, consumer loans, 3%, and multifamily loans, 2%.
          The weighted-average rate for loans held-for-investment at December 31, 2009 was 5.40% as compared to 5.28% at December 31, 2008. This increase is attributable to strategic loan pricing on variable rate loan products during 2009 and the impact of interest rate floors. Fixed rate loans comprised 53% of total loans held for investment at December 31, 2009, an increase of 51% from the prior year end. Fixed rate loans held at December 31, 2009 and December 31, 2008 yielded 6.27% and 6.57%, respectively, a decrease of 30 basis points. At December 31, 2009, and 2008, the aggregate yields of variable rate loans were 4.43% and 3.93%, respectively, an increase of 50 basis points.
          Mortgage loans held-for-sale decreased slightly by $214,000, or 0.4% while year-to-date loan closings at December 31, 2009 exceeded year-to-date loan closings at December 31, 2008 by $600.0 million. These loans are closed, managed, and sold by Sidus. The decrease in the amount of loans held-for-sale was due to the volume and timing of the loan closings and the loans sold. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held-for-sale are normally sold to investors within two to three weeks after closing. Loans closed by Sidus during 2009 totaled $1,646.0 million with monthly volumes ranging from $71.0 million in October to $225.0 million in March.
          The securities portfolio increased by $46.0 million, or 33.4%, due to the addition of $72.0 million acquired in the American Community acquisition, purchases of $31.3 million, and a $1.4 million increase in unrealized gains. These increases were offset by $58.0 million in principal reductions and maturities. All securities were held in the available-for-sale category and included U.S. Government agency securities of $42.9 million, or 23.3%, state and municipal securities of $61.4 million, or 33.4%, mortgage-backed securities of $50.9 million, or 27.7%, collateralized mortgage obligations of $27.5 million, or 15.0% and $1.2 million, or 0.6% in other common and preferred stocks. The unrealized gains increased to a net unrealized gain of $4.7 million from a net unrealized gain of $3.3 million as a result of stabilization of rates during 2009. The tax equivalent yield on securities held at December 31, 2009 was 4.77%, a decrease from 5.35% a year earlier.
          Premises and equipment, net of accumulated depreciation, increased by $9.7 million from December 31, 2008 to December 31, 2009. The American Community acquisition added $9.4 million in premises and equipment while depreciation and disposals accounted for a slight decrease. Foreclosed real estate, also referred to as “Other Real Estate Owned” (“OREO”), increased by $10.3 million from December 31, 2008 to December 31, 2009. OREO acquired in the American Community acquisition was $433,000 with the remaining increase related to foreclosed properties during 2009. Refer to the discussion under “Nonperforming Assets” for additional information.

          Goodwill decreased by $48.6 million from December 31, 2008 to December 31, 2009. The decrease was primarily due to a $61.6 million impairment write-down related to the Banking segment, offset by the addition of $13.0 million in goodwill from the American Community acquisition. See Note 22 to the Consolidated Financial Statements for further details regarding the goodwill impairment.
          Other assets increased by $35.7 million from December 31, 2008 to December 31, 2009. The majority of the increase was related to the deferred tax asset and the current income taxes receivable that were increased from $6.2 million to $26.4 million primarily due to deferred tax assets acquired in the American Community acquisition and operational losses incurred during 2009.
          Deposits grew by $666.8 million, or 57.7%, for the year ended December 31, 2009 which includes $439.9 million acquired in the merger with American Community on April 17, 2009 as presented in Note 2 to the consolidated financial statements. The table below presents the increases year over year as well as the increase attributable to the American Community acquisition.

					Acquired from
					American
	Balance	Balance			Community on
Deposit Category	12/31/09	12/31/08	Increase	% Increase	April 17, 2009
	(dollar amounts in millions)
Certificates of Deposit	$1,168.4	$717.6	$450.8	62.8%	$307.2
Money market	231.3	147.4	83.9	56.9%	36.1
NOW	160.9	99.7	61.2	61.4%	32.5
Savings	53.3	36.7	16.6	45.2%	13.9
Demand deposits	207.9	153.6	54.3	35.4%	50.2

Total deposits	$1,821.8	$1,155.0	$666.8	57.7%	$439.9

          Certificates of deposit (“CD”) were the largest contributor to deposit growth with an increase of $450.8 million, including $307.2 million acquired from American Community at the merger date. CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient for liquidity. Although there is no concentration of deposits from one individual or entity, the Bank does have $557.3 million or 30.6% of its total deposits in the over $100,000 (“jumbo CDs”) category. Jumbo CDs increased by $173.1 million or 45.1% over the balance at December 31, 2008 with American Community contributing $180.0 million. The Bank’s brokered CD’s are approximately 8% of the Bank’s total deposits and are discussed in further detail under “Liquidity Management” on page 44.
          The weighted-average rate for CDs outstanding on December 31, 2009 was 2.32% down from 3.69% at the end of the prior year. During 2009 the aggregate CD rate decreased as CDs repriced throughout the year. CD offering rates started to decrease as the Federal Reserve decreased the target federal funds to a range of 0% to 0.25% in 2008 and took this action to mitigate the effects of the weakness in the economy. The weighted-average rate paid on outstanding jumbo CDs at December 31, 2009 was 14 basis points higher than on other CDs, an increase from the prior year-end spread of 12 basis points. The weighted-average remaining term on jumbo CDs at December 31, 2009 was 11.7 months, up from 8.8 months, at the end of 2008 and 7.6 months at the end of 2007.
          The increases in money market and savings account balances were attributed to accounts acquired from American Community. Excluding balances acquired from American Community, there was an overall increase in checking account balances and a shift in the mix from noninterest-bearing demand deposits to money market and interest-bearing NOW accounts. This shift in mix can be attributed to the weakening economy as rate-conscious customers continued to look for better opportunities to earn interest on their balances.
          In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements increased from $39.8 million at December

31, 2008 to $48.0 million at December 31, 2009. Advances from the Federal Home Loan Bank at December 31, 2009 totaled $39.0 million compared to $118.7 million at December 31, 2008, a decrease of $79.6 million. Short-term advances decreased by $124.6 million and long-term advances increased $40.2 million. On November 1, 2007, the Company issued $25.0 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The initial interest rate was 6.21% for the period beginning November 1 through December 15, 2007. The rate will adjust quarterly, thereafter. The interest rate at December 31, 2009 was 1.57% and will be effective until March 16, 2010. These securities are classified as long-term debt and mature in the year 2032. The Company has the option to call for redemption of the securities in 2012. The proceeds provided funding for the acquisition of Cardinal at the end of the first quarter of 2008. In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. These trust preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. Their interest rate at December 31, 2009 was 3.05% and they are redeemable on December 15, 2033. The table below presents the increase (decrease) year over year as well as the increase attributable to the American Community acquisition.

					Acquired from
					American
	Balance	Balance	Increase	% Increase	Community on
Borrowings	12/31/09	12/31/08	(Decrease)	(Decrease)	April 17, 2009
	(dollar amounts in millions)
Short-term	$44.5	$169.1	$(124.6)	-73.7%	$16.8
Long-term	79.0	38.8	40.2	103.6%	35.2

Total borrowings	$123.5	$207.9	$(84.4)	-40.6%	$52.0

The Company also acquired from American Community, capital lease obligations in the amount of $2.5 million. See Note 14 in the Consolidated Financial Statements for further details.
          Other liabilities increased by $2.6 million or 32.6% from December 31, 2008 to December 31, 2009. The increase was due to an increase in accounts payable of $1.7 million due to timing of payment and additional accruals related to the acquisition of American Community of $2.3 million.
Effect of Economic Trends
          The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures during the last two years. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Management continues to monitor real estate trends and its effect on our portfolio, and is continuing to monitor credits with weaknesses.
          Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening. Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged. Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased. The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher rates on interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings matured during this period they repriced at higher interest rates. In late September 2007, the Federal Reserve reversed its position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007. The Federal Reserve continued to aggressively decrease rates by lowering the short-term rate 400 basis points during 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations
          Net loss available to common shareholders for 2009 was $77.5 million compared to net income of $3.9 million in 2008. The Bank’s net income for 2008 was $3.9 million, a 73.7% decrease from 2007 net income of $14.7 million. Basic net loss per common share available to common shareholders was $(5.23) in 2009 compared to basic net income per common share of $0.34 and $1.39 in 2008 and 2007, respectively. Diluted net loss per common share available to common shareholders was $(5.23) in 2009 compared to diluted net income per common share of $0.34 and $1.37 in 2008 and 2007, respectively. The Bank’s net loss before preferred dividends for 2009 was $75.1 million, a decrease of $79.0 million from 2008 net income of $3.9 million. Return (loss) on average assets was (3.96)% in 2009, 0.28% in 2008, and 1.31% in 2007. Return (loss) on average equity was (40.50)% in 2009, 2.66% in 2008, and 11.32% in 2007. Return (loss) on tangible equity (calculated as average equity of $191.4 million, excluding average goodwill and core deposit intangibles of $52.4 million) was (55.78)% in 2009, 4.06% in 2008 and 15.90% in 2007. The return on assets decreased significantly in 2009 as a result of reduced net income primarily as a result of increased provision for loan losses and the write down of goodwill. The return on equity declined as earnings decreased. The decrease in return on assets in 2008 was a result of reduced net income caused by a decline in net interest margin, increased provision for loan losses and the write down of Freddie Mac Preferred Stock. The return on equity declined in 2008 as average equity increased by 11.9% and earnings decreased by 73.7%.
Net Interest Income
          Net interest income is the primary source of operating income for the Bank. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.
          For analytical purposes, net interest income may be reported on a tax-equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2009, 2008, and 2007. These tables present changes in interest income and expense and net interest income changes caused by rate and/or volume.
          Net interest income increased $23.7 million or 59.3% in 2009 from 2008 compared to a decrease of $1.9 million or 4.5% in 2008 over 2007. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the increase in net interest income was a combination of an increase attributable to volume or asset growth as well as additional income resulting from the amortization and accretion of acquisition accounting adjustments and an increase attributable to declining interest rates on interest-bearing liabilities. The increase in volume contributed net interest income of $18.2 million. The rate decreases on deposits contributed to the increase in net interest income by $5.8 million. Acquisition accounting adjustments increased net interest income by $10.5 million. Average earning assets increased $567.2 million or 45.8% in 2009 over 2008 after increasing $225.0 million or 22.2% in 2008. Average loans increased $507.5 million or 46.6% in 2009 compared with an increase of $220.9 million or 25.5% in 2008. Average investment securities increased $50.7 million or 36.5% from 2008 to 2009 compared to an increase of $835,000 or 0.61% from 2007 to 2008.
          The net interest margin (tax-equivalent net interest income as a percentage of average interest-earning assets) increased to 3.59% from 3.29% comparing 2009 to 2008 after decreasing to 3.29% from 4.20% for the prior comparative periods. This increase is primarily due to the accretion of fair value adjustments recognized in the American Community merger. Also contributing to the increase in margin was the Company’s asset sensitivity, whereby assets adjust more quickly than liabilities to interest rate changes resulting in net interest margin expansion during a period of increasing rates and net interest margin compression during a period of declining rates. Rates declined 400 basis points in 2008. As the Interest Rate/Volume Variance Analysis table (page 41) shows, the increase in net interest income during 2009 attributable to volume (asset and liability growth) was $18.2 million while rate decreases on interest-bearing liabilities contributed to the increase in net interest income by $5.8 million. Also contributing to the increase in net interest margin was a decline in noninterest-bearing funds as a percentage of total deposits in 2009 of 13.6% as compared to 14.6% in 2008.
          Interest spread was 3.31% in 2009 compared to 2.84% in 2008 and 3.49% in 2007. Interest spread measures the difference between the average yield on interest-earning assets (tax-equivalent interest income as a percentage of average interest- earning assets) and the interest paid on interest-bearing liabilities. The rate declines in 2009 and 2008 mentioned in the previous paragraph contributed to the earning asset rate decline from 6.08% in 2008 to 5.35% in 2009. While the general decline in rates also contributed to a decline of 120 basis points in the interest-bearing liability rate from 2008 to 2009, this decline was 47 basis points higher than the 73 basis point decline in the earning asset rate.
     The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Bank for 2009, 2008, and 2007.

Interest Rates Earned and Paid

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$13,090	$25	0.19%	$2,451	$56	2.28%	$5,825	$298	5.12%
Interest-bearing deposits	8,344	45	0.54%	9,885	376	3.80%	3,213	148	4.61%
Investment securities (1)	189,333	8,051	4.25%	138,674	7,304	5.27%	137,839	7,067	5.13%
Total loans (1)(2)(6)	1,596,094	88,486	5.54%	1,088,626	67,609	6.21%	867,725	68,377	7.88%

Total interest-earning assets	1,806,861	96,607	5.35%	1,239,636	75,345	6.08%	1,014,602	75,890	7.48%

Non-earning assets	150,434			136,221			110,230

Total assets	$1,957,295			$1,375,857			$1,124,832

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$330,348	3,002	0.91%	$235,836	3,866	1.64%	$188,909	4,196	2.22%
Savings	47,603	127	0.27%	36,949	185	0.50%	36,152	343	0.95%
Time certificates	1,024,653	25,855	2.52%	640,282	26,210	4.09%	550,448	26,453	4.81%

Total interest bearing deposits	1,402,604	28,984		913,067	30,261	3.31%	775,509	30,992
Repurchase agreements sold	57,465	659	1.15%	48,981	1,132	2.31%	36,171	1,223
Borrowed funds (8)	103,634	2,188	2.11%	103,086	3,143	3.05%	21,980	1,086	4.94%

Total interest-bearing liabilities	1,563,703	31,831	2.04%	1,065,134	34,536	3.24%	833,660	33,301	3.99%

Non-interest bearing deposits	190,363			155,503			154,838
Stockholders’ equity	191,363			145,184			129,722
Other liabilities	11,866			10,036			6,612

Total average liabilities and stockholders’ equity	$1,957,295			$1,375,857			$1,124,832

Net interest income (3) and interest rate spread (5)		$64,776	3.31%		$40,809	2.84%		$42,589	3.49%

Net interest margin (4)			3.59%			3.29%			4.20%

(1) Yields relate to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense used to fund tax-exempt assets.
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
(6) Interest income on loans includes $6.2 million in accretion of fair market value adjustments related to recent mergers Estimated accretion for 2010 is $1.6 million.
(7) Interest expense on deposits includes $4.2 million in accretion of fair market value adjustments related to recent mergers. Estimated accretion for 2010 is $778,000.
(8) Interest expense on borrowings includes $63,000 in accretion of fair market value adjustments related to recent mergers. Estimated accretion for 2010 is $83,000.

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the current period’s rate), and (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume).
Interest Rate/Volume Analysis

	2009-2008			2008-2007
	Net Increase (Decrease)			Net Increase (Decrease)
	due to change in:			due to change in:
	Average	Average	Increase	Average	Average	Increase
	Balance	Rate	(Decrease)	Balance	Rate	(Decrease)

Interest-Earning Assets
Federal funds sold	$132	$(163)	$(31)	$(77)	$(165)	$(242)
Investment securities	(33)	$(298)	(331)	40	73	113
Other investments	2,411	(1,664)	747	254	(26)	228
Total loans	29,825	(8,948)	20,877	13,689	(14,455)	(766)

Total earning assets	32,335	(11,073)	21,262	13,906	(14,573)	(667)

Interest-Bearing Liabilities
NOW and money market	1,204	(2,068)	(864)	769	(1,099)	(330)
Savings	41	(99)	(58)	4	(162)	(158)
Time certificates	12,717	(13,072)	(355)	3,677	(3,920)	(243)

Total interest-bearing deposits	13,962	(15,239)	(1,277)	4,450	(5,181)	(731)
Borrowed funds	207	(1,635)	(1,428)	2,640	(674)	1,966

Total interest-bearing liabilities	14,169	(16,874)	(2,705)	7,090	(5,855)	1,235

Net interest income	$18,166	$5,801	$23,967	$6,816	$(8,718)	$(1,902)

Notes:
-Variances caused by the changes in rate times the changes in volume are allocated equally.
-Income on non-accrual loans is included in the volume and rate variance analysis table only to the extent that it represents interest payments received.
Market Risk, Asset/Liability Management and Interest Rate Sensitivity
          The Bank’s principal business is the origination or purchase of loans, funded by customer deposits, loan sales, and, to the extent necessary, other borrowed funds. Consequently, a significant portion of the Bank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Bank’s future net interest income and cash flows. Interest rate risk is the Bank’s primary market risk exposure. The Bank has not entered into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Bank has no market risk-sensitive instruments held for trading purposes. The Bank’s exposure to market risk is reviewed on a regular basis by management.
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
          Net interest margin increased by 30 basis points from 3.29% in 2008 to 3.59% in 2009. The 2009 margin increase was preceded by a decline of 91 basis points in 2008 and a decline of 25 basis points in 2007. During the year 2008, the prime rate decreased by 400 basis points from 7.25% to 3.25% with changes concentrated in the first and last quarters. The 91 basis points in margin decline was attributed to a combination of factors. These factors included the impact of 400 basis points in prime rate decreases during 2008, higher than normal rates on deposits relative to prime as banks competed aggressively for deposits to maintain liquidity, and a narrower margin from loans and deposits acquired from the Cardinal acquisition. The decline in 2007 was caused primarily by a 100 basis point decline in the prime rate during the year, all of which occurred during the last four months.
          Management uses various resources to measure interest rate risk, including simulating net interest income under different rate scenarios, monitoring changes in asset and liability values under similar rate scenarios and monitoring the gap between rate sensitive assets and liabilities over different time periods.
          The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2009 that mature or are expected to reprice within the stated time periods. Even though the analysis shows that the balance sheet is liability sensitive over a one year period by $330 million or 20.0% of repricing liabilities, management projects that net interest income over that period will reflect that the Company is asset sensitive because the assets reprice more quickly as shown by the table in the “Three Months or Less” column. The asset sensitivity of the Company’s net interest income is reflected in the “Income Shock Summary” table following the “Gap Analysis” table.

GAP Analysis

	Terms to Repricing at December 31, 2009
		More Than	Over 1 Year	Over 3 Years
	3 Months	3 Months	Thru	Thru	Over
	or Less	to 12 Months	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans:
Commercial	$183,975	$37,389	$61,296	$73,100	$7,580	$363,340
Real estate- construction	228,547	24,964	26,818	59,574	18,010	357,913
Real estate- mortgage	439,259	47,398	130,477	218,144	54,528	889,806
Consumer	12,388	15,603	21,405	13,045	2,948	65,389

Total Loans	864,169	125,354	239,996	363,863	83,066	1,676,448

Securities:
U.S. Treasuries and other agencies	-	8,000	2,000	17,245	14,622	41,867
State and municipal securities	1,208	6,365	12,180	3,745	36,553	60,051
Mortgage backed debt securities	4	760	418	2,730	72,195	76,107
Mutual funds/equities	-	-	-	-	5,816	5,816

Total Securities	1,212	15,125	14,598	23,720	129,186	183,841

Federal Funds Sold	93	-	-	-	-	93
Interest bearing due from banks	60,305	-	-	-	-	60,305

TOTAL EARNING ASSETS	$925,779	$140,479	$254,594	$387,583	$212,252	$1,920,687

INTEREST-BEARING LIABILITIES
Deposits:
NOW accounts	$-	$-	$160,848	$-	$-	$160,848
Money market accounts	231,303	-	-	-	-	231,303
Savings	-	-	53,356	-	-	53,356
Certificates:
Over $100,000	155,692	251,359	120,319	33,455	-	560,825
Other certificates	127,088	280,264	177,226	21,477	1,514	607,569

Total deposits	514,083	531,623	511,749	54,932	1,514	1,613,901

TT&L Notes	1,513	-	-	-	-	1,513
Repurchase Agreements/Fed Funds Purchased	48,047	-	-	-	(93)	47,954
FHLB borrowings	-	-	8,000	15,000	16,045	39,045
Junior Subordinated Debentures	36,084	-	-	-	(1,129)	34,955
TOTAL INTEREST BEARING

LIABILITIES	$599,727	$531,623	$519,749	$69,932	$16,337	$1,737,368

GAP	$326,052	$(391,144)	$(265,155)	$317,651	$195,915	$183,319

CUMULATIVE GAP	$326,052	$(65,092)	$(330,247)	$(12,596)	$183,319	$183,319

GAP %	16.98%	-20.36%	-13.81%	16.54%	10.20%	9.54%
Additional information regarding loans with maturity dates that exceed one year

Fixed rate loans with maturities that exceed one year					$866.2
Variable rate loans with maturities that exceed one year					$252.0

Income Shock Summary

	January 1, 2010 - December 31, 2010
		Rates UP (+200 bp)		Rates DN (-200 bp)
	Base
	Amount	Amount	% Change	Amount	% Change
		(dollars in thousands)

Short-term investments	$4	$55	1275.00%	$4	0.00%
Securities	7,942	8,563	7.82%	7,211	-9.20%
Loans	89,551	106,413	18.83%	72,375	-19.18%

Interest income	97,497	115,031	17.98%	79,590	-18.37%

Non-maturing deposits	$2,874	$7,500	160.96%	$2,874	0.00%
Certificates of deposits	19,897	26,369	32.53%	16,035	-19.41%
Borrowed money	2,451	6,836	178.91%	1,883	-23.17%

Interest expense	25,222	40,705	61.39%	20,792	-17.56%

Net interest income	$72,275	$74,326	2.84%	$58,798	-18.65%

Liquidity Management
          The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, Federal Home Loan Bank line of credit, junior subordinated debentures, and availability at the Federal Reserve discount window. Liquidity needs have been met through federal funds purchased and the use of a line of credit at the Federal Home Loan Bank. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In 2008, the Bank adopted a Brokered Funds Policy that allows the Bank to obtain brokered funds up to 20% of total deposits, and deposits obtained through a single broker are limited to 5% of total deposits. Previously, brokered funds were authorized under the Bank’s Asset Liability Management Policy but total and broker maximum amounts were not addressed by the policy. At December 31, 2009, brokered deposits totaled $137.7 million and accounted for approximately 7.6% of total deposits. The Bank maintains a brokered deposit NOW account to add municipal deposits which averaged $3.1 million during 2009 and totaled $3.3 million at December 31, 2009. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these municipal deposits have enhanced the Bank’s liquidity.
          The Bank contracted with Promontory Interfinancial Network (“Promontory”) in 2008 for various services including wholesale CD funding. Promontory’s CDARS® and One-Way BuySM products enable the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At December 31, 2009, the balance of funds acquired through the One-Way Buy product totaled $55.8 million. The Bank’s solicited deposits from outside its primary market area in the form of brokered certificates of deposit totaled $50.6 million at December 31, 2009. Promontory also provides a product, CDARS® Reciprocal, that allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Bank’s so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports these reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal certificates of deposit totaled $23.6 million at December 31, 2009.
          Comparing 2009 to 2008, average total deposits increased 53.6% or $489.5 million. At December 31, 2009, total deposits reflected a 57.7% increase of $666.8 million compared to December 31, 2008. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $43.0 million at year-end 2009 compared to $34.8 million at year-end 2008. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient for liquidity. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the Federal Home Loan Bank at December 31, 2009 was $108.0 million. Federal funds available for additional borrowings at year-end were $23.9 million.
Other Borrowed Funds
See Note 8 to the Consolidated Financial Statements.
Investment Securities
          At December 31, 2009, the securities classified as available-for-sale, carried at market value, totaled $183.8 million with an amortized cost of $179.1 million. Securities available-for-sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital or liquidity. Securities available-for-sale consist of U.S. Government agencies with an average life of 4.24 years, municipal securities with an average life of 8.23 years, and mortgage-backed securities with an average life of 2.33 years. Management has determined that it has both the ability and intent to hold these securities until maturity. The proceeds from maturities and sales were invested along with funds in excess of loan demand. Refer to Note 3 to the Consolidated Financial Statements for additional information.
The following table presents the carrying value of investment securities as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
Securities available-for-sale:	(in thousands)
U.S. government agencies	$42,894	$43,650	$48,170
U.S. Treasury securities	-	-	3,037
Government sponsored agencies:
Residential mortgage-backed securities	50,884	42,941	42,018
Collateralized mortgage obligation	25,217	7,180	5,765
Private label collateralized mortgage obligations	2,288	2,942	3,615
State and municipal securities	61,378	41,077	38,149
Common and preferred stocks, and other	1,180	23	1,730

Total securities available-for-sale	$183,841	$137,813	$142,484

Maturities and Yields of Debt Securities
         As of December 31, 2009

	Within 1 Year		1 to 5 Years		5 to 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. Government agencies	$5,119	5.27%	$19,866	3.67%	$17,908	4.20%	$-	-
Mortgage-backed securities	772	3.74%	3,238	3.23%	8,081	4.75%	38,794	4.90%
Collateralized mortgage obligation	-	-	-	-	5,056	3.69%	20,161	3.93%
Private label collateralized mortgage obligations	-	-	-	-	-	-	2,288	5.99%
Municipals	5,779	4.04%	14,504	3.54%	15,652	3.52%	25,443	3.99%
Other	-	-	-	-	-	-	1,180	2.13%

Total available-for-sale securities	$11,670		$37,608		$46,697		$87,866

Time Deposits
          The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.

	Maturities of Time Deposits
	As of December 31, 2009
	Within	Three to	Six to	One to
	Three	Six	Twelve	Five
	Months	Months	Months	Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$157,066	$66,788	$184,742	$152,229	$560,825
Other time deposits	128,850	75,840	202,302	200,577	607,569

	$285,916	$142,628	$387,044	$352,806	$1,168,394

Capital Adequacy
          Shareholders’ equity at December 31, 2009, totaled $152.3 million, an increase of 1.8% over 2008 year-end shareholders’ equity of $149.6 million. The 2009 shareholders’ equity total includes an unrealized net gain on available-for-sale securities of $2.9 million compared to an unrealized net gain of $2.0 million at December 31, 2008. The Bank’s internal capital generation rate (net income /(loss) less cash dividends declared, as a percentage of average equity) was (41.4)% in 2009 and (1.46)% in 2008. The dividend payout rate in 2009 was (2.1)% of after-tax earnings compared to 154.8% in 2008 and 36.8% in 2007. The Bank had pursued a policy of increasing the dividend payout as a percentage of after-tax earnings in earlier years until 2002. The current dividend policy is a payout of approximately 40% of earnings up to a policy maximum of 50% of earnings. In 2009, the Board of Directors suspended the payment of dividends in order to preserve capital. The Board will continue to evaluate the payment of dividends on a quarterly basis.
          On January 16, 2009, as part of the CPP established by the U.S. Department of the Treasury under the EESA, of 2008, the Company entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms) with Treasury pursuant to which the Company issued and sold to Treasury (i) 36,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $13.99 per share, for an aggregate purchase price of $36.0 million in cash.

          As a condition of the CPP, the Company must obtain consent from the Treasury to repurchase its common stock or increase its cash dividend on its common stock from the June 30, 2009 quarterly amount. Furthermore, the Company has agreed to certain restrictions on executive compensation. Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.
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
          The table below presents the plans and number of common shares repurchased, and the activity from inception through December 31, 2009. Common shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The 2002 through 2005 plans were approved by a vote of the Company’s shareholders’. Following reorganization as a holding company on July 1, 2006, the Board of Directors of the Company approved stock repurchases of up to 100,000 shares for the 2006 and 2007 plans. There was no 2008 or 2009 repurchase plan or repurchases in 2008 or 2009. There will be no stock repurchases without prior approval of the Treasury due to provisions of TARP.

	Shares
	Repurchased &		Total Reduction
Approved by Shareholders	Cancelled	Average Cost	of Capital
2004 and prior plans - 1,150,000 shares approved	589,571	$12.61	$7,432,590
2005 Plan - 300,000 shares approved	54,648	14.35	784,107
2006 Plan - 100,000 shares approved	100,000	17.42	1,741,886
2007 Plan - 100,000 shares approved	71,281	17.10	1,219,251

Total Repurchased	815,500	$13.71	$11,177,834

          The Company’s tangible equity ratio was 6.71%, 6.24% and 8.21% at end of year 2009, 2008, and 2007, respectively. Management believes that these non-GAAP tangible measures provide additional useful information, particularly since these measures are widely used by industry analysts for companies with prior merger and acquisition activities. The following table presents the calculations of these ratios:
Capital Adequacy Ratios
December 31,

	2009	2008	2007
Total assets	$2,113,611,697	$1,524,288,021	$1,211,077,241
Goodwill	(4,943,872)	(53,502,887)	(32,696,900)
Core deposit intangibles	(6,186,564)	(4,660,116)	(4,261,115)

Tangible assets	2,102,481,261	1,466,125,018	1,174,119,226

Total equity	$152,265,718	$149,644,322	$133,268,994
Goodwill	(4,943,872)	(53,502,887)	(32,696,900)
Core deposit intangible	(6,186,564)	(4,660,116)	(4,261,115)

Tangible equity* (Non-GAAP)	141,135,282	91,481,319	96,310,979

Tangible equity ratio* (Non-GAAP)	6.71%	6.24%	8.20%
Equity ratio	7.20%	9.82%	11.00%
*Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.
There were no executive stock options exercised during the year.

Loans
          Net loans held for investment (total loans held for investment less allowance for loan losses) as of December 31, 2008 were $1,165.2 million as compared with $1,627.8 million as of December 31, 2009, an increase of $462.6 million, or 39.7%, which includes the $416.6 million acquired in the merger with American Community on April 17, 2009. In addition, the Bank’s residential mortgage loans classified as held-for-sale totaled $49.7 million and $49.9 million at December 31, 2009 and 2008, respectively, representing a decrease of $214,000, or 0.4%. The Bank focuses on commercial lending to small and medium-sized businesses within its market area, consumer based installment loans, and residential mortgage lending including equity lines of credit. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans.
The following table presents amounts and types of loans outstanding for the past five years ended December 31.

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)

Construction real estate	$364,853	21.76%	$227,989	19.20%	$155,043	17.25%	$111,353	13.66%	$92,447	12.53%
Commercial real estate	583,120	34.78%	416,872	35.10%	352,568	39.23%	323,041	39.65%	245,079	33.23%
1-4 family 1st liens	164,254	9.80%	119,865	10.09%	71,379	7.94%	61,639	7.56%	77,138	10.46%
1-4 family Jr. liens	5,536	0.33%	5,360	0.45%	4,361	0.49%	3,473	0.43%	2,536	0.34%
1-4 family equity lines	202,676	12.09%	135,639	11.43%	100,012	11.12%	94,650	11.61%	91,759	12.44%
Multifamily	36,031	2.15%	22,468	1.89%	20,577	2.29%	23,548	2.89%	23,413	3.17%

Total mortgage loans	408,497	24.37%	283,332	23.86%	196,329	21.84%	183,310	22.49%	194,846	26.41%
Commercial , other	271,433	16.19%	225,092	18.95%	161,507	17.97%	147,473	18.10%	163,857	22.22%
Consumer	48,545	2.90%	34,284	2.89%	33,306	3.71%	49,733	6.10%	41,300	5.61%

Gross Loans	1,676,448	100.00%	1,187,569	100.00%	898,753	100.00%	814,910	100.00%	737,529	100.00%

Allowance for loan losses	(48,625)		(22,355)		(12,445)		(10,829)		(9,473)

Total	$1,627,823		$1,165,214		$886,308		$804,081		$728,056

          The Bank requires documentation on its residential mortgage loans and does not have a program to make loans with minimal documentation requirements. The Bank’s residential real estate loans are collateralized predominately by property in North Carolina where real estate values have been decreasing steadily as compared to the prior year. While residential real estate values have declined across the state, the erosion has been more acute in the coastal and mountain regions where large vacation and second home exposures exist. The Bank’s total real estate loan exposure is 11.0% of total real estate loans for the mountain region and 1.9% of total real estate loans in the coastal region. The mountain real estate loans were concentrated in commercial, 31.4%, construction and land development, 20.4%, and 1-4 family equity lines, 17.0%. The coastal real estate loans were concentrated in construction and land development, 50.5% and 1-4 family equity lines, 21.6% and 1-4 family residential, 19.9%. Regional credit officers, regional presidents and loan officers are familiar with the markets in which they serve and with their borrowers so as to mitigate the risk of delays in identifying declining market values that may result in unanticipated increases in non-performing assets. As stated in the loan policy, the Bank is relationship driven which enhances the likelihood that deterioration in a borrower’s creditworthiness or in collateral values will be identified and appropriate action taken to reduce losses.
          The Bank’s residential mortgage loans do not have features such as teaser rates or negative amortization and are made at loan-to-value (“LTV”) ratios of 80% or lower, with the exception of HELOC’s which can have LTV of 90%. Since these loans do not have features that would create additional risk, net interest income after loan loss provision would not be affected unfavorably by unique loan features. Residential mortgage loans and home equity lines with risk grades that are either substandard or doubtful, totaled $14.5 million and $11.1 million on December 31, 2009 and 2008, respectively. Continuing high levels of classified loans is attributable to the weak economic and employment trends throughout the Bank’s market area. Management has determined the appropriate loss estimate for these loans, some of which are impaired, and recorded a provision expense to recognize the probable losses. Further weakness in the performance of these loans and in economic conditions may result in additional provision expense. While economic weakness may result in additional provision, improved performance may result in a credit to provision expense for this loan group.

          The Bank’s policy regarding appraisals includes compliance with Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”) guidelines. For long-term commercial real estate lending, all loans with outstanding balances of $500,000 or more require the account manager to prepare an annual review discussing the performance of the borrower and the property. The annual review is to be supported by an updated review of borrower and guarantor financial statements and operating information on the property. Credit reports are to be updated and reviewed. Account managers are required to perform a site visit as part of the annual review process. A discussion of compliance with loan agreement covenants is to be included in the review. If there has been a material adverse change in the property or market, a new appraisal may be required.
          Construction loans extended by the Bank are to be supported by current appraisals in compliance with FIRREA requirements and the Bank’s appraisal policies as described in the loan policy. The borrower must obtain all appropriate building permits, and the project must comply with applicable zoning requirements for the site. Projects are to have controlled disbursements based upon satisfactory inspections indicating the project status merits the draw. The Company’s Chief Credit Officer has directed that commercial lenders cannot inspect their own construction loans. Speculative units for home builders are to be limited to a level the home builder can support from sources in addition to the future sale of these units. The Bank requires that there be no secondary financing on projects for which it is providing financing. Exempted from this requirement are construction loans to be taken out by SBA 504 program financing, which by design, contemplates a secondary loan. During the construction phase; however, there is to be no secondary financing. Constructions loans with interest reserves were $33.7 million at December 31, 2009. The Bank tracks loans with interest reserves and monitors these loans on a regular basis for any impairment and discontinuation of interest accruals.
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
          Management has implemented a credit risk review department that reports to the Chief Credit Officer. The focus is on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review. Management has also created a report of past due delinquency and set procedures to insure delivery to regional presidents in order that monitoring and grading can be achieved on a comprehensive basis.
          The purpose of the credit risk management team, under the direct supervision of the Chief Credit Officer, is to develop a more intense credit risk approach by implementing the following procedures:
-	Improved problem loan tracking and reporting

-	Reporting by bank and region

-	Improved and more defined commercial real estate reporting

-	Coordination with lenders to ensure proper loan grading

-	Enhanced staff including the addition of regional credit risk officers

-	More communication and involvement with Regional Presidents
          As discussed below in the Provision and Allowance for Loan Losses section, residential loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source. If borrowers do not meet credit history requirements, other mitigating criteria such as substantial liquidity and low loan-to-value ratios could be considered and would generally have to be met in order to make the loan. The Bank’s loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower’s ability to repay. The Board of Directors has authorized the loan officers to have individual approval authority for risk grade 1 through 4 loans up to maximum exposure limits for each customer. New or renewed loans that are graded 5 (special mention) or less must have approval from the Chief Credit Officer.

Nonperforming Assets
          Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest when any loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Unsecured consumer loans are usually charged off when payments are more than 90 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period.
          Nonperforming loans as of December 31, 2009 totaled $36.3 million or 2.23% of net loans compared with $13.6 million or 1.17% in 2008 and $2.0 million or 0.22% in 2007. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our collection department. The increase in nonperforming loans from December 31, 2008 to December 31, 2009 is related primarily to continued deterioration in the Bank’s overall construction loan portfolio. The total number of loans on nonaccrual status has increased from 101 to 322 since December 31, 2008, of which 85 were acquired from the American Community acquisition.
          A significant portion, or 89%, of nonperforming loans at December 31, 2009 are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition. The Bank has a general policy to stop accruing interest when any loan is past due 90 days as to principal or interest; however, some exceptions do apply. In addition, loans may be identified as nonaccrual on a case by case basis if it is probable that the borrower will not be able to repay according to the original terms. Nonperforming loans and other real estate owned (foreclosed real estate) comprise nonperforming assets. At December 31, 2009, certain additional loans were considered to be impaired, even though they were performing, where liquidation of collateral would be insufficient to repay the balance of the loan. The impairment was determined based on current economic conditions, the declines in the commercial borrowers’ industries, or specific credit or collateral characteristics of the loan.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans on nonaccrual status	$36,255	$13,647	$1,962	$1,830	$3,199
Troubled debt restructured loans	5,544	85	-	-	-
Other real estate owned	14,345	4,018	602	574	763

Total nonperforming assets	$56,144	$17,750	$2,564	$2,404	$3,962

Nonperforming assets to gross loans held for investment	3.35%	1.49%	0.29%	0.30%	0.54%
          At December 31, 2009, the allowance for loan losses represented 1.3 times the amount of nonperforming loans, compared to 1.6 times and 6.3 times at December 31, 2008 and 2007, respectively. The coverage level of the allowance at December 31, 2009 decreased from the coverage level at December 31, 2008 due to an increase in nonperforming loans which resulted from significant declines in the real estate market and increases in loan delinquencies. Nonperforming loans are individually reviewed for impairment based on probable cash flows and the value of collateral.

          As discussed above, the Bank generally identifies loans 90 days past due as nonaccrual loans. Impaired loans include $36.3 million in nonaccrual loans, $5.5 million in restructured loans as well as $10.9 million in performing loans that were impaired for various concerns regarding the ability of the borrower to repay the principal. The following table presents impaired loans as of December 31, 2009 and 2008:

	2009	2008
Impaired loans under $100,000 that are not individually reviewed	6,001,414	-
Impaired loans without specific reserves	16,959,089	5,047,001
Impaired loans with specific reserves	24,496,441	7,570,256
Impaired loans acquired without specific reserves	2,515,047	1,527,289

Impaired loans acquired with subsequent deterioration and specific reserves	2,725,245	293,799

Total impaired loans	$52,697,236	$14,438,345

Allowance for loan losses related to impaired loans	$10,971,230	$3,663,409

Nonperforming loans	$36,255,809	$13,647,312
Troubled debt restructured loans	5,543,891	85,130
Other impaired loans:*	10,897,536	705,903

Total impaired loans	$52,697,236	$14,438,345

*Potential problem loans consists of loans on which regular payments are still being received; however, some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement. Potential problems loans consist primarily of construction loans, $4.4 million of which is related to one borrower.
          Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to impaired loans.
The following table presents changes in all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

		Fair Value
	Contractual	Adjustment
	Principal	(nonaccretable	Carrying
	Receivable	difference)	Amount
As of April 17, 2009 acquisition date	$14,513,154	$3,824,951	$10,688,203
Change due to payment received	(457,218)	(63,255)	(393,963)
Transfer to foreclosed real estate	(4,339,106)	(265,609)	(4,073,497)
Change due to charge-offs	(4,328,681)	(2,999,475)	(1,329,206)

Balance at December 31, 2009	$5,388,149	$496,612	$4,891,537

          At December 31, 2009, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $4.9 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. There was one remaining purchased impaired loan from the Cardinal State Bank merger as of December 31, 2009 in the amount of $23,503. All other purchased impaired loans from Cardinal State Bank have been paid or charged-off.

The following table presents the Bank’s impaired loans by loan type:

	December 31, 2009		December 31, 2008
		% of		% of
		Total		Total
	Balance	Loans	Balance	Loans
Construction	$27,786,267	1.66%	$4,681,054	0.39%
Commercial, financial, and agriculture	5,084,720	0.30%	4,425,514	0.36%
Mortgage	8,890,657	0.53%	2,955,854	0.24%
Commercial real estate	10,243,819	0.61%	2,194,317	0.18%
Installment loans	677,321	0.04%	166,570	0.01%
Open end, unsecured	14,452	0.00%	15,036	0.00%

Total Impaired	$52,697,236	3.14%	$14,438,345	1.19%

          At December 31, 2009, the impaired loans in the construction category consisted of non 1-4 family construction and land development loans totaling $11.4 million and 1-4 family construction loans totaling $16.4 million. The largest impaired construction and land development loan balance was $4.4 million for a residential development for which $1.6 million in specific allowance was recorded based on a year-end appraisal less a discount. Of the remaining construction and land development loans, there were seven relationships with balances in excess of $1.0 million. Specific allowances have been recorded for each loan based on recent appraisals or discounted collateral values in cases where recent appraisals were not available. The remaining 1-4 family loans are spread across various market areas, and specific allowances for impaired loans have been recorded where loan balances exceeded discounted collateral values.
          Collateral values were assessed for impaired residential mortgage and commercial mortgage loans. Two relationships with balances exceeding $1.0 million were identified as impaired. The impaired loans were analyzed to record specific allowances for loans with balances that exceeded discounted collateral values. Specific allowances were assigned for loan balances in excess of recent appraisals or discounted collateral values in cases where recent appraisals were not available.
          At December 31, 2009, most of the impaired loan balances in the commercial, financial, and agricultural category were collateralized by accounts receivable, inventory, and equipment. The borrowers were businesses primarily in the lumber, furniture, and equipment leasing industries which have softened over the past year. Perfected collateral related to impaired loans is appraised by an independent third party appraiser and recorded at the lower of loan balance or fair market value. Specific allowances for impaired loans were assigned for loan balances in excess of discounted collateral values for loans deemed to be impaired.
The following table presents the foreclosed real estate (i.e. Other Real Estate Owned (“OREO”)):

	2009	2008
Beginning balance	$4,017,880	$602,000
Loans transferred to OREO	18,641,826	3,916,919
OREO acquired in Cardinal merger	-	1,005,857
OREO acquired in American Community merger	432,796	-
Proceeds of sales, net of selling expenses	(7,189,530)	(1,143,543)
Loss on sale of OREO	(1,558,373)	(363,353)

Ending balance of OREO	$14,344,599	$4,017,880

Fair value of OREO is based on recent appraisals or discounted collateral values for properties in which recent appraisals were not available.

Provision and Allowance for Loan Losses
          The primary risks inherent in the Bank’s loan portfolio, including the adequacy of the allowance or reserve for loan losses, are based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
          As part of management’s plan to improve policies and procedures and internal controls over the provision for loan losses, the framework utilized for the model to determine the allowance for loan losses was modified during 2009. These modifications led to improved written policies and procedures, a thorough review of the allowance for loan loss model, and improved controls and support for changes in the underlying assumptions being used in the model. Improvements to the allowance for loan loss model and related calculations were driven primarily by a change in the methodology of calculating reserves on unimpaired loans placing greater emphasis on the credit quality of loans. Loans were also segregated into more defined risk categories based on the underlying collateral and characteristics in order to provide more accurate assessment of risks within the portfolio.
          The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $48.4 million in 2009 compared to $11.1 million in 2008 and $2.5 million in 2007. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.
          As part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” (loans graded 7) or “loss” (loans graded 8) to be individually impaired and may consider “substandard” loans (loans graded 6) individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows and the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of larger loans if the appraisal is more than 12 months old.
          Impaired loans, for which management has determined that receiving payment in accordance with the terms of the original note is unlikely, are evaluated individually for specific allowances. Management considers certain loans graded “doubtful” or “loss” to be impaired and may consider “substandard” loans impaired depending on an evaluation of the probability of repayment of the loan and the strength of any collateral. The Bank measures impairment based on the value of the collateral and the carrying value of the loan or, alternatively, probable cash flows. Impaired loans are identified in a periodic analysis of the adequacy of the reserve.
          In determining the general allowance allocation, the ratios from the actual loss history for the various categories are applied to the homogenous pools of loans in each category. In addition, to recognize the probability that loans in special mention, doubtful, and substandard risk grades are more likely to have embedded losses, additional reserve factors based on the likelihood of loss are applied to the homogenous pools of weaker graded loans that have not yet been identified as impaired.
          The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at December 31, 2009 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations and in exceptions to FDIC guidelines for loan-to-value ratios.
          The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the regional credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of credit quality within specific loan types. In some cases the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment. Regional credit officers are working with lenders in underwriting, structuring and risk grading our credits. The Risk Review Officer focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.
          Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2009. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
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
          The Bank’s allowance for loan losses was $48.6 million at December 31, 2009, or 2.90% of loans held for investment, as compared to $22.4 million, or 1.88% of loans held for investment, at December 31, 2008 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Increases in the allowance for loan losses were due to rising trends in the Bank’s past due and nonperforming loans (as discussed in the Nonperforming Assets section) and rising unemployment rates. This increase in nonperforming loans is a direct result of the weak economic environment, taking a toll on numerous borrowers’ ability to pay as scheduled. This has resulted in increased loan delinquencies, and in some cases impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.
          Our real estate portfolio has $364.9 million of construction loans, $583.1 million of commercial real estate loans, $164.3 million in first lien mortgage loans, $202.7 million in home equity lines of credit, and $5.5 million in junior lien mortgage loans as of December 31, 2009. We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio and we are not actively lending option ARM products or subprime loans. Construction loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses). Normally, these loans are repaid with the proceeds from the sale of the developed property. The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. The majority of these borrowers are having financial difficulties. Our analysis has resulted in a significant provision expense for the year ended December 31, 2009 in order to increase our allowance to appropriate levels based on our estimates. As of December 31, 2009, $33.7 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation; therefore, the Company has implemented review policies to identify and monitor all loans with interest reserves in order to identify potential impairments or discontinuation of interest accruals.

          The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $48.6 million in total allowance for loan losses at December 31, 2009, the specific allowance for impaired loans accounted for $10.9 million, up from $3.7 million at December 31, 2008. The remaining general allowance, $37.7 million, was attributed to performing loans and was up from $18.7 million at December 31, 2008. Increased charge-offs for the rolling eight-quarters ended December 31, 2009 as compared to the eight-quarter period ending December 31, 2008 accounted for the majority of the increase in the general allowance. Other model factors that added to the allowance included rising trends in the Bank’s past due and nonaccrual loans and rising unemployment rates. Usually, we expect the general allowance on performing loans to increase when periods of economic weakness are coupled with look-back periods of increasing charge-offs. Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in the rolling eight-quarter average of the Bank’s charged off loans.
          Net loan charge-offs (recoveries) were $22.2 million, or 1.39% of average loans for the year ended December 31, 2009, compared to $2.9 million, or 0.26% of average loans for the year ended December 31, 2008. The increase over last year was due to the weakening in the economy resulting in an uptick in charge-offs across all loan types.
          The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$22,355	$12,445	$10,828	$9,473	$8,654
Charge-offs:
Real estate loans	15,009	1,720	328	419	430
Installment loans	1,255	576	338	252	396
Credit card and related plans	107	63	85	49	70
Commercial and all other	6,176	963	351	280	387
Leases	256	-	-	-	-

Total charge-offs	22,803	3,322	1,102	1,000	1,283

Recoveries:
Real estate loans	204	135	63	69	145
Installment loans	85	134	90	60	84
Credit card and related plans	2	14	22	3	8
Commercial and all other	333	181	55	58	141
Leases	10	-	-	-	-

Total recoveries	634	464	230	190	378

Net charge-offs (recoveries)	22,169	2,858	872	810	905

Provision for loan losses	48,439	11,109	2,489	2,165	1,724
Allowance acquired from Cardinal	-	1,659	-	-	-

Balance at end of period	$48,625	$22,355	$12,445	$10,828	$9,473

Ratio of net loan charge-offs (recoveries) to average loans	1.39%	0.26%	0.10%	0.10%	0.12%

The following table presents the allocation of the allowance for loan losses by category.

	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate	$41,044	84.4%	$16,802	75.2%	$8,248	66.3%	$7,076	65.3%	$2,918	30.8%
Commercial, agricultural, other	6,244	12.8%	4,617	20.7%	3,622	29.1%	2,869	26.5%	5,424	57.3%
Consumer	1,337	2.8%	936	4.2%	575	4.6%	189	1.8%	243	2.6%
Unallocated	-	0.0%	-	0.0%	-	0.0%	695	6.4%	888	9.4%

Total	$48,625	100.0%	$22,355	100.0%	$12,445	100.0%	$10,829	100.0%	$9,473	100.0%

Noninterest Income
          Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale or impairment of investment securities or mortgage loans and income earned from bank-owned life insurance (BOLI).
          Noninterest income increased 56.6% or $9.0 million in 2009. An increase in the gain on sale of mortgages of $5.9 million and increases in service charges and other service fees made up the majority of the increase. Service charges on deposit accounts were up by $1.3 million or 30.4% and other service fees were up by $1.5 million or 44.1%. Service charges on deposit accounts increased as total NSF fees (a major component of service charges) increased $964,000 or 29.7% due to the addition of American Community. ATM service charge income was up by $43,000 or 10.7%. NOW and money market account service charges increased 40.7% with American Community providing the increase. The increase in other service fees was due primarily to increases in commissions and fees on mortgages originated of $883,000 or 76.4%, and increases in commissions and fees on mutual funds and annuities of $203,000 or 32.8%. Merchant and cardholder processing fee income increased $200,000 or 24.6%. Given new legislation impacting overdraft fees, we expect a decline in such fees in 2010.
The following table presents certain noninterest income accounts that were significantly impacted by the American Community acquisition.

		Increase/	American	Increase/(decrease)
	Total	(decrease)	Community	excluding American
	2009	over 2008	region	Community region
Checking, savings and money market account fees (1)	$1,069,080	$329,286	$319,696	$9,590
ATM service charges	448,388	43,450	85,690	(42,240)
Consumer NSF fees (1)	3,112,593	732,048	879,967	(147,919)
Commercial NSF fees (1)	1,101,402	232,438	216,614	15,824

Total service charge on deposit accounts	$5,731,463	$1,337,222	$1,501,967	$(164,745)

Notes:
(1) included in service charges on deposit accounts line item on the Consolidated Statements of Income
          Noninterest income increased 0.4% or $57,000 in 2008. An increase in the gain on sale of mortgages of $1.8 million was offset by a decrease in gain on sale of investments of $1.1 million and a decrease in proceeds from bank owned life insurance of $564,000. Service charges on deposit accounts were up by $449,000 or 11.4% while mortgage banking income was down by $261,000 or 57.9%.
          Service charges on deposit accounts increased 11.4% or $448,700 from 2007 to 2008 as total NSF fees (a major component of service charges) increased $382,000 or 13.3% due in part to the addition of the Cardinal region. ATM service charge income rose $54,000 or 15.3%. NOW and money market account service charges increased 15.7% with the Cardinal region providing 14.2% of the increase.
Certain noninterest income accounts that were significantly impacted by the Cardinal acquisition are detailed below.

		Increase/		Increase/(decrease)
	Total	(decrease)	Cardinal	excluding
	2008	over 2007	region	Cardinal region
Checking, savings and money market account fees (1)	$884,614	$50,020	$58,356	$(8,336)
ATM service charges	404,938	53,629	29,761	23,868
Consumer NSF fees (1)	2,380,545	283,837	115,604	168,233
Commercial NSF fees (1)	868,964	98,072	52,865	45,207
Total service charge on deposit accounts	4,394,241	448,708	255,491	193,217
Commission and fees on mortgages originated (2)	1,154,982	327,757	31,220	296,537
Notes:
(1) included in service charges on deposit accounts line item on the Consolidated Statements of Income
(2) included in Other service fees line item on Consolidated Statements of Income
          Other service fees income decreased by $182,400 or 5.1% in 2008 compared to an increase of $160,000 or 4.7% in 2007. The largest decrease was in the commissions earned on mortgage originations which were down $328,000 or 22.1% due to the reduction in mortgages originated by the Bank. Commissions on mutual funds and annuities were down $50,000 or 7.5% but investment service fees increased by $150,000 or 90.4%. Credit and debit card user fees and processing fees increased slightly by 3.9% or $26,000. Merchant and cardholder processing fee income decreased $36,000 or 22.6%.
          Gains on sales of mortgage loans increased $5.9 million or 76.6% in 2009 due to an increased volume of mortgages closed and sold by Sidus, the Bank’s mortgage lending subsidiary, as refinancing activity significantly increased in 2009. Gains on sales of mortgage loans increased $1.8 million or 30.5% in 2008. There were $1,646.2 million of mortgage loans closed in 2009 compared to $1,045.8 million in 2008. Loans funded increased from $1,047.5 million in 2008 to $1,646.1 million in 2009.
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
          Losses due to other-than-temporary impairment of securities decreased from $1.1 million in 2008 to $372,000, in 2009 primarily due to the write down of Freddie Mac stock in the third quarter of 2008. Management recorded other-than-temporary impairment charges on two other investments in 2009.
          Income from investment in bank-owned life insurance (BOLI) decreased $82,000, or 8.8% in 2009 due to a reduction in the rate paid on the policies during 2009. The BOLI investment income decreased $118,000, or 11.3% in 2008.
          Mortgage banking income (loss) decreased $211,000 or 111% in 2009 after a decrease of $261,000 or 57.9% in 2008, as a result of a larger decrease in the value of the mortgage servicing rights in 2009. Servicing fees on mortgage loans decreased $21,000, or 4.0% in 2009 after a 10.2% decrease in 2008.

Noninterest Expense
          Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses increased $84.4 million or 213.0% comparing 2009 to 2008 and 19.2% comparing 2008 to 2007. Noninterest expense to average assets for 2009 was 6.34%, and 2.85% for 2008. Excluding goodwill impairment, efficiency ratios for 2009 and 2008 were 68.34% and 68.19%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and goodwill impairment to the total of the taxable equivalent net interest income and noninterest income. Amortization of core deposit intangible attributable to the acquisition of Piedmont Bank totaled $379,000 in 2009 and $419,000 in 2008, a noncash expense that will continue until 2022. Amortization of core deposit intangible, attributable to the 2004 acquisition of High Country Bank, totaled $314,000 in 2009 and $314,000 in 2008, and will continue until 2012. Amortization of core deposit intangible, attributable to the 2008 acquisition of Cardinal, totaled $170,000 in 2009 and $144,000 in 2008, and will continue until 2017. Amortization of core deposit intangible attributable to the 2009 acquisition of American Community Bank, totaled $376,000 in 2009, and will continue until 2019. All are being amortized under an accelerated method.
          Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2009 to 2008, salaries and benefits increased by $8.7 million or 43.7%. These increases were due primarily to the additional staff acquired from American Community, the impact of additional Cardinal employees for twelve months in 2009 as opposed to nine months in 2008, normal annual increases as well as an increase in incentive compensation and commissions within the Sidus segment. Excluding American Community, salaries and employee benefits increased 27.0% with $1.0 million related to increases in incentive compensation for Sidus. Comparing 2008 to 2007, salaries and employee benefits increased $760,000 or 4.0%. Occupancy and equipment expense increased $2.2 million or 46.6%, comparing 2009 to 2008 due primarily to the addition of American Community branches. These expenses increased $784,000 or 20.0% comparing 2008 to 2007 due to the acquisition of Cardinal branches.
          Data processing expense increased by 77.8% over 2008 and printing and supplies expenses increased 26.2%. Communications expense increased by 42.2%, when compared to 2008, due to a change in service providers. Attorney fees increased 193.5% and loan collections expense increased 479.2% as past due and foreclosures increased significantly in 2009. FDIC assessment expenses were also up 370.0% due to increased assessments by the FDIC compared to FDIC assessment accruals in the prior year. Advertising and marketing expense increased by 4.8%.
          Other operating expenses increased $1.5 million or 18.3% comparing 2009 to 2008, down from a 41% increase from 2007 to 2008. The largest increases in the categories under other operating expenses were accounting fees up $129,000, other professional fees up $343,000, transfer agent fees up $143,000, ATM/debit card processing fees up $148,000 and other outside service fees up $184,000. Professional fees, such as attorney and accounting fees and other outside service fees, increased due to increased volume and complexity associated with financial reporting, internal auditing, and responding to regulatory requests. In addition, various accounting and attorney fees associated with the acquisition of American Community contributed to the increase. Other operating expenses include items such as computer supplies, meetings and travel, directors’ fees, postage, mortgage origination related expenses and professional fees.
The following table presents certain noninterest expense accounts that were significantly impacted by the American Community acquisition.

			American	Increase
	Total	Increase	Community	excluding American
	2009	over 2008	region	Community region
Salaries and employee benefits	$28,625,817	$8,705,396	$3,271,280	$5,434,116
Occupancy expenses	6,892,655	2,191,497	1,199,479	992,018
Data processing expenses	1,397,459	611,147	269,881	341,266
Communication expenses	1,471,505	436,634	317,228	119,406
Advertising expenses	1,360,686	61,668	24,293	37,375
Attorney fees	1,104,191	727,908	45,708	682,200
Loan collection fees	1,231,791	1,019,115	4,767	1,014,348
Other expenses	9,836,397	1,521,434	816,008	705,426

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
          In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2009 was not material. The following table presents contractual obligations of the Bank as of December 31, 2009.

	Payments Due by Period
	On Demand
	or Less			After
	than 1 Year	1-3 Years	4-5 Years	5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$44,467	$—	$—	$—	$44,467
Long-term borrowings	—	8,000	20,000	51,000	79,000
Capital lease obligation	—	—	—	2,437	2,437
Operating leases	1,508	1,438	790	14	3,750
Other contractual obligations	1,310	—	—	—	1,310

Total contractual cash obligations, excluding deposits	47,285	9,438	20,790	53,451	130,964
Deposits	1,468,825	297,995	54,932	—	1,821,752

Total contractual obligations	$1,516,110	$307,433	$75,722	$53,451	$1,952,716

          In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2009, are presented in Note 15 to the Consolidated Financial Statements.
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
Fourth Quarter Summary
     In the fourth quarter of 2009, the Company reported net income of $4.0 million, compared with a net loss of $2.6 million in the fourth quarter of 2008. Diluted earnings/(loss) per common share was $0.20 for the fourth quarter of 2009, compared with $(0.22) for the same 2008 period.
     Net interest income was $17.9 million for the quarter-ended December 31, 2009, up $8.2 million, or 85.4%, from the quarter-ended December 31, 2008. The increase in net interest income was primarily due to the addition of American Community which added $3.0 in net interest income and fair market value adjustments resulting from the acquisition of $1.9 million. The net interest margin was 3.83% and 2.94% for the fourth quarter of 2009 and 2008, respectively.
     Provision for loan losses decreased from $7.6 million in the fourth quarter of 2008 to $3.1 million for the fourth quarter of 2009. This decrease in the provision was driven primarily by improvements in credit metrics from prior quarters. For the fourth quarter of 2009, net loan charge-offs were $8.8 million, or 2.05% of average loans, compared with $1.8 million, or 0.60% of average loans during the fourth quarter of 2008.
     Noninterest income in the fourth quarter of 2009 was $6.3 million, compared with $4.6 million in the fourth quarter of 2008. The increase in non-interest income was primarily due to the increase in gains on sales of mortgage loans of approximately $561,000 due to Sidus’ increased volume and an increase in fees and service charges. Fees and service charges were $895,000, up 46.4% from the fourth quarter of 2008, primarily due to the American Community acquisition.
     Non-interest expense totaled $14.5 million for the fourth quarter of 2009, an increase of $3.7 million, or 33.7%, from $10.7 million for the fourth quarter of 2008. Compensation and employee benefits increased $2.1 million, or 42.5%, from the fourth quarter of 2008, primarily due to increased employee expenses resulting from the additional American Community employees. Occupancy and equipment expenses increased $741,000, or 66.0%, from the fourth quarter of 2008, primarily due to costs associated with the addition of American Community branches, relocation and remodels.
     In the fourth quarter of 2009, the effective income tax rate was 40.2% of income before taxes, up from 39.4% for the fourth quarter of 2008.
Inflation
          Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.
          While the effect of inflation is normally not as significant on banks as it is on those businesses that have large investments in plant and inventories, it does have an effect. There are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“Market Risk, Asset/Liability Management and Interest Rate Sensitivity”.
Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Valley Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Charlotte, North Carolina
March 5, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS	(Amounts in thousands)
Cash and due from banks	$89,668	$22,553
Federal funds sold	93	58
Interest-bearing deposits	2,576	3,411
Securities available-for-sale- at fair value (amortized cost $179,143 in 2009 and $134,533 in 2008)	183,841	137,814
Gross loans	1,676,448	1,187,569
Less: allowance for loan losses	48,625	22,355

Net loans	1,627,823	1,165,214

Loans held-for-sale	49,715	49,929
Accrued interest receivable	7,783	5,442
Premises and equipment, net	43,642	33,900
Foreclosed real estate	14,345	4,018
Federal Home Loan Bank stock, at cost	10,539	7,877
Investment in bank-owned life insurance	24,454	23,608
Goodwill	4,944	53,503
Core deposit intangible (net of accumulated amortization of $6,335 in 2009 and $5,095 in 2008)	6,186	4,660
Other assets	48,003	12,301

TOTAL ASSETS	$2,113,612	$1,524,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$207,850	$153,573
Interest-bearing deposits:
NOW, savings and money market accounts	445,508	283,891
Time certificates:
$100,000 or more	560,825	333,375
Other	607,569	384,203

TOTAL DEPOSITS	1,821,752	1,155,042

Short-term borrowings	44,467	169,112
Long-term borrowings	79,000	38,850
Capital lease obligations	2,437	-
Accrued interest payable	3,015	3,555
Other liabilities	10,675	8,085

TOTAL LIABILITIES	1,961,346	1,374,644

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 49,312 issued and outstanding in 2009, no shares issued in 2008	46,152	-
Common stock, $1 par value, 20,000,000 shares authorized; 16,129,640 issued and outstanding in 2009 and 11,536,500 issued and outstanding in 2008	16,130	11,537
Warrants	3,581	-
Surplus	114,574	88,030
Retained earnings/(accumulated deficit)	(31,080)	48,070
Accumulated other comprehensive income	2,909	2,007

TOTAL SHAREHOLDERS’ EQUITY	152,266	149,644

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,113,612	$1,524,288

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
INTEREST INCOME:	(Amounts in thousands, except share and per share data)
Interest and fees on loans	$88,321	$67,459	$68,225
Interest on federal funds sold	25	56	298
Interest and dividends on securities:
Taxable	5,112	5,118	5,286
Non-taxable	2,039	1,517	1,236
Interest-bearing deposits	45	376	148

TOTAL INTEREST INCOME	95,542	74,526	75,193

INTEREST EXPENSE
Time deposits of $100,000 or more	11,354	11,735	11,984
Other time and savings deposits	17,630	18,526	19,008
Borrowed funds	2,847	4,275	2,308

TOTAL INTEREST EXPENSE	31,831	34,536	33,300

NET INTEREST INCOME	63,711	39,990	41,893
PROVISION FOR LOAN LOSSES	48,439	11,109	2,489

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,272	28,881	39,404

NON-INTEREST INCOME:
Service charges on deposit accounts	5,731	4,394	3,946
Other service fees	4,869	3,378	3,560
Net gain on sales and fees of mortgage loans	13,563	7,679	5,882
Net gain on sales of investment securities	-	-	45
Income on investment in bank-owned life insurance	846	928	1,045
Mortgage banking income (loss)	(21)	190	451
Bank-owned life insurance death benefits	-	-	564
Other than temporary impairment of securities	(372)	(1,016)	-
Other income	227	311	238

TOTAL NON-INTEREST INCOME	24,843	15,864	15,731

NON-INTEREST EXPENSES:
Salaries and employee benefits	28,626	19,920	19,161
Occupancy and equipment expense	6,893	4,701	3,917
Printing and supplies	1,122	889	550
Data processing	1,397	786	399
Amortization of core deposit intangible	1,240	877	777
Communications expense	1,471	1,035	1,127
Advertising expense	1,361	1,299	550
FDIC assessment expense	4,052	862	188
Acquisition related costs	2,590	-	-
Loan collection costs	1,232	213	126
Goodwill impairment	61,566	-	-
Net loss on other real estate owned	1,558	363	287
Other expenses	10,940	8,692	6,164

TOTAL NON-INTEREST EXPENSES	124,048	39,637	33,246

INCOME (LOSS) BEFORE INCOME TAXES	(83,933)	5,108	21,889
INCOME TAX EXPENSE (BENEFIT)	(8,876)	1,241	7,201

NET INCOME (LOSS)	(75,057)	3,867	14,688

Preferred stock dividend and accretion of preferred stock discount	2,435	-	-

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(77,492)	$3,867	$14,688

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(5.23)	$0.34	$1.39
Diluted	$(5.23)	$0.34	$1.37
CASH DIVIDENDS PER COMMON SHARE	$0.12	$0.52	$0.51
See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
NET INCOME (LOSS)	$(75,057)	$3,867	$14,688

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	1,417	1,220	1,847
Tax effect	(515)	(470)	(716)

Unrealized holding gains on securities available-for-sale, net of tax amount	902	750	1,131

Reclassification adjustment for realized (gains) losses	-	-	(45)
Reclassification adjustment for impairment losses	-	1,016	-
Tax effect	-	(391)	17

Reclassification adjustment for realized (gains) losses, net of tax amount	-	625	(28)

OTHER COMPREHENSIVE INCOME, NET OF TAX	902	1,375	1,103

COMPREHENSIVE INCOME (LOSS)	$(74,155)	$5,242	$15,791

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

							Accumulated
							other	Total
	Common Stock		Preferred			Retained	comprehensive	Stockholders’
	Shares	Amount	Stock	Warrants	Surplus	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
BALANCE, JANUARY 1, 2007	10,611,052	$10,611	$-	$-	$71,152	$43,107	$(471)	$124,399

Net income	-	-	-	-	-	14,688	-	14,688
Shares issued under stock option plan	72,076	72	-	-	495	-	-	567
Stock option compensation	-	-	-	-	69	-	-	69
Cash dividends declared	-	-	-	-	-	(5,401)	-	(5,401)
Shares repurchased	(119,772)	(120)	-	-	(729)	(1,308)	-	(2,157)
Other comprehensive income	-	-	-	-	-	-	1,103	1,103

BALANCE, DECEMBER 31, 2007	10,563,356	10,563	-	-	70,987	51,086	632	133,268

Cumulative effect of adoption of new accounting standard (Note 1)	-	-	-	-	-	(897)	-	(897)
Net income	-	-	-	-	-	3,867	-	3,867
Shares issued under stock option plan	89,455	90	-	-	533	-	-	623
Stock option compensation	-	-	-	-	67	-	-	67
Tax benefit from exercise of stock options	-	-	-	-	252	-	-	252
Cash dividends declared	-	-	-	-	-	(5,986)	-	(5,986)
Fractional shares retired	(58)	-	-	-	-	-	-	-
Shares issued in acquisition of Cardinal State Bank	883,747	884	-	-	16,191	-	-	17,075
Other comprehensive income	-	-	-	-	-	-	1,375	1,375

BALANCE, DECEMBER 31, 2008	11,536,500	11,537	-	-	88,030	48,070	2,007	149,644

Net loss	-	-	-	-	-	(75,057)	-	(75,057)
Shares issued under stock option plan	8	-	-	-	-	-	-	-
Preferred stock issued	-	-	49,312	-	-	-	-	49,312
Preferred stock discount	-	-	(3,581)	-	-	-	-	(3,581)
Warrants issued	-	-	-	3,581	-	-	-	3,581
Discount accretion of preferred stock warrants	-	-	421	-	-	(421)	-	-
Stock option compensation	-	-	-	-	74	-	-	74
Cash dividends declared	-	-	-	-	-	(1,658)	-	(1,658)
Preferred stock dividends	-	-	-	-	-	(2,014)	-	(2,014)
Shares issued in acquisition of American Community Bank	4,593,132	4,593	-	-	26,469	-	-	31,062
Other comprehensive income	-	-	-	-	-	-	902	902

BALANCE, DECEMBER 31, 2009	16,129,640	$16,130	$46,152	$3,581	$114,573	$(31,080)	$2,909	$152,265

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(75,057)	$3,867	$14,688
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums on investment securities	735	(52)	49
Provision for loan losses	48,439	11,109	2,489
Net gain on sales of mortgage loans	(1,072)	(770)	(23)
Other than temporary impairment of investments	372	1,016	-
Impairment of goodwill	61,566	-	-
Net (gain) loss on sale of available-for-sale securities	-	-	(45)
Increase in cash surrender value of life insurance	(846)	(926)	(1,046)
Gain on bank-owned life insurance	-	-	(564)
Depreciation and amortization	2,764	2,012	1,855
(Gain) loss on sale of premises and equipment	70	49	(67)
Net loss on other real estate owned	1,558	363	287
Amortization of core deposit intangible	1,240	877	777
Deferred tax (benefit) provision	(5,346)	(3,292)	(1,196)
Stock based compensation expense	74	67	69
Originations of mortgage loans held-for-sale	(1,646,149)	(1,045,770)	(908,549)
Proceeds from sales of mortgage loans	1,647,436	1,049,365	898,170
Decrease in capital lease obligations	(13)	-	-
(Increase) decrease in accrued interest receivable	(347)	1,248	(259)
Increase in other assets	(21,632)	(4,500)	(1,851)
Increase (decrease) in accrued interest payable	(1,128)	(482)	460
Increase in other liabilities	828	140	54

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,492	14,321	5,298

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of available-for-sale securities	(31,267)	(33,672)	(55,249)
Proceeds from sales of available-for-sale securities	-	15,498	35,648
Proceeds from maturities of available-for-sale securities	57,971	24,624	6,435
Net increase in loans	(113,352)	(140,096)	(86,071)
Acquisition of Cardinal State Bank, net of cash paid	-	11,980	-
Acquisition of American Community Bank, net of cash paid	78	-	-
Purchases of premises and equipment	(4,253)	(3,157)	(3,064)
Proceeds from sales of premises and equipment	1,074	288	1,595
Purchase of Federal Home Loan Bank stock	(2,385)	(7,923)	-
Proceeds from redemption of Federal Home Loan Bank stock	1,851	3,155	1,075
Proceeds from the sale of foreclosed real estate	7,190	1,144	1,041
Proceeds from bank-owned life insurance	-	2	1,724

NET CASH USED IN INVESTING ACTIVITIES	(83,093)	(128,157)	(96,866)

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in checking, NOW, money market and savings accounts	$83,130	$(16,400)	$3,024
Net increase in time certificates	143,630	36,419	52,571
Net increase (decrease) in borrowed funds	(136,485)	98,625	25,137
Purchases of common stock	-	-	(2,157)
Dividends paid	(3,672)	(5,986)	(5,304)
Tax benefit from exercise of stock options	-	252	-
Proceeds from the issuance of preferred stock and warrants	49,312	-	-
Proceeds from exercise of stock options	-	623	567

NET CASH PROVIDED BY FINANCING ACTIVITIES	135,915	113,533	73,838

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	66,313	(303)	(17,730)

CASH AND CASH EQUIVALENTS:
Beginning of year	26,023	26,326	44,056

End of year	$92,336	$26,023	$26,326

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$28,789	$34,417	$32,833

Cash paid for income taxes	$2,607	$4,865	$8,387

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$18,642	$3,917	$1,356

Unrealized gain on investment securities available for sale, net of tax effect	$902	$1,375	$1,103

Issuance of shares in acquisition of Cardinal	$-	$17,075	$-

Issuance of shares in acquisition of American Community	$31,062	$-	$-

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization – Yadkin Valley Financial Corporation (“the Company”) was formed July 1, 2006 as a holding company for Yadkin Valley Bank and Trust Company (the “Bank”). The Bank has eight wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company’s customers, Sidus Financial LLC, which provides mortgage brokerage services throughout North Carolina and the eastern seaboard, Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC and Green Street V, LLC and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank was incorporated in North Carolina on September 16, 1968, and the Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in North Carolina and South Carolina through 42 full-service banking offices. Sidus offers mortgage-banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Tennessee, Pennsylvania, Vermont, New Hampshire, Rhode Island, Maine, Massachusetts and Connecticut. The Company and its subsidiaries are collectively referred to herein as the “Company.” The Company formed Yadkin Valley Statutory Trust I (the “Trust”) during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trust are owned by the Company. On April 17, 2009, the Company acquired American Community Bancshares, Inc. (“American Community”), headquartered in Charlotte, NC (refer to Note 2). American Community shareholders received either $12.35 in cash or 0.8517 shares of the Company’s common stock, subject to an overall allocation of 19.5% cash and 80.5% stock. The overall acquisition cost was approximately $47.2 million based on the issuance of 4.6 million shares of the Company’s common stock at a stock price of $6.72 at the date of the merger, and cash payment of $16.1 million to American Community shareholders.
Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank includes its wholly owned subsidiaries, Main Street Investment Services, Inc., PBRE, Inc. and Sidus Financial, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in Yadkin Valley Statutory Trust I, in accordance with accounting for Variable Interest Entities, has been recorded by the Company in other assets with the corresponding increase to long-term debt. The Company records the income from the Trust as a non-interest income item and the expense as additional interest expense.
Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Restricted cash as of December 31, 2009 and December 31, 2008 held at Sidus Financial, LLC was $2,186,673 and $1,762,455, respectively.
Investment Securities - Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as “available-for-sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the trade date basis. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value. The related write downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2009 and 2008 are classified as available-for-sale.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans that are deemed to be impaired (i.e., probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan) are measured based on fair value of the collateral if the loan is collateral dependent, the fair value of the loan or, alternatively, probable cash flows. A specific reserve is established as part of the allowance for loan losses to record the difference between the stated principal amount and the present value or market value of the impaired loan. Impaired loans are evaluated on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower). The Company discontinues the accrual of interest income when the loans are either at least 90 days past due or less than 90 days past due but the collectability of such interest and principal becomes doubtful. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the loan has performed for six months, and future payments are probable.
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
Loans Held-for-Sale - Loans held-for-sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or market determined on an aggregate basis. Gains and losses on sales of loans held-for-sale are included in other non-interest income in the consolidated statements of income. Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.
Foreclosed Real Estate – Foreclosed real estate is stated at the lower of carrying amount or market value less estimated cost to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.
Business Combinations - The Company accounts for all business combinations after January 1, 2009 by the acquisition method of accounting whereby acquired assets and liabilities are recorded at fair value on the date of acquisition with the remainder of the purchase price allocated to identified intangible assets and goodwill. Business combinations are discussed further in Note 2.
Purchased Impaired Loans – Purchased loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses, which include loans purchased in the American Community acquisition. Purchased impaired loans are accounted for under the Receivables topic of the FASB Accounting Standards Codification when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccural status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Purchased Performing Loans – The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans in the American Community acquisition. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the merger.
Mortgage Banking Activities – When the Bank retains the right to service a sold mortgage loan, the previous carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer. The Bank adopted accounting guidance on transfers and servicing using the fair value method of accounting for mortgage servicing rights.
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Mortgage servicing rights are carried at fair value.
At December 31, 2009, 2008 and 2007, the Bank was servicing loans for others of $212,941,536, $184,603,881 and $207,072,346, respectively. The Bank carries fidelity bond insurance coverage of $8,000,000 and errors and omissions insurance coverage of $1,000,000 per occurrence. Custodial escrow balances maintained in connection with the loan servicing were $126,599 and $86,881 at December 31, 2009 and 2008, respectively
Mortgage servicing rights with a fair value of $1,917,941 and $1,745,466 at December 31, 2009 and 2008, respectively, are included in other assets. Amortization/market value adjustments related to mortgage servicing rights were $(549,815), $(384,062) and $(120,532) for the years ended 2009, 2008 and 2007, respectively and recorded with the mortgage banking income. A valuation of the fair value of the mortgage servicing rights is performed using a pooling methodology. Similar loans are “pooled” together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating potential acquisition of the servicing.
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions and major replacements or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation and amortization is provided based on the estimated useful lives of the assets using both straight-line methods for buildings and land improvements and accelerated methods for furniture and fixtures. The estimated useful lives for computing depreciation and amortization are 10 years for land improvements, 30 to 40 years for buildings, and 3 to 10 years for furniture and equipment. Gains or losses on dispositions of premises and equipment are reflected in income.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.
Goodwill and Other Intangibles – The Company performs an annual goodwill impairment assessment for the banking and Sidus segments as of May 31st and September 30th, respectively. In addition, the Company will assess the impairment of goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, the Company typically makes various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning. At September 30, 2009, it was determined that impairment existed in the banking reporting unit and a goodwill impairment charge of $61.6 million was recorded. No impairment was identified as a result of the testing performed in 2008 and 2007. The purchase of American Community added $13.0 million to Goodwill in 2009, (refer to Note 2), and was included in the impairment charge recorded in September 2009. See Note 22 for further discussion of goodwill impairment. Intangible assets with finite lives

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
include core deposits and a non-compete agreement with a former employee of American Community. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002 and 2009), straight-line method (intangibles acquired in 2004) and an accelerated method (intangibles acquired in 2008) over a period not to exceed 20 years. Other intangibles include a non-compete agreement as part of the American Community acquisition and is amortized over 5 years.

	December 31, 2009
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Core deposit intangible	$12,521,861	$(6,335,297)
Non-compete agreement	879,960	(130,000)

	$13,401,821	$(6,465,297)

The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $1,282,821, $1,173,992, $1,079,629, $677,872, and $590,409, respectively. The remaining weighted average amortization period is 9.0 years. The Bank’s projected amortization expense for the non-compete agreement for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $195,000, $195,000, $178,320, $139,980 and $41,660, respectively.
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
Valuation allowances are recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized. Under ASC Topic 740 on Income Taxes, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with the Income Tax topic 740 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
Earnings Per Share - Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Potential common stock arising from stock options outstanding are included in diluted earnings per share.
Share-Based Payment - The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) in accordance with Share-based Payment accounting guidance. This guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.
Non-marketable equity securities – As a requirement for membership, the Bank invests in stock of Federal Home Loan Bank of Atlanta (“FHLB”). In addition, the Company also invests in other equity investments for which stock is not publicly traded. Due to the redemption provisions of FHLB stock, the estimated fair value of the stock is equivalent to its respective cost. Other equity investments are reviewed for impairment on a quarterly basis. These investments are discussed further in Note 4.
Comprehensive Income (Loss)- Comprehensive income (loss) is defined as “the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners”. The term comprehensive income includes components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(“GAAP”) are included in comprehensive income but excluded from net income. Currently, the company’s other comprehensive income consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, assets acquired and liabilities assumed from business combinations, the allowance for loan losses, valuation of certain level 2 and level 3 investment securities, evaluation of securities for other-than-temporary and goodwill impairment. Actual results could differ from those estimates.
New Accounting Standards
Recently Adopted Accounting Standards
In June 2009, the FASB developed and implemented The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles– (“Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.
Effective January 1, 2009, the Company adopted new accounting for disclosures about derivative instruments and hedging activities. Under the Derivative and Hedging topic of the FASB Accounting Standards Codification, companies are required to enhance disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Adoption of this standard did not result in a change to the accounting for the Company’s derivative financial instruments but instead resulted in enhanced disclosures which are in Note 23.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
In May 2009, the Company adopted new accounting disclosure practices for subsequent events. Under the Subsequent Events topic of the FASB Accounting Standards Codification, all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized but should be disclosed. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. See Note 26 for management’s evaluation of subsequent events.
In December 2007, the FASB issued guidance under the business combinations topic of the FASB Accounting Standards Codification. The new guidance requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired and replaces the cost allocation method used in mergers entered into prior to December 15, 2008. Other key differences that resulted under the new guidance include the expensing of acquisition-related costs as incurred as opposed to the capitalization of those costs in previous mergers as well as difference in how equity is valued. Under the new guidance, equity is valued based on the stock price as of the date of merger as opposed to prior guidance which allowed the value of equity to be calculated on stock prices that may vary from the date of merger. We followed the new guidance under the business combinations topic, as originally issued, for our American Community Bancshares, Inc. acquisition in April 2009. This new guidance does not require retroactive restatement of accounting for business combinations prior to January 1, 2009 and therefore was not required for our Cardinal State Bank acquisition in 2008.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Reclassifications – Certain expenses reported in prior periods have been reclassified to conform to the 2009 presentation. Reclassifications include loss on other real estate owned which was previously presented in other income, and loan collection and advertising expense both of which were previously included in other expenses. The reclassifications had no effect on net income or shareholders’ equity, as previously reported.
2. BUSINESS COMBINATION
Effective at the beginning of business on April 17, 2009, the Company acquired 100% of the outstanding common stock of American Community Bancshares, Inc. (“American Community”), and its subsidiary American Community Bank, headquartered in Charlotte, NC. American Community had $529.4 million in tangible assets, including $416.3 million in loans and $14.4 million in tangible equity at the closing date. Pursuant to the agreement, for each share of American Community common stock, American Community shareholders received either $12.35 in cash or 0.8517 shares of the Company’s common stock, subject to an overall allocation of 19.5% cash and 80.5% stock. The overall acquisition cost was approximately $47.2 million based on the issuance of 4.6 million shares of the Company’s common stock at a stock price of $6.72 at the date of the merger, and cash payment of $16.1 million to American Community shareholders.
The American Community merger is being accounted for under the acquisition method of accounting (revised business combination guidance). The statement of net assets acquired as of April 17, 2009 is presented in the following table. The purchased assets, assumed liabilities, and identifiable intangible assets were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair value becomes available. Goodwill of $13.0 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired. During the refinement period there were no changes to goodwill calculated at merger. None of the goodwill is expected to be deductible for income tax purposes. American Community provided revenue of $16.3 million and net loss of $5.0 million for the period of April 17, 2009 to December 31, 2009, and is included in the consolidated financial statements. American Community’s results of operations prior to the acquisition are not included in the Company’s statements of income.

Acquisition of American Community Bancshares, Inc. (in thousands)	April 17, 2009

Consideration:
Cash	$16,140
Stock	31,063

Fair value of total consideration paid	$47,203

Net assets acquired:
Cash and cash equivalents	16,219
Investments	72,049
Loans, net	416,339
Premises and equipment, net	9,398
Core deposit intangible	2,766
Other assets	15,536

Deposits	(439,949)
Liabilities	(58,161)

Total identifiable net assets at fair value	$34,197

Goodwill	13,006

Fair value of total consideration paid
$47,203

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

2. BUSINESS COMBINATION (Continued)
The Company performed an interim goodwill impairment valuation during the third quarter of 2009 given the substantial decline in its common stock price, operating results, asset quality trends, market comparables and the economic outlook for the industry. As a result of this valuation, it was determined that impairment existed in the banking segment, including the acquired goodwill from American Community, and a full impairment charge was taken for goodwill related to the banking segment. See Note 22 for further discussion of goodwill impairment.
The carrying amount of acquired loans at April 17, 2009 consisted of purchased impaired loans and purchased performing loans as detailed in the following table:

		Purchased
	Purchased	Performing
	Impaired Loans	Loans	Total Loans
	(in thousands)
Commercial, financial, and agricultural	$265	$58,033	$58,298
Construction, land development and other land	8,362	123,496	131,858
Real estate- 1-4 Family mortgage loans	795	41,530	42,325
Real estate- Commercial and other	837	98,549	99,386
Home equity lines of credit	58	47,760	47,818
Installment loans to individuals	63	12,878	12,941
Other loans	308	23,405	23,713

Total	$10,688	$405,651	$416,339

The following table presents the purchased performing loans receivable at the acquisition date. The remaining fair value adjustment for credit, interest rate and liquidity as of December 31, 2009 was $4.4 million. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

April 17, 2009
(in thousands)
Contractually required principal payments receivable	$416,833
Fair value adjustment for credit, interest rate, and liquidity	(11,182)

Fair value of purchased performing loans receivable	$405,651

The following table presents the purchased impaired loans receivable at the acquisition date and at year-end. The Company has initially applied the cost recovery method to all purchased impaired loans at the acquisition date due to uncertainty as to the timing of expected cash flows as reflected in the following table:

	December 31, 2009	April 17, 2009
	(in thousands)
Contractually required principal payments receivable	$14,513	$14,513
Nonaccretable difference	(3,825)	(3,825)

Present value of cash flows expected to be collected	10,688	10,688
Changes due to payments received, transfers or charge-offs	(5,797)	-

Fair value of purchased impaired loans acquired	$4,891	$10,688

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

2. BUSINESS COMBINATION (Continued)
As previously disclosed in prior quarters, the Company identified several unreconciled items in the American Community general ledger subsequent to the merger date. The internal investigation is now substantially complete and the Company is pursuing various claims to recover all or part of the money lost due to these items. The Company is unable to estimate the amount of any potential recovery of such amounts at the present time. The internal investigation indicated that improper activity by two individuals contributed to the unreconciled items prior to the acquisition of American Community. These two individuals are no longer with the Company.
The proforma purchase accounting adjustments related to investments, loans and leases, deposits, and other borrowed funds are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to identifiable intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The proforma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.
Total revenues for American Community for 2009 were $16,690 from April 17, 2009 through December 31, 2009 and were included the Company’s consolidated income statement for the year ended December 31, 2009. The Company does not track post-acquisition earnings for American Community on a stand-alone basis. The revenue and earnings of the combined entity had the acquisition date been as of January 1, 2009 and January 1, 2008 are as follows:

Year Ended December 31, 2009	Revenue	Earnings
dollars in thousands except per share data

Supplemental proforma from 1/1/2009 - 12/31/09	129,027	(80,109)
Supplemental proforma from 1/1/2008 - 12/31/08	131,240	342
The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.
At opening of business on March 31, 2008, the Company completed the merger with Cardinal State Bank (“Cardinal”), headquartered in Durham, NC. Cardinal had $193.9 million in tangible assets, excluding fair value adjustments, but including $149.2 million in gross loans and $18.1 million in tangible equity at the closing date. Pursuant to the agreement, for each share of Cardinal stock, Cardinal shareholders received either $17.62 in cash or 0.91771 shares of the Company’s stock, subject to an overall allocation of 58% cash and 42% stock. The overall acquisition cost was approximately $41.7 million based on the issuance of 900,000 shares of Company stock at a two-week average stock price of $19.00 around the date of the merger agreement, cash payment of $23.5 million to Cardinal shareholders, and $1.5 million in other transaction costs. Other transaction costs included $300,000 for the fair market value of Cardinal stock options assumed by the Company and converted into 140,277 options to buy shares of the Company’s stock. This acquisition was accounted for under the business combinations guidance applicable to mergers before January 1, 2009.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

2. BUSINESS COMBINATION (Continued)
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

Results of operations of Cardinal, subsequent to March 30, 2008, are included in the Company’s results of operations for the twelve months ended December 31, 2008. The proforma combined historical results, as if Cardinal had been acquired at January 1, 2008 and January 1, 2007 after adjustments for amortization of intangibles are presented below:

	Twelve Months Ended
	December 31, 2008	December 31, 2007
Net interest income	$41,312,536	$48,156,208
Noninterest income	15,626,778	15,966,159

Total revenue	56,939,314	64,122,367
Provision for loan losses	11,074,183	2,711,620
Other noninterest expense	40,769,607	40,275,500

Income before taxes	5,095,524	21,135,247
Income tax expense	1,237,151	5,161,818

Net income	$3,858,373	$15,973,429

Basic earnings per share	$0.34	$1.39
Diluted earnings per share	$0.34	$1.37
The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

3. INVESTMENT SECURITIES
In the course of ordinary business, the Company may, from time to time, be named a party to legal actions and proceedings. In accordance with GAAP the Corporation establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Corporation does not establish reserves.
The following tables present investment securities at December 31, 2009 and 2008:

	December 31, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,995,849	$123,841	$-	$5,119,690
After 1 but within 5 years	19,364,357	501,820	-	19,866,177
After 5 but within 10 years	17,506,357	450,753	49,094	17,908,016

	41,866,563	1,076,414	49,094	42,893,883

Government sponsored agencies:
Residential Mortgage-backed securities due:
Within 1 year	764,870	7,070	-	771,940
After 1 but within 5 years	3,197,921	45,255	5,381	3,237,795
After 5 but within 10 years	7,704,336	376,452	-	8,080,788
After 10 years	37,237,320	1,560,244	3,833	38,793,731

	48,904,447	1,989,021	9,214	50,884,254

Collateralized mortgage obligations due:
After 5 but within 10 years	4,930,335	125,882	-	5,056,217
After 10 years	19,620,363	550,982	10,175	20,161,170

	24,550,698	676,864	10,175	25,217,387

Private label collateralized mortgage obligations due:
After 10 years	2,652,409	1,490	366,275	2,287,624

	2,652,409	1,490	366,275	2,287,624

State and municipal securities due:
Within 1 year	5,724,693	54,603	-	5,779,296
After 1 but within 5 years	14,016,229	487,688	10	14,503,907
After 5 but within 10 years	15,272,740	394,569	15,638	15,651,671
After 10 years	25,037,916	547,166	142,276	25,442,806

	60,051,578	1,484,026	157,924	61,377,680

Common and preferred stocks:
After 10 years	1,117,663	67,549	4,659	1,180,553

	1,117,663	67,549	4,659	1,180,553

Total available-for-sale securities	$179,143,358	$5,295,364	$597,341	$183,841,381

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

3. INVESTMENT SECURITIES (Continued)

	December 31, 2008
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$3,998,265	$59,235	$-	$4,057,500
After 1 but within 5 years	26,892,399	865,391	-	27,757,790
After 5 but within 10 years	10,976,867	858,320	-	11,835,187

	41,867,531	1,782,946	-	43,650,477

Government sponsored agencies:
Residential Mortgage-backed securities due:
Within 1 year	1,011,391	3,825	2	1,015,214
After 1 but within 5 years	2,169,311	5,814	7,597	2,167,528
After 5 but within 10 years	2,994,894	105,554	-	3,100,448
After 10 years	35,332,745	1,346,010	21,235	36,657,520

	41,508,341	1,461,203	28,834	42,940,710

Collateralized mortgage obligations due:
After 10 years	7,078,889	103,621	2,105	7,180,405

	7,078,889	103,621	2,105	7,180,405

Privatel label collateralized mortgage obligations due:
After 10 years	3,305,624	-	363,635	2,941,989

	3,305,624	-	363,635	2,941,989

State and municipal securities due:
Within 1 year	1,325,459	7,922	-	1,333,381
After 1 but within 5 years	16,615,757	450,157	3,427	17,062,487
After 5 but within 10 years	9,777,202	201,711	42,335	9,936,578
After 10 years	13,013,444	53,169	321,722	12,744,891

	40,731,862	712,959	367,484	41,077,337

Common and preferred stocks:
Within 1 year	1,171	-	-	1,171
After 10 years	39,924	4	18,488	21,440

	41,095	4	18,488	22,611

Total available-for-sale securities	$134,533,342	$4,060,733	$780,546	$137,813,529

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At December 31, 2009 and 2008, the Bank’s mortgage-backed securities were pass-through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.
There were no gross realized gains or losses on sales of available-for-sale securities in 2009 Gross realized gains on sales of available-for-sale securities in 2008 and 2007 were $25,100, and $127,168, respectively. Gross realized losses on sales of available-for-sale securities in 2008 and 2007 were $25,126, and $81,750, respectively.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

3. INVESTMENT SECURITIES (Continued)
Investment securities with carrying values of $103,074,382 and $68,086,225 at December 31, 2009 and 2008, respectively, were pledged as collateral for public deposit and for other purposes as required or permitted by law.
If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement. In 2009, there were no securities available-for-sale deemed to be OTTI. During the third quarter of 2008, the market for preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) deteriorated significantly after Freddie Mac was placed under conservatorship by the U.S. government and consequently management recorded an OTTI charge of $972,800 (pre-tax) against earnings. During the fourth quarter of 2008, management recorded an OTTI charge of $42,894 on 2,000 shares of Federal Agricultural Mortgage Corporation (“Farmer Mac Stock”) after management determined that its impairment was unlikely to be temporary. Management believes that the market prices of these equity securities will not recover in the immediate future due to the current economic environment. The remaining investments in Freddie Mac and Farmer Mac Stock were $16,100 and $15,600, respectively at December 31, 2009 and 2008. All OTTI losses were deemed to be credit related losses.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. Securities that have been in a loss position for twelve months or more at December 31, 2009 include one mortgage-backed security, three municipal securities and one private label collateralized mortgage obligation. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2008 include two mortgage-backed securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be OTTI. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost bases.

December 31, 2009	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Securities available-for-sale:
U.S. government agencies	$4,201,240	$49,094	$-	$-	$4,201,240	$49,094
Government sponsored agencies:
Residential mortgage-backed securities	29,384	5,381	142,163	3,833	171,547	9,214
Collateralized mortgage obligation	284,696	10,175	-	-	284,696	10,175
Private label collateralized mortgage obligations	-	-	1,757,669	366,275	1,757,669	366,275
State and municipal securities	6,545,113	112,568	1,048,596	45,356	7,593,709	157,924
Common and preferred stocks, and other	16,100	3,100	5,385	1,559	21,485	4,659

Total temporarily impaired securities	$11,076,533	$180,318	$2,953,813	$417,023	$14,030,346	$597,341

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

3. INVESTMENT SECURITIES (Continued)

December 31, 2008	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$1,007,562	$15,861	$720,914	$12,973	$1,728,476	$28,834
Collateralized mortgage obligations	721,916	2,105	-	-	721,916	2,105
Private label collateralized mortgage obligations	2,941,988	363,635	-	-	2,941,988	363,635
State and municipal securities	12,113,871	367,484	-	-	12,113,871	367,484
Common and preferred stocks	21,440	18,488	-	-	21,440	18,488

Total temporarily impaired securities	$16,806,777	$767,573	$720,914	$12,973	$17,527,691	$780,546

4. NON-MARKETABLE EQUITY SECURITIES
The aggregate cost of the Company’s cost method investments totaled $14,107,329 at December 31, 2009 and $9,827,724 at December 31, 2008. Cost method investments at December 31, 2009 include $10,539,400 in FHLB stock and $3,567,929 of investments in various trust and financial companies, which are included in other assets. All equity investments were evaluated for impairment at December 31, 2009. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) The Company feels the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization, and 6) even though the FHLB did not make dividend payments over the past three quarters, this investment was not made for the receipt of dividends but rather for the purpose and right to receive advances from the FHLB. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions. The Company’s investment of $151,722 in SFS was considered to be other than temporarily impaired and all of the investment was written off in 2009. On May 1, 2009 the OCC closed Silverton Bank, National Association, a wholly owned subsidiary of SFS. The OCC appointed the FDIC as receiver, and the FDIC created a bridge bank, Silverton Bridge Bank, National Association, to take over the operations until July 29, 2009 to allow customers to transfer their account relationships in an orderly fashion. Additionally, the Company’s investments in two financial services companies were considered to be OTTI and $220,371 was charged off in 2009.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

4. NON-MARKETABLE EQUITY SECURITIES (Continued)
The following tables presents non-marketable securities at December 31, 2009 and December 31, 2008:

December 31, 2009
	Investment	Original	OTTI	Current
Investment	Type	Cost	Charge	Balance
Federal Home Loan Bank of Atlanta	Common stock	$10,539,400	$-	$10,539,400
Yadkin Valley Statutory Trust I	Common stock	774,000	-	774,000
American Community Capital Trust II	Common stock	310,000	-	310,000
Limited partnerships providing lending services to middle-market companies	Limited Partner	1,732,431	-	1,732,431
Other	Common stock	1,123,591	372,093	751,498

Total		$14,479,422	$372,093	$14,107,329

December 31, 2008
	Investment	Original	OTTI	Current
Investment	Type	Cost	Charge	Balance
Federal Home Loan Bank of Atlanta	Common stock	$7,876,800	$-	$7,876,800
Yadkin Valley Statutory Trust I	Common stock	774,000	-	774,000
Limited partnerships providing lending services to middle-market companies	Limited Partner	770,679	-	770,679
Other	Common stock	595,988	189,743	406,245

Total		$10,017,467	$189,743	$9,827,724

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans at December 31, 2009 and 2008 classified by type:

	2009	2008
	(in thousands)
Construction and land development	$364,853	$227,989
Commercial real estate:
Owner occupied	244,938	166,852
Non-owner occupied	338,182	250,020
Residential mortgages:
1-4 family first liens	164,254	119,865
1-4 family junior liens	5,536	5,360
Multifamily	36,031	22,468
Home equity lines of credit	202,676	135,639
Commercial, other	271,435	225,092
Consumer	48,545	34,284

Total	1,676,450	1,187,569
Less: Net deferred loan origination fees	(2)	(511)
Allowance for loan losses	(48,625)	(22,355)

Loans, net	$1,627,823	$1,164,703

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Substantially all of the Company’s loans have been granted to customers in the piedmont, foothills, northwestern mountains, and the research triangle regions of North Carolina and the upstate region of South Carolina.
In the normal course of business, the Company makes loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. Loans to directors, officers and related parties are subject to comparable loan features and present the same credit risk as those of non-related parties. An analysis of these related party loans for the year ended December 31, 2009 is as follows:

	2009	2008
Balance, beginning of year	$9,870,047	$9,501,253
New loans	14,255,458	1,649,945
Repayments	(3,796,025)	(1,281,151)

Balance, end of year	$20,329,480	$9,870,047

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans:

	December 31, 2009	December 31, 2008
	(in thousands)
Impaired loans under $100,000 that are not individually reviewed	$6,001	$-
Impaired loans without a related allowance for loan losses	16,959	5,047
Impaired loans with a related allowance for loan losses	24,497	7,570
Impaired loans acquired without a related allowance for loan losses	2,515	1,527
Impaired loans acquired with subsequent deterioration and related allowance for loan loss	2,725	-

Total impaired loans	$52,697	$12,617

Allowance for loan losses related to impaired loans	$10,971	$3,663

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

	December 31, 2009	December 31, 2008
Impaired loans:	(in thousands)
Nonaccrual	$36,255	$13,647
Troubled debt restructured	5,544	-
Other impaired loans*	10,898	791

Total impaired loans	$52,697	$14,438

Nonaccrual loans	$36,255	$13,647
Foreclosed real estate	14,345	4,018

Total Nonperforming Assets	$50,600	$17,665

*Other potential problem loans consists of loans in which regular payments are still received however some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Average impaired loans for 2009 and 2008 totaled $36,203,174 and $10,517,093, respectively.
Loans which have been classified as nonaccrual amounted to approximately $36.3 million, $13.6 million, and $2.0 million at December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007 the Company recognized interest income on nonaccrual loans of approximately $379,000, $93,000, and $77,000, respectively. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $1.2 million, $269,000, and $170,000 for 2009, 2008 and 2007, respectively.
The following table presents information regarding the change in all purchased impaired loans from the Company’s acquisition of American Community on April 17, 2009 through December 31, 2009.

	Contractual
	Principal	Nonaccretable	Carrying
	Receivable	Difference	Amount
		(in thousands)
As of April 17, 2009 acquisition date	$14,513	$3,825	$10,688
Change due to payment received	(457)	(63)	(394)
Transfer to foreclosed real estate	(4,339)	(266)	(4,073)
Change due to charge-offs	(4,329)	(2,999)	(1,330)

Balance at December 31, 2009	$5,388	$497	$4,891

At December 31, 2009, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $4.9 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. There was one remaining purchased impaired loan from the Cardinal State Bank merger as of December 31, 2009 in the amount of $23,503. All other purchased impaired loans from Cardinal State Bank have been paid or charged-off.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following tables present changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Balance, beginning of year	$22,355	$12,445	$10,828

Charge-offs:
Real estate loans	(15,009)	(1,720)	(328)
Installment loans	(1,255)	(576)	(338)
Credit card and related plans	(107)	(63)	(85)
Commercial and all other	(6,176)	(963)	(351)
Leases	(256)	-	-

	(22,803)	(3,322)	(1,102)

Recoveries:
Real estate loans	204	135	63
Installment loans	85	134	90
Credit card and related plans	2	14	22
Commercial and all other	333	181	55
Leases	10	-	-

	634	464	230

Net charge-offs	(22,169)	(2,858)	(872)

Provision for loan losses	48,439	11,109	2,489
Allowance acquired from Cardinal State Bank	-	1,659	-

Balance, end of year	$48,625	$22,355	$12,445

6. PREMISES AND EQUIPMENT
The following table presents premises and equipment and related accumulated depreciation and amortization at December 31, 2009 and 2008:

		Accumulated
		depreciation and	Net book
	Cost	amortization	value
December 31, 2009
Land	$12,300,382	$-	$12,300,382
Land and leasehold improvements	3,424,521	1,390,605	2,033,916
Buildings	27,454,894	4,967,888	22,487,006
Furniture and equipment	20,057,234	13,468,407	6,588,827
Construction in process	231,494	-	231,494

Total	$63,468,525	$19,826,900	$43,641,625

December 31, 2008
Land	$10,975,925	$-	$10,975,925
Land and leasehold improvements	2,618,690	1,195,546	1,423,144
Buildings	19,372,592	4,298,317	15,074,275
Furniture and equipment	16,608,944	11,922,164	4,686,780
Construction in process	1,739,791	-	1,739,791

Total	$51,315,942	$17,416,027	$33,899,915

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

6. PREMISES AND EQUIPMENT (Continued)
Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 were $2,764,240, $2,012,514, and $1,854,608, respectively.
7. LOAN SERVICING
Mortgage loans serviced for others, consisting of loans sold to Fannie Mae and Freddie Mac, are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for Fannie Mae and Freddie Mac were $212,941,536 and $184,603,881 at December 31, 2009 and 2008, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Total servicing fees received were $498,979, $519,500 and $578,641 during 2009, 2008 and 2007, respectively, and were included in mortgage banking income (loss). At December 31, 2009 and 2008, mortgage servicing rights were $1,917,941 and $1,745,466, respectively and are included in other assets on the consolidated balance sheets. Servicing rights recorded on loans originated and sold by the Bank and the change in the fair value were recorded in the consolidated statements of income at fair value in mortgage banking income.

	2009	2008	2007
Mortgage servicing assets, beginning of year	$1,745,466	$2,000,770	$2,070,689
Capitalized	722,290	128,758	50,613
Change in fair value	(549,815)	(384,062)	(120,532)

Mortgage servicing assets, end of year	$1,917,941	$1,745,466	$2,000,770

8. DEPOSITS
The following table presents the scheduled maturities of time certificates at December 31, 2009:

2010	$815,467,068
2011	225,976,532
2012	72,018,914
2013	8,412,579
2014	46,519,098

Total	$1,168,394,191

Total related party deposits were $13.1 million as of December 31, 2009.
9. BORROWED FUNDS
Short-term borrowings at December 31, 2009 and 2008 are presented in the following tables. Borrowings from the Federal Reserve are payable on demand and are collateralized by state, county and municipal securities (refer to Note 3). Interest under this arrangement is payable at 25 basis points above the target federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $23.9 million at December 31, 2009.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

9. BORROWED FUNDS (Continued)
Short-Term Borrowings Excluding Federal Home Loan Bank (“FHLB”) Advances

		Weighted	Maximum	Average Daily	Average
		average	amount	balance	annual
	Balance at	interest rate	outstanding at	outstanding	interest
	year end	at year end	any month-end	during year	rate paid
December 31, 2009
Overnight borrowings from the Federal Reserve Bank	$1,513,033	0.00%	$1,513,033	$1,013,720	0.01%
Securities sold under agreement to repurchase	42,954,010	0.95%	56,896,242	48,907,687	1.01%
Federal funds purchased	-	0.00%	38,659,000	3,586,715	0.97%

Total short-term borrowings excluding FHLB advances	$44,467,043

December 31, 2008
Overnight borrowings from the Federal Reserve Bank	$488,004	0.00%	$1,553,119	$580,000	1.34%
Securities sold under agreement to repurchase	34,779,415	1.46%	38,535,769	34,753,000	2.11%
Federal funds purchased	23,230,000	0.82%	38,230,000	9,060,000	2.63%

Total short-term borrowings excluding FHLB advances	$58,497,419

Short term advances from the FHLB consist of the following at December 31, 2009 and 2008:

Maturity	Interest Rate	2009	2008
12/10/2009	4.06%	-	5,000,000
1/7/2009	0.46%	-	103,600,000
12/21/2009	5.07%	-	2,014,540

		-	$110,614,540

Long-term Borrowings
Long-term borrowings at December 31, 2009 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.61% and an average daily balance of $31,267,811. The long-term FHLB advances are presented below. Also, included in long-term borrowings is a structured wholesale repurchase agreement with a balance of $4,999,800 at year end, an average daily balance of $4,999,800, an average interest rate of 2.62%, and a year-end interest rate of 2.60%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,128,544) at December 31, 2009. Long-term borrowings at December 31, 2008 consisted of junior subordinated debentures of $25,774,000 with an average annual interest rate of 4.64% and an average daily balance of $25,774,000; and a structured wholesale purchase agreement with a balance of $4,999,800, an average daily balance of $4,999,800, and an average interest rate of 3.17%.
Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank’s FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2009 was approximately $147 million with $108 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

9. BORROWED FUNDS (Continued)
The following table presents long-term advances from the FHLB at December 31, 2009 and 2008:

Maturity	Interest Rate	2009	2008
2/28/2011	5.37%	$2,000,000	$2,000,000
5/2/2011	1.72%	5,000,000	-
7/16/2012	3.90%	1,000,000	-
1/10/2013	3.10%	10,000,000	-
2/25/2013	3.45%	5,000,000	-
1/11/2015	2.99%	5,000,000	5,000,000
4/27/2015	2.97%	5,000,000	-
2/28/2018	2.93%	5,000,000	-
10/29/2018	0.25%	752,102	767,536
12/19/2023	2.00%	293,251	308,459

		$39,045,353	$8,075,995

FHLB advances, both short and long-term, had average annual interest rate paid during the year of 1.46% for both 2009 and 2008. The weighted average interest rate at December 31, 2009 and 2008 was 2.99% and 0.91%, respectively. Maximum amount outstanding during the years at any month-end for 2009 and 2008 was $125,913,370 and $118,675,994, respectively.
On November 1, 2007, the Company created Yadkin Valley Statutory Trust I (“the Trust”) to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. The effective interest rate was 1.57% and 3.32% at December 31, 2009 and December 31, 2008, respectively. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
On November 1, 2007, the Trust completed the sale of $25.0 million of trust preferred securities. The trust preferred securities mature in 30 years and can be called by the Trust without penalty after five years. The Trust used the proceeds from the sale of the securities to purchase the Company’s junior subordinated deferrable interest notes due 2037 (the “Debenture”). The net proceeds from the offering were used by the Company in connection with the acquisition of Cardinal, and for general corporate purposes. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company up to certain limits. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.
The Company assumed junior subordinated debt in the amount of $10.3 million in the American Community acquisition. American Community had a trust that issued trust preferred securities which pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The interest rate at December 31, 2009 was 3.05%. The preferred securities are redeemable on December 15, 2033. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
Under the accounting for variable interest entities, the Company’s $774,000 and $310,000 investment in the common equity of the Trusts are included in the consolidated balance sheets as other assets and funded by long-term debt. The income and interest expense received from and paid to the Trust, respectively, is included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

10. INCOME TAXES
The following table presents the provision for income taxes for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Current:
Federal	$(3,524,067)	$3,776,291	$7,164,609
State	(5,207)	756,727	1,232,560

	(3,529,274)	4,533,018	8,397,169

Deferred:
Federal	(3,735,175)	(2,656,853)	(1,028,985)
State	(1,611,252)	(634,762)	(167,366)

	(5,346,427)	(3,291,615)	(1,196,351)

Total income taxes	$(8,875,701)	$1,241,403	$7,200,818

The following table presents the tax effects of significant components of the Company’s net deferred tax assets as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$18,911,645	$8,792,489
FMV adjustments related to mergers	2,013,988	480,602
Other than temporary impairment	1,736,196	461,417
Accrued liabilities	2,935,763	-
SERP	279,827	-
Net operating loss	1,311,415	824,308
Other	557,885	1,014,140

	$27,746,719	$11,572,956

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(1,847,263)	$(1,295,344)
Depreciation	(2,317,821)	(1,131,606)
Prepaid expenses	(356,851)	(245,428)
Core deposit intangible	(2,405,047)	(1,779,500)
Premium on loans acquired	-	(762,332)
Leases	(139,951)	-
Noncompete intangible	(299,867)	-
Goodwill	(634,337)	-
Other	(332,212)	(659,624)

	$(8,333,349)	$(5,873,834)

Net deferred tax asset	$19,413,370	$5,699,122

Deferred tax liabilities related to unrealized gains and losses totaled $1,847,263 and $1,295,344 for the years ended December 31, 2009 and 2008, respectively.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

10. INCOME TAXES (Continued)
The following table presents a reconciliation of applicable income taxes for the years ended December 31, 2009, 2008 and 2007 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2009	2008	2007
Tax expense at statutory rate on income before income taxes	$(29,376,488)	$1,787,811	$7,660,993
Increases (decreases) resulting from:
Tax-exempt interest on investments	(765,108)	(572,293)	(476,415)
State income tax, net of federal benefits	(1,050,698)	79,181	692,376
Income from bank-owned life insurance	(296,099)	(323,741)	(563,286)
Goodwill write-down	21,548,018	-	-
Merger expenses	543,130	-	-
Other	521,544	270,445	(112,850)

Total income taxes	$(8,875,701)	$1,241,403	$7,200,818

The Company recognizes interest and penalties associated with uncertain tax positions as components of income taxes. The Company’s federal tax returns are subject to examination for years 2006, 2007 and 2008. The interest associated with the uncertain tax positions amounts to approximately $44,000 at December 31, 2009. The Company’s state income tax returns are subject to examination for years 2007 and 2008.
11. EARNINGS PER SHARE
Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS includes the effect of dilutive potential common stock, stock options and warrants. The following table presents the reconciliation of EPS for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Basic earnings per share:
Net income (loss) to common shareholders	$(77,492,525)	$3,866,628	$14,687,732
Weighted average shares outstanding	14,808,325	11,235,943	10,594,567
Basic earnings (loss) per share	$(5.23)	$0.34	$1.39

Diluted earnings (loss) per share:
Net income (loss) to common shareholders	$(77,492,525)	$3,866,628	$14,687,732
Weighted-average shares outstanding	14,808,325	11,235,943	10,594,567
Dilutive effect of stock options	-	70,799	118,100
Weighted-average shares, as adjusted	14,808,325	11,306,742	10,712,667
Diluted earnings (loss) per share	$(5.23)	$0.34	$1.37
For 2009, net income (loss) to common shareholders is net income (loss) less the preferred stock dividends and accretion of discount.
At December 31, 2009, there were 619,515 options outstanding to purchase shares of the Company’s common stock at a range of $6.36 to $19.07. The average market prices during the period ranged from $3.97 to $5.45 which excluded the options from the computation of diluted EPS as they would be anti-dilutive.
At December 31, 2008, there were 189,319 options outstanding to purchase shares of the Company’s common stock at a range of $14.24 to $19.07. The average market prices during the period ranged from $14.10 to $14.33 which excluded the options from the computation of diluted EPS as they would be anti-dilutive.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

11. EARNINGS PER SHARE (Continued)
At December 31, 2007, there were 52,500 options outstanding to purchase shares of the Company’s common stock at $19.07. The average market price during the period was $17.70 which excluded the options from the computation of diluted EPS as they would be anti-dilutive.
Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the year ended December 31, 2009 due to the Company’s loss position for the period.
12. BENEFIT PLANS
401(K) PLAN
The Company maintains profit-sharing and 401(k) plans for substantially all employees. Contributions to the profit-sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company’s 401(k) plan, employees are permitted to contribute up to 60% of pre-tax compensation. The Company will match 50% of an employee’s contribution, up to a maximum of 3% of pre-tax employee compensation. The Company’s policy is to fund the profit-sharing/401(k) costs as incurred. Employer contributions in 2009, 2008 and 2007 to the 401(k) plan were $537,410, $334,537, and $306,150, respectively. There were no contributions to the profit-sharing plan for the years ended December 31, 2009, 2008 and 2007. American Community’s 401(k) and profit sharing plan with plan assets of $2.2 million was merged into the Company’s plan as of April 17, 2009.
BANK-OWNED LIFE INSURANCE
In September 2006, new accounting guidance was issued for Retirement Benefits. The guidance requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits. If the employer has effectively agreed to maintain a life insurance policy during post-retirement periods, the costs of the life insurance policy during the post-retirement periods should be accrued beginning after December 15, 2007. The effect of the adoption of this new accounting guidance resulted in a reduction to retained earnings of $897,253 on January 1, 2008.
During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan (“OSIP”) and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer’s beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five-year vesting requirement and certain provisions relating to change of control and termination of service. The Company funded the OSIP through the purchase of bank-owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4.8 million and $5.0 million, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5.5 million. The corresponding cash surrender values of BOLI policies as of December 31, 2009 and 2008 was $24,453,672 and $23,607,675, respectively.
During 2007 the Company created the 2007 Group Term Carve Out Plan and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers who did not participate in the 2001 Plan discussed in the previous paragraph. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from the insurance contracts which are written with New York Life Insurance and Annuity Corporation, with the designated beneficiaries of the officers. The death benefit to the officer’s beneficiaries is a multiple of base salary at the time of the agreements, subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The 2007 plan contains a five-year vesting requirement and certain provisions related to

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

12. BENEFIT PLANS (Continued)
change of control and termination of service. The Company uses the cost of insurance method for determining liabilities related to the plan and developed our discount rate of 5.6% at December 31, 2009 and 2008 based on the seasoned long-term, high quality bond yield. As of December 31, 2009 and 2008, the liability accrued for the plan was $1.8 million and $1.3 million, respectively. The net periodic benefit costs of the plan are recorded to other non-interest expense and were approximately $448,000 and $437,000 for the years ended December 31, 2009 and 2008, respectively.
NON-EQUITY INCENTIVE PLAN
Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Expenses related to such compensation during 2009, 2008 and 2007 totaled $-0-, $170,000, and $425,664, respectively. Incentive compensation is provided for certain officers of Sidus based on pre-tax income. Expenses related to such compensation during 2009, 2008, and 2007 totaled approximately $1.1 million, $295,000 and $141,000, respectively.
13. STOCK OPTIONS
The Company has stock option plans for directors, selected executive officers and other key employees. The plans provide for the granting of options to purchase shares of the Company’s common stock at a price not less than the fair market value at the date of grant of the option. Option exercise prices are established at market value on the grant date. Vesting schedules are determined by the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants.
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
During 2009, 27,700 options were vested and 13,000 options were granted resulting in 102,100 unvested options at December 31, 2009. There was no intrinsic value of 2009 and 2008 option grants since options are granted at the market price of the stock on date of grant. There was no intrinsic value of options exercised in 2009 since the option price exceeded the market price of the stock on date of exercise. The intrinsic values of options exercised in 2008 and 2007 were $630,098 and $751,649, respectively. The Bank recorded compensation expense totaling $73,820 in 2009 and $66,787 in 2008 and $69,165 in 2007 for the options in the process of vesting based on amortization of the fair value of options granted (See “Share-Based Payment” under Note 1). Unrecognized compensation expense totaling $215,351 at December 31, 2009 will be recognized over the remaining vesting period, 2010 through 2013. There were no shares forfeited during the year ended December 31, 2009. During the year ended December 31, 2008, there were 79,500 shares granted and 53,724 shares were forfeited. Of the shares forfeited in 2008, 4,800 shares were available to be reissued.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009, 2008, and 2007: dividend yield of 0.76%, 3.77% and 2.52%, respectively; expected volatility of 56.38%, 22.72% and 11.80%, respectively; risk-free interest rate of 2.35%, 2.80% and 5.25%, respectively, and expected life of 5.5, 5.4 and 7 years, respectively.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

13. STOCK OPTIONS (Continued)
The weighted-average fair value of options granted during 2009, 2008 and 2007 was approximately $2.82, $2.03, and $3.53 respectively, at the grant date. The following table presents certain option information for the year ended December 31, 2009:

		Outstanding Options		Exercisable Options
	Shares		Weighted-		Weighted-
	available		average		average
	for future	Number	exercise	Number	exercise
	grants	of options	price	of options	price
At December 31, 2008	10,853	467,002	$13.24	350,202	$12.41
Options authorized	200,000	-	-	-	-
Options granted/vested	(13,000)	13,000	5.68	27,700	15.92
Options exercised	-	(8)	14.97	(8)	14.97
Options expired	-	(49,990)	6.94	(49,990)	6.94
Options forfeited	-	-	-	-	-
Acquired American Community options (1)	-	149,359	11.86	149,359	11.86

At December 31, 2009	197,853	579,363	$13.26	477,263	$13.01

(1) Weighted-average exercise prices for options acquired from American Community have been adjusted for merger exchange rates.
At December 31, 2009, the weighted-average remaining contractual life of outstanding and exercisable options was 4.9 years and 4.2 years, respectively. At December 31, 2008, the weighted average remaining contractual life of outstanding and exercisable options was 5.14 years and 3.8 years, respectively.
There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 since the exercise price of options outstanding exceeded the market share price of $3.66 at year end. The aggregate intrinsic value of options outstanding and exercisable at 2008 was $600,000. The following table segregates the shares outstanding at December 31, 2009 into meaningful ranges:

		Weighted-average		Shares
		remaining	Weighted-	exercisable
	Option price	contractual	average	December 31,
Shares	per share	life (years)	exercise price	2009
5,000	$3.84	9.9	$3.84	-
9,837	5.51	1.6	5.51	9,837
45,574	6.36 - 7.85	3.1	7.43	37,574
26,114	8.66 - 9.40	3.3	9.03	26,114
111,994	10.21 - 11.99	3.5	11.18	111,994
97,429	12.79 - 13.91	6.8	13.82	58,629
228,415	14.00 - 15.65	5.0	14.88	206,615
7,500	17.10	3.0	17.10	7,500
47,500	19.07	7.1	19.07	19,000

579,363				477,263

All options expire ten years after date of grant and are made available for future grants at expiration.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

14. LEASES
Operating Leases
The Company has entered into non-cancelable operating leases for branch facilities and equipment. These leases have terms from five to thirty years. Rental expense was approximately $1.7 million in 2009, $738,000 in 2008 and $532,000 in 2007 and primarily represents rentals of real estate. The following table presents the future minimum lease payments for the next five years:

2010	$1,507,759
2011	803,441
2012	634,890
2013	541,460
2014	248,632
Thereafter	133,259

Total	$3,869,441

Capital Lease Obligation
The Company leases its Monroe Main office facility, which was acquired from American Community, under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2009 is $2.5 million as the capitalized cost of the Company’s Monroe Main office and accumulated amortization of approximately $54,000 at December 31, 2009.
The following table presents aggregate future minimum lease payments due under this capital lease obligation as of December 31, 2009:

2010	$225,552
2011	225,552
2012	225,552
2013	225,552
2014	226,868
2015-2029	3,882,394

Total minimum lease payments	5,011,470
Less amount representing interest	(2,574,599)

Present value of net minimum lease payments	$2,436,871

15. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

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
The following table presents a summary by type of contract and amount the Bank’s exposure to off-balance sheet risk as of December 31, 2009 and 2008:

	2009	2008
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$284,851,799	$228,345,021
Undisbursed standby letters of credit	9,655,268	6,777,193
Undisbursed portion of construction loans	21,971,644	33,263,609
Commitments to close first mortgages	97,548,000	246,248,000
Commitments to sell first mortgages	97,548,000	245,831,000
16. FAIR VALUE
The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, mortgage servicing rights, interest rate lock commitments and forward sale loan commitments are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held-for-investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to fair value or the lower of cost or market value.
Fair Value Hierarchy
The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, under the Fair Market Value Measurements and Disclosures topic of the FASB Accounting Standards Codification,. These levels are:

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

16. FAIR VALUE (Continued)
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
Interest Rate Locks and Forward Sale Loan Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2008, the amount of fair value was considered immaterial for reporting purposes under the Fair Market Value Measurements and Disclosures topic of the FASB Accounting Standards Codification. At December 31, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(790,608) and $1,020,177, respectively.
Mortgage Servicing Rights
A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3 security.
The following table presents assets and (liabilities) measured at fair value on a recurring basis:

December 31, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities:
U.S. government agencies	$42,894	$-	$42,894	$-
Government sponsored agencies:
Residential mortgage-backed securities	50,884	-	50,884	-
Collateralized mortgage obligations	25,217	-	25,217	-
Private label collateralized mortgage obligations	2,288	-	2,288	-
State and municipal securities	61,378	-	61,378	-
Common and preferred stocks	1,181	1,181	-	-
Interest rate lock commitments	(791)	-	(791)	-
Forward loan sale commitments	1,020	-	1,020	-
Mortgage servicing rights	1,918	-	-	1,918

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

16. FAIR VALUE (Continued)

December 31, 2008 (in thousands)	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities:
U.S. government agencies	$43,650	$-	$43,650	$-
Government sponsored agencies:
Residential mortgage-backed securities	42,941	-	42,941	-
Collateralized mortgage obligations	7,180	-	7,180	-
Private label collateralized mortgage obligations	2,942	-	2,942	-
State and municipal securities	41,077	-	41,077	-
Common and preferred stocks	23	23	-	-
Mortgage servicing rights	1,745	-	-	1,745
The following table presents a rollforward of mortgage servicing rights from December 31, 2008 to December 31, 2009.

	2009	2008
Balance, beginning of period	$1,745,466	$2,000,770
Capitalized	722,290	128,758
Change in fair value	(549,815)	(384,062)

Balance, end of period	$1,917,941	$1,745,466

Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 security. At December 31, 2009 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, the Company’s loans held-for-sale are carried at cost.
Impaired Loans
The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan measured at fair value on a nonrecurring basis as a Level 2 security. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan measured at fair value on a nonrecurring basis as a Level 3 security.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

16. FAIR VALUE (Continued)
Foreclosed real estate
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The current carrying value of OREO at December 31, 2009 is $14,344,599. At December 31, 2008 the carrying value of OREO was $4,017,880.
Goodwill
We perform our annual goodwill impairment assessment on April 30th and October 1st for the banking and Sidus segments, respectively. We also make judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, we typically make various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted-average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning. At September 30, 2009, it was determined that impairment existed in the banking reporting unit and a goodwill impairment charge of $61.6 million was recorded. See additional disclosures and discussions regarding the goodwill impairment in Footnote 22 to the financial statements.
The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned at December 31, 2009	$14,344,599	$-	$-	$14,344,599
Other real estate owned at December 31, 2008	4,017,880	-	-	4,017,880
Impaired loans at December 31, 2009	16,250,456	-	-	16,250,456
Impaired loans at December 31, 2008	4,200,646	-	-	4,200,646
17. REGULATORY REQUIREMENTS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2009, the Company meets all capital adequacy requirements to which it is subject.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

17. REGULATORY REQUIREMENTS (Continued)
As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the Company’s category. Dollar amounts in the table below are in thousands:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Yadkin Valley Bank and Trust
As of December 31, 2009
Total Capital (to risk-weighted assets)	$186,255	10.3%	$145,152	8.0%	$181,440	10.0%
Tier 1 Capital (to risk-weighted assets)	163,217	9.0%	72,577	4.0%	108,864	6.0%
Tier 1 Capital (to average assets)	163,217	8.0%	81,398	4.0%	101,747	5.0%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$129,323	10.1%	$101,430	8.0%	$126,787	10.0%
Tier 1 Capital (to risk-weighted assets)	113,366	8.9%	50,951	4.0%	76,427	6.0%
Tier 1 Capital (to average assets)	113,366	8.0%	56,683	4.0%	70,854	5.0%

Yadkin Valley Financial Corporation
As of December 31, 2009
Total Capital (to risk-weighted assets)	$192,223	10.6%	$145,436	8.0%	$181,794	10.0%
Tier 1 Capital (to risk-weighted assets)	170,225	9.4%	72,718	4.0%	109,077	6.0%
Tier 1 Capital (to average assets)	170,225	8.4%	81,502	4.0%	101,877	5.0%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$131,712	10.2%	$101,317	8.0%	$126,646	10.0%
Tier 1 Capital (to risk-weighted assets)	116,529	9.0%	51,221	4.0%	76,832	6.0%
Tier 1 Capital (to average assets)	116,529	8.1%	46,843	4.0%	71,054	5.0%
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At December 31, 2009 there were no undivided profits available for dividend payments. At December 31, 2008, $48,070,348 was legally available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval.
For the reserve maintenance period in effect at December 31, 2009, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $250,000 on deposit.
The Sidus mortgage banking segment qualifies as a HUD-approved Title II Nonsupervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (HUD). A Title II nonsupervised mortgagee must maintain an adjusted net worth equal to a minimum of $250,000 plus 1% of mortgage volume in excess of $25 million, up to a maximum net worth of $1 million.
Possible penalties related to noncompliance with this minimum net worth requirement includes the revocation of Sidus’ license to issue HUD insured mortgages, which may have a material adverse affect on Sidus’ financial condition and results of operations.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

17. REGULATORY REQUIREMENTS (Continued)
For the years ended December 31, 2009 and 2008, Sidus was required to maintain $1 million in adjusted net worth. As of December 31, 2009 and 2008, Sidus’ adjusted net worth was $18,344,062, and $10,545,095 respectively, which exceeds the required minimum net worth requirements.
18. FINANCIAL INSTRUMENTS
The following table presents a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at December 31:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$92,336	$92,336	$26,023	$26,023
Investment securities	183,841	183,841	137,814	137,814
Loans and loans held-for-sale, net	1,677,538	1,676,845	1,215,143	1,268,837
Accrued interest receivable	7,783	7,783	5,442	5,442
Federal Home Loan Bank stock	10,539	10,539	7,877	7,877
Investment in Bank-owned life insurance	24,454	24,454	23,608	23,608
Forward loan sale commitments	1,020	1,020	-	-
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	$653,358	$653,358	$437,464	$437,464
Time deposits	1,168,394	1,185,405	717,578	734,012
Borrowed funds	123,468	124,947	207,962	207,344
Accrued interest payable	3,015	3,015	3,554	3,554
Interest rate lock commitments	791	791	-	-
The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices and prices obtained from independent pricing services.
For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the fair values as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0%.
The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.
The investment in bank-owned life insurance represents the cash value of the policies at December 31, 2009 and 2008. The rates are adjusted annually thereby minimizing market fluctuations
The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2009 and 2008, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
The fair values of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. The Company’s credit risk is not material to calculation of fair value.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

18. FINANCIAL INSTRUMENTS (Continued)
The carrying values of accrued interest receivable and accrued interest payable approximates fair values due to the short-term duration.
The fair values of forward loan sales commitments and interest rate lock commitments are based on changes in the reference price for similar instruments as quoted by secondary market investors.
19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
During the May 24, 2006 annual meeting, the shareholders approved the formation of the Company whereby each share of the Bank was automatically converted to one share of the Company. The Company’s authorized capital consists of 20,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. As of the conversion date, 10,648,300 common shares and no preferred shares were issued and outstanding. The following table presents condensed financial data for the parent company only:
Condensed Balance Sheets

	2009	2008
Assets:
Cash on deposit with bank subsidiary	$4,119,838	$757,472
Investment in subsidiary	180,513,027	172,869,539
Other investments	2,876,285	1,061,181
Other assets	628,721	2,275,491

Total	$188,137,871	$176,963,683

Liabilities and Shareholders’ Equity:
Dividends payable	$313,748	$1,499,329
Other liabilities	35,558,405	25,820,032
Shareholders’ equity	152,265,718	149,644,322

Total	$188,137,871	$176,963,683

Condensed Results of Operations

	2009	2008	2007
Equity in earnings of subsidiary bank:
Dividends received	$1,657,575	$5,858,681	$6,505,448
Undistributed earnings (loss)	(75,886,101)	(1,169,728)	8,374,106
Income (expenses), net	(828,596)	(822,325)	(191,822)
Net income (loss)	(75,057,122)	3,866,628	14,687,732

Preferred stock dividend and accretion of preferred stock discount	2,435,403	-	-

Net income (loss) to common shareholders	$(77,492,525)	$3,866,628	$14,687,732

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (Continued)
Condensed Statements of Cash Flows

	2009	2008	2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$(75,057,122)	$3,866,628	$14,687,732
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	75,886,101	1,169,728	(8,374,106)
Other-than-temporary impairment of investments	201,057	-	-
Change in other assets	2,577,602	(125,302)	2,653,946
Change in other liabilities	(611,058)	170,817	(2,737,957)

Net cash provided by operating activities	2,996,580	5,081,871	6,229,615

Cash flows from investing activities:
Purchase of investments	(290,636)	(631,650)	(1,051,808)
Maturities, call and repayments of investments	22,443	-	-
Additional investment in bank subsidiary	(45,006,085)	(23,457,642)	-

Net cash used in investing activities	(45,274,278)	(24,089,292)	(1,051,808)

Cash flows from financing activities:
Long-term borrowings	-	-	25,774,000
Issuance of preferred stock and warrants	49,312,000	-	-
Purchases of common stock	-	-	(2,156,889)
Dividends paid	(3,672,055)	(5,985,711)	(5,303,782)
Proceeds from exercise of stock options	119	622,763	567,382

Net cash provided (used) by financing activities	45,640,064	(5,362,948)	18,880,711

Net increase (decrease) in cash	3,362,366	(24,370,369)	24,058,518
Cash at beginning of year	757,472	25,127,841	1,069,323

Cash at end of year	$4,119,838	$757,472	$25,127,841

20. BUSINESS SEGMENT INFORMATION
The Company has three reportable business segments, the Bank, Sidus, and other. The Bank encompasses the five regional banks, Yadkin Valley Bank and Trust, Piedmont Bank, High Country Bank, Cardinal State Bank, and American Community Bank. Sidus Financial, LLC (“Sidus”) was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Pennsylvania, Maine, Tennessee, Massachusetts, Vermont, Connecticut, New Hampshire and Rhode Island. The other segment consist of the Holding Company and also includes the eliminations necessary to accurately report each segment’s operations.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

20. BUSINESS SEGMENT INFORMATION (Continued)
The following table presents the results of operations for the twelve months of 2009, 2008 and 2007 for the Bank and Sidus using the acquisition method of accounting.

December 31, 2009	Bank	Sidus	Other	Total

Interest income	$91,834,269	$3,708,443	$-	$95,542,712
Interest expense	30,628,050	351,195	851,906	31,831,151

Net interest income	61,206,219	3,357,248	(851,906)	63,711,561

Provision for loan losses	48,365,950	73,132	-	48,439,082

Net interest income (loss) after provision for loan losses	12,840,269	3,284,116	(851,906)	15,272,479
Other income	10,626,956	13,575,292	640,886	24,843,134
Other expense	52,915,336	8,949,756	617,576	62,482,668
Goodwill impairment	61,565,768	-	-	61,565,768

Income (loss) before income taxes (benefit)	(91,013,879)	7,909,652	(828,596)	(83,932,823)
Income taxes (benefit)	(8,875,701)	-	-	(8,875,701)

Net income(loss)	$(82,138,178)	$7,909,652	$(828,596)	$(75,057,122)

Total assets	$2,228,576,130	$61,313,744	$(176,277,907)	$2,113,611,967
Net loans	1,627,823,177	-	-	1,627,823,177
Loans held for sale	-	49,715,431	-	49,715,431
Goodwill	-	4,943,872	-	4,943,872

December 31, 2008
Interest income	$71,996,715	$2,529,959	$-	$74,526,674
Interest expense	32,467,837	873,032	1,195,385	34,536,254

Net interest income	39,528,878	1,656,927	(1,195,385)	39,990,420
Provision for loan losses	11,109,183	-	-	11,109,183

Net interest income (loss) after provision for loan losses	28,419,695	1,656,927	(1,195,385)	28,881,237
Net loss on investment securities	(1,015,694)	-	-	(1,015,694)
Other income	8,450,833	7,518,451	910,907	16,880,191
Other expense	32,713,349	6,386,480	537,874	39,637,703

Income (loss) before income taxes (benefit)	3,141,485	2,788,898	(822,352)	5,108,031

Income taxes (benefit)	1,241,403	-	-	1,241,403

Net income(loss)	$1,900,082	$2,788,898	$(822,352)	$3,866,628

Total assets	$1,555,684,328	$54,153,215	$(85,549,522)	$1,524,288,021
Net loans	1,165,213,714	-	-	1,165,213,714
Loans held for sale	172,000	49,757,375	-	49,929,375
Goodwill	48,559,015	4,943,872	-	53,502,887

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

20. BUSINESS SEGMENT INFORMATION (Continued)

December 31, 2007	Bank	Sidus	Other	Total

Interest income	$72,710,866	$2,481,984	$-	$75,192,850
Interest expense	31,259,750	1,972,077	68,909	33,300,736

Net interest income	41,451,116	509,907	(68,909)	41,892,114

Provision for loan losses	2,488,620	-	-	2,488,620
Net interest income (loss) after provision for loan losses	38,962,496	509,907	(68,909)	39,403,494
Other income	9,557,474	5,882,495	4,190	15,444,159
Other expense	27,926,428	4,905,514	127,161	32,959,103

Income (loss) before income taxes (benefit)	20,593,542	1,486,888	(191,880)	21,888,550
Income taxes (benefit)	7,200,818	-	-	7,200,818

Net income(loss)	$13,392,724	$1,486,888	$(191,880)	$14,687,732

Total assets	$1,214,088,722	$60,102,587	$(63,114,068)	$1,211,077,241
Net loans	886,307,501	-	-	886,307,501
Loans held for sale	-	52,753,907	-	52,753,907
Goodwill	28,026,028	4,943,872	-	32,969,900

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents unaudited, summarized quarterly data for the years ended December 31, 2009 and 2008:

	Three Months Ended
2009	December 31	September 30	June 30	March 31
	(in thousands)
Interest income	$25,482	$26,637	$25,823	$17,600
Interest expense	7,620	8,256	8,269	7,686

Net interest income	17,862	18,381	17,554	9,914
Provision for loan losses	3,146	18,285	16,458	10,550

Net interest income (loss) after provision for loan losses	14,716	96	1,096	(636)
Other income	6,312	5,678	7,719	5,134
Other expense	14,482	17,182	19,164	11,654
Goodwill impairment	-	61,566	-	-

Income (loss) before income taxes (benefit)	6,546	(72,974)	(10,349)	(7,156)
Income taxes (benefit)	2,629	(4,716)	(3,795)	(2,994)

Net income(loss)	$3,917	$(68,258)	$(6,554)	$(4,162)

Net income (loss) per common share- basic	$0.20	$(4.28)	$(0.46)	$(0.40)
Net income (loss) per common share- diluted	$0.20	$(4.28)	$(0.46)	$(0.40)

2008
Interest income	$18,084	$19,438	$19,101	$17,903
Interest expense	8,449	8,813	8,728	8,546

Net interest income	9,635	10,625	10,373	9,357
Provision for loan losses	7,617	1,334	1,708	450

Net interest income (loss) after provision for loan losses	2,018	9,291	8,665	8,907
Net gain (loss) on investment securities	(80)	(966)	(6)	-
Other income	4,547	4,023	4,053	3,929
Other expense	10,718	9,760	10,153	8,643

Income (loss) before income taxes (benefit)	(4,233)	2,588	2,559	4,193

Income taxes (benefit)	(1,666)	795	832	1,279

Net income(loss)	$(2,567)	$1,793	$1,727	$2,914

Net income (loss) per common share- basic	$(0.22)	$0.16	$0.19	$0.28
Net income (loss) per common share- diluted	$(0.22)	$0.15	$0.19	$0.27
22. GOODWILL
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.
In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the reporting units (Bank reporting unit and Sidus reporting unit) was developed using the income, tangible book value, and market approaches to value each reporting unit. The income approach consists of

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

22. GOODWILL (Continued)
discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the reporting units. The significant inputs to the income approach include the multiple of earnings at 19.835 derived from recent acquisitions, an annual discount rate of 16% representing investors’ estimated long-term required rate of return, and projected long-term earnings for the reporting units. This compares to multiple of earnings at 22.85 and an annual discount rate of 14% as of April 30, 2009. Significant inputs to the tangible book value approach include a multiple of long-term book value of 1.146 derived from recent acquisitions, an annual discount rate of 16% consistent with investors’ expectations, and long-term tangible book values for the reporting units as compared to a multiple of long-term book value of 2.02 and an annual discount rate of 14% as of April 30, 2009. The market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.
The valuation has declined over the last six months as investors have demanded a higher return for equity investments in the financial institutions due to sustained weakness in the industry. Earnings multiples have declined and discount rates have increased as discussed in the paragraph above. These industry trends coupled with lower cash flow projections by the Bank have resulted in management reducing its internal valuations. The lower valuations have resulted in goodwill impairment.
We updated our Step 1 goodwill impairment testing as of September 30, 2009. Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Bank reporting unit’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with accounting for Intangibles- Goodwill and other. The Step 2 analysis included a determination of the fair value of net assets that was compared with the fair value of the reporting units as determined in Step 1. Assumptions included in the fair value of net assets included current market rates for loans, deposits, and other borrowings. Based on the Step 2 analysis, it was determined that the Bank’s fair value did not support the goodwill recorded; therefore, the Company has recorded a $61.6 million goodwill impairment charge to write-off all of its goodwill at the Bank reporting unit as of September 30, 2009. This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of income. Step 2 analyses performed on the Sidus reporting unit indicated that the fair value did support goodwill recorded; therefore, no impairment charge was taken.
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
The following table presents changes in the carrying amount of goodwill for the year ended December 31, 2009:

	Banking Segment	Sidus Segment	Total
Balance as of December 31, 2008
Goodwill	$48,559,015	$4,943,872	$53,502,887
Goodwill acquired during the year	13,006,753	-	13,006,753
Impairment losses	(61,565,768)	-	(61,565,768)

	$-	$4,943,872	$4,943,872

Accumulated impairment losses	$(61,565,768)	$-	$(61,565,768)
23. DERIVATIVES
The Company is exposed to certain risks relating to its ongoing mortgage origination business. Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

23. DERIVATIVES (Continued)
instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments and forward-loan-sales commitments are based on current secondary market pricing and included on the balance sheet in the loans held for sale and on the income statement in gain on sale of mortgages. The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement.
At December 31, 2009, Sidus had $97.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $147.2 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $(790,608). The fair value of the forward sales commitments recorded in assets was $1,020,177. Recognition of losses related to the change in fair value of the interest rate lock commitments were $19,609 for the year ended December 31, 2009, and are included in other income.
24. LEGAL PROCEEDINGS
In the course of ordinary business, the Company may, from time to time, be named a party to legal actions and proceedings. In accordance with GAAP the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The Company was the defendant in a suit for damages in excess of $850,000 for 3.99 years of severance, continued benefits and fringe benefits by two former employees who alleged breach of contract. In addition, the plaintiffs sought liquidated damages and costs (including reimbursement for reasonable attorney fees) under their wage and hour claims. They also asserted that non-compete provisions of the employment agreements did not apply to their separation. Both plaintiffs filed for judgment on the pleadings in state court and prevailed. The Company appealed the orders to the North Carolina Court of Appeals before the trial court had determined damages. Plaintiffs prevailed before the Court of Appeals and the Company’s further appeal to the North Carolina Supreme Court was denied. The Supreme Court remanded the case to the trial court for a determination of damages. On July 9, 2009, the case was settled by confidential agreement of the parties. The full amount of the settlement had been reserved in prior periods and no additional expenses were recorded in 2009.
There are no other material pending legal proceedings to which we are a party or of which any of our properties are the subject.
25. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM AND PRIVATE PLACEMENT OF COMMON STOCK
On January 16, 2009, the Company issued 36,000 shares of senior preferred stock, each with a liquidation preference of $1,000 per share, to the Treasury for $36 million pursuant to the Capital Purchase Program (“CPP”). Additionally, the Company issued warrants to purchase up to 385,990 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrant has an exercise price of $13.99 per share, is immediately exercisable and expires 10 years from the date of issuance. Proceeds from this sale of preferred stock were used for general corporate purposes, including supporting the continued growth and lending in the communities served by the Bank. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.
In order to determine the relative value of the preferred stock, the present value of the preferred stock cash flows, using a discount rate of 14%, was calculated as $18.2 million. The following table shows the determination of the value attributed to the proceeds of $36 million received for the preferred stock and warrant based on the relative values of each.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009, 2008 and 2007

25. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM AND PRIVATE PLACEMENT OF COMMON STOCK (Continued)
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
Under the CPP, the Company issued an additional $13.3 million in Cumulative Perpetual Preferred Stock, Series T-ACB, on July 24, 2009. In addition, the Company issued warrants to the Treasury to purchase 273,534 shares of the Company’s common stock at an exercise price of $7.30 per share. These warrants are immediately exercisable and expire 10 years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.
Relative Value Calculation

	Fair Value		Relative Value
	(in millions)	Relative Value (%)	(in millions)
NPV of Preferred (14% discount)	$6.7	85.9%	$11.4
Fair Value of warrants (Black Scholes)	1.1	14.1%	1.9

Total	$7.8	100.0%	$13.3

These common stock warrants have been assigned a fair value of $3.97 per share, or $1.1 million in aggregate as of July 24, 2009. Using a relative fair value allocation approach, $1.9 million was recorded as a discount on the preferred stock and will be accreted as a reduction in the net income available for common shareholders over the next five years at $300,000 to $400,000 per year.
As a condition of the CPP, the Company must obtain consent from the U.S. Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the June 30, 2009 quarterly amount. Furthermore, the Company has agreed to certain restrictions on executive compensation. Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Remediation of Prior Year Material Weaknesses
As disclosed in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2008, management identified material weaknesses (“Material Weaknesses”) in our internal control over financial reporting. Throughout 2009, we designed and implemented a remediation plan (“Remediation Plan”) to remedy the deficiencies in the control environment. As described in our Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, we took the following actions to remediate the Material Weaknesses:
•	We emphasized the importance of following existing procedures for underwriting, lien perfection, and documentation for new and existing loans.

•
We emphasized the importance of accurate risk grades on loans and developed our Credit Risk Review with our Regional Credit Officer staff to ensure proper grading of loans at origination, as well as throughout the life of the loan. Lenders and loan operations personnel are now required to assign risk grades to loans upon origination. Periodic reviews of risk grades has been implemented to ensure that changes are made as warranted due to the changes in the condition of the borrower, the collateral, or general economic conditions. The controls over pre-and post origination review of loans in loan operations have been strengthened to ensure the accuracy and completeness of loan data, including assignment of risk grades. Our Credit Risk Review now performs periodic risk grades reviews on selected loans to ensure risk grading accuracy.

•
We developed a formal procedure for recommending and approving any changes to the allowance for loan loss model to ensure that such changes are appropriate. Procedures and controls over accuracy and completeness of impaired loan data including the specific allowances for probable losses were documented and implemented during the fourth quarter of 2009.

•
We strengthened current lending and credit administration policies and procedures, and revised them as necessary to develop and implement policies and procedures that will promote a culture that expects reliability and integrity of data.

•
We enhanced financial reporting resources by adding personnel. In addition, we reviewed the staffing and technology resources that are needed to support accurate, complete, and timely financial reporting according to generally accepted accounting principles. Process enhancements and personnel responsible for both preparation and review were added during the third quarter of 2009.

All of the steps identified in the Remediation Plan have been implemented as of December 31, 2009 and we have remediated the prior year material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those mentioned above in the remediation of our prior year material weaknesses.
March 5, 2010

/s/ William A. Long	/s/ Jan H. Hollar

William A. Long	Jan H. Hollar
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited Yadkin Valley Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Yadkin Valley Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Valley Financial Corporation and subsidiaries as of and for the year ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.
Charlotte, North Carolina
March 5, 2010

Item 9B —Other Information
None.
PART III
Item 10 — Directors and Executive Officers and Corporate Governance
The information required by this item appears under the captions “Corporate Governance”, “Executive Compensation and Other Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Yadkin’s proxy statement for its 2010 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
Item 11 — Executive Compensation
The information required by this Item 11 appears under the caption “Proposal No. 1 — Election of Directors” and under the caption “Executive Compensation and Other Information” and “Summary Compensation Table” of the Proxy Statement, and is incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 regarding the security ownership of certain beneficial owners and management is included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which section is incorporated herein by reference.
The following table sets forth equity compensation plan information at December 31, 2009.

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	579,362	13.26	197,853
Equity compensation plans not approved by shareholders	NA	NA	NA

Total	579,362	$13.26	197,853

A description of Yadkin’s equity compensation plans is presented in Note 12 to the accompanying consolidated financial statements.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is included in the sections captioned “Corporate Governance”, “Proposal No. 1: Election of Directors”, “Family Relationships” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement, which sections are incorporated by reference.
Item 14 — Principal Accounting Fees and Services
The information required by this Item 14 is included in the section captioned “Independent Registered Public Accounting Firm” of the Proxy Statement, which section is incorporated herein by reference.

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

Exhibit 3.4
Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T-ACB Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 27, 2009)

Exhibit 4.1:	Specimen certificate for Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006)

Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009)

Exhibit 4.3	Form of Series T-ACB Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed July 27, 2009)

Exhibit 4.4	Warrant to Purchase up to 385,990 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2009)

Exhibit 4.5	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2009)

Exhibit 10.1	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006*

Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006*

Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006 *

Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.5	Amended and Restated Employment Agreement with William A. Long (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit 10.6	Amended and Restated Employment Agreement with Edwin E. Laws (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit 10.7	Amended and Restated Employment Agreement with Stephen S. Robinson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit 10.8	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit 10.9
Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2009)

Exhibit 10.10
Form of Waiver, executed by each of Messrs. John M. Brubaker, Joe K. Johnson, Edwin E. Laws, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Steven S. Robinson, and Joseph H. Towell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 20, 2009)*

Exhibit 10.11
Form of Letter Agreement, executed by each of Messrs. John M. Brubaker, Joe K. Johnson, Edwin E. Laws, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Steven S. Robinson, and Joseph H. Towell with the Company (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 20, 2009)*

Exhibit 10.12
Letter Agreement, dated July 24, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 27, 2009).

Exhibit 10.13	ARRA Side Letter Agreement, dated July 24, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 27, 2009)

Exhibit 10.14
Form of Waiver, executed by each of Messrs. John M. Brubaker, Edwin E. Laws, William A. Long, John W. Mallard, and Steven S. Robinson (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 27, 2009)*

Exhibit 10.15
Form of Letter Amendment, executed by each of Messrs. John M. Brubaker, Edwin E. Laws, William A. Long, John W. Mallard, Jr., and Steven S. Robinson with the Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 27, 2009)*

Exhibit 10.16	2008 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 4 to the Form S-8 filed on September 5, 2008).*

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Rule

Exhibit 32:	Section 1350 Certification

Exhibit 99.1	TARP Certification of Chief Executive Officer

Exhibit 99.2	TARP Certification of Financial Officer

*	Management contract or compensatory plan or arrangement
Copies of exhibits are available upon written request to Corporate Secretary, Yadkin Valley Financial Corporation, P.O. Drawer 888, Elkin, North Carolina 28621.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/ William A. Long	Date: March 5, 2010
William A. Long
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: March 5, 2010

Jan H. Hollar
Executive Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Long	Date: March 5, 2010
William A. Long
President, Chief Executive Officer, and Director

/s/ Ralph L. Bentley	Date: March 5, 2010
Ralph L. Bentley
Director

/s/ J. T. Alexander, Jr..	Date: March 5, 2010
J.T. Alexander, Jr.
Director

/s/ Nolan G. Brown	Date: March 5, 2010
Nolan G. Brown
Director

/s/ Harry M. Davis	Date: March 5, 2010
Harry M. Davis
Director

/s/ Thomas J. Hall	Date: March 5, 2010
Thomas J. Hall
Director

/s/ James A. Harrell, Jr.	Date: March 5, 2010
James A. Harrell, Jr.
Director

/s/ Larry S. Helms	Date: March 5, 2010
Larry S. Helms
Director

/s/ Dan W. Hill, III	Date: March 5, 2010
Dan W. Hill, III
Director

/s/ Randy P. Helton	Date: March 5, 2010
Randy P. Helton
Director

/s/ Jan H. Hollar	Date: March 5, 2010
Jan H. Hollar
Executive Vice President and Chief Financial Officer

/s/ Peter A. Pappas	Date: March 5, 2010
Peter A. Pappas
Director

/s/ James L. Poindexter	Date: March 5, 2010
James L. Poindexter
Director

/s/ Morris L. Shambley	Date: March 5, 2010
Morris L. Shambley
Director

/s / Alison J. Smith	Date: March 5, 2010
Alison J. Smith
Director

/s / James N. Smoak	Date: March 5, 2010

James N. Smoak
Director

/s/ Harry C. Spell	Date: March 5, 2010
Harry C. Spell
Director

/s/ C. Kenneth Wilcox	Date: March 5, 2010
C. Kenneth Wilcox
Director