Form 10-Q
period 2010-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2010-05-04
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☐
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
Yes ☐ No ☐
Common shares outstanding as of May 4, 2010, par value $1.00 per share, were 16,134,640.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2010 and 2009
Yadkin Valley Financial Corporation1
Form 10-Q Quarterly Report March 31, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Three Months Ended March 31, 2010 and 2009

	March 31,	December 31,*
	2010	2009
ASSETS	(Amounts in thousands, except share data)
Cash and due from banks	$27,002	$89,668
Federal funds sold	8	93
Interest-bearing deposits	208,727	2,576
Securities available-for-sale at fair value (amortized cost $167,925 in 2010 and $179,143 in 2009)	173,196	183,841
Gross loans	1,656,031	1,676,448
Less: allowance for loan losses	45,399	48,625

Net loans	1,610,632	1,627,823

Loans held-for-sale	24,308	49,715
Accrued interest receivable	7,866	7,783
Premises and equipment, net	44,075	43,642
Foreclosed real estate	16,656	14,345
Federal Home Loan Bank stock, at cost	10,539	10,539
Investment in bank-owned life insurance	24,660	24,454
Goodwill	4,944	4,944
Core deposit intangible (net of accumulated amortization of $6,669 in 2010 and $6,335 in 2009)
	5,852	6,186
Other assets	44,647	48,003

Total Assets	$2,203,112	$2,113,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$211,272	$207,850
Interest-bearing deposits:
NOW, savings and money market accounts	455,189	445,508
Time certificates:
$100,000 or more	529,253	560,825
Other	713,351	607,569

Total Deposits	1,909,065	1,821,752

Short-term borrowings	49,601	44,467
Long-term borrowings	76,999	79,000
Capital lease obligations	2,429	2,437
Accrued interest payable	3,437	3,015
Other liabilities	8,645	10,675

Total Liabilities	2,050,176	1,961,346

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 49,312 issued and outstanding in 2010, 49,312 shares issued and outstanding in 2009	46,307	46,152
Common stock, $1 par value, 20,000,000 shares authorized; 16,134,640 issued and outstanding in 2010 and 16,129,640 issued and outstanding in 2009	16,135	16,130
Warrants	3,581	3,581
Surplus	114,588	114,574
Retained earnings (accumulated deficit)	(30,937)	(31,080)
Accumulated other comprehensive income	3,262	2,909

Total Shareholders’ Equity	152,936	152,266

Total Liabilities and Shareholders’ Equity	$2,203,112	$2,113,612

*	Derived from audited financial statements
See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands,
	except per share data)
INTEREST INCOME:
Interest and fees on loans	$22,958	$16,028
Interest on federal funds sold	—	1
Interest and dividends on securities:
Taxable	1,209	1,175
Non-taxable	562	385
Interest-bearing deposits	61	11

TOTAL INTEREST INCOME	24,790	17,600

INTEREST EXPENSE
Time deposits of $100,000 or more	3,361	3,101
Other time and savings deposits	4,055	3,960
Borrowed funds	567	625

TOTAL INTEREST EXPENSE	7,983	7,686

NET INTEREST INCOME	16,807	9,914
PROVISION FOR LOAN LOSSES	4,384	10,550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,423	(636)

NON-INTEREST INCOME:
Service charges on deposit accounts	1,437	1,047
Other service fees	841	1,065
Net gain on sales and fees of mortgage loans	1,334	3,199
Gain on sale of available-for-sale securities	44	—
Income on investment in bank-owned life insurance	207	231
Mortgage banking income (loss)	56	(307)
Other than temporary impairment of securities	(205)	(179)
Other income	66	50

TOTAL NON-INTEREST INCOME	3,780	5,106

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,663	5,627
Occupancy and equipment expense	1,966	1,327
Printing and supplies	274	232
Data processing	313	133
Amortization of core deposit intangible	334	225
Communications expense	459	323
Advertising expense	178	376
FDIC assessment expense	830	662
Loan collection fees	272	64
Net loss on other real estate owned	796	13
Other expenses	2,447	2,645

TOTAL NON-INTEREST EXPENSES	14,532	11,627

INCOME (LOSS) BEFORE INCOME TAXES	1,671	(7,157)
INCOME TAX EXPENSE (BENEFIT)	757	(2,994)

NET INCOME (LOSS)	914	(4,163)

Preferred stock dividend and accretion of preferred stock discount	771	445

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$143	$(4,608)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.40)
Diluted	$0.01	$(0.40)
CASH DIVIDENDS PER COMMON SHARE	$—	$0.06
See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
NET INCOME (LOSS)	$914	$(4,163)

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	616	(477)
Tax effect	(236)	184

Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	380	(293)

Reclassification adjustment for realized gains	(44)	—
Tax effect	17	—

Reclassification adjustment for realized gains,
net of tax amount	(27)	—

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	353	(293)

COMPREHENSIVE INCOME (LOSS)	$1,267	$(4,456)

See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2010 and 2009

						Retained	Accumulated
						earnings	other	Total
	Common Stock		Preferred			(accumulated	comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Surplus	deficit)	income (loss)	equity
			(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2008	11,536,500	11,537	—	—	88,030	48,070	2,007	149,644

Net loss	—	—	—	—	—	(4,163)	—	(4,163)
Preferred stock issued	—	—	36,000	—	—	—	—	36,000
Preferred stock discount	—	—	(1,731)	—	—	—	—	(1,731)
Warrants issued	—	—	—	1,731	—	—	—	1,731
Discount accretion on preferred stock	—	—	77	—	—	(77)	—	—
Stock option compensation	—	—	—	—	19	—	—	19
Cash dividends declared	—	—	—	—	—	(692)	—	(692)
Preferred stock dividends	—	—	—	—	—	(445)	—	(445)
Other comprehensive income	—	—	—	—	—	—	(293)	(293)

BALANCE, MARCH 31, 2009	11,536,500	11,537	34,346	1,731	88,049	42,693	1,714	180,070

BALANCE, DECEMBER 31, 2009	16,129,640	16,130	46,152	3,581	114,574	(31,080)	2,909	152,266

Net income	—	—	—	—	—	914	—	914
Restricted stock issued	5,000	5	—	—	(5)	—	—	—
Discount accretion on preferred stock	—	—	155	—	—	(155)	—	—
Stock option compensation:
stock options	—	—	—	—	19	—	—	19
restricted stock	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(616)	—	(616)
Other comprehensive income	—	—	—	—	—	—	353	353

BALANCE, MARCH 31, 2010	16,134,640	$16,135	$46,307	$3,581	$114,588	$(30,937)	$3,262	$152,936

See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$914	$(4,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization (accretion) of premiums on investment securities	192	(6)
Provision for loan losses	4,384	10,550
Net gain on sales of mortgage loans	(1,334)	(3,199)
Other than temporary impairment of investments	205	179
Increase in cash surrender value of life insurance	(207)	(231)
Depreciation and amortization	766	548
Loss on sale of premises and equipment	8	—
Net loss on other real estate owned	796	13
Gain on sale of available-for-sale securities	(44)	—
Amortization of core deposit intangible	334	225
Deferred tax provision	4,537	216
Stock based compensation expense	20	19
Originations of mortgage loans held-for-sale	(171,956)	(563,540)
Proceeds from sales of mortgage loans	198,698	436,604
Decrease in capital lease obligations	8	—
(Increase) decrease in accrued interest receivable	(83)	166
Increase in other assets	(1,605)	(5,642)
Increase (decrease) in accrued interest payable	422	(380)
Increase (decrease) in other liabilities	(2,046)	5,083

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	34,009	(123,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(8,727)
Proceeds from sales of available-for-sale securities	154	10,885
Proceeds from maturities of available-for-sale securities	10,916	2,575
Net increase in loans	7,923	2,319
Purchases of premises and equipment	(1,208)	(1,574)
Purchase of Federal Home Loan Bank stock	—	(2,025)
Proceeds from redemption of Federal Home Loan Bank stock	—	1,643
Proceeds from the sale of foreclosed real estate	1,776	544

NET CASH PROVIDED BY INVESTING ACTIVITIES	19,561	5,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	$13,103	$19,897
Net increase in time certificates	74,210	76,900
Net increase (decrease) in borrowed funds	3,133	(18,803)
Dividends paid	(616)	(1,644)
Proceeds from the issuance of preferred stock and warrants	—	36,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,830	112,350

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	143,400	(5,568)

CASH AND CASH EQUIVALENTS:
Beginning of year	92,337	26,022

End of year	$235,737	$20,454

See notes to consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Company acquired American Community Bancshares Inc. (“American Community”), on April 17, 2009. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010. Operating results, for the three months ended March 31, 2010, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.
2. New Accounting Standards
Recently Adopted Accounting Standards
In the first quarter of 2010, additional guidance was issued under the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification requiring disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations; however, it did result in additional disclosures. See Note 10 for the related fair value disclosures.
In June 2009, the FASB issued an update to the accounting standards for transfers and servicing of financial assets which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.
In June 2009, the FASB issued an update to the accounting standards for consolidation which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. This update for consolidations is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-

consolidated Variable Interest Entities). The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.
3. Stock-based Compensation
During the three months ended March 31, 2010 and 2009, 21,200 and 21,200 options were vested, respectively. At March 31, 2010, there were 80,900 options unvested and no shares available for future grants of options other than shares available under the Omnibus Plan.
During the first quarter of 2010, there were 5,000 shares of restricted stock granted at a fair value of $3.71 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. All 5,000 shares of restricted stock are nonvested as of March 31, 2010. During the first quarter of 2009, there were no options or shares granted.
The compensation expense related to options and restricted shares was $19,750 for the three-month period ending March 31, 2010 and $19,114 for the three-month period ending March 31, 2009. As of March 31, 2010, there was $214,151 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.9 years.
There were no options exercised during the three months ended March 31, 2010 and 2009.

4. Investment Securities
Investment securities at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,997	$66	$—	$5,063
After 1 but within 5 years	16,358	505	—	16,863
After 5 but within 10 years	17,244	586	—	17,830

	38,599	1,157	—	39,756

Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	535	3	—	538
After 1 but within 5 years	3,016	59	5	3,070
After 5 but within 10 years	7,037	434	—	7,471
After 10 years	34,606	1,728	3	36,331

	45,194	2,224	8	47,410

Collateralized mortgage obligations due:
After 5 but within 10 years	4,319	122	—	4,441
After 10 years	18,313	601	10	18,904

	22,632	723	10	23,345

Private label collateralized mortgage obligations due:
After 10 years	2,375	10	330	2,055

	2,375	10	330	2,055

State and municipal securities due:
Within 1 year	5,345	28	—	5,373
After 1 but within 5 years	13,474	494	—	13,968
After 5 but within 10 years	16,047	530	9	16,568
After 10 years	23,251	543	129	23,665

	58,117	1,595	138	59,574

Common and preferred stocks due:
After 10 years	1,008	48	—	1,056

	1,008	48	—	1,056

Total available-for-sale securities	$167,925	$5,757	$486	$173,196

	December 31, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,996	$124	$—	$5,120
After 1 but within 5 years	19,364	502	—	19,866
After 5 but within 10 years	17,506	451	49	17,908

	41,866	1,077	49	42,894

Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	765	7	—	772
After 1 but within 5 years	3,198	45	5	3,238
After 5 but within 10 years	7,704	376	—	8,080
After 10 years	37,237	1,560	4	38,793

	48,904	1,988	9	50,883

Collateralized mortgage obligations due:
After 5 but within 10 years	4,930	126	—	5,056
After 10 years	19,621	551	10	20,162

	24,551	677	10	25,218

Private label collateralized mortgage obligations due:
After 10 years	2,652	1	366	2,287

	2,652	1	366	2,287

State and municipal securities due:
Within 1 year	5,725	55	—	5,780
After 1 but within 5 years	14,016	488	—	14,504
After 5 but within 10 years	15,273	394	16	15,651
After 10 years	25,038	547	142	25,443

	60,052	1,484	158	61,378

Common and preferred stocks:
After 10 years	1,118	68	5	1,181

	1,118	68	5	1,181

Total available-for-sale securities	$179,143	$5,295	$597	$183,841

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At March 31, 2010, $47.4 million of the Bank’s mortgage-backed securities were pass-through securities and $25.4 million were collateralized mortgage obligations. At December 31, 2009, $50.9 million of the Bank’s mortgage-backed securities were pass-

through securities and $27.5 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.
Gross realized gains on the sale of securities for the three months ended March 31, 2010 were $43,999. There were no gross realized gains or losses on sale of securities for the three months ended March 31, 2009.
Investment securities with carrying values of approximately $112,490,039 and $103,074,382 at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. Securities that have been in a loss position for twelve months or more at March 31, 2010 include one mortgage-backed security, three municipal securities and one private label collateralized mortgage obligation. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2009 include one mortgage-backed security, three municipal securities and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired (“OTTI”). It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost bases.
If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement. For the quarter ended March 31, 2010 and 2009, there were no securities available-for-sale deemed to be OTTI.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
March 31, 2010			(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Mortgage-backed securities	$25	$5	$141	$3	$166	$8
Collateralized mortgage obligations	254	10	—	—	254	10
Private label collateralized mortgage obligations	—	—	2,584	330	2,584	330
State and municipal securities	7,207	93	1,049	45	8,256	138
Common and preferred stocks	—	—	7	—	7	—

Total temporarily impaired securities	$7,486	$108	$3,781	$378	$11,267	$486

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2009			(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,201	$49	$—	$—	$4,201	$49
Government sponsored agencies:
Residential mortgage-backed securities	29	5	142	4	172	9
Collateralized mortgage obligation	285	10	—	—	285	10
Private label collateralized mortgage obligations	—	—	1,758	366	1,758	366
State and municipal securities	6,545	113	1,049	45	7,594	158
Common and preferred stocks, and other	16	3	5	2	21	5

Total temporarily impaired securities	$11,076	$180	$2,954	$417	$14,031	$597

The aggregate cost of the Company’s cost method investments totaled $12,903,063 at March 31, 2010 and $14,107,329 at December 31, 2009. Cost method investments at March 31, 2010 include $10,539,400 in FHLB stock and $2,363,663 of investments in various trust and financial companies, which are included in other assets. All equity investments were evaluated for impairment at March 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions. The Company’s investment in a financial services company was considered to be other than temporarily impaired and $27,925 was charged off in the first quarter of 2010. In addition, the Company’s investment in a local community bank was considered to be other than temporarily impaired and $175,697 was charged off in the first quarter of 2010. During the first quarter of 2009, the Company’s investment in Silverton Financial Services and the Company’s investment in a financial services company were considered to be other than temporarily impaired and $151,722 and $27,771 were charged off, respectively, in the first quarter of 2009.
5. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2010, the Company had commitments outstanding of $322.5 million for additional loan amounts. Commitments of Sidus, the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $6.9 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At March 31, 2010, Sidus had $103.9 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $127.3 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 8 for additional disclosures on these derivative financial instruments.

6. Earnings Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the quarter ended March 31, 2010 excludes 5,000 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended
	March 31,
	2010	2009
Basic EPS denominator:

Weighted average number of common shares outstanding	16,129,640	11,536,500

Dilutive effect arising from assumed exercise of stock options	—	—

Diluted EPS denominator	16,129,640	11,536,500
For the three months ended March 31, 2010 and 2009, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter ended March 31, 2010, there were 578,962 stock options outstanding to purchase shares of the Company’s common stock not considered dilutive at a price range of $3.84 to $19.07 per share. During the quarter ended March 31, 2009, 389,023 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $8.17 per share. These non-dilutive shares had exercise prices ranging from $8.66 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months ended March 31, 2009 due to the Company’s loss position for those periods.
7. Shareholders’ Equity
On March 19, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share to all common shareholders of record on April 3, 2009, and payable April 24, 2009. The dividend reduced shareholders’ equity by $692,190. There were no cash dividends paid to common shareholders during the quarter ended March 31, 2010.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”). The Company did not repurchase any common shares during the first three months of 2010 or 2009. There were no 2008 purchase plans or repurchases in 2008. Under the 2007 plan, the Company repurchased a total of 71,281 common shares at an average price of $17.10 per share during 2007. There are 28,719 common shares available to purchase under the 2007 plan at March 31, 2010. However, the Company will be subject to restrictions on share repurchases for so long as it remains a participant in the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program. Generally, the Company must obtain Treasury’s consent for any repurchases that would be made prior to July 24, 2012 (the third anniversary of the second of the Company’s two issuances of securities under this program), and the Company will be prohibited from making any repurchases at any time that it is delinquent in making dividend payments on the Treasury preferred stock.
8. Derivatives
The Company is exposed to certain risks relating to its ongoing mortgage origination business. Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments and forward-loan-sales commitments are based on current secondary market pricing and included on the balance sheet in loans held-for-sale and on the income statement in gain on sale of mortgages. The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement.
At March 31, 2010, Sidus had $103.9 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $127.3 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $(20,801). The fair value of the forward sales commitments recorded in assets was $257,081. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $82,559 and $6,711, respectively, for the three months ended March 31, 2010, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $216,265 and $236,880 respectively, for the three months ended March 31, 2009. At December 31, 2009, Sidus had $97.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $147.2 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $(790,608). The fair value of the forward sales commitments recorded in assets was $1,020,177. Recognition of losses related to the change in fair value of the interest rate lock commitments were $19,609 for the year ended December 31, 2009, and are included in other income.
9. Allowance for Loan Losses
The Company calculated an allowance for loan losses of $45.4 million at March 31, 2010 as compared to $48.6 million at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.
Out of the $45.4 million in total allowance for loans losses at March 31, 2010, the specific allowance for impaired loans accounted for $12.8 million, up from $11.0 million at year end. The remaining general allowance, $32.6 million, was attributed to performing loans and was down from $37.6 million at year end. The decrease in the general allowance was driven primarily by a decrease in substandard and watch loans of $17.9 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated. In addition, qualitative factors assessed on classified loans decreased as improvements were made in the calculation of potential losses related to classified loans. Beginning in the first quarter of 2010, multiple data points were made to incorporate twelve month averages of default trends and historical charge-offs. The use of twelve month average data is a better assessment of losses associated with classified loans as opposed to a single data point used in prior quarters. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified. Also contributing to the decrease in the general allowance for loan losses was a decrease in gross loans as of March 31, 2010 as compared to December 31, 2009. Offsetting the decreases in qualitative factors related to classified loans and decreases in loan balances were increases in other qualitative factors impacted by increased past dues, nonaccruals and charge-offs.
Changes in the allowance for loan losses for the three months of 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
	(Amounts in thousands)
Balance, December 31, 2009 and 2008	$48,625	$22,355
Charge-offs	(8,171)	(2,023)
Recoveries	561	22
Provision for loan losses	4,384	10,550

Allowance for Loan Losses	$45,399	$30,904

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Impaired loans under $100,000 that are not individually reviewed	$6,595	$6,001
Impaired loans without a related allowance for loan losses	15,181	16,959
Impaired loans with a related allowance for loan losses	35,171	24,497
Impaired loans acquired without a related allowance for loan losses	2,223	2,515
Impaired loans acquired with subsequent deterioration and related allowance for loan loss	1,915	2,725

Total impaired loans	$61,085	$52,697

Allowance for loan losses related to impaired loans	$12,825	$10,971

Nonaccrual loans	$52,870	$36,255
Troubled debt restructured loans	5,267	5,544
Other impaired loans*	2,948	10,898

Total impaired loans	$61,085	$52,697

*	Other impaired loans consists of loans in which regular payments are still received however some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.
Impaired loans acquired from American Community without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired from American Community with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to impaired loans.

The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

		Fair Value
	Contractual	Adjustment
	Principal	(nonaccretable	Carrying
	Receivable	difference)	Amount
	(Amounts in thousands)
As of April 17, 2009 acquisition date	$14,513	$3,825	$10,688
Change due to payment received	(457)	(63)	(394)
Transfer to foreclosed real estate	(4,339)	(266)	(4,073)
Change due to charge-offs	(4,329)	(2,999)	(1,330)

Balance at December 31, 2009	5,388	497	4,891

Change due to payment received	(210)	—	(210)
Transfer to foreclosed real estate	(9)	(159)	150
Change due to charge-offs	(249)	(246)	(3)

Balance at March 31, 2010	$4,920	$92	$4,828

At March 31, 2010, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $4,828,093 with allowances for loan losses of $478,547. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.
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
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended March 31, 2010. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Locks and Forward Loan Sale Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(20,801) and $257,081, respectively. At December 31, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(790,608) and $1,020,177, respectively. Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. There have been no changes in valuation techniques for the quarter ended March 31, 2010. Valuation techniques are consistent with techniques used in prior periods.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at fair value on a recurring basis. A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2010. Valuation techniques are consistent with techniques used in prior periods.
The following table presents a rollforward of mortgage servicing rights from December 31, 2009 to March 31, 2010 and December 31, 2008 to March 31, 2009 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
Balance, December 31, 2009 and 2008	$1,917,941	$1,745,466
Capitalized	100,731	286,821
Gains/losses included in other income	(77,736)	(437,576)

Balance, March 31, 2010 and 2009	$1,940,936	$1,594,711
Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value on a recurring basis. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held-for-sale as Level 2. At March 31, 2010 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, at quarter end the Company’s loans held-for-sale were carried at cost. There have been no changes in valuation techniques for the quarter ended March 31, 2010. Valuation techniques are consistent with techniques used in prior periods.
Impaired Loans
The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At

March 31, 2010, the majority of impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2010. Valuation techniques are consistent with techniques used in prior periods.
Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO on a nonrecurring basis. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The carrying value of OREO at March 31, 2010 is $16,656,255. At December 31, 2009 the carrying value of OREO was $14,344,599. There have been no changes in valuation techniques for the quarter ended March 31, 2010. Valuation techniques are consistent with techniques used in prior periods.
Assets subjected to recurring fair value adjustments:

March 31, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$39,756	$—	$39,756	$—
Government sponsored agencies:
Residential mortgage-backed securities	47,410	—	47,410	—
Collateralized mortgage obligations	23,345	—	23,345	—
Private label collateralized mortgage obligations	2,055	—	2,055	—
State and municipal securities	59,574	—	59,574	—
Common and preferred stocks	1,056	1,056	—	—
Interest rate lock commitments	(21)	—	(21)	—
Forward loan sale commitments	257	—	257	—
Mortgage servicing rights	1,941	—	—	1,941

December 31, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$42,894	$—	$42,894	$—
Government sponsored agencies:
Residential mortgage-backed securities	50,883	—	50,883	—
Collateralized mortgage obligations	25,218	—	25,218	—
Private label collateralized mortgage obligations	2,287	—	2,287	—
State and municipal securities	61,378	—	61,378	—
Common and preferred stocks	1,181	1,181	—	—
Interest rate lock commitments	(791)	—	(791)	—
Forward loan sale commitments	1,020	—	1,020	—
Mortgage servicing rights	1,918	—	—	1,918

Assets subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Other real estate owned at March 31, 2010	$3,774	$—	$—	$3,774
Other real estate owned at December 31, 2009	2,510	—	—	2,510
Impaired loans at March 31, 2010	24,261	—	—	24,261
Impaired loans at December 31, 2009	16,251	—	—	16,251
Cost method investments at March 31, 2010	942	—	—	942
Cost method investments at December 31, 2009	115	—	—	115
In accordance with accounting for foreclosed property, other real estate owned with a carrying amounts of $17.4 million were written down to their fair value of $16.7 million, resulting in a loss of $747,000, which was included in earnings for the quarter ended March 31, 2010.
There were no transfers between valuation levels for any assets during the quarter ended March 31, 2010. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
11. Financial Instruments
The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$235,737	$235,737	$92,337	$92,337
Investment securities	173,196	173,196	183,841	183,841
Loans and loans held-for-sale, net	1,634,940	1,658,842	1,677,538	1,676,845
Accrued interest receivable	7,866	7,866	7,783	7,783
Federal Home Loan Bank stock	10,539	10,539	10,539	10,539
Investment in Bank owned life insurance	24,660	24,660	24,454	24,454
Forward loan sale commitments	257	257	1,020	1,020
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	666,461	666,461	653,358	653,358
Time deposits	1,242,604	1,234,826	1,168,394	1,185,405
Borrowed funds	126,600	125,748	123,468	124,947
Accrued interest payable	3,437	3,437	3,015	3,015
Interest rate lock commitments	21	21	791	791

The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.
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
The investment in bank-owned life insurance represents the cash value of the policies at March 31, 2010 and December 31, 2009. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2010 and December 31, 2009, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
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
12. Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.
We evaluate goodwill on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. During the quarter ended March 31, 2010, there were no events or circumstances that indicated possible impairment and no additional testing was performed.
13. Business Segment Information
The Company has two reportable segments, including the Bank and Sidus, a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee,

Vermont, Virginia and West Virginia. The following table details the results of operations for the first three months of 2010 and 2009 for the Bank and for Sidus.

	Bank	Sidus	Other	Total
For Three Months Ended March 31, 2010	(Amounts in thousands)
Interest income	$24,439	$351	$—	$24,790
Interest expense	7,791	10	182	7,983

Net interest income	16,648	341	(182)	16,807

Provision for loan losses	4,384	—	—	4,384

Net interest income (loss) after provision for loan losses	12,264	341	(182)	12,423
Other income	2,634	1,335	(189)	3,780
Other expense	13,058	1,378	96	14,532

Income (loss) before income taxes	1,840	298	(467)	1,671
Income taxes	757	—	—	757

Net income(loss)	$1,083	$298	$(467)	$914

Total assets	$2,176,939	$33,882	$(7,709)	$2,203,112
Net loans	1,610,632	—	—	1,610,632
Loans held for sale	768	23,540	—	24,308
Goodwill	—	4,944	—	4,944

For Three Months Ended March 31, 2009
Interest income	$16,561	$1,039	$—	$17,600
Interest expense	7,348	132	206	7,686

Net interest income	9,213	907	(206)	9,914
Provision for loan losses	10,539	11	—	10,550

Net interest income (loss) after provision for loan losses	(1,326)	896	(206)	(636)
Other income	1,636	3,199	271	5,106
Other expense	9,338	2,133	156	11,627

Income (loss) before income taxes (benefit)	(9,028)	1,962	(91)	(7,157)
Income taxes (benefit)	(2,994)	—	—	(2,994)

Net income(loss)	$(6,034)	$1,962	$(91)	$(4,163)

Total assets	1,622,325	190,985	(176,227)	1,637,083
Net loans	1,151,506	—	—	1,151,506
Loans held for sale	444	179,621	—	180,065
Goodwill	48,559	4,944	—	53,503

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($6,853,856 in 2010 and $175,000,000 in 2009), the Bank’s Investment in Sidus ($3,000,000 in 2010 and 2009), and the Bank’s A/R from Sidus ($71,632 in 2010 and $119,344 in 2009). Also included in this column are Holding Company assets ($2,216,809 in 2010 and $1,892,612 in 2009) and Holding Company income and expenses.

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
This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) and the following:
•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, which could be exacerbated by potential climate change, and international instability;

•	changes in deposit flows;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain internal control over financial reporting;

•	our reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet its liquidity needs;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	our ability to retain our existing customers, including our deposit relationships;

•	the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
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
Overview
The following discussion describes our results of operations for the three-month periods ended March 31, 2010 and 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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

Effective at the beginning of business on April 17, 2009, the Company acquired 100% of the outstanding common stock of American Community and its subsidiary American Community Bank, headquartered in Charlotte, NC. American Community had $529.4 million in tangible assets, including $416.3 million in loans and $14.4 million in tangible equity at the closing date. Results of operations for the quarter ended March 31, 2010 reflect the impact of the acquisition.
Changes in Financial Position
Total assets at March 31, 2010 were $2,203.1 million, an increase of $89.5 million, or 4.2%, compared to assets of $2,113.6 million at December 31, 2009. The loan portfolio, net of allowance for losses, was $1,610.6 million compared to $1,627.8 million at December 31, 2009. Gross loans held-for-investment decreased by $20.4 million, or 1.2%. The allowance for loan losses decreased $3.2 million driven primarily by decreases in substandard loans and decreases in the other qualitative factors related to substandard loans for the three months ended March 31, 2010. Qualitative factors assessed on classified loans decreased as improvements were made in the calculation of potential losses related to classified loans. Beginning in the first quarter of 2010, multiple data points were made to incorporate twelve month averages of default trends and historical charge-offs. Offsetting the decreases in qualitative factors related to classified loans and decreases in loan balances were increases in other qualitative factors impacted by increased past dues, nonaccruals and charge-offs. See Note 9 for further discussion of the allowance for loan losses.
Mortgage loans held-for-sale decreased by $25.4 million, or 51.1%, from December 31, 2009 to March 31, 2010 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. The timing of the loans closed within each month allowed the Bank to sell more of its outstanding loans at March 31, 2010 than at December 31, 2009. Mortgage loans closed in the first three months of 2010 ranged from a low of $40.4 million in February to a high of $57.0 million in January and totaled $145.7 million. Mortgage loans closed during the three months ended March 31, 2009 totaled $563.5 million. The slowdown in refinance activity and overall decrease in real estate sales, contributed to the decrease in gains on sales of mortgages and to the decreased volume in mortgage loans originated and sold.
The securities portfolio decreased from $183.8 million at December 31, 2009, to $173.2 million at March 31, 2010, a decrease of $10.6 million. The portfolio is comprised of securities of U.S. government agencies (23.0%), mortgage-backed securities (42.0%), state and municipal securities (34.4%), and publicly traded common and preferred stocks (0.6%). Temporary investments, including federal funds sold, decreased from approximately $93,000 at December 31, 2009 to $8,000 at March 31, 2010.
Other assets decreased $3.4 million due largely to a decrease in income tax receivables and related deferred tax assets. OREO increased $2.3 million due to foreclosures in the amount of $4.9 million less dispositions of $1.8 million and losses of $796,000 during the quarter.
Deposits increased $87.3 million, or 4.8%, comparing March 31, 2010 to December 31, 2009. Overall, noninterest-bearing demand deposits increased $3.4 million, or 1.6%, NOW, savings, and money market accounts increased $9.7 million, or 2.2%, Certificates of deposit (“CODs”) over $100,000 decreased $31.6 million, or 5.6%, and other CODs increased $105.8 million, or 17.4%. The Bank promoted one or more special money market account and COD rates throughout the period.
Borrowed funds increased $3.1 million or 2.5% comparing March 31, 2010 to December 31, 2009. Repurchase agreements increased $3.8 million, while advances from FHLB and overnight borrowings decreased slightly. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $75.1 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.

Other liabilities and accrued interest payable, combined, decreased by $1.6 million, or 10.0%, from December 31, 2009 to March 31, 2010. Decreases in accounts payable of $449,000 and a decrease in the fair value of forward loan sales commitments of $1.3 million contributed to the decrease.
Overall, the Company continues its effort to build liquidity through core deposits and short-term borrowings and is slow to reinvest this increased liquidity at current rates which resulted in decreases in loans and securities and increases in cash.
At March 31, 2010, total shareholders’ equity was $152.9 million, or a book value of $6.61 per common share, compared to $152.3 million, or a book value of $6.58 per common share, at December 31, 2009. The Company’s equity to assets ratio was 6.94% and 7.20%, at March 31, 2010 and December 31, 2009, respectively.
At March 31, 2010, the Company was in compliance with all existing regulatory capital requirements.
The following table sets forth the Company’s and the Bank’s various capital ratios as of March 31, 2010, and December 31, 2009. On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	March 31, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital ratio	10.7%	10.5%	10.6%	10.3%
Tier 1 risk-based capital ratio	9.5%	9.3%	9.4%	9.0%
Leverage ratio	8.0%	7.8%	8.4%	8.0%
Capital adequacy is an important indicator of financial stability and performance. In order to be considered “well capitalized”, the Bank must exceed total risk-based capital ratios of 10%, and Tier 1 risk-based capital ratios and leverage ratios of 5%. Our goal has been to maintain a “well-capitalized” status for the Bank since failure to meet or exceed this classification affects how regulatory applications for certain activities, including acquisitions, and continuation and expansion of existing activities, are evaluated and could make our customers and potential investors less confident in our Bank. The Company and the Bank exceeded the minimum regulatory capital ratios as of March 31, 2010, as well as the ratios to be considered “well capitalized.”
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 16.4% at March 31, 2010 compared to 11.9% at December 31, 2009. Additional liquidity is provided by $127.0 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $59.7 million available for use as a source of collateral. At March 31, 2010, brokered deposits totaled $55.4 million, or 2.9% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at March 31, 2010.
The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At March 31, 2010, the balance of funds acquired through the One-Way Buy product totaled $35.9 million, compared to $20.0 million at March 31, 2009.
Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers’ interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At March 31, 2010, CDARS® reciprocal deposits totaled $25.1 million, compared to $14.1 million at March 31, 2009.
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
The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination. To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At March 31, 2010, the Company was in compliance with all existing regulatory requirements and is well-capitalized for regulatory purposes both at the bank and holding company level.
Results of Operations
Net income for the three-month period ended March 31, 2010 was $914,000 before preferred dividends, compared to a net loss of $4.2 million in the same period of 2009. Net income available to common shareholders for the three-month period ended March 31, 2010 was $143,000. Basic and diluted earnings per common share were $0.01 for the three-month period ended March 31, 2010. Basic and diluted loss per common share were $0.40 for the three month period ended March 31, 2009. On an annualized basis, first quarter results represent a return on average assets of 0.03% at March 31, 2010 compared to (1.19%) at March 31, 2009, and a return on average equity of 0.38% compared to (10.24%) at March 31, 2009.
Net Interest Income
Net interest income, the largest contributor to earnings, increased $6.9 million or 69.5% to $16.8 million in the first quarter of 2010, compared with $9.9 million in the same period of 2009. The increase was attributable to the additional net interest income earned by the recently acquired American Community region of $3.3 million for the period and the accretion of fair market valuations of $1.0 million recorded in connection with the American Community acquisition. The net interest margin increased to 3.47% in the first three months of 2010 from 2.87% in the first three months of 2009. Excluding the accretion, net interest margin for the first three months of 2010 increased to 3.27% as compared to 2.87% in the first three months of 2009. The increase in margin year over year was driven by the repricing of interest-bearing liabilities to market rates as the liabilities mature. The Company is asset sensitive, whereby assets adjust more quickly than liabilities to interest rate changes. Rates declined 400 basis points in 2008, which lead to assets repricing more quickly than liabilities. A comparison of the first three months of 2010 and 2009 shows that yield on earning assets increased slightly by 2 basis points, while the cost on interest bearing liabilities decreased 69 basis points. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.
Interest Rates Earned and Paid

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$632	$—	0.25%	$4,709	$1	0.09%
Interest-bearing deposits	134,627	61	0.18%	1,971	11	2.26%
Investment securities (1)	180,026	2,018	4.55%	133,439	1,685	5.12%
Total loans (1)(2)(6)	1,683,199	23,002	5.54%	1,283,418	16,063	5.08%

Total interest-earning assets	1,998,484	25,081	5.09%	1,423,537	17,760	5.06%

Non-earning assets	140,599			147,593

Total assets	$2,139,083			$1,571,130

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$387,493	790	0.83%	$260,257	703	1.10%
Savings	53,662	33	0.25%	36,962	24	0.26%
Time certificates	1,199,571	6,592	2.23%	748,478	6,334	3.43%

Total interest bearing deposits	1,640,726	7,415	1.83%	1,045,697	7,061	2.74%
Repurchase agreements sold	47,402	132	1.13%	54,763	158	1.17%
Borrowed funds (8)	74,163	436	2.38%	130,734	467	1.45%

Total interest-bearing liabilities	1,762,291	7,983	1.84%	1,231,194	7,686	2.53%

Non-interest bearing deposits	205,848			148,720
Stockholders’ equity	153,973			182,448
Other liabilities	16,971			8,768

Total average liabilities and stockholders’ equity	$2,139,083			$1,571,130

Net interest income (3) and interest rate spread (5)		$17,098	3.25%		$10,074	2.53%

Net interest margin (4)			3.47%			2.87%

(1)	Yields relate to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense used to fund tax-exempt assets.

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans includes $571,000 in accretion of fair market value adjustments related to recent mergers

(7)	Interest expense on deposits includes $390,000 in accretion of fair market value adjustments related to recent mergers.

(8)	Interest expense on borrowings includes $15,000 in accretion of fair market value adjustments related to recent mergers.

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
The Bank calculated an allowance for loan losses of $45.4 million at March 31, 2010, or 2.74% of loans held-for-investment, as compared to $48.6 million, or 2.90% of loans held-for-investment, at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due to decreases in gross loans as well as a decrease in criticized loans not considered impaired. Increases in non-performing loans partially offset these decreases as the weak economic environment continued to take a toll on numerous borrowers’ ability to pay as scheduled. This has resulted in increased loan delinquencies, and in some cases impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.
The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $45.4 million in total allowance for loan losses at March 31, 2010, the specific allowance for impaired loans accounted for $12.8 million, up from $11.0 million at year end. The remaining general allowance, $32.6 million, was attributed to performing loans and was down from $37.6 million at year end. The decrease in the general allowance was driven primarily by a decrease in substandard and watch loans of $17.9 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated. In addition, qualitative factors assessed on classified loans decreased as improvements were made in the calculation of potential losses related to classified loans. Beginning in the first quarter of 2010, multiple data points were used to incorporate twelve month averages of default trends and historical charge-offs. Management felt that the use of twelve month average data was a better assessment of losses associated with classified loans as opposed to a single data point used in prior quarters. Also contributing to the decrease in the general allowance for loan losses was a decrease in gross loans as of March 31, 2010 as compared to December 31, 2009. Offsetting the decreases in qualitative factors related to classified loans and decreases in loan balances were increases in other qualitative factors including increasing past dues, nonaccruals and increased charge-offs.
Net loan charge offs (recoveries) were $7.6 million , or 1.83% (annualized), of average loans, for the three months ending March 31, 2010 compared to $2.0 million, or 0.62% (annualized), of average loans for the three months ending March 31, 2009. The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all loan types. Net loan charge offs (recoveries) for the first quarter of 2010 decreased from the fourth quarter of 2009, when net loan charge offs (recoveries) were $8.8 million, or 2.11% (annualized). The following is a summary of charge-off by loan category:

	For the three months ended		For the three months ended
	March 31, 2010		March 31, 2009
		Net charge-offs		Net charge-offs
		to average		to average
Loan Type	Net Charge-offs	loans	Net Charge-offs	loans
(Amounts in thousands)
Construction	$4,295	1.03%	$133	0.04%
Commercial, financial and other	658	0.16%	1,374	0.43%
Mortgage	805	0.19%	96	0.03%
Commercial real estate	1,182	0.28%	—	0.00%
Installment loans	108	0.03%	159	0.05%
Revolving 1-4 family loans	562	0.14%	238	0.07%

Total	$7,610	1.83%	$2,000	0.62%

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
As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows and the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of material loans if the appraisal is greater than 12 months old. Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve. In estimating reserve levels, the Bank aggregates the remaining loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance. The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are adjusted for other factors that are not necessarily captured in the historical loss ratios. Internal environmental factors applied to performing loan pools include past-due and nonaccrual trends, risk grade migration trends, loan concentrations, and the assessment of underwriting and servicing. Loss factors for past-due and nonaccrual loans increased during the quarter ended March 31, 2010, while loss factors for loan concentrations and underwriting and servicing remained relatively the same. As previously discussed, decreases in risk grade migration factors resulted from the refinement in the calculation of this factor which now assesses migration based on an average for the twelve month period as opposed to a single point in time. External environmental factors include interest rate trends which remained the same, unemployment rate trends which increased slightly, and other regulatory conditions which decreased as improvements were made in internal controls.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of March 31, 2010. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
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
Our real estate portfolio has approximately $344.3 million of construction loans, $625.4 million of commercial real estate loans, $162.4 million in first lien mortgage loans, $204.7 million in home equity lines of credit and $5.4 million in junior lien mortgage loans as of March 31, 2010. We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or spec houses. The majority of these borrowers are having financial difficulties. Normally, these loans are repaid with the proceeds from the sale of the developed property. We are also seeing declines in commercial real estate values and the greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Our analysis has resulted in significant charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $4.3 million and $1.2 million, respectively, for the quarter ended March 31, 2010, an increase of $4.2 million and $1.2 million from the quarter ended March 31, 2009.
As of March 31, 2010, $33.8 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies to identify and monitor all loans with interest reserves.

As of March 31, 2010, the allowance for loan losses was $45.4 million, or 2.74%, of gross loans held-for-investment. This allowance level compares with $48.6 million, or 2.90%, of loans held-for-investment at December 31, 2009, and $30.9 million, or 2.61%, at March 31, 2009.
Nonperforming Assets
Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) increased from $50.6 million to $69.6 million and from 2.39% to 3.16% of total assets as of December 31, 2009 and March 31, 2010, respectively. Total OREO increased from approximately $14.3 million at December 31, 2009 to $16.7 million at March 31, 2010. Total nonaccrual loans increased from $36.3 million, or 2.16% of total loans, at December 31, 2009 to $52.9 million, or 3.15% of total loans, at March 31, 2010. The increases in nonaccrual loans, impaired loans, and OREO are the result of continued economic softening in our markets during the past three months. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $12.8 million, up slightly from $11.0 million at year end.
The increase in nonperforming loans from December 31, 2009 to March 31, 2010 is related primarily to continued deterioration in the Bank’s overall construction and commercial real estate loan portfolio. The total number of loans on nonaccrual has increased from 322 to 369 since December 31, 2009. The average non-accrual loan balance is $112,000 and $141,000 as of December 31, 2009 and March 31, 2010, respectively. At March 31, 2010, 88% of the non-accrual loans were secured by real estate.
The largest amount of nonaccrual loans for one customer totaled $6.4 million of land development loans for which $1.9 million was specifically assigned to the allowance. Nonaccrual loans also included three other large relationships each totaling $2.8 million, $2.3 million and $2.6 million, respectively. The first relationship is a commercial real estate loan with specific reserves of $871,000. The second relationship is a non real estate loan, with specific allowances of $930,000, and the third relationship consists of construction loans with no specific allowances due to the fact that the value of collateral exceeds the current loan balances. These loans were placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and dismal future industry outlook.
Loans more than 90 days past due are typically put on nonaccrual and stop accruing interest. In addition, loans are placed on nonaccrual status if, based on current information, circumstances, or events, we believe it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Nonaccrual loan relationships with balances of at least $100,000 will be considered impaired and evaluated for specific allowances as needed. When a nonaccrual loan has paid according to the schedule for at least six months, or a waiver has been granted by the Chief Credit Officer, and the customer demonstrates the intent and ability to continue to pay in a timely manner, the Bank may begin accruing interest, and it will no longer be considered impaired.
Impaired loans consist of nonperforming loans, troubled debt restructured loans and other impaired loans, in which regular payments are still received however some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement. The following table is a breakdown of all impaired loans by type:

	March 31, 2010		December 31, 2009
		% of		% of
		Total		Total
	Balance	Loans	Balance	Loans
		(in thousands)
Construction	$29,926	1.78%	$27,786	1.66%
Commercial, financial, and other	7,081	0.42%	5,085	0.30%
Mortgage	6,580	0.39%	8,891	0.53%
Commercial real estate	15,359	0.91%	10,244	0.61%
Installment loans	476	0.03%	677	0.04%
Open end, unsecured	1,663	0.10%	14	0.00%

Total Impaired	$61,085	3.64%	$52,697	3.14%

Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $1.3 million, or 26.0%, comparing the first quarters of 2010 and 2009. A decrease in the gain on sale of mortgages of $1.9 million made up the majority of the decrease. Service charges on deposit accounts were up by $390,000 or 37.2% and other service fees were down by $224,000 or 21.0%.
The following table presents certain noninterest income accounts that were significantly impacted by the American Community acquisition.

		Increase/	American	Increase/(decrease)
	Quarter ended	(decrease)	Community	excluding American
	March 31, 2010	over 2009	region	Community region
Service charges on deposit accounts	$1,437	$390	$443	$(53)
Other service fees	841	(224)	85	(309)
Net gain on sales of mortgage loans	1,334	(1,865)	—	(1,865)
Gains on sales of securitites	44	44	—	44
Income on investment in bank owned life insurance	207	(24)	—	(24)
Mortgage banking income	56	363	—	363
Other than temporary impairment of securities	(205)	(26)	—	(26)
Other income	66	16	40	(24)

•	Service charges on deposit accounts increased as total NSF fees (a major component of service charges) increased $229,000, or 30.3% due primarily to the addition of American Community. ATM service charge income was up by $62,000, or 77.5%. NOW, savings, and money market account service charges increased 36.0%.
The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which is effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts have estimated that the impact of the change from Regulation E would result in a reduction of

30% to 40% of such overdraft fees. We are currently evaluating the potential impact of Regulation E on our services charges and developing alternatives to mitigate the potential impact. We expect to complete our assessment by June 30, 2010.
• The decrease in other service fees was due primarily to decreases in commissions and fees on mortgages originated of $111,000, or 24.7%, and decreases in commissions and fees on mutual funds and annuities of $90,000, or 43.5% from the previous year.
• Net gain in the sale of mortgages decreased approximately $1.9 million, or 58.3% as total loans originated and sold decreased due to lower market-related refinancing activities. Mortgage loans originated decreased from $563 million in the first quarter of 2009 to $146 million in the first quarter of 2010.
• Income on investment in bank-owned life insurance (“BOLI”) decreased by 10.4% during the three month period ended March 31, 2010.
• Mortgage banking income increased approximately $363,000 to a gain for the quarter of $56,000 due to increases in the valuation adjustment to mortgage servicing rights (“MSR”) and an increase in the servicing fees received.
• Other income increased by approximately $17,000 or 34.3% for the quarter primarily due to additional rent income from American Community.
Noninterest Expense
Total noninterest expenses were $14.5 million for the first quarter of 2010, compared to $11.6 million in the same period of 2009, an increase of $2.9 million, or 25.0%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended March 31, 2010 and 2009 was 0.68%, and 0.74%, respectively. Efficiency ratios for 2010 and 2009 were 68.00% and 75.11%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income.
The following table presents certain noninterest expense accounts that were significantly impacted by the American Community acquisition.

		Increase	American	Increase
	Quarter ended	(decrease)	Community	excluding American
	March 31, 2010	over 2009	region	Community region
Salaries and employee benefits	$6,663	$1,036	$858	$178
Occupancy expenses	1,966	639	399	240
Printing and supplies	274	42	31	11
Data processing expenses	313	180	—	180
Communication expenses	459	136	139	(3)
Advertising expenses	178	(198)	7	(205)
FDIC assessments	830	168	—	168
Loss on other real estate owned	796	783	202	581
Other expenses	3,053	119	338	(219)

•	Salaries and employee benefit expenses increased by $1.0 million, or 18.4%. The major components of the $1.0 million increase are summarized as follows: Salaries and wages increased by $1.6 million, with $858,000 related to the American Community acquisition. Salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, increased $185,000, directly offsetting the increase in wages. These increased cost deferrals were a product of increases in loan volume due to the addition of American Community. Other personnel expenses increased by $79,000, primarily for (1) post-retirement benefit accruals from split-dollar policies and for (2) expenses associated with operating the American Community division after its acquisition. In the aggregate, employee group insurance expense increased by $128,000, payroll taxes by $177,000, and 401(k) matching contributions by $48,000. Most of the increases in these categories were associated with the addition of previous American Community employees. These increases were offset by the reduction in the mortgage lending subsidiary’s bonus incentive plan of $588,000. Commission expenses decreased by $42,000 as mortgage origination production at the Bank decreased.

•	Occupancy and equipment expenses increased by $639,000, or 48.1%. The increase attributable to the addition of the American Community branches was $399,000.

•	Printing and supplies increased by $42,000, or 18.2%, comparing first quarter 2010 with first quarter 2009. The increase attributable to the addition of the American Community branches was $31,000.

•	Data processing expense increased $180,000, or 135.5%, due primarily to the addition of American Community as well as the outsourcing of nightly processing to an outside company beginning in June 2009.

•	Communication expense increased $136,000, or 42.2%, with $139,000 attributable to American Community expenses. Excluding American Community, communication expense decreased $3,000.

•	Advertising and marketing expense decreased $198,000, or 52.8%. The decrease is due to the fact that in the prior year, additional advertising and marketing campaigns were initiated due to the merger with American Community, and the introduction of new products.

•	FDIC assessment expenses increased $168,000, due to additional assessments imposed by the FDIC and an increase in deposits related to the American Community merger.

•	Loss on sale of other real estate owned increased to $796,000 as compared to $13,000 in the prior year due to increased foreclosures and significant declines in real estate values over the past year.

•	Other operating expenses (including attorney fees, accounting fees, loan collection fees and amortization of core deposit intangibles) increased approximately $119,000, or 4.1%, with American Community contributing $338,000 of the increase. Excluding American Community, other expenses decreased $219,000. The largest increases were in the following categories: loan collection expense (up $208,000) and outside professional service fees (up $7,000). These increases were offset by decreases in attorney fees (down $39,000) and accounting fees (down $82,000).
Income Tax Expense
Income tax expense for the first quarter of 2010 was $757,000 compared to income tax benefit of $3.0 million in the first quarter of 2009, an increase of 125.3%. The effective tax rate for the first quarter of 2010 was 45.3% compared to (41.8%) for the same period of 2009. The increase is attributable to net income incurred in the first quarter of 2010 compared to the net loss incurred in the first quarter of 2009.
Our net deferred tax asset was $12.7 million and $19.4 million at March 31, 2010 and December 31, 2009, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, etc. As of March 31, 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future.

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
The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate- sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. Following a period of rate increases (or decreases) net interest income will increase (or decrease) over both a three-month and a twelve-month period.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
Part II. Other Information
Item 1. Legal Proceedings.
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.
Item 5. Other Information
2010 Annual Meeting of Shareholders
The Annual Meeting of the Shareholders was held on April 29, 2010. Of 16,134,627 shares entitled to vote at the meeting, 13,439,592 voted. The following matters were voted on at the meeting.
Proposal 1: Shareholders elected J. T. Alexander, Jr., Ralph L. Bentley, Nolan G. Brown, Harry M. Davis, Thomas J. Hall, James A. Harrell, Jr., Larry S. Helms, Dan W. Hill III, William A. Long, Peter A. Pappas, James L. Poindexter, Morris L. Shambley, Alison J. Smith, James N. Smoak, Harry C. Spell, and C. Kenneth Wilcox to serve one-year terms on the Board of Directors or until their successors are elected and qualified. Votes for each nominee were as follows:

Name	For	Against	Withheld	Non-vote
J.T. Alexander, Jr.	9,501,169	—	1,116,979	2,821,444
Ralph L. Bentley	9,429,884	—	1,188,264	2,821,444
Nolan G. Brown	9,622,337	—	995,811	2,821,444
Harry M. Davis	9,526,131	—	1,092,017	2,821,444
Thomas J. Hall	9,541,436	—	1,076,712	2,821,444
James A. Harrell, Jr.	9,746,531	—	871,617	2,821,444
Larry S. Helms	9,470,390	—	1,147,758	2,821,444
Dan W. Hill, III	9,557,296	—	1,060,852	2,821,444
William A. Long	9,302,380	—	1,315,768	2,821,444
Peter A. Pappas	9,486,839	—	1,131,309	2,821,444
James L. Poindexter	9,694,497	—	923,651	2,821,444
Morris L. Shambley	9,566,539	—	1,051,609	2,821,444
Alison J. Smith	9,481,373	—	1,136,775	2,821,444
James N. Smoak	9,022,288	—	1,595,860	2,821,444
Harry C. Spell	9,567,806	—	1,050,342	2,821,444
C. Kenneth Wilcox	9,589,821	—	1,028,327	2,821,444
Proposal 2: Shareholders approved a proposed amendment to our Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 20,000,000 shares to 50,000,000 shares.

For	Against	Abstain	Non-vote
10,126,655	3,014,424	291,668	—

Proposal 3: Shareholders did not approve a proposed amendment to our Articles of Incorporation to increase the number of authorized shares of preferred stock of the Company from 1,000,000 preferred shares to 6,000,000 preferred shares.

For	Against	Abstain	Non-vote
6,429,029	3,945,350	236,924	2,821,444
Proposal 4: Shareholders approved the compensation of our named executive officers as determined by the human resources/compensation committee and the Board of Directors (this is a non-binding, advisory vote).

For	Against	Abstain	Non-vote
10,153,488	2,745,557	533,702	—
Proposal 5: Shareholders approved to grant the chairperson of the Annual Meeting the authority to adjourn or postpone the Annual Meeting, if necessary, in order to solicit additional proxies in the event that (a) there are not sufficient affirmative votes present at the Annual Meeting to adopt the Amendments or (b) a quorum is not present at the Annual Meeting.

For	Against	Abstain	Non-vote
9,376,210	3,803,598	252,939	—
There were no other matters voted on by the Company’s shareholders at our 2010 annual shareholder meeting.

Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

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

May 4, 2010