Form 10-Q
period 2010-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2010-08-04
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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
Yes ☐ No ☑
Common shares outstanding as of July 30, 2010, par value $1.00 per share, were 16,144,640.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2010 and 2009
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,*
	2010	2009
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$30,178	$89,668
Federal funds sold	6,123	93
Interest-bearing deposits	184,592	2,576
Securities available-for-sale at fair value (amortized cost $ 202,871 in 2010 and $179,143 in 2009)	208,280	183,841
Gross loans	1,647,775	1,676,448
Less: allowance for loan losses	44,306	48,625

Net loans	1,603,469	1,627,823

Loans held-for-sale	49,542	49,715
Accrued interest receivable	7,520	7,783
Premises and equipment, net	44,434	43,642
Foreclosed real estate	18,195	14,345
Federal Home Loan Bank stock, at cost	10,539	10,539
Investment in bank-owned life insurance	24,852	24,454
Goodwill	4,944	4,944
Core deposit intangible (net of accumulated amortization of $6,995 in 2010 and $6,335 in 2009)	5,527	6,186
Other assets	41,986	48,003

Total Assets	$2,240,181	$2,113,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$210,940	$207,850
Interest-bearing deposits:
NOW, savings and money market accounts	468,773	445,508
Time certificates:
$100,000 or more	516,146	560,825
Other	757,579	607,569

Total Deposits	1,953,438	1,821,752

Short-term borrowings	46,623	44,467
Long-term borrowings	71,998	79,000
Capital lease obligations	2,423	2,437
Accrued interest payable	3,791	3,015
Other liabilities	9,195	10,675

Total Liabilities	2,087,468	1,961,346

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 49,312 issued and outstanding in 2010, 49,312 shares issued and outstanding in 2009	46,461	46,152
Common stock, $1 par value, 20,000,000 shares authorized; 16,144,640 issued and outstanding in 2010 and 16,129,640 issued and outstanding in 2009	16,145	16,130
Warrants	3,581	3,581
Surplus	114,602	114,574
Accumulated deficit	(31,422)	(31,080)
Accumulated other comprehensive income	3,346	2,909

Total Shareholders’ Equity	152,713	152,266

Total Liabilities and Shareholders’ Equity	$2,240,181	$2,113,612

See notes to condensed consolidated financial statements

*	Derived from audited financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$22,458	$23,936	$45,416	$39,964
Interest on federal funds sold	2	1	2	2
Interest and dividends on securities:
Taxable	1,170	1,363	2,379	2,538
Non-taxable	492	513	1,054	898
Interest-bearing deposits	126	10	187	21

TOTAL INTEREST INCOME	24,248	25,823	49,038	43,423

INTEREST EXPENSE
Time deposits of $100,000 or more	3,274	3,733	6,635	6,835
Other time and savings deposits	4,780	3,753	8,835	7,713
Borrowed funds	596	782	1,163	1,407

TOTAL INTEREST EXPENSE	8,650	8,268	16,633	15,955

NET INTEREST INCOME	15,598	17,555	32,405	27,468
PROVISION FOR LOAN LOSSES	5,809	16,458	10,193	27,007

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,789	1,097	22,212	461

NON-INTEREST INCOME:
Service charges on deposit accounts	1,486	1,535	2,924	2,583
Other service fees	917	1,365	1,758	2,430
Net gain on sales and fees of mortgage loans	1,876	4,802	3,210	8,001
Gain on sale of available-for-sale securities	844	—	888	—
Income on investment in bank-owned life insurance	191	234	398	466
Mortgage banking income (loss)	60	(207)	116	(514)
Other than temporary impairment of securities	(61)	—	(266)	(179)
Other income	139	16	205	67

TOTAL NON-INTEREST INCOME	5,452	7,745	9,233	12,854

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,941	8,300	13,604	13,926
Occupancy and equipment expense	1,956	1,842	3,922	3,170
Printing and supplies	259	272	533	504
Data processing	384	427	697	560
Amortization of core deposit intangible	326	350	660	575
Communications expense	435	329	894	652
Advertising expense	204	213	382	589
FDIC assessment expense	1,288	1,797	2,118	2,459
Loan collection fees	289	162	561	225
Attorney fees	148	409	223	523
Net loss on other real estate owned	403	138	1,199	151
Acquisition costs	—	2,192	—	2,302
Other expenses	2,347	2,761	4,719	5,182

TOTAL NON-INTEREST EXPENSES	14,980	19,192	29,512	30,818

INCOME (LOSS) BEFORE INCOME TAXES	261	(10,350)	1,933	(17,503)
INCOME TAX EXPENSE (BENEFIT)	(24)	(3,795)	733	(6,789)

NET INCOME (LOSS)	285	(6,555)	1,200	(10,714)
Preferred stock dividend and accretion of preferred stock discount	771	528	1,542	973

NET LOSS TO COMMON SHAREHOLDERS	$(486)	$(7,083)	$(342)	$(11,687)

NET LOSS PER COMMON SHARE:
Basic	$(0.03)	$(0.46)	$(0.02)	$(0.87)
Diluted	$(0.03)	$(0.46)	$(0.02)	$(0.87)
CASH DIVIDENDS PER COMMON SHARE	$—	$0.06	$—	$0.12
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)		(Amounts in thousands)
NET INCOME (LOSS)	$285	$(6,555)	$1,200	$(10,714)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on securities available-for-sale	981	292	1,597	(185)
Tax effect	(378)	(81)	(614)	102

Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	603	211	983	(83)

Reclassification adjustment for realized gains	(844)	—	(888)	—
Tax effect	325	—	342	—

Reclassification adjustment for realized gains, net of tax amount	(519)	—	(546)	—

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	84	211	437	(83)

COMPREHENSIVE INCOME (LOSS)	$369	$(6,344)	$1,637	$(10,797)

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2010 and 2009

						Retained	Accumulated
						earnings	other	Total
	Common Stock		Preferred			(accumulated	comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Surplus	deficit)	income (loss)	equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2008	11,536,500	$11,537	$—	$—	$88,030	$48,070	$2,007	$149,644
Net loss	—	—	—	—	—	(10,714)	—	(10,714)
Shares issued under stock option plan	8	—	—	—	1	—	—	1
Preferred stock issued	—	—	36,000	—	—	—	—	36,000
Preferred stock discount	—	—	(1,731)	—	—	—	—	(1,731)
Warrants issued	—	—	—	1,731	—	—	—	1,731
Discount accretion on preferred stock	—	—	153	—	—	(153)	—	—
Stock option compensation	—	—	—	—	37	—	—	37
Cash dividends declared	—	—	—	—	—	(1,658)	—	(1,658)
Preferred stock dividends	—	—	—	—	—	(820)	—	(820)
Shares issued in acquisition of American Community	4,593,132	4,593	—	—	26,469	—	—	31,062
Other comprehensive income	—	—	—	—	—	—	(83)	(83)

BALANCE, JUNE 30, 2009	16,129,640	$16,130	$34,422	$1,731	$114,537	$34,725	$1,924	$203,469

BALANCE, DECEMBER 31, 2009	16,129,640	16,130	46,152	3,581	114,574	(31,080)	2,909	152,266
Net income	—	—	—	—	—	1,200	—	1,200
Restricted stock issued	15,000	15	—	—	(15)	—	—	—
Discount accretion on preferred stock	—	—	309	—	—	(309)	—	—
Stock option compensation:
stock options	—	—	—	—	38	—	—	38
restricted stock	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	(1,233)	—	(1,233)
Other comprehensive income	—	—	—	—	—	—	437	437

BALANCE, JUNE 30, 2010	16,144,640	$16,145	$46,461	$3,581	$114,602	$(31,422)	$3,346	$152,713

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,200	$(10,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premiums on investment securities	467	215
Provision for loan losses	10,193	27,007
Net gain on sales of mortgage loans	(3,210)	(8,001)
Other than temporary impairment of investments	266	180
Increase in cash surrender value of life insurance	(398)	(466)
Depreciation and amortization	1,532	1,252
Loss on sale of premises and equipment	8	—
Net loss on other real estate owned	1,199	151
Gain on sale of available-for-sale securities	(888)	—
Amortization of core deposit intangible	660	575
Deferred tax provision (benefit)	4,523	(9,316)
Stock based compensation expense	43	37
Originations of mortgage loans held-for-sale	(179,429)	(1,140,114)
Proceeds from sales of mortgage loans	182,812	1,076,902
Decrease in capital lease obligations	17	—
Decrease in accrued interest receivable	263	56
Decrease (increase) in other assets	941	(2,274)
Increase (decrease) in accrued interest payable	776	(608)
Increase (decrease) in other liabilities	(1,511)	8,489

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19,464	$(56,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(83,414)	(20,723)
Proceeds from sales of available-for-sale securities	29,180	—
Proceeds from maturities of available-for-sale securities	30,939	32,978
(Increase) decrease in loans	4,997	(44,904)
Acquisition of American Community	—	2,043
Purchases of premises and equipment	(2,332)	(2,655)
Purchase of Federal Home Loan Bank stock	—	(2,385)
Proceeds from redemption of Federal Home Loan Bank stock	—	1,851
Proceeds from sale of premises and equipment	—	170
Proceeds from the sale of foreclosed real estate	4,115	1,126

NET CASH USED IN INVESTING ACTIVITIES	$(16,515)	$(32,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	$26,355	$27,857
Net increase in time certificates	105,331	155,312
Net decrease in borrowed funds	(4,846)	(108,873)
Dividends paid	(1,233)	(2,092)
Proceeds from the issuance of preferred stock and warrants	—	36,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,607	108,204
NET INCREASE IN CASH AND CASH EQUIVALENTS	128,556	19,076
CASH AND CASH EQUIVALENTS:
Beginning of period	92,337	26,022

End of period	$220,893	$45,098

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$16,478	17,327
Income taxes, net of refunds	5	5,857
Noncash investing and financing activities:
Unrealized gain on investment securities available for sale, net of tax effect	983	(83)
Transfer from loans to foreclosed real estate	9,164	5,857
Issuance of shares in acquisition of American Community	—	31,062
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Company acquired American Community Bancshares Inc. (“American Community”) on April 17, 2009. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010. Operating results, for the three and six months ended June 30, 2010, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, and the results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.
2. New Accounting Standards
Recently Adopted Accounting Standards
In the second quarter of 2010, additional guidance was issued under the Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses. In July, 2010 the Company adopted the new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations. However, it will increase the amount of disclosures in the notes to the consolidated financial statements.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

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
3. Stock-based Compensation
During the three and six months ended June 30, 2010, 4,000 and 25,200 options were vested, respectively. During the three and six months ended June 30, 2009, 5,400 and 26,600 options were vested, respectively. At June 30, 2010, there were 76,900 options unvested and 190,000 shares available for future grants of options under the Omnibus Plan.
During the second quarter of 2010, there were 10,000 shares of restricted stock granted at a fair value of $4.99 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. There were 5,000 shares of restricted stock granted at a fair value of $3.71 per share during the first quarter of 2010. A total of 15,000 shares of restricted stock are nonvested as of June 30, 2010. There were no options granted during the first six months of 2010. During the second quarter of 2009, there were 3,000 options granted at a weighted average fair value of $2.79 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009: dividend yield of 3.288%, expected volatility of 52.315%, risk-free interest rate of 2.03%, and expected life of 5.5 years.
The compensation expense related to options and restricted shares was $23,552 for the three-month period ending June 30, 2010 and $43,302 for the six-month period ending June 30, 2010. As of June 30, 2010, there was $240,499 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.7 years. The compensation expense related to options was $17,399 for the three-month period ending June 30, 2009 and $36,513 for the six-month period ending June 30, 2009.
There were no options exercised during the three and six months ended June 30, 2010. Cash received from the options exercised during the three and six months ended June 30, 2009 was $119.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

4. Investment Securities
Investment securities at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$2,000	$12	$—	$2,012
After 1 but within 5 years	7,304	180	22	7,462
After 5 but within 10 years	14,946	854	—	15,800

	24,250	1,046	22	25,274

Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	1,396	23	—	1,419
After 5 but within 10 years	5,706	415	—	6,121
After 10 years	27,424	1,803	2	29,225

	34,526	2,241	2	36,765

Collateralized mortgage obligations due:
After 5 but within 10 years	13,177	123	71	13,229
After 10 years	73,328	829	191	73,966

	86,505	952	262	87,195

Private label collateralized mortgage obligations due:
After 10 years	2,284	5	245	2,044

	2,284	5	245	2,044

State and municipal securities due:
Within 1 year	2,382	45	—	2,427
After 1 but within 5 years	11,095	399	—	11,494
After 5 but within 10 years	15,462	540	2	16,000
After 10 years	25,255	781	89	25,947

	54,194	1,765	91	55,868

Common and preferred stocks due:
After 10 years	1,112	23	1	1,134

	1,112	23	1	1,134

Total available-for-sale securities	$202,871	$6,032	$623	$208,280

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	December 31, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,996	$124	$—	$5,120
After 1 but within 5 years	19,364	502	—	19,866
After 5 but within 10 years	17,506	451	49	17,908

	41,866	1,077	49	42,894

Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	765	7	—	772
After 1 but within 5 years	3,198	45	5	3,238
After 5 but within 10 years	7,704	376	—	8,080
After 10 years	37,237	1,560	4	38,793

	48,904	1,988	9	50,883

Collateralized mortgage obligations due:
After 5 but within 10 years	4,930	126	—	5,056
After 10 years	19,621	551	10	20,162

	24,551	677	10	25,218

Private label collateralized mortgage obligations due:
After 10 years	2,652	1	366	2,287

	2,652	1	366	2,287

State and municipal securities due:
Within 1 year	5,725	55	—	5,780
After 1 but within 5 years	14,016	488	—	14,504
After 5 but within 10 years	15,273	394	16	15,651
After 10 years	25,038	547	142	25,443

	60,052	1,484	158	61,378

Common and preferred stocks:
After 10 years	1,118	68	5	1,181

	1,118	68	5	1,181

Total available-for-sale securities	$179,143	$5,295	$597	$183,841

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At June 30, 2010, $36.8 million of the Bank’s mortgage-backed securities were pass-through securities and $89.2 million were collateralized mortgage obligations. At December 31, 2009, $50.9 million of the Bank’s mortgage-backed securities were pass-
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

through securities and $27.5 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.
Gross realized gains on the sale of securities for the three and six months ended June 30, 2010 were $844,320 and $888,319, respectively. There were no gross realized gains or losses on sale of securities for the three or six months ended June 30, 2009.
Investment securities with carrying values of approximately $100,731,751 and $103,074,382 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. Securities that have been in a loss position for twelve months or more at June 30, 2010 include one mortgage-backed security, six municipal securities and one private label collateralized mortgage obligation. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2009 include one mortgage-backed security, three municipal securities and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired (“OTTI”). It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis.
If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement. At June 30, 2010 and December 31, 2009, there were no securities available-for-sale deemed to be materially OTTI.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(Amounts in thousands)
June 30, 2010
Securities available-for-sale:
U.S. government agencies	$5,227	$22	$—	$—	$5,227	$22
Government sponsored agencies:
Mortgage-backed securities	—	—	140	2	140	2
Collateralized mortgage obligations	24,656	262	—	—	24,656	262
Private label collateralized mortgage obligations	—	—	1,564	245	1,564	245
State and municipal securities	2,537	40	1,986	51	4,523	91
Common and preferred stocks	—	—	5	1	5	1

Total temporarily impaired securities	$32,420	$324	$3,695	$299	$36,115	$623

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(Amounts in thousands)
December 31, 2009
Securities available-for-sale:
U.S. government agencies	$4,201	$49	$—	$—	$4,201	$49
Government sponsored agencies:
Residential mortgage-backed securities	29	5	142	4	172	9
Collateralized mortgage obligation	285	10	—	—	285	10
Private label collateralized mortgage obligations	—	—	1,758	366	1,758	366
State and municipal securities	6,545	113	1,049	45	7,594	158
Common and preferred stocks, and other	16	3	5	2	21	5

Total temporarily impaired securities	$11,076	$180	$2,954	$417	$14,031	$597

The aggregate cost of the Company’s cost method investments totaled $13,802,668 at June 30, 2010 and $14,107,329 at December 31, 2009. Cost method investments at June 30, 2010 include $10,539,400 in FHLB stock and $3,263,268 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at June 30, 2010. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with three exceptions. The Company’s investment in a financial services company was considered to be OTTI and $27,925 was charged-off in the first six months of 2010. In addition, the Company’s investment in a local community bank was considered to be OTTI and $226,236 was charged-off in the first six months of 2010. During the first six months of 2009, the Company’s investment in Silverton Financial Services and the Company’s investment in a financial services company were considered to be OTTI and $151,722 and $27,771 were charged-off, respectively.
5. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2010, the Company had commitments outstanding of $324.4 million for additional loan amounts. Commitments of Sidus, the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $8.8 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At June 30, 2010, Sidus had $141.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $190.0 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The Bank had $0.8 million of loans held-for-sale that were in process as of June 30, 2010. See Note 8 for additional disclosures on these derivative financial instruments.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

6. Earnings Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the quarter ended June 30, 2010 excludes 15,000 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Basic EPS denominator:

Weighted average number of common shares outstanding	16,129,640	15,322,043	16,129,640	13,439,725

Dilutive effect arising from assumed exercise of stock options	—	—	—	—

Diluted EPS denominator	16,129,640	15,322,043	16,129,640	13,439,725
For the three months ended June 30, 2010 and 2009, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter ended June 30, 2010, there were 578,962 warrants and stock options outstanding to purchase shares of the Company’s common stock not considered dilutive at a price range of $3.84 to $19.07 per share. During the quarter ended June 30, 2009, 605,683 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $6.68 per share. These non-dilutive shares had exercise prices ranging from $6.87 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three and six months ended June 30, 2009 due to the Company’s loss position for those periods.
7. Shareholders’ Equity
On June 30, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share to all common shareholders of record on July 13, 2009, and payable July 31, 2009. The dividend reduced shareholders’ equity by $967,806. There were no cash dividends paid to common shareholders during the quarter ended June 30, 2010.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”). The Company did not repurchase any common shares during the first six months of 2010 or 2009. There were no 2008 purchase plans or repurchases in 2008. Under the 2007 plan, the Company repurchased a total of 71,281 common shares at an average price of $17.10 per share during 2007. There are 28,719 common shares available to purchase under the 2007 plan at June 30, 2010. However, the Company will be subject to
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

restrictions on share repurchases for so long as it remains a participant in the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program. Generally, the Company must obtain Treasury’s consent for any repurchases that would be made prior to July 24, 2012 (the third anniversary of the second of the Company’s two issuances of securities under this program), and the Company will be prohibited from making any repurchases at any time that it is delinquent in making dividend payments on the Treasury preferred stock.
The Bank has committed to regulators that we will maintain a Tier 1 Leverage Ratio of 8%. The recent increase in liquidity caused the Bank to fall below this level. The Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of the Bank, and infusing additional capital at the Bank level. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position.
8. Derivatives
The Company currently has derivative instrument contracts consisting of interest rate swaps and interest rate lock commitments and commitments to sell mortgages. The primary objective for each of these contracts is to minimize interest rate risk. The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods. The Company does not enter into derivative financial instruments for speculative or trading purposes. For derivatives that are economic hedges, but are not designated as hedging instruments or otherwise do not qualify for hedge accounting treatment, all changes in fair value are recognized in non-interest income during the period of change.
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used for interest rate risk management purposes. The interest rate swaps each have a notional amount of $525,000, representing the amount of outstanding fixed-rate receivables and obligations outstanding at June 30, 2010, and are included in other assets and other liabilities at their fair value of $162,000. The Company had a gain of $162,000 on the interest rate swap asset and a loss of $162,000 on the interest rate swap liability. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
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
At June 30, 2010, Sidus had $141.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $190.0 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $103,000 at June 30, 2010. The fair value of the interest rate lock commitments recorded in assets was $394,000 at June 30, 2010. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $85,345 and $55,199, respectively, for the three months ended June 30, 2010, and are included in other income.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $3,925 and $61,910, respectively, for the six months ended June 30, 2010, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $276,501 and $98,115, respectively, for the three months ended June 30, 2009, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and losses related to forward sales commitments were $118,150 and $39,621, respectively, for the six months ended June 30, 2009, and are included in other income. At December 31, 2009, Sidus had $97.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $147.2 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $(790,608). The fair value of the forward sales commitments recorded in assets was $1,020,177.
9. Allowance for Loan Losses
The Company calculated an allowance for loan losses of $44.3 million at June 30, 2010 as compared to $48.6 million at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.
Changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
	(Amounts in thousands)
Balance, December 31, 2009 and 2008	$48,625	$22,355
Charge-offs	(15,580)	(3,323)
Recoveries	1,068	204
Provision for loan losses	10,193	27,007

Allowance for Loan Losses	$44,306	$46,243

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	June 30, 2010	December 31, 2009
	(Amounts in thousands)
Impaired loans under $100,000 that are not individually reviewed	$5,826	$6,001
Impaired loans without a related allowance for loan losses	21,545	16,959
Impaired loans with a related allowance for loan losses	32,285	24,497
Impaired loans acquired without a related allowance for loan losses	3,174	2,515
Impaired loans acquired with subsequent deterioration and related allowance for loan loss	—	2,725

Total impaired loans	$62,830	$52,697

Allowance for loan losses related to impaired loans	$9,370	$10,971

Nonaccrual loans	$50,853	$36,255
Troubled debt restructured loans	8,184	5,544
Other impaired loans*	3,793	10,898

Total impaired loans	$62,830	$52,697

*	Other impaired loans consists of loans for which regular payments are still received but for which some uncertainty exists regarding whether the full contractual amounts will be collected in accordance with the terms of the loan agreement.
Impaired loans acquired from American Community without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired from American Community with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to impaired loans.
The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

		Fair Value
	Contractual	Adjustment
	Principal	(nonaccretable	Carrying
	Receivable	difference)	Amount
		(Amounts in thousands)
As of April 17, 2009 acquisition date	$14,513	$3,825	$10,688
Change due to payment received	(457)	(63)	(394)
Transfer to foreclosed real estate	(4,339)	(266)	(4,073)
Change due to charge-offs	(4,329)	(2,999)	(1,330)

Balance at December 31, 2009	5,388	497	4,891

Change due to payment received	(214)	(20)	(194)
Transfer to foreclosed real estate	(9)	(159)	150
Change due to charge-offs	(386)	(246)	(140)

Balance at June 30, 2010	$4,779	$72	$4,707

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

At June 30, 2010, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $4,707,054 with allowances for loan losses of $468,059. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.
10. Fair Value
The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, interest rate swaps, mortgage servicing rights, interest rate lock commitments and forward sale loan commitments are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held-for-investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to fair value or the lower of cost or market value.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended June 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Interest Rate Swaps
Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following table presents a rollforward of interest rate swaps from December 31, 2009 to June 30, 2010 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2009	$—	$—
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	162	(162)

Balance, June 30, 2010	$162	$(162)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Interest Rate Locks and Forward Loan Sale Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The Company classifies the fair value of these interest rate lock commitments and commitments to sell mortgages as Level 2. At June 30, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $394,000 and $(103,000) respectively. At December 31, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(790,608) and $1,020,177, respectively. Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. There have been no changes in valuation techniques for the quarter ended June 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at fair value on a recurring basis. A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
The following table presents a rollforward of mortgage servicing rights from December 31, 2009 to June 30, 2010 and December 31, 2008 to June 30, 2009 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(Amounts in thousands)
Balance, December 31, 2009 and 2008	$1,918	$1,745
Capitalized	181	497
Gains/losses included in other income	(139)	(764)

Balance, June 30, 2010 and 2009	$1,960	$1,478

Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value on a recurring basis. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held-for-sale as Level 2. At June 30, 2010 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, at quarter end the Company’s loans held-for-sale were carried at cost. There have been no changes in valuation techniques for the quarter ended June 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Impaired Loans
The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, the majority of impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO on a nonrecurring basis. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The carrying value of OREO at June 30, 2010 is $18,194,864. At December 31, 2009 the carrying value of OREO was $14,344,599. For the periods ending June 30, 2010 and December 31, 2009, all OREO was recorded as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2010. The fair value tables include only those foreclosed properties that were written down subsequent to the initial transfer to OREO. Valuation techniques are consistent with techniques used in prior periods.
Assets subjected to recurring fair value adjustments:

June 30, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$25,274	$—	$25,274	$—
Government sponsored agencies:
Residential mortgage-backed securities	36,765	—	36,765	—
Collateralized mortgage obligations	87,195	—	87,195	—
Private label collateralized mortgage obligations	2,044	—	2,044	—
State and municipal securities	55,868	—	55,868	—
Common and preferred stocks	1,134	1,134	—	—
Interest rate swap- asset	162	—	—	162
Interest rate swap- liability	(162)	—	—	(162)
Interest rate lock commitments	394	—	394	—
Forward loan sale commitments	(103)	—	(103)	—
Mortgage servicing rights	1,960	—	—	1,960
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

December 31, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$42,894	$—	$42,894	$—
Government sponsored agencies:
Residential mortgage-backed securities	50,883	—	50,883	—
Collateralized mortgage obligations	25,218	—	25,218	—
Private label collateralized mortgage obligations	2,287	—	2,287	—
State and municipal securities	61,378	—	61,378	—
Common and preferred stocks	1,181	1,181	—	—
Interest rate lock commitments	(791)	—	(791)	—
Forward loan sale commitments	1,020	—	1,020	—
Mortgage servicing rights	1,918	—	—	1,918
Assets subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Other real estate owned at June 30, 2010	$2,666	$—	$—	$2,666
Other real estate owned at December 31, 2009	2,510	—	—	2,510
Impaired loans at June 30, 2010	22,915	—	—	22,915
Impaired loans at December 31, 2009	16,251	—	—	16,251
Cost method investments at June 30, 2010	872	—	—	872
Cost method investments at December 31, 2009	115	—	—	115
In accordance with accounting for foreclosed property, other real estate owned with a carrying amount of $19.2 million was written down to the fair value of $18.2 million, resulting in a loss of $1.0 million, which was included in earnings for the six months ended June 30, 2010. The carrying value of OREO at June 30, 2009 was $7.8 million with a $151,000 loss included in earnings for the first six months of 2009.
There were no transfers between valuation levels for any assets during the quarter ended June 30, 2010. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

11. Financial Instruments
The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
		(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$220,893	$220,893	$92,337	$92,337
Investment securities	208,280	208,280	183,841	183,841
Loans and loans held-for-sale, net	1,653,011	1,591,100	1,677,538	1,676,845
Accrued interest receivable	7,520	7,520	7,783	7,783
Federal Home Loan Bank stock	10,539	10,539	10,539	10,539
Investment in Bank owned life insurance	24,852	24,852	24,454	24,454
Interest rate swap — asset	162	162	—	—
Interest rate lock commitments	394	394	(791)	(791)
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	679,713	679,713	653,358	653,358
Time deposits	1,273,725	1,271,317	1,168,394	1,185,405
Borrowed funds	118,621	117,726	123,468	124,947
Accrued interest payable	3,791	3,791	3,015	3,015
Interest rate swap — liability	(162)	(162)	—	—
Forward loan sale commitments	(103)	(103)	1,020	1,020
The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.
For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the lower of cost or market as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0%.
The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.
The investment in bank-owned life insurance represents the cash value of the policies at June 30, 2010 and December 31, 2009. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2010 and December 31, 2009, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

The fair values of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. The Company’s credit risk is not material to calculation of fair value because these borrowings are collateralized.
The carrying values of accrued interest receivable and accrued interest payable approximates fair values due to the short-term duration.
Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.
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
Goodwill relating to the Sidus acquisition is evaluated by management on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. During the quarter ended June 30, 2010, there were no events or circumstances that indicated possible impairment and no additional testing was performed.
13. Business Segment Information
The Company has two reportable segments, including the Bank and Sidus, a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia and West Virginia. The following table details the results of operations for the first three and six months of 2010 and 2009 for the Bank and for Sidus.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	Bank	Sidus	Other	Total
		(Amounts in thousands)
For Three Months Ended June 30, 2010
Interest income	$23,835	$413	$—	$24,248
Interest expense	8,409	54	187	8,650

Net interest income	15,426	359	(187)	15,598

Provision for loan losses	5,580	229	—	5,809

Net interest income (loss) after provision for loan losses	9,846	130	(187)	9,789
Other income	3,609	1,876	(33)	5,452
Other expense	12,834	2,021	125	14,980

Income (loss) before income taxes (benefit)	621	(15)	(345)	261
Income taxes	(24)	—	—	(24)

Net income(loss)	$645	$(15)	$(345)	$285

Total assets	$2,217,984	$59,823	$(37,626)	$2,240,181
Net loans	1,603,469	—	—	1,603,469
Loans held for sale	816	48,726	—	49,542
Goodwill	—	4,944	—	4,944

For Six Months Ended June 30, 2010
Interest income	$48,274	$764	$—	$49,038
Interest expense	16,201	63	369	16,633

Net interest income	32,073	701	(369)	32,405
Provision for loan losses	9,964	229	—	10,193

Net interest income (loss) after provision for loan losses	22,109	472	(369)	22,212
Other income	6,244	3,211	(222)	9,233
Other expense	25,892	3,399	221	29,512

Income (loss) before income taxes (benefit)	2,461	284	(812)	1,933
Income taxes (benefit)	733	—	—	733

Net income(loss)	$1,728	$284	$(812)	$1,200

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($32,477 in 2010), the Bank’s Investment in Sidus ($3,000 in 2010), and the Bank’s A/R from Sidus ($12 in 2010). Also included in this column are Holding Company assets ($2,137 in 2010) and Holding Company income and expenses.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	Bank	Sidus	Other	Total
		(Amounts in thousands)
For Three Months Ended June 30, 2009
Interest income	$24,410	$1,414	$—	$25,824
Interest expense	7,889	141	239	8,269

Net interest income	16,521	1,273	(239)	17,555

Provision for loan losses	16,407	51	—	16,458

Net interest income (loss) after provision for loan losses	114	1,222	(239)	1,097
Other income	2,810	4,793	142	7,745
Other expense	16,307	2,680	205	19,192

Income (loss) before income taxes (benefit)	(13,383)	3,335	(302)	(10,350)
Income taxes	(3,795)	—	—	(3,795)

Net income(loss)	$(9,588)	$3,335	$(302)	$(6,555)

Total assets	$2,198,972	$130,287	$(170,899)	$2,158,360
Net loans	1,592,849	2,005	—	1,594,854
Loans held for sale	985	120,157	—	121,142
Goodwill	61,566	4,944	—	66,510

For Six Months Ended June 30, 2009
Interest income	$40,971	$2,452	$—	$43,423
Interest expense	15,237	272	445	15,954

Net interest income	25,734	2,180	(445)	27,469
Provision for loan losses	26,946	62	—	27,008

Net interest income (loss) after provision for loan losses	(1,212)	2,118	(445)	461
Other income	4,474	7,992	417	12,883
Other expense	25,672	4,814	361	30,847

Income (loss) before income taxes (benefit)	(22,410)	5,296	(389)	(17,503)
Income taxes (benefit)	(6,789)	—	—	(6,789)

Net income(loss)	$(15,621)	$5,296	$(389)	$(10,714)

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($175,000 in 2009), the Bank’s Investment in Sidus ($3,000 in 2009), and the Bank’s A/R from Sidus ($119 in 2009). Also included in this column are Holding Company assets ($1,893 in 2009) and Holding Company income and expenses.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

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
This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2009 as filed with the SEC and the following:
•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, which could be exacerbated by potential climate change, and international instability;

•	changes in deposit flows;
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

•	changes in accounting principles, policies or guidelines;

•	changes in the assessment of whether a deferred tax valuation allowance is necessary;

•	our ability to maintain internal control over financial reporting;

•	our reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	our ability to retain our existing customers, including our deposit relationships;

•	the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations. Additionally, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S. U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.
Overview
The following discussion describes our results of operations for the three and six months periods ended June 30, 2010 and 2009 and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

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
Effective at the beginning of business on April 17, 2009, the Company acquired 100% of the outstanding common stock of American Community and its subsidiary American Community Bank, headquartered in Charlotte, NC. American Community had $529.4 million in tangible assets, including $416.3 million in loans and $14.4 million in tangible equity at the closing date. Results of operations for the quarter ended June 30, 2010 reflect the impact of the acquisition.
Changes in Financial Position
Total assets at June 30, 2010 were $2,240.2 million, an increase of $126.6 million, or 6.0%, compared to assets of $2,113.6 million at December 31, 2009. This increase was mainly due to an increase of interest bearing deposits from $2.6 million as of December 31, 2009 to $184.6 million as of June 30, 2010. The loan portfolio, net of allowance for losses, was $1,603.5 million compared to $1,627.8 million at December 31, 2009. Gross loans held-for-investment decreased by $28.7 million, or 1.7%. The allowance for loan losses decreased $4.3 million driven primarily by decreases in gross loans as well as a decrease in criticized loans not considered impaired. Allowance for loan losses assessed on classified loans decreased as improvements were made in the calculation of potential losses related to classified loans. Beginning in the first quarter of 2010, we began to incorporate twelve month averages of default trends and historical charge-offs, rather than the single point we used in prior quarters, which resulted in decreased reserves of $4.5 million within the general allowance portfolio. This decrease resulted as the Company noted that loss estimates and actual charge-offs data for the previous 12 month period varied from management estimates made at December 31, 2009 (using data as of a single point in time) as an overage loss experience over a period of time is a better indicator of expected losses than loss experience at a single point in time. We believe that these twelve month averages result in a more accurate calculation of probable loss. Offsetting the resulting decrease related to classified loans and decreases in loan balances were increases in other factors impacted by increased past dues, nonaccruals and charge-offs.
Mortgage loans held-for-sale decreased by $0.2 million, or 0.3%, from December 31, 2009 to June 30, 2010 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. More loans held-for-sale were sold during the quarter ended June 30, 2010 than the quarter ended December 31, 2009, which reduced the amount outstanding. Mortgage loans closed in the first six months of 2010 ranged from a low of $40.4 million in February to a high of $75.0 million in June and totaled $337.2 million. Mortgage loans closed during the six months ended June 30, 2009 totaled $1,140 million. The slowdown in refinance activity and overall decrease in real estate sales, contributed to the decrease in gains on sales of mortgages and to the decreased volume in mortgage loans originated and sold.
The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of June 30, 2010, the Company had reserves for mortgage loans sold of $1.9 million, and charges against reserves for the six months ended June 30, 2010 were $198,000. For the year-ended December 31, 2009, the Company recorded $1.4 million in provision expense related to potential repurchase and warranties exposure on the $1,600 million in loan sales that occurred
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

during that year. For the year ended December 31, 2009, the Company repurchased $182,800 of mortgage loans sold and recorded actual charges against reserves totaling $356,000.
The securities portfolio increased from $183.8 million at December 31, 2009, to $208.3 million at June 30, 2010, an increase of $24.4 million. The portfolio is comprised of securities of U.S. government agencies (12.1%), mortgage-backed securities (60.5%), state and municipal securities (26.8%), and publicly traded common and preferred stocks (0.6%). Temporary investments, including federal funds sold, increased from approximately $93,000 at December 31, 2009 to $6.1 million at June 30, 2010.
Other assets decreased $6.0 million due to a decrease in income tax receivables and related deferred tax assets as well as decreases in prepaid expenses and miscellaneous assets. OREO increased $3.9 million due to foreclosures in the amount of $9.2 million less dispositions of $4.1 million and losses of $1.2 million during the year.
Deposits increased $131.7 million, or 7.2%, comparing June 30, 2010 to December 31, 2009. Overall, noninterest-bearing demand deposits increased $3.1 million, or 1.5%, NOW, savings, and money market accounts increased $23.3 million, or 5.2%, Certificates of deposit (“CODs”) over $100,000 decreased $44.7 million, or 8.0%, and other CODs increased $150.0 million, or 24.7%. The Bank promoted one or more special money market account and COD rates during the first quarter which attributed to the majority of the increase in other CODs.
Borrowed funds decreased $4.8 million or 3.9% comparing June 30, 2010 to December 31, 2009. Repurchase agreements decreased $4.1 million, while advances from FHLB and overnight borrowings decreased slightly. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $39.0 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.
Other liabilities and accrued interest payable combined decreased by $0.7 million, or 5.1%, from December 31, 2009 to June 30, 2010. A decrease in the fair value of forward loan sales commitments of $1.1 million offset by higher interest payable on the higher deposit base contributed to the decrease.
Overall, the Company continues its effort to build liquidity through core deposits and short-term borrowings and is slow to reinvest this increased liquidity at current rates which resulted in decreases in loans and increases in cash.
At June 30, 2010, total shareholders’ equity was $152.7 million, or a book value of $6.58 per common share, compared to $152.3 million, or a book value of $6.58 per common share, at December 31, 2009. The Company’s equity to assets ratio was 6.82% and 7.20%, at June 30, 2010 and December 31, 2009, respectively.
The following table sets forth the Company’s and the Bank’s various capital ratios as of June 30, 2010, and December 31, 2009. The Company and the Bank exceeded the minimum regulatory capital ratios as of June 30, 2010, as well as the ratios to be considered “well capitalized.” The Bank has committed to regulators that we will maintain a Tier 1 Leverage Ratio of 8%. The recent increase in liquidity caused the Bank to fall below this level. The Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of the Bank, and infusing additional capital at the Bank level. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	June 30, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital ratio	10.9%	10.7%	10.6%	10.3%
Tier 1 risk-based capital ratio	9.7%	9.4%	9.4%	9.0%
Leverage ratio	7.8%	7.5%	8.4%	8.0%
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
Capital adequacy is an important indicator of financial stability and performance. In order to be considered “well capitalized”, the Bank must exceed total risk-based capital ratios of 10%, and Tier 1 risk-based capital ratios of 6% and leverage ratios of 5%. Our goal has been to maintain a “well-capitalized” status for the Bank since failure to meet or exceed this classification affects how regulatory applications for certain activities, including acquisitions, and continuation and expansion of existing activities, are evaluated and could make our customers and potential investors less confident in our Bank.
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 19.5% at June 30, 2010 compared to 11.9% at December 31, 2009. Additional liquidity is provided by $142.6 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $106.4 million available for use as a source of collateral. At June 30, 2010, brokered deposits totaled $60.8 million, or 3.1% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at June 30, 2010.
The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At June 30, 2010, the balance of funds acquired through the One-Way Buy product totaled $34.5 million, compared to $70.4 million at June 30, 2009.
Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers’ interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At June 30, 2010, CDARS® reciprocal deposits totaled $13.7 million, compared to $19.7 million at June 30, 2009.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

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
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used for interest rate risk management purposes. The interest rate swaps each have a notional amount of $525,000, representing the amount of outstanding fixed-rate receivables and obligations outstanding at June 30, 2010, and are included in other assets and other liabilities. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
From January 1, 2009 through June 29, 2010, participants in our 401(k) Profit Sharing Plan purchased shares of our common stock for an aggregate purchase price of approximately $308,000. These transactions may not have been exempt from the registration requirements of federal securities laws, and we did not seek to register these transactions under such laws. Accordingly, the shares of our common stock purchased in the 401(k) Profit Sharing Plan may have been purchased in violation of federal securities laws and may be subject to rescission. In order to address this issue, we are considering making a rescission offer to the purchasers of those shares; however, we are restricted from making any such offer at this time due to our participation in the CPP. If a rescission offer is made and accepted by all offerees, we could be required to make aggregate payments to those participants of up to approximately $308,000, excluding statutory interest. At this time we are not aware of any claims for rescission against us and we do not expect our aggregate exposure under federal securities laws to exceed approximately $308,000, excluding statutory interest.
Results of Operations
Net income for the three-month period ended June 30, 2010 was $285,000 before preferred dividends, compared to a net loss of $6.6 million in the same period of 2009. Net loss available to common shareholders for the three-month period ended June 30, 2010 was $486,000. Net loss available to common shareholders for the three-month period ended June 30, 2009 was $7.1 million. Basic and diluted losses per common share were $0.03 for the three-month period ended June 30, 2010. Basic and diluted losses per common share were $0.46 for the three month period ended June 30, 2009. On an annualized basis, second quarter results represent a return on average assets of (0.09)% at June 30, 2010 compared to (1.27)% at June 30, 2009, and a return on average equity of (1.26)% compared to (12.81)% at June 30, 2009.
Net income for the six month period ended June 30, 2010 was $1.2 million before preferred dividends, compared to a net loss of $10.7 million in the same period of 2009. Net loss available to common shareholders for the six months ended June 30, 2010 was $342,000, compared to a net loss available to common shareholders of $11.7 million for the six months ended June 30, 2009. Basic and diluted losses per common share were $0.02 for the six months ended June 30, 2010. Basic and diluted losses per common share were $0.87 for the six months ended June 30, 2009. On an annualized basis, year-to-date results represent a return on average assets of (0.03)% at June 30, 2010 compared to (1.19)% at June 30, 2009, and a return on average equity of (0.45)% compared to (10.66)% at June 30, 2009.
Net Interest Income
Net interest income, the largest contributor to earnings, decreased $2.0 million or 11.2% to $15.6 million in the second quarter of 2010, compared with $17.6 million in the same period of 2009. The decrease was attributable to an increase in average interest bearing liabilities over 2009 resulting in increased expenses coupled with the compression of loan
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

interest related to increased charge-offs. The net interest margin decreased to 3.12% in the second quarter of 2010 from 3.80% in the second quarter of 2009. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the second quarter of 2010 decreased to 2.99% as compared to 2.90% in the second quarter of 2009.
Net interest income for the six months ended June 30, 2010 increased to $32.4 million from $27.5 million when compared to the same period in 2009. Additional net interest income earned by American Community of $6.0 million in the first six months of 2010 as compared to $2.3 million in 2009 contributed to the increase. The net interest margin decreased to 3.28% in the first six months of 2010 from 3.37% in the first six months of 2009.
The decrease in margin year over year was driven by the repricing of interest-bearing liabilities to market rates as the liabilities matured. The Company is asset sensitive, whereby assets adjust more quickly than liabilities to interest rate changes. Wall Street Journal prime rates declined 400 basis points in 2008, which led to assets repricing more quickly than liabilities. A comparison of the first six months of 2010 and 2009 shows that yield on earning assets decreased by 40 basis points, while the cost on interest bearing liabilities decreased 38 basis points. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Interest Rates Earned and Paid

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$1,771	$2	0.25%	$4,309	$2	0.09%
Interest-bearing deposits	172,680	181	0.21%	6,199	21	0.68%
Investment securities (1)	180,470	3,904	4.36%	172,262	3,832	4.49%
Total loans (1)(2)(6)	1,685,544	45,503	5.44%	1,488,518	40,037	5.42%

Total interest-earning assets	2,040,465	49,590	4.90%	1,671,288	43,892	5.30%

Non-earning assets	139,284			149,294

Total assets	$2,179,749			$1,820,582

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$395,115	1,611	0.82%	$295,754	1,515	1.03%
Savings	54,682	71	0.26%	43,236	57	0.27%
Time certificates	1,230,794	13,788	2.26%	912,012	12,976	2.87%

Total interest bearing deposits	1,680,591	15,470	1.86%	1,251,002	14,548	2.35%
Repurchase agreements sold	47,600	204	0.86%	55,715	341	1.23%
Borrowed funds (7)	74,158	959	2.61%	130,039	1,066	1.65%

Total interest-bearing liabilities	1,802,349	16,633	1.86%	1,436,756	15,955	2.24%

Non-interest bearing deposits	206,090			168,093
Shareholders’ equity	154,196			202,766
Other liabilities	17,114			12,967

Total average liabilities and shareholders’ equity	$2,179,749			$1,820,582

Net interest income (3) and interest rate spread (5)		$32,957	3.04%		$27,937	3.05%

Net interest margin (4)			3.28%			3.37%

(1)	Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense used to fund tax-exempt assets.

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense. (4) Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2010 and 2009 includes $1,021 and $2,414, respectively, in accretion of fair market value adjustments related to recent mergers (7) Interest expense on deposits and borrowings in 2010 and 2009 includes $621 and $172, respectively, in accretion of fair market value adjustments related to recent mergers.
Provisions and Allowance for Loan Losses
Adequacy of the allowance or reserve for loan losses of the Bank is a significant estimate that is based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these loss reserve levels, management also considers the
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

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
The Bank calculated an allowance for loan losses of $44.3 million at June 30, 2010, or 2.69% of loans held-for-investment, as compared to $48.6 million, or 2.90% of loans held-for-investment, at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due to decreases in gross loans as well as a decrease in the impairment of criticized loans. Increases in non-performing loans partially offset these decreases as the weak economic environment continued to take a toll on numerous borrowers’ ability to pay as scheduled. This has resulted in increased loan delinquencies, and in some cases impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.
Out of the $44.3 million in total allowance for loans losses at June 30, 2010, the allowance for impaired loans accounted for $9.4 million, down from $12.8 million and $11.0 million from March 31, 2010 and December 31, 2009, respectively. The remaining general allowance, $34.9 million, was attributed to performing loans and was up from $32.6 million at March 31, 2010 but down from $37.6 million at December 31, 2009. The decrease in the general allowance was driven primarily by a decrease in qualitative factors in the model as improvements were made in the calculation of potential losses related to classified loans and improvements in economic factors. The general allowance increase from March 31, 2010 was primarily due to an increase in substandard and watch loans, offset by an overall decrease in unimpaired nonclassified loans. The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Beginning in the first quarter of 2010, multiple data points were made to incorporate twelve month averages of default trends and historical charge-offs for classified loans. The use of twelve month average data is a better assessment of losses associated with classified loans as opposed to a single data point used in prior quarters to ensure that the analysis incorporates the most current and statistically relevant trends. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified. Also contributing to the decrease in the general allowance for loan losses was a decrease in gross loans as of June 30, 2010 as compared to December 31, 2009. Offsetting the decreases in qualitative factors related to classified loans and decreases in loan balances were increases in other qualitative factors including increasing past dues, nonaccruals and increased charge-offs.
Net loan charge-offs (recoveries) were $14.5 million , or 1.74% (annualized), of average loans, for the six months ended June 30, 2010 compared to $3.1 million, or 0.42% (annualized), of average loans for the six months ended June 30, 2009. These 2010 charge-offs are for impaired loans that had been previously provided for in the allowance for loan losses; therefore, the specific reserves decreased as charge-offs increased since additional impairments were not identified. The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all loan types. The following is a summary of charge-offs by loan category:
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	For the six months ended		For the six months ended
	June 30, 2010		June 30, 2009
		Net charge-offs		Net charge-offs
Loan Type		to average		to average
(Amounts in thousands)	Net Charge-offs	loans	Net Charge-offs	loans
Construction	$8,899	1.06%	$405	0.05%
Commercial, financial and other	1,384	0.17%	1,462	0.20%
Mortgage	1,317	0.16%	172	0.02%
Commercial real estate	1,989	0.24%	250	0.03%
Installment loans	276	0.03%	333	0.05%
Revolving 1-4 family loans	648	0.08%	498	0.07%

Total	$14,513	1.74%	$3,120	0.42%

Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired, are reviewed periodically in order to determine if a specific allowance is required. Charge-off history, credit administration’s determination of loan impairment and risk grades, and other internal and external qualitative factors are primary considerations in calculating the allowance for loan losses. The risk grades are based on several factors including historical data, current economic factors, and assessments of individual credits within specific loan types. Because these factors are dynamic, the provision for loan losses can fluctuate. Periodic credit quality reviews performed on a sample basis are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment (except where the sale of the asset is considered to be the primary source of repayment).
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
As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows and the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of material loans if the appraisal is greater than 12 months old. Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve. In estimating reserve levels, the Bank aggregates the remaining loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

loan as additional criteria to allocate the allowance. The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are adjusted for other factors that are not necessarily captured in the historical loss ratios. Internal environmental factors applied to performing loan pools include past-due and nonaccrual trends, risk grade migration trends, loan concentrations, and the assessment of underwriting and servicing. Loss factors for past-due and nonaccrual loans decreased during the quarter ended June 30, 2010, while loss factors for loan concentrations remained relatively the same. Factors for underwriting and servicing decreased due to the introduction of a more robust underwriting platform and a centralized Spread Analyst Department within the credit area. External environmental factors include interest rate trends which remained the same, unemployment rate trends which decreased slightly, and other regulatory conditions which decreased as improvements were made in internal controls.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of June 30, 2010. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures; however, recent improvement in loan delinquencies provides cautious optimism that this downturn may be slowing, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.
Our real estate portfolio has approximately $337.0 million of construction loans, $637.2 million of commercial real estate loans, $216.9 million in first lien mortgage loans, $207.8 million in home equity lines of credit, and $4.9 million in junior lien mortgage loans as of June 30, 2010. We consider our construction and junior lien mortgage loans to be the riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or spec houses. The majority of these borrowers are having financial difficulties. Normally, these loans are repaid with the proceeds from the sale of the developed property. We are also seeing declines in commercial real estate values and a greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Our analysis has resulted in significant charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $8.9 million and $2.0 million, respectively, for the six months ended June 30, 2010, an increase of $8.5 million and $1.7 million from the six months ended June 30, 2009. These charge-offs are primarily represented in the decrease in specific reserves in the allowance for loan losses.
As of June 30, 2010, $30.1 million of our real estate loans had interest reserves including both borrower and bank funded. Even though, the Company has implemented review policies to identify and monitor all loans with interest reserves, there is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

As of June 30, 2010, the allowance for loan losses was $44.3 million, or 2.69%, of gross loans held-for-investment. This allowance level compares with $48.6 million, or 2.90%, of loans held-for-investment at December 31, 2009, and $46.2 million, or 2.82%, at June 30, 2009.
Nonperforming Assets
Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) increased from $50.6 million to $69.0 million and from 2.39% to 3.08% of total assets as of December 31, 2009 and June 30, 2010, respectively. Total OREO increased from approximately $14.3 million at December 31, 2009 to $18.2 million at June 30, 2010. Total nonaccrual loans increased from $36.3 million, or 2.10% of total loans, at December 31, 2009 to $50.9 million, or 3.00% of total loans, at June 30, 2010. The increases in nonaccrual loans, impaired loans, and OREO are the result of continued economic softening in our markets during the past six months. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which we believe the probability of collection is uncertain and written down OREO where we believe net realizable values have declined. Allowance for nonperforming loans accounted for $9.4 million, down from $11.0 million at year end. This decrease is partially due to charge-offs as the balance of impaired loans is increasing.
The increase in nonperforming loans from December 31, 2009 to June 30, 2010 is related primarily to continued deterioration in the Bank’s overall construction and commercial real estate loan portfolio. The total number of loans on nonaccrual has decreased from 322 to 291 since December 31, 2009. The average non-accrual loan balance was $112,000 and $175,000 as of December 31, 2009 and June 30, 2010, respectively. At June 30, 2010, 90% of the non-accrual loans were secured by real estate.
The largest amount of nonaccrual loans for one customer totaled $4.5 million of land development loans which have been written down to net realizable value during the second quarter, and no specific reserve was assigned to these loans based on the result of the quarterly impairment analysis. Nonaccrual loans also included three other large relationships totaling $3.3 million, $2.6 million and $2.5 million, respectively. The first relationship consists of commercial real estate and C&I loans with specific reserves of $872,000. The second relationship consists of construction loans with no specific allowances due to the fact that the value of collateral exceeds the current loan balances. The third relationship is a non real estate loan, with specific allowances of $454,761. These loans were placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and dismal future industry outlook. Reserves were established based on recent valuations of collateral, industry outlook and the customer’s ability to pay.
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
Impaired loans consist of nonperforming loans, troubled debt restructured loans, and other impaired loans for which regular payments are still received, but some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreements. The following table is a breakdown of all impaired loans by type:
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

	June 30, 2010		December 31, 2009
		% of		% of
		Total		Total
	Balance	Loans	Balance	Loans
		(in thousands)
Construction	$27,963	1.65%	$27,786	1.66%
Commercial, financial, and other	6,723	0.40%	5,085	0.30%
Mortgage	7,627	0.45%	8,891	0.53%
Commercial real estate	18,031	1.06%	10,244	0.61%
Installment loans	410	0.02%	677	0.04%
Open end, unsecured	2,076	0.12%	14	0.00%

Total impaired	$62,830	3.70%	$52,697	3.14%

Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $2.3 million, or 29.6%, comparing the second quarters of 2010 and 2009. A decrease in the gain on sale of mortgages of $2.9 million offset by $0.8 million of gains on sales of available-for-sale securities made up the majority of the decrease. Service charges on deposit accounts were down by $49,000 or 3.2% and other service fees were down by $448,000 or 32.8%. Total noninterest income for the six months ended June 30, 2010 was $9.2 million, a decrease of $3.6 million or 28.2%, from $12.9 million for the six months ended June 30, 2009. A decrease in the gain on sale of mortgages of $4.8 million offset by $0.9 million of gains on sales of available-for-sale securities made up the majority of the decrease. Service charges on deposit accounts were up by $341,000 or 13.2% and other service fees were down by $672,000 or 27.7%. These decreases were offset by the impact of income generated from the American Community acquisition for the full six months of 2010 as compared to three months in 2009.
The following table presents certain noninterest income accounts that were significantly impacted by the American Community acquisition for the first six months of the year.

	Six Months	Increase/	American	Increase/(decrease)
	Ended	(decrease)	Community	excluding American
	June 30, 2010	over 2009	region	Community region
Service charges on deposit accounts	$2,924	$341	$846	$(505)
Other service fees	1,758	(672)	183	(855)
Net gain on sales of mortgage loans	3,210	(4,791)	—	(4,791)
Gains on sales of securities	888	888	—	888
Income on investment in bank owned life insurance	398	(68)	—	(68)
Mortgage banking income	116	630	—	630
Other than temporary impairment of securities	(266)	(87)	—	(87)
Other income	205	138	74	64
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

•	Service charges on deposit accounts decreased for the quarter as total NSF fees (a major component of service charges) decreased $109,000, or 12.5% compared to the second quarter of 2009. ATM service charge income was up by $48,000, or 46.3%. NOW, savings, and money market account service charges decreased 2.7%.

•	Service charges on deposit accounts increased for the first six months of the year as total NSF fees (a major component of service charges) increased $112,000, or 8.1% due primarily to the addition of American Community. ATM service charge income was up by $110,000, or 59.9%. NOW, savings, and money market account service charges increased 14.0%.
The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which is effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts have estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees. We are currently evaluating the potential impact of Regulation E on our service charges and developing alternatives to mitigate the potential impact.
•	The decrease in other service fees for the quarter was due primarily to decreases in commissions and fees on mortgages originated and commissions and fees on mutual funds and annuities. Quarter-to-date, commission and fees on mortgages originated decreased $376,000, or 58.9%, and commissions and fees on mutual funds and annuities decreased $43,000, or 80.0% as compared to the previous year. Year-to-date commission and fees on mortgages originated decreased $482,000, or 44.5%, and commissions and fees on mutual funds and annuities decreased $133,000, or 84.5% as compared to the previous year. Management is uncertain of the impact that the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 will have on other service fees.

•	Net gain in the sale of mortgages for the quarter decreased approximately $2.9 million, or 60.9% as total loans originated and sold decreased due to lower market-related refinancing activities. Mortgage loans originated decreased from $576.6 million in the second quarter of 2009 to $191.5 million in the second quarter of 2010. Year-to-date, gain on sale of mortgage loans decreased by $4.8 million or 59.9%.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 18.4% during the three month period ended June 30, 2010. Year-to-date income on BOLI decreased by 14.6%.

•	Mortgage banking income increased approximately $267,000 to a gain for the quarter of $60,000 due to a balancing of the mortgage servicing rights (“MSR”) and an increase in the servicing fees received. Year-to-date mortgage banking income increased $630,000.

•	Other income increased by approximately $123,000 for the quarter and $138,000 for the year due primarily to additional rent income from American Community.
Noninterest Expense
Total noninterest expenses were $15.0 million for the second quarter of 2010, compared to $19.2 million in the same period of 2009, a decrease of $4.2 million, or 21.9%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Management uses the following non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provides users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. Noninterest expense to average assets for the quarter ended June 30, 2010 and 2009 was 0.67%, and 0.92%, respectively. Efficiency ratios for 2010 and 2009 were 68.75% and 73.44%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income.
Noninterest expenses were $29.5 million for the six months ended June 30, 2010, compared to $30.8 million for the same period of 2009, a decrease of $1.3 million or 4.2%.
The following table presents certain noninterest expense accounts that were significantly impacted by the American Community acquisition for the first six months of the year.

	Six Months	Increase	American	Increase
	Ended	(decrease)	Community	excluding American
	June 30, 2010	over 2009	region	Community region
Salaries and employee benefits	$13,604	$(322)	$1,786	$(2,108)
Occupancy expenses	3,922	752	765	(13)
Printing and supplies	533	29	53	(24)
Data processing expenses	697	137	—	137
Communication expenses	894	242	245	(3)
Advertising expenses	382	(207)	12	(219)
FDIC assessments	2,118	(341)	—	(341)
Loss on other real estate owned	1,199	1,048	73	975
Other expenses	6,163	(2,644)	500	(3,144)
•	Quarter-to-date, salaries and employee benefit expenses decreased by $1.4 million, or 16.4%. The major components of this decrease are summarized as follows: Salaries and wages decreased by $561,000; and salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, increased $38,000, directly offsetting the decrease in wages. Employee incentive expense decreased $504,000. Other personnel expenses decreased $146,000. Commission expenses decreased by $157,000 as mortgage origination production at the Bank decreased.

Year-to-date, salaries and employee benefit expenses decreased by $322,000, or 2.3%. The major components of this decrease are summarized as follows: Salaries and wages increased by $1.0 million related to the American Community acquisition. Salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, increased $223,000, directly offsetting the increase in wages. These increased cost deferrals were a product of increases in loan volume due to the addition of American Community. These increases were offset by the reduction in the employee incentive expense of $1.3 million. Commission expenses decreased by $199,000 as mortgage origination production at the Bank decreased.

•	Occupancy and equipment expenses increased by $114,000, or 6.2% for the quarter and $752,000 or 23.7% year-to-date. The increase attributable to the addition of the American Community branches.

•	Printing and supplies decreased by $13,000, or 4.8%, comparing the second quarter 2010 with the second quarter 2009 as consolidation of American Community vendors and supplies is completed.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Increases attributable to the addition of the American Community branches, contributed to the increase of $29,000 for the first six months of 2010 as compared to the first six months of 2009.
•	Data processing expense decreased $43,000, or 10.0% for the quarter and increased $137,000, or 24.5% for the year, due primarily to the addition of American Community as well as the outsourcing of nightly processing to an outside company beginning in June 2009.

•	Communication expense increased $106,000 or 32.2% for the second quarter compared to the second quarter of 2009. Year-to-date communication expense increased $242,000, or 37.1%, with $245,000 attributable to American Community expenses. Excluding American Community, communication expense decreased $3,000.

•	Advertising and marketing expense decreased $9,000, or 4.2% for the quarter and $207,000, or 35.1% year-to-date. The decreases are due to the fact that in the prior year, additional advertising and marketing campaigns were initiated due to the merger with American Community, and the introduction of new products.

•	FDIC assessment expenses decreased $509,000 for the quarter and $341,000 for the year, due to additional assessments imposed by the FDIC in 2009, including a one-time assessment of $1.0 million.

•	Loss on sale of other real estate owned increased $265,000 compared to the second quarter of 2009. This loss increased to $1.2 million for the first six months of 2010 as compared to $151,000 for the first six months of 2009 due to increased foreclosures and significant declines in real estate values over the past year.

•	Quarter-to-date other operating expenses (including attorney fees, accounting fees, loan collection fees and amortization of core deposit intangibles) decreased approximately $2.8 million, or 47.1%. The decrease was driven by $2.2 million of non-recurring 2009 acquisition costs related to the American Community merger.

Year-to-date other operating expenses (including attorney fees, accounting fees, loan collection fees and amortization of core deposit intangibles) decreased approximately $2.6 million, or 30.0%. The decrease was driven by non-recurring 2009 acquisition costs of $2.3 million.
Income Tax Expense
Income tax benefit for the second quarter of 2010 was $24,000 compared to $3.8 million in the second quarter of 2009, a decrease of 99.4%. The effective tax rate for the second quarter of 2010 was (8.8)% compared to (36.7)% for the same period of 2009. The decrease is attributable to net income incurred in the second quarter of 2010 compared to the net loss incurred in the second quarter of 2009.
Income tax expense for the six months ended June 30, 2010 was $733,000 compared to income tax benefit of $6.8 million for the six months ended June 30, 2009, an increase of 110.8%. Increase in income tax expense was due to net income incurred for the first six months of 2010 as compared to a net loss for the first six months of 2009. The effective tax rate for the six months ended June 30, 2010 was 37.9% compared to (38.8)% for the same period of 2009.
Our net deferred tax asset was $10.9 million and $12.4 million at June 30, 2010 and December 31, 2009, respectively. This decrease is related to the elimination of certain temporary differences. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including recent earnings
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

trends and projected earnings, asset quality, etc. As of June 30, 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future.
Management believes that the Bank’s strong history of earnings since the inception of the bank, and particularly over the past 10 years, shows the Company has been profitable historically. The Company has no history of expiration of loss carryforwards, and improvements in both net interest margin and the stabilization of credit losses should enable the Company to continue these earnings trends. We believe our positive earnings trend, starting with the fourth quarter of 2009 and continuing to the present, coupled with our forecasted earnings over the next three years provides positive evidence to support a conclusion that a valuation allowance is not needed. Management’s past projections have proven to be close to actual results verifying the reliability of management’s forecasting methodology. Management closely monitors the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance which is called the cumulative loss test. Negatively, in 2009 we incurred a loss which did result in the failure of the cumulative loss test; however, excluding the goodwill impairment, as it is a loss of infrequent nature and is an aberration rather than a continuing condition, the Company passed the cumulative loss test by $4.6 million. As of June 30, 2010, the Company did not pass the cumulative loss test by $4.4 million; although, with the pre-tax impact of management’s considerations, the Company feels confident that this deficit is recoverable. The 2010 deficit is reflected in the following table:
June 30, 2010 Cumulative Loss Test

	2007*	2008	2009	2010**	Total
		(Amounts in thousands)
Income (loss) before income taxes	$10,519	$5,108	$(83,933)	$2,378	$(65,928)
Goodwill impairment	—	—	61,566		61,566

	10,519	5,108	(22,367)	2,378	$(4,362)

*	3rd and 4th Quarters of 2007

**	1st and 2nd Quarters of 2010
The Company’s loss carryforwards for the tax period ending December 31, 2009 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009. The expiration of the loss carryforwards for the tax period ending December 31, 2009 are as follows:

	Net Operating Loss	Tax Benefit
	Carryforward at June	Recorded at
	30, 2010 June	30, 2010	Expiration
	(Amounts in thousands)
Cardinal State Bank acquisition	$2,424	$848	2029
American Community Bank acquisition	1,361	463	2030

Total Loss Carryforwards	$3,785	$1,311

Deferred tax assets of $14.3 million reduced by $3.4 million in carryback capacity, resulted in a net deferred tax asset of approximately $10.9 million as of June 30, 2010. Deferred tax assets of $19.3 million as of December 31, 2009, reduced by $6.9 million in carryback capacity, resulted in a net deferred tax asset of approximately $12.4 million. Management believes that it is more likely than not that the Company will return to profitability and generate taxable income sufficient to realize the remaining $10.9 million in deferred tax assets.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

The Company is not relying upon any tax planning strategies or offset of deferred tax liabilities due to the strength of the positive evidence in management’s evaluation of the Company’s earnings trend.

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
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
Part II. Other Information

Item 1.	Legal Proceedings
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Item 6.	Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation
BY:	/s/ William A. Long
William A. Long, President and Chief Executive Officer

BY:	/s/ Jan H. Hollar
Jan H. Hollar, Principal Accounting Officer,
Executive Vice President and Chief Financial Officer

August 4, 2010
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2010