Form 10-Q
period 2010-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2010-10-29
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Common shares outstanding as of October 29, 2010, par value $1.00 per share, were 16,144,640.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2010 and 2009

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2010 and December 31, 2009
(Amounts in thousands, except share data)

	September 30,	December 31,*
	2010	2009
ASSETS
Cash and due from banks	$32,112	$89,668
Federal funds sold	2,427	93
Interest-bearing deposits	108,665	2,576
Securities available-for-sale at fair value (amortized cost $283,316 in 2010 and $179,143 in 2009)	289,718	183,841
Gross loans	1,641,387	1,676,448
Less: allowance for loan losses	44,735	48,625

Net loans	1,596,652	1,627,823

Loans held-for-sale	76,199	49,715
Accrued interest receivable	8,176	7,783
Premises and equipment, net	45,368	43,642
Foreclosed real estate	22,480	14,345
Federal Home Loan Bank stock, at cost	9,784	10,539
Investment in bank-owned life insurance	25,103	24,454
Goodwill	4,944	4,944
Core deposit intangible (net of accumulated amortization of $7,310 in 2010 and $6,335 in 2009)	5,212	6,186
Other assets	43,949	48,003

Total Assets	$2,270,789	$2,113,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$205,856	$207,850
Interest-bearing deposits:
NOW, savings and money market accounts	467,731	445,508
Time certificates:
$100 or more	531,892	560,825
Other	776,012	607,569

Total Deposits	1,981,491	1,821,752

Short-term borrowings	47,278	44,467
Long-term borrowings	71,996	79,000
Capital lease obligations	2,411	2,437
Accrued interest payable	3,715	3,015
Other liabilities	13,237	10,675

Total Liabilities	2,120,128	1,961,346

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 49,312 issued and outstanding in 2010, 49,312 shares issued and outstanding in 2009	46,616	46,152
Common stock, $1 par value, 50,000,000 shares authorized; 16,144,640 issued and outstanding in 2010 and 16,129,640 issued and outstanding in 2009	16,145	16,130
Warrants	3,581	3,581
Surplus	114,627	114,574
Accumulated deficit	(34,265)	(31,080)
Accumulated other comprehensive income	3,957	2,909

Total Shareholders’ Equity	150,661	152,266

Total Liabilities and Shareholders’ Equity	$2,270,789	$2,113,612

*	Derived from audited financial statements
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three and Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$22,921	$24,731	$68,337	$64,694
Interest on federal funds sold	1	19	3	22
Interest and dividends on securities:
Taxable	1,562	1,311	3,941	3,849
Non-taxable	534	566	1,588	1,463
Interest-bearing deposits	110	10	297	31

TOTAL INTEREST INCOME	25,128	26,637	74,166	70,059

INTEREST EXPENSE
Time deposits of $100 or more	3,503	4,517	10,138	11,351
Other time and savings deposits	4,699	3,005	13,534	10,718
Borrowed funds	618	734	1,781	2,141

TOTAL INTEREST EXPENSE	8,820	8,256	25,453	24,210

NET INTEREST INCOME	16,308	18,381	48,713	45,849
PROVISION FOR LOAN LOSSES	7,879	18,286	18,072	45,293

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,429	95	30,641	556

NON-INTEREST INCOME:
Service charges on deposit accounts	1,539	1,577	4,463	4,160
Other service fees	985	1,189	2,743	3,619
Net gain on sales and fees of mortgage loans	2,683	2,751	5,893	10,752
Gain on sale of available-for-sale securities	1	—	889	—
Income on investment in bank-owned life insurance	251	235	649	701
Mortgage banking income (loss)	53	7	169	(507)
Other than temporary impairment of equity securities	(115)	(175)	(380)	(355)
Other income	175	94	379	163

TOTAL NON-INTEREST INCOME	5,572	5,678	14,805	18,533

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,248	7,762	21,852	21,688
Occupancy and equipment expense	2,298	1,858	6,220	5,028
Printing and supplies	169	345	702	849
Data processing	380	349	1,077	909
Amortization of core deposit intangible	315	327	975	902
Communications expense	445	372	1,339	1,024
Advertising expense	362	357	744	946
FDIC assessment expense	1,122	973	3,240	3,433
Loan collection fees	307	370	868	595
Attorney fees	223	469	446	992
Net loss on other real estate owned	585	1,218	1,784	1,369
Acquisition costs	—	292	—	2,594
Goodwill impairment	—	61,566	—	61,566
Other expenses	2,918	2,490	7,637	7,672

TOTAL NON-INTEREST EXPENSES	17,372	78,748	46,884	109,567

LOSS BEFORE INCOME TAXES	(3,371)	(72,975)	(1,438)	(90,478)
INCOME TAX BENEFIT	(1,299)	(4,716)	(566)	(11,505)

NET LOSS	(2,072)	(68,259)	(872)	(78,973)
Preferred stock dividend and accretion of preferred stock discount	771	708	2,313	1,681

NET LOSS TO COMMON SHAREHOLDERS	$(2,843)	$(68,967)	$(3,185)	$(80,654)

NET LOSS PER COMMON SHARE:
Basic	$(0.18)	$(4.28)	$(0.20)	$(5.62)
Diluted	$(0.18)	$(4.28)	$(0.20)	$(5.62)
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
NET LOSS	$(2,072)	$(68,259)	$(872)	$(78,973)

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	994	1,860	2,591	1,674
Tax effect	(382)	(717)	(997)	(614)

Unrealized holding gains on securities available-for-sale, net of tax amount	612	1,143	1,594	1,060

Reclassification adjustment for realized gains	(1)	—	(889)	—
Tax effect	—	—	343	—

Reclassification adjustment for realized gains, net of tax amount	(1)	—	(546)	—

OTHER COMPREHENSIVE INCOME, NET OF TAX	611	1,143	1,048	1,060

COMPREHENSIVE INCOME (LOSS)	$(1,461)	$(67,116)	$176	$(77,913)

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CODENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009

						Retained	Accumulated
						earnings	other	Total
	Common Stock		Preferred			(accumulated	comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Surplus	deficit)	income (loss)	equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2008	11,536,500	$11,537	$—	$—	$88,030	$48,070	$2,007	$149,644

Net loss	—	—	—	—	—	(78,973)	—	(78,973)
Shares issued under stock option plan	8	—	—	—	1	—	—	1
Preferred stock issued	—	—	49,312	—	—	—	—	49,312
Preferred stock discount	—	—	(3,581)	—	—	—	—	(3,581)
Warrants issued	—	—	—	3,581	—	—	—	3,581
Discount accretion on preferred stock	—	—	287	—	—	(287)	—	—
Stock option compensation	—	—	—	—	55	—	—	55
Cash dividends declared	—	—	—	—	—	(1,394)	—	(1,394)
Preferred stock dividends	—	—	—	—	—	(1,658)	—	(1,658)
Shares issued in acquisition of American Community	4,593,132	4,593	—	—	26,469	—	—	31,062
Other comprehensive income	—	—	—	—	—	—	1,060	1,060

BALANCE, SEPTEMBER 30, 2009	16,129,640	$16,130	$46,018	$3,581	$114,555	$(34,242)	$3,067	$149,109

BALANCE, DECEMBER 31, 2009	16,129,640	16,130	46,152	3,581	114,574	(31,080)	2,909	152,266

Net loss	—	—	—	—	—	(872)	—	(872)
Restricted stock issued	15,000	15	—	—	(15)	—	—	—
Discount accretion on preferred stock	—	—	464	—	—	(464)	—	—
Stock option compensation:
stock options	—	—	—	—	63	—	—	63
restricted stock	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	(1,849)	—	(1,849)
Other comprehensive income	—	—	—	—	—	—	1,048	1,048

BALANCE, SEPTEMBER 30, 2010	16,144,640	$16,145	$46,616	$3,581	$114,627	$(34,265)	$3,957	$150,661

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CODENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(872)	$(78,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premiums on investment securities	1,487	476
Provision for loan losses	18,072	45,293
Net gain on sales of mortgage loans	(5,893)	(10,752)
Other than temporary impairment of investments	380	355
Increase in cash surrender value of life insurance	(649)	(701)
Depreciation and amortization	2,314	2,024
Loss on sale of premises and equipment	8	127
Net loss on other real estate owned	1,784	1,369
Gain on sale of available-for-sale securities	(889)	—
Impairment of goodwill	—	61,566
Amortization of core deposit intangible	975	902
Deferred tax provision (benefit)	4,537	(9,314)
Stock based compensation expense	68	55
Originations of mortgage loans held-for-sale	(559,491)	(1,392,024)
Proceeds from sales of mortgage loans	538,900	1,405,794
Decrease in capital lease obligations	26	—
Increase in accrued interest receivable	(393)	(213)
Increase in other assets	(1,518)	(9,774)
Increase (decrease) in accrued interest payable	700	(754)
Increase in other liabilities	2,510	5,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,056	$21,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	$(177,347)	$(31,229)
Proceeds from sales of available-for-sale securities	29,180	41,889
Proceeds from maturities of available-for-sale securities	43,395	8,000
Decrease in loans	(2,296)	(65,295)
Acquisition of American Community	—	2,041
Purchases of premises and equipment	(4,048)	(4,021)
Purchase of Federal Home Loan Bank stock	—	(2,385)
Proceeds from redemption of Federal Home Loan Bank stock	755	1,851
Proceeds from sale of premises and equipment	—	895
Proceeds from the sale of foreclosed real estate	5,475	3,214

NET CASH USED IN INVESTING ACTIVITIES	$(104,886)	$(45,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	$20,229	$49,141
Net increase in time certificates	139,510	102,613
Net decrease in borrowed funds	(4,193)	(125,363)
Dividends paid	(1,849)	(4,204)
Proceeds from the issuance of preferred stock and warrants	—	49,312

NET CASH PROVIDED BY FINANCING ACTIVITIES	153,697	71,499

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,867	47,665

CASH AND CASH EQUIVALENTS:
Beginning of period	92,337	26,022

End of period	$143,204	$73,687

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

YADKIN VALLEY FINANCIAL CORPORATION
CODENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,609	27,908
Income taxes, net of refunds	13	2,897
Noncash investing and financing activities:
Unrealized gain on investment securities available for sale, net of tax effect	1,594	1,061
Transfer from loans to foreclosed real estate	15,395	9,498
Issuance of shares in acquisition of American Community	—	31,062
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The Company acquired American Community Bancshares Inc. (“American Community”) on April 17, 2009. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010. Operating results, for the three and nine months ended September 30, 2010, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, and the results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.
2. New Accounting Standards
Recently Adopted Accounting Standards
In the second quarter of 2010, additional guidance was issued under the Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses. In July, 2010 the FASB issued the new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations. However, it will increase the amount of disclosures in the notes to the consolidated financial statements.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
3. Stock-based Compensation
During the three and nine months ended September 30, 2010, 1,100 and 26,300 options were vested, respectively. During the three and nine months ended September 30, 2009, 100 and 26,700 options were vested, respectively. At September 30, 2010, there were 75,800 options unvested and 190,000 shares available for future grants of options under the Omnibus Plan.
There were no shares of restricted stock granted during the third quarter of 2010. During the second quarter of 2010, there were 10,000 shares of restricted stock granted at a fair value of $4.99 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. There were 5,000 shares of restricted stock granted at a fair value of $3.71 per share during the first quarter of 2010. A total of 15,000 shares of restricted stock are nonvested as of September 30, 2010. There were no options granted during the first nine months of 2010. During the third quarter of 2009, there were 5,000 options granted at a weighted average fair value of $3.607 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009: dividend yield of 0.00%, expected volatility of 56.90%, risk-free interest rate of 2.59%, and expected life of 5.5 years.
The compensation expense related to options and restricted shares was $24,938 for the three-month period ending September 30, 2010 and $68,241 for the nine month period ending September 30, 2010. As of September 30, 2010, there was $215,560 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.4 years. The compensation expense related to options was $18,416 for the three-month period ending September 30, 2009 and $54,929 for the nine month period ending September 30, 2009.
There were no options exercised during the three and nine months ended September 30, 2010. Cash received from the options exercised during the nine months ended September 30, 2009 was $119. There were no options exercised during the three months ended September 30, 2009.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

4. Investment Securities
Investment securities at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
After 1 but within 5 years	$12,079	$537	$38	$12,578
After 5 but within 10 years	8,624	764	—	9,388

	20,703	1,301	38	21,966

Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	1,211	40	—	1,251
After 5 but within 10 years	8,436	649	—	9,085
After 10 years	23,354	1,211	18	24,547

	33,001	1,900	18	34,883

Collateralized mortgage obligations due:
After 5 but within 10 years	12,619	169	17	12,771
After 10 years	143,714	858	895	143,677

	156,333	1,027	912	156,448

Private label collateralized mortgage obligations due:
After 10 years	2,196	20	189	2,027

	2,196	20	189	2,027

State and municipal securities due:
Within 1 year	2,379	33	—	2,412
After 1 but within 5 years	10,787	431	24	11,194
After 5 but within 10 years	21,001	1,023	—	22,024
After 10 years	35,803	1,858	56	37,605

	69,970	3,345	80	73,235

Common and preferred stocks:	1,113	47	1	1,159

Total available-for-sale securities	$283,316	$7,640	$1,238	$289,718

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

	December 31, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,996	$124	$—	$5,120
After 1 but within 5 years	19,364	502	—	19,866
After 5 but within 10 years	17,506	451	49	17,908

	41,866	1,077	49	42,894

Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	765	7	—	772
After 1 but within 5 years	3,198	45	5	3,238
After 5 but within 10 years	7,704	376	—	8,080
After 10 years	37,237	1,560	4	38,793

	48,904	1,988	9	50,883

Collateralized mortgage obligations due:
After 5 but within 10 years	4,930	126	—	5,056
After 10 years	19,621	551	10	20,162

	24,551	677	10	25,218

Private label collateralized mortgage obligations due:
After 10 years	2,652	1	366	2,287

	2,652	1	366	2,287

State and municipal securities due:
Within 1 year	5,725	55	—	5,780
After 1 but within 5 years	14,016	488	—	14,504
After 5 but within 10 years	15,273	394	16	15,651
After 10 years	25,038	547	142	25,443

	60,052	1,484	158	61,378

Common and preferred stocks:	1,118	68	5	1,181

Total available-for-sale securities	$179,143	$5,295	$597	$183,841

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At September 30, 2010, $34.9 million of the Bank’s mortgage-backed securities were pass-through securities and $158.5 million were collateralized mortgage obligations. At December 31, 2009, $50.9 million of the Bank’s mortgage-backed securities
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

were pass-through securities and $27.5 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.
Gross realized gains on the sale of securities for the nine months ended September 30, 2010 were $889,000. There were $990 in gross realized gains for the three months ended September 30, 2010. There were no gross realized gains or losses on sale of securities for the three or nine months ended September 30, 2009.
Investment securities with carrying values of approximately $103.1 million at September 30, 2010 and December 31, 2009 were pledged as collateral for public deposits and for other purposes as required or permitted by law.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. Securities that have been in a loss position for twelve months or more at September 30, 2010 include one mortgage-backed security, one municipal securities and one private label collateralized mortgage obligation. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2009 include one mortgage-backed security, three municipal securities and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis.
If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement. At September 30, 2010 and December 31, 2009, there were no securities available-for-sale deemed to have OTTI.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
September 30, 2010	Fair value	losses	Fair value	losses	Fair value	losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,913	$38	$—	$—	$4,913	$38
Government sponsored agencies:
Mortgage-backed securities	1,147	16	138	2	1,285	18
Collateralized mortgage obligations	90,896	912	—	—	90,896	912
Private label collateralized mortgage obligations	—	—	1,559	189	1,559	189
State and municipal securities	4,442	72	290	8	4,732	80
Common and preferred stocks	—	—	6	1	6	1

Total temporarily impaired securities	$101,398	$1,038	$1,993	$200	$103,391	$1,238

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair value	losses	Fair value	losses	Fair value	losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,201	$49	$—	$—	$4,201	$49
Government sponsored agencies:
Residential mortgage-backed securities	29	5	142	4	172	9
Collateralized mortgage obligation	285	10	—	—	285	10
Private label collateralized mortgage obligations	—	—	1,758	366	1,758	366
State and municipal securities	6,545	113	1,049	45	7,594	158
Common and preferred stocks, and other	16	3	5	2	21	5

Total temporarily impaired securities	$11,076	$180	$2,954	$417	$14,031	$597

The aggregate cost of the Company’s cost method investments totaled $12.9 million at September 30, 2010 and $14.1 million at December 31, 2009. Cost method investments at September 30, 2010 include $9,784,300 in FHLB stock and $3,149,267 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at September 30, 2010. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with the following exceptions. The Company’s investment in a financial services company was considered to be OTTI and approximately $87,000 was charged-off in the first nine months of 2010. In addition, the Company’s investment in two local community banks were considered to be OTTI and approximately $292,000 was charged-off in the first nine months of 2010. During the first nine months of 2009, the Company’s investment in Silverton Financial Services and the Company’s investment in two financial services companies were considered to be OTTI and $151,722, $171,036, and $32,140 were charged-off, respectively.
5. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2010, the Company had commitments outstanding of $294.2 million for additional loan amounts. Commitments of Sidus, the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $8.8 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At September 30, 2010, Sidus had $232.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $308.2 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The Bank had $50,000 of loans held-for-sale that were in process as of September 30, 2010. See Note 8 for additional disclosures on these derivative financial instruments.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

6. Net Income (Loss) Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the quarter ended September 30, 2010 excludes 15,000 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic EPS denominator:
Weighted average number of common shares outstanding	16,129,640	16,129,632	16,129,640	14,356,544
Dilutive effect arising from assumed exercise of stock options	—	—	—	—

Diluted EPS denominator	16,129,640	16,129,632	16,129,640	14,356,544
For the three months ended September 30, 2010 and 2009, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter ended September 30, 2010, there were 566,901 warrants and stock options outstanding to purchase shares of the Company’s common stock not considered dilutive at a price range of $3.84 to $19.07 per share. During the quarter ended September 30, 2009, 614,516 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price of $6.20 per share. These non-dilutive shares had exercise prices ranging from $6.36 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three and nine months ended September 30, 2009 due to the Company’s loss position for those periods.
7. Shareholders’ Equity
On September 21, 2009, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend in order to preserve capital. There were no cash dividends paid to common shareholders during the quarter ended September 30, 2010.
The payment of cash dividends by the Company in the future are subject to certain other legal and regulatory limitations (including the requirement that the Company’s capital be maintained at certain minimum levels) and will be subject to ongoing review and approval by banking regulators.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”). The Company did not repurchase any common shares during the first nine months of
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

2010 or 2009. There were no 2008 purchase plans or repurchases in 2008. Under the 2007 plan, the Company repurchased a total of 71,281 common shares at an average price of $17.10 per share during 2007. There are 28,719 common shares available to purchase under the 2007 plan at September 30, 2010. However, the Company will be subject to restrictions on share repurchases for so long as it remains a participant in the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program. Generally, the Company must obtain Treasury’s consent for any repurchases that would be made prior to July 24, 2012 (the third anniversary of the second of the Company’s two issuances of securities under this program), and the Company will be prohibited from making any repurchases at any time that it is delinquent in making dividend payments on the Treasury preferred stock.
The Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has currently fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, and decreasing the asset size of the Bank. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position.
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
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each have a notional amount of $1.3 million, representing the amount of outstanding fixed-rate receivables and obligations outstanding at September 30, 2010, and are included in other assets and other liabilities at their fair value of $223,000. The Company had a gain of $223,000 on the interest rate swap asset and a loss of $223,000 on the interest rate swap liability for the nine months ended September 30, 2010. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

At September 30, 2010, Sidus had $232.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $308.2 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $(607,000) at September 30, 2010. The fair value of the interest rate lock commitments recorded in assets was $1,088,000 at September 30, 2010. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $90,705 and $189,721, respectively, for the three months ended September 30, 2010, and are included in other income within noninterest income. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $86,780 and $251,631, respectively, for the nine months ended September 30, 2010, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $122,854 and $7,593, respectively, for the three months ended September 30, 2009, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $4,704 and $47,214, respectively, for the nine months ended September 30, 2009, and are included in other income. At December 31, 2009, Sidus had $97.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $147.2 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $(790,608). The fair value of the forward sales commitments recorded in assets was $1,020,177.
9. Allowance for Loan Losses
The Company calculated an allowance for loan losses of $44.7 million at September 30, 2010 as compared to $48.6 million at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.
Changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
	(Amounts in thousands)
Balance, December 31, 2009 and 2008	$48,625	$22,355
Charge-offs	(23,308)	(13,762)
Recoveries	1,346	384
Provision for loan losses	18,072	45,293

Allowance for Loan Losses	$44,735	$54,270

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	September 30, 2010	December 31, 2009
	(Amounts in thousands)
Impaired loans under $100,000 that are not individually reviewed	$7,546	$6,001
Impaired loans without a related allowance for loan losses	21,682	16,959
Impaired loans with a related allowance for loan losses	53,570	24,497
Impaired loans acquired without a related allowance for loan losses	1,883	2,515
Impaired loans acquired with subsequent deterioration and related allowance for loan losses	—	2,725

Total impaired loans	$84,681	$52,697

Allowance for loan losses related to impaired loans	$15,834	$10,971

Nonaccrual loans	$63,093	$36,255
Troubled debt restructured loans	14,733	5,544
Other impaired loans*	6,855	10,898

Total impaired loans	$84,681	$52,697

*	Other impaired loans consists of loans for which regular payments are still received but for which some uncertainty exists regarding whether the full contractual amounts will be collected in accordance with the terms of the loan agreement.
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
The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

		Fair Value
	Contractual	Adjustment
	Principal	(nonaccretable	Carrying
	Receivable	difference)	Amount
	(Amounts in thousands)
As of April 17, 2009 acquisition date	$14,513	$3,825	$10,688
Change due to payment received	(457)	(63)	(394)
Transfer to foreclosed real estate	(4,339)	(266)	(4,073)
Change due to charge-offs	(4,329)	(2,999)	(1,330)

Balance at December 31, 2009	5,388	497	4,891

Change due to payment received	(1,234)	(20)	(1,214)
Transfer to foreclosed real estate	(1,345)	(159)	(1,186)
Change due to charge-offs	(854)	(246)	(608)

Balance at September 30, 2010	$1,955	$72	$1,883

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

At September 30, 2010, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1,882,859 with no additional allowances for loan losses. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.
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
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended September 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Interest Rate Swaps
Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following table presents a rollforward of interest rate swaps from December 31, 2009 to September 30, 2010 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2009	$—	$—
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	223	(223)

Balance, September 30, 2010	$223	$(223)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

Interest Rate Locks and Forward Loan Sale Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The Company classifies the fair value of these interest rate lock commitments and commitments to sell mortgages as Level 2. At September 30, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $1,088,000 and $(607,000) respectively. At December 31, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(790,608) and $1,020,177, respectively. Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. There have been no changes in valuation techniques for the quarter ended September 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at fair value on a recurring basis. A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
The following table presents a rollforward of mortgage servicing rights from December 31, 2009 to September 30, 2010 and December 31, 2008 to September 30, 2009 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	2010	2009
	Fair Value	Fair Value
	(Amounts in thousands)
Balance, December 31, 2009 and 2008	$1,918	$1,745
Capitalized	342	584
Losses included in other income	(219)	(906)

Balance, September 30, 2010 and 2009	$2,041	$1,423

Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value on a recurring basis. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held-for-sale as Level 2. At September 30, 2010 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, at quarter end the Company’s loans held-for-sale were carried at cost. There have been no changes in valuation techniques for the quarter ended September 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Impaired Loans
The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, the majority of impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2010. Valuation techniques are consistent with techniques used in prior periods.
Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO on a nonrecurring basis. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The carrying value of OREO at September 30, 2010 is $22,480,059. At December 31, 2009 the carrying value of OREO was $14,344,599. For the periods ending September 30, 2010 and December 31, 2009, all OREO was recorded as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2010. The fair value tables include only those foreclosed properties that were written down subsequent to the initial transfer to OREO. Valuation techniques are consistent with techniques used in prior periods.
Assets subjected to recurring fair value adjustments:

September 30, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$21,966	$—	$21,966	$—
Government sponsored agencies:
Residential mortgage-backed securities	34,883	—	34,883	—
Collateralized mortgage obligations	156,448	—	156,448	—
Private label collateralized
mortgage obligations	2,027	—	2,027	—
State and municipal securities	73,235	—	73,235	—
Common and preferred stocks	1,159	1,159	—	—
Interest rate swap- asset	223	—	—	223
Interest rate swap- liability	(223)	—	—	(223)
Interest rate lock commitments	1,088	—	1,088	—
Forward loan sale commitments	(607)	—	(607)	—
Mortgage servicing rights	2,041	—	—	2,041
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

December 31, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$42,894	$—	$42,894	$—
Government sponsored agencies:
Residential mortgage-backed securities	50,883	—	50,883	—
Collateralized mortgage obligations	25,218	—	25,218	—
Private label collateralized
mortgage obligations	2,287	—	2,287	—
State and municipal securities	61,378	—	61,378	—
Common and preferred stocks	1,181	1,181	—	—
Interest rate lock commitments	(791)	—	(791)	—
Forward loan sale commitments	1,020	—	1,020	—
Mortgage servicing rights	1,918	—	—	1,918
Assets subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Other real estate owned at September 30, 2010	$2,989	$—	$—	$2,989
Other real estate owned at December 31, 2009	2,510	—	—	2,510
Impaired loans at September 30, 2010	37,736	—	—	37,736
Impaired loans at December 31, 2009	16,251	—	—	16,251
Cost method investments at September 30, 2010	758	—	—	758
Cost method investments at December 31, 2009	115	—	—	115
The carrying value of OREO at September 30, 2009 was $9.4 million with a $1.4 million loss included in earnings for the first nine months of 2009.
There were no transfers between valuation levels for any assets during the quarter ended September 30, 2010. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period when the assets are valued.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

11. Financial Instruments
The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Amounts in thousands)

Financial assets:
Cash and cash equivalents	$143,204	$143,204	$92,337	$92,337
Investment securities	289,718	289,718	183,841	183,841
Loans and loans held-for-sale, net	1,672,851	1,599,357	1,677,538	1,676,845
Accrued interest receivable	8,176	8,176	7,783	7,783
Federal Home Loan Bank stock	9,784	9,784	10,539	10,539
Investment in Bank owned life insurance	25,103	25,103	24,454	24,454
Interest rate swap — asset	223	223	—	—
Interest rate lock commitments	1,088	1,088	(791)	(791)
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	$673,587	$673,587	$653,358	$653,358
Time deposits	1,307,904	1,316,429	1,168,394	1,185,405
Borrowed funds	119,274	120,791	123,468	124,947
Accrued interest payable	3,715	3,715	3,015	3,015
Interest rate swap — liability	(223)	(223)	—	—
Forward loan sale commitments	(607)	(607)	1,020	1,020
The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.
For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the lower of cost or market as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0% at September 30, 2010.
The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.
The investment in bank-owned life insurance represents the cash value of the policies at September 30, 2010 and December 31, 2009. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2010 and December 31, 2009, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
All remaining goodwill at September 30, 2010 was related to Sidus. Goodwill is evaluated by management on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. During the quarter ended September 30, 2010, there were no events or circumstances that indicated possible impairment and no additional testing was performed.
13. Business Segment Information
The Company has two reportable segments, including the Bank and Sidus, a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia and West Virginia. The following table details the results of operations for the first three and nine months of 2010 and 2009 for the Bank and for Sidus.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2010
Interest income	$24,567	$561	$—	$25,128
Interest expense	8,567	45	208	8,820

Net interest income	16,000	516	(208)	16,308

Provision for loan losses	7,828	51	—	7,879

Net interest income (loss) after provision	8,172	465	(208)	8,429
for loan losses
Other income	2,988	2,684	(100)	5,572
Other expense	15,091	2,217	64	17,372

Income (loss) before income tax benefit	(3,931)	932	(372)	(3,371)
Income tax benefit	(1,299)	—	—	(1,299)

Net income (loss)	$(2,632)	$932	$(372)	$(2,072)

Total assets	$2,247,183	$87,889	$(64,283)	$2,270,789
Net loans	1,596,652	—	—	1,596,652
Loans held for sale	50	76,149	—	76,199
Goodwill	—	4,944	—	4,944

For Nine Months Ended September 30, 2010
Interest income	$72,841	$1,325	$—	$74,166
Interest expense	24,768	108	577	25,453

Net interest income	48,073	1,217	(577)	48,713
Provision for loan losses	17,791	281	—	18,072

Net interest income (loss) after provision	30,282	936	(577)	30,641
for loan losses
Other income	9,233	5,894	(322)	14,805
Other expense	40,984	5,616	284	46,884

Income (loss) before income tax benefit	(1,469)	1,214	(1,183)	(1,438)
Income tax benefit	(566)	—	—	(566)

Net income (loss)	$(903)	$1,214	$(1,183)	$(872)

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($59,180 in 2010), the Bank’s Investment in Sidus ($3,000 in 2010), and the Bank’s accounts receivable from Sidus ($50 in 2010). Also included in this column are Holding Company assets ($2,053 in 2010) and Holding Company income and expenses.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2009
Interest income	$25,968	$669	$—	$26,637
Interest expense	7,978	46	231	8,255

Net interest income	17,990	623	(231)	18,382

Provision for loan losses	18,293	(7)	—	18,286

Net interest income (loss) after provision for loan losses	(303)	630	(231)	96
Other income	1,677	2,772	186	4,635
Other expense	13,810	2,135	194	16,139
Goodwill impairment	61,566	—	—	61,566

Income (loss) before income taxes (benefit)	(74,002)	1,267	(239)	(72,974)
Income taxes (benefit)	(5,209)	494	—	(4,715)

Net income(loss)	$(68,793)	$773	$(239)	$(68,259)

Total assets	$2,169,541	$56,736	$(174,604)	$2,051,673
Net loans	1,590,497	1,559	—	1,592,056
Loans held for sale	1,210	45,700	—	46,910
Goodwill	—	4,944	—	4,944

For Nine Months Ended September 30, 2009
Interest income	$66,939	$3,121	$—	$70,060
Interest expense	23,215	319	677	24,211

Net interest income	43,724	2,802	(677)	45,849
Provision for loan losses	45,239	54	—	45,293

Net interest income (loss) after provision for loan losses	(1,515)	2,748	(677)	556
Other income	6,151	10,764	603	17,518
Other expense	39,482	6,949	555	46,986
Goodwill impairment	61,566	—	—	61,566

Income (loss) before income taxes (benefit)	(96,412)	6,563	(629)	(90,478)
Income taxes (benefit)	(14,065)	2,560	—	(11,505)

Net income(loss)	$(82,347)	$4,003	$(629)	$(78,973)

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($175,000 in 2009), the Bank’s Investment in Sidus ($3,000 in 2009), and the Bank’s account receivable from Sidus ($67 in 2009). Also included in this column are Holding Company assets ($3,471 in 2009) and Holding Company income and expenses.
14. Sale of Credit Card Receivables
On August 31, 2010, the Company sold credit card receivables for a net gain of $32,600 after termination and deconversion fees. The net book value of the portfolio was $3.2 million for which the Company received approximately $3.4 million in cash proceeds. This transaction was accounted for as a sale and as a result the related credit card receivables have been excluded from the accompanying consolidated balance sheet at September 30, 2010. The Company will continue to service the credit card accounts until early 2011 as part of the agreement with the purchaser. Any servicing rights are immaterial and have not been recorded on the transaction.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

15. Cost Savings Initiatives
During the third quarter of 2010, the Company implemented an earnings improvement initiative in order to streamline the organization during this prolonged economic cycle. An evaluation of the branch network, regional structure, and staffing levels across all areas of the Bank was performed. As a result of these evaluations, the decision was made to consolidate the internal reporting structure from five regional divisions to three regional divisions. This consolidation is expected to be completed by the end of October 2010. Severance payments in the amount of $825,000 have been accrued in salaries and employee benefits expense as part of this consolidation.
In addition to the changes in the regional structure, the Bank has made the decision to consolidate four branch offices across the franchise. This decision was a result of an extensive evaluation of the entire network of branches. These consolidations will take place in the first quarter of 2011.
Finally, the Company has made the decision to modify the Saturday banking branch strategy. The plan is to consolidate Saturday banking in 12 offices across the franchise. The change is anticipated to begin no later than mid-November after proper notification has been provided to customers.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2009 as filed with the SEC and the following:
•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase and maintain our regulatory capital ratios above the statutory minimums;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, which could be exacerbated by potential climate change, and international instability;

•	changes in deposit flows;
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

•	changes in accounting principles, policies or guidelines;

•	changes in the assessment of whether a deferred tax valuation allowance is necessary;

•	our ability to maintain internal control over financial reporting;

•	our reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations. Additionally, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S. Over the next 6 to 18 months, regulatory agencies will begin to implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on our bank and the banking industry in general.
Overview
The following discussion describes our results of operations for the three and nine months periods ended September 30, 2010 and 2009 and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
Effective at the beginning of business on April 17, 2009, the Company acquired 100% of the outstanding common stock of American Community and its subsidiary American Community Bank, headquartered in Charlotte, NC. American Community had $529.4 million in tangible assets, including $416.3 million in loans and $14.4 million in tangible equity at the closing date. Results of operations for the quarter ended September 30, 2009 reflect the impact of the acquisition.
Changes in Financial Position
Total assets at September 30, 2010 were $2,270.8 million, an increase of $157.2 million, or 7.4%, compared to assets of $2,113.6 million at December 31, 2009. This increase was mainly due to an increase in cash and cash equivalents from $92.3 million as of December 31, 2009 to $143.2 million as of September 30, 2010. The loan portfolio, net of allowance for losses, was $1,596.7 million compared to $1,627.8 million at December 31, 2009. Gross loans held-for-investment decreased by $35.1 million, or 2.1%. The allowance for loan losses decreased $3.9 million driven primarily by decreases in gross loans as well as a decrease in classified loans not considered impaired. Allowance for loan losses assessed on classified loans decreased as improvements were made in the calculation of potential losses related to classified loans. Beginning in the first quarter of 2010, we began to incorporate actual loss data over a twelve month period of default trends and historical charge-offs, rather than the single point we used in prior quarters, which resulted in decreased reserves of $3.9 million within the general allowance portfolio. This decrease resulted as the Company noted that loss estimates and actual charge-offs data for the previous 12 month period varied from management estimates made at December 31, 2009 (using data as of a single point in time) as loss experiences over a period of time is a better indicator of expected losses than loss experience at a single point in time. We believe that the twelve month loss data results in a more accurate calculation of probable loss. Offsetting the resulting decrease related to classified loans and decreases in loan balances were increases in other factors impacted by increased past dues, nonaccruals and charge-offs.
Mortgage loans held-for-sale increased by $26.5 million, or 53.3%, from December 31, 2009 to September 30, 2010 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first nine months of 2010 ranged from a low of $40.4 million in February to a high of $98.4 million in September and totaled $585.0 million. Mortgage loans closed during the nine months ended September 30, 2009 totaled $1,392.0 million. The slowdown in refinance activity and overall decrease in real estate sales, contributed to the decrease in gains on sales of mortgages and to the decreased volume in mortgage loans originated and sold.
The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of September 30, 2010, the Company had reserves for mortgage loans sold of $1.9 million, and charges against reserves for the nine months ended September 30, 2010 were $384,335. For the year-ended December 31, 2009, the Company recorded $1.4 million in provision expense related to potential repurchase and warranties exposure on the $1.6 billion in loan sales that
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

occurred during that year. For the year ended December 31, 2009, the Company repurchased $182,800 of mortgage loans sold and recorded actual charges against reserves totaling $356,000.
The securities portfolio increased from $183.8 million at December 31, 2009, to $289.7 million at September 30, 2010, an increase of $105.9 million. The portfolio is comprised of securities of U.S. government agencies (7.6%), mortgage-backed securities (66.7%), state and municipal securities (25.3%), and publicly traded common and preferred stocks (0.4%). Temporary investments, including federal funds sold, increased from approximately $93,000 at December 31, 2009 to $2.4 million at September 30, 2010.
Other assets decreased $4.1 million due to a decrease in income tax receivables and related deferred tax assets of $3.0 million as well as decreases in prepaid FDIC assessments of $3.1 million. These decreases were offset by an increase in other receivables of $2.1 million which included a receivable related to the sale of the credit card portfolio in August 2010. OREO increased $8.1 million due to foreclosures in the amount of $15.4 million less dispositions of $5.5 million and losses of $1.8 million during the year.
Deposits increased $159.7 million, or 8.8%, comparing September 30, 2010 to December 31, 2009. Overall, noninterest-bearing demand deposits decreased $2.0 million, or 1.0%, NOW, savings, and money market accounts increased $22.2 million, or 5.0%, Certificates of deposit (“CODs”) over $100,000 decreased $28.9 million, or 5.2%, and other CODs increased $168.4 million, or 27.7%. The Bank promoted one or more special money market account and COD rates during the first quarter which attributed to the majority of the increase in other CODs.
Borrowed funds decreased $4.2 million or 3.4% comparing September 30, 2010 to December 31, 2009. Repurchase agreements decreased $3.7 million, while advances from FHLB and overnight borrowings decreased $1.1 million. Long term borrowings included $35.0 million in trust preferred securities, advances from the FHLB of $32.0 million and wholesale repurchase agreements of $5.0 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.
Other liabilities and accrued interest payable combined increased by $3.2 million, or 23.8%, from December 31, 2009 to September 30, 2010. Accrued interest payable increased $700,000 as deposits increased. In addition, temporary payables for participation loan remittances increased to $2.5 million due to timing of payments at quarter end.
Overall, the Company continues its effort to build liquidity through core deposits and short-term borrowings and is slow to reinvest this increased liquidity at current rates which resulted in decreases in loans and increases in cash.
At September 30, 2010, total shareholders’ equity was $150.7 million, or a book value of $6.44 per common share, compared to $152.3 million, or a book value of $6.58 per common share, at December 31, 2009. The Company’s equity to assets ratio was 6.63% and 7.20%, at September 30, 2010 and December 31, 2009, respectively.
The following table sets forth the Company’s and the Bank’s various capital ratios as of September 30, 2010, and December 31, 2009. The Company and the Bank exceeded the minimum regulatory capital ratios as of September 30, 2010, as well as the ratios to be considered “well capitalized.” The Bank has committed to regulators that we will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital and decreasing the asset size of the Bank. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position.
The payment of cash dividends by the Company in the future are subject to certain other legal and regulatory limitations (including the requirement that the Company’s capital be maintained at certain minimum levels) and will be subject to ongoing review and approval by banking regulators.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

	September 30, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital ratio	10.5%	10.4%	10.6%	10.3%
Tier 1 risk-based capital ratio	9.3%	9.1%	9.4%	9.0%
Leverage ratio	7.6%	7.4%	8.4%	8.0%
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
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held for sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 20.0% at September 30, 2010 compared to 11.9% at December 31, 2009. Additional liquidity is provided by $146.1 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. At September 30, 2010, brokered deposits totaled $60.9 million, or 3.1% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at September 30, 2010.
The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At September 30, 2010, the balance of funds acquired through the One-Way Buy product totaled $34.5 million, compared to $25.7 million at September 30, 2009.
Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers’ interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At September 30, 2010, CDARS® reciprocal deposits totaled $23.0 million, compared to $23.0 million at September 30, 2009.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used for interest rate risk management purposes. The interest rate swaps each have a notional amount of $1.3 million, representing the amount of outstanding fixed-rate receivables and obligations outstanding at September 30, 2010, and are included in other assets and other liabilities. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
From January 1, 2009 through September 30, 2010, participants in our 401(k) Profit Sharing Plan purchased shares of our common stock for an aggregate purchase price of approximately $308,000. These transactions may not have been exempt from the registration requirements of federal securities laws, and we did not seek to register these transactions under such laws. Accordingly, the shares of our common stock purchased in the 401(k) Profit Sharing Plan may have been purchased in violation of federal securities laws and may be subject to rescission. In order to address this issue, we are considering making a rescission offer to the purchasers of those shares; however, we are restricted from making any such offer at this time due to our participation in the CPP. If a rescission offer is made and accepted by all offerees, we could be required to make aggregate payments to those participants of up to approximately $308,000, excluding statutory interest. At this time we are not aware of any claims for rescission against us and we do not expect our aggregate exposure under federal securities laws to exceed approximately $308,000, excluding statutory interest.
Results of Operations
Net loss for the three-month period ended September 30, 2010 was $2.1 million before preferred dividends, compared to a net loss of $68.3 million in the same period of 2009. Net loss available to common shareholders for the three-month period ended September 30, 2010 was $2.8 million. Net loss available to common shareholders for the three-month period ended September 30, 2009 was $69.0 million. Basic and diluted losses per common share were $0.18 for the three-month period ended September 30, 2010. Basic and diluted losses per common share were $4.28 for the three month period ended September 30, 2009. On an annualized basis, third quarter results represent a return on average assets of (0.51)% at September 30, 2010 compared to (12.70)% at September 30, 2009, and a return on average equity of (7.37)% compared to (125.9)% at September 30, 2009. The net loss in the third quarter of 2009 included a $61.6 million goodwill impairment charge.
Net loss for the nine month period ended September 30, 2010 was $872,000 before preferred dividends, compared to a net loss of $79.0 million in the same period of 2009. Net loss available to common shareholders for the nine months ended September 30, 2010 was $3.2 million, compared to a net loss available to common shareholders of $80.7 million for the nine months ended September 30, 2009. Basic and diluted losses per common share were $0.20 for the nine months ended September 30, 2010. Basic and diluted losses per common share were $5.62 for the nine months ended September 30, 2009. On an annualized basis, year-to-date results represent a return on average assets of (0.29)% at September 30, 2010 compared to (5.54)% at September 30, 2009, and a return on average equity of (4.16)% compared to (51.0)% at September 30, 2009.
Net Interest Income
Net interest income, the largest contributor to earnings, decreased $2.1 million or 11.3% to $16.3 million in the third quarter of 2010, compared with $18.4 million in the same period of 2009. The decrease was attributable to an increase in average interest bearing liabilities over 2009 resulting in increased expenses coupled with the compression of loan interest related to increased charge-offs. In addition, the accretion of acquisition related fair market value adjustments
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

decreased from $4.4 million for the quarter ended September 30, 2009 to $494,000 for the quarter ended September 30, 2010. The net interest margin decreased to 3.12% in the third quarter of 2010 from 3.82% in the third quarter of 2009. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the third quarter of 2010 increased to 3.03% as compared to 2.93% in the third quarter of 2009, as liabilities begin to reprice at lower rates.
Net interest income for the nine months ended September 30, 2010 increased to $48.7 million from $45.8 million when compared to the same period in 2009. Additional net interest income earned by American Community of $8.9 million in the first nine months of 2010 as compared to $4.7 million in 2009 contributed to the increase. This increase was offset by a decrease in the accretion of acquisition related fair market value adjustments of $6.3 million from the prior year. The net interest margin decreased to 3.21% in the first nine months of 2010 from 3.54% in the first nine months of 2009. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the third quarter of 2010 increased to 3.07% as compared to 2.89% in the third quarter of 2009.
The increase in net interest margin excluding the accretion of fair market value adjustments was due to the repricing of liabilities at lower rates in 2010. The Company is asset sensitive, whereby assets adjust more quickly than liabilities to interest rate changes. When the Wall Street Journal prime rates declined 400 basis points in 2008, this led to assets repricing more quickly than liabilities in 2009. In 2010, liabilities began to reprice more quickly resulting in lower interest expense. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$2,029	$3	0.22%	$15,946	$22	0.18%
Interest-bearing deposits	161,434	297	0.25%	10,190	31	0.41%
Investment securities (1)	206,941	6,231	4.03%	172,597	5,957	4.61%
Total loans (1)(2)(6)	1,692,518	68,468	5.41%	1,563,466	64,813	5.54%

Total interest-earning assets	2,062,922	74,999	4.86%	1,762,199	70,823	5.37%

Non-earning assets	140,893			185,963

Total assets	$2,203,815			$1,948,162

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$398,904	$2,373	0.80%	$332,470	$2,266	0.91%
Savings	54,874	103	0.25%	45,822	92	0.27%
Time certificates	1,251,289	21,196	2.26%	999,200	19,711	2.64%

Total interest-bearing deposits	1,705,067	23,672	1.86%	1,377,492	22,069	2.14%
Repurchase agreements sold	46,851	294	0.84%	57,051	506	1.19%
Borrowed funds (7)	77,273	1,487	2.57%	82,594	1,635	2.65%

Total interest-bearing liabilities	1,829,191	25,453	1.86%	1,517,137	24,210	2.13%

Noninterest-bearing deposits	207,996			178,193
Shareholders’ equity	154,401			206,860
Other liabilities	12,227			45,972

Total average liabilities and shareholders’ equity	$2,203,815			$1,948,162

Net interest income (3) and interest rate spread (5)		$49,546	3.00%		$46,613	3.24%

Net interest margin (4)			3.21%			3.54%

(1)	Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense used to fund tax-exempt assets.

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2010 and 2009 includes $1,359 and $4,994, respectively, in accretion of fair market value adjustments related to recent mergers

(7)	Interest expense on deposits and borrowings in 2010 and 2009 includes $776 and $3,393, respectively, in accretion of fair market value adjustments related to recent mergers.
Provisions and Allowance for Loan Losses
Adequacy of the allowance or reserve for loan losses of the Bank is a significant estimate that is based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these loss reserve levels, management also considers the
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
The Bank calculated an allowance for loan losses of $44.7 million at September 30, 2010, or 2.73% of loans held-for-investment, as compared to $48.6 million, or 2.90% of loans held-for-investment, at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due to decreases in gross loans as well as a decrease in criticized loan factors. Increases in non-performing loans partially offset these decreases as the weak economic environment continued to take a toll on numerous borrowers’ ability to pay as scheduled. This has resulted in increased loan delinquencies, and in some cases impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.
Out of the $44.7 million in total allowance for loans losses at September 30, 2010, the allowance for impaired loans accounted for $15.8 million, up from $9.4 million and $11.0 million from June 30, 2010 and December 31, 2009, respectively. The remaining general allowance, $29.3 million, was attributed to performing loans and was down from $34.9 million at June 30, 2010 and $37.6 million at December 31, 2009. The decrease in the general allowance was driven primarily by a decrease in unimpaired loans and qualitative factors in the model as improvements were made in the calculation of potential losses related to classified loans. The general allowance decrease from June 30, 2010 was primarily due to a decrease in total unimpaired loans, as additional loans became impaired during the quarter. The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. In 2010, changes were made to incorporate twelve months of default trends and historical charge-offs for classified loans. The use of twelve month data is a better assessment of losses associated with classified loans as opposed to a single data point used in prior quarters to ensure that the analysis incorporates the most current and statistically relevant trends. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified. Also contributing to the decrease in the general allowance for loan losses was a decrease in gross loans as of September 30, 2010 as compared to December 31, 2009. Offsetting the decreases in qualitative factors related to classified loans and decreases in loan balances were increases in other qualitative factors including increasing past dues, nonaccruals and increased charge-offs.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

Net loan charge-offs (recoveries) were $22.0 million , or 1.73% (annualized), of average loans, for the nine months ended September 30, 2010 compared to $13.4 million, or 1.14% (annualized), of average loans for the nine months ended September 30, 2009. The increase over last year was caused by some weakening in the economy resulting in an uptick in charge-offs across all loan types. The following is a summary of charge-offs by loan category:

	For the nine months ended		For the nine months ended
	September 30, 2010		September 30, 2009
		Net charge-offs		Net charge-offs
		to average		to average
Loan Type	Net Charge-offs	loans	Net Charge-offs	loans
(Amounts in thousands)
Construction	$11,048	0.87%	$4,576	1.50%
Commercial, financial and other	2,429	0.19%	4,658	2.36%
Mortgage	2,048	0.16%	270	0.11%
Commercial real estate	3,708	0.29%	1,726	0.34%
Installment loans	404	0.03%	737	0.96%
Revolving 1-4 family loans	2,326	0.18%	1,411	0.85%

Total	$21,963	1.73%	$13,378	1.14%

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
As a part of the continual grading process, loans over $20,000 are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered. Management considers certain loans graded “doubtful” or “loss” to be individually impaired and may consider “substandard” loans individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows and the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of material loans if the appraisal is greater than 12 months old. Impaired loans are identified and evaluated for specific reserves in a periodic analysis of the adequacy of the reserve. In estimating reserve levels, the Bank aggregates the remaining
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

loans not deemed to be impaired and reviews the historical loss experience as well as environmental factors by type of loan as additional criteria to allocate the allowance. The historical loss experience factors applied to “watch list” and “substandard” loans that are not individually impaired are adjusted for other factors that are not necessarily captured in the historical loss ratios. Internal environmental factors applied to performing loan pools include past-due and nonaccrual trends, risk grade migration trends, loan concentrations, and the assessment of underwriting and servicing. Loss factors for past-due and nonaccrual loans increased during the quarter ended September 30, 2010, while loss factors for loan concentrations remained relatively the same. Factors for underwriting and servicing and loan review remained the same. External environmental factors include interest rate trends which remained the same, unemployment rate trends which decreased, and other regulatory conditions stayed constant.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of September 30, 2010. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.
Our real estate portfolio has approximately $321.9 million of construction loans, $650.2 million of commercial real estate loans, $166.3 million in first lien mortgage loans, $208.7 million in home equity lines of credit, and $4.7 million in junior lien mortgage loans as of September 30, 2010. We consider our construction and junior lien mortgage loans to be the riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or spec houses. The majority of these borrowers are having financial difficulties. Normally, these loans are repaid with the proceeds from the sale of the developed property. We are also seeing declines in commercial real estate values and a greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Our analysis has resulted in significant charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $11.0 million and $3.7 million, respectively, for the nine months ended September 30, 2010, an increase of $6.5 million and $2.0 million from the nine months ended September 30, 2009.
As of September 30, 2010, $28.6 million of our real estate loans had interest reserves including both borrower and bank funded. Even though the Company has implemented review policies to identify and monitor all loans with interest reserves, there is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

As of September 30, 2010, the allowance for loan losses was $44.7 million, or 2.73%, of gross loans held-for-investment. This allowance level compares with $48.6 million, or 2.90%, of loans held-for-investment at December 31, 2009, and $54.3 million, or 3.30%, at September 30, 2009.
Nonperforming Assets
Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) increased from $50.6 million to $85.6 million and from 2.39% to 3.77% of total assets as of December 31, 2009 and September 30, 2010, respectively. Total OREO increased from approximately $14.3 million at December 31, 2009 to $22.5 million at September 30, 2010. Total nonaccrual loans increased from $36.3 million, or 2.10% of total loans, at December 31, 2009 to $63.1 million, or 3.67% of total loans, at September 30, 2010. The increases in nonaccrual loans, impaired loans, and OREO are the result of continued economic softening in our markets during the past nine months. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which we believe the probability of collection is uncertain and written down OREO where we believe net realizable values have declined. Allowance for nonperforming loans accounted for $15.8 million, up from $11.0 million at year end.
The increase in nonperforming loans from December 31, 2009 to September 30, 2010 is related primarily to continued deterioration in the Bank’s overall construction and commercial real estate loan portfolio. The total number of loans on nonaccrual has increased from 322 to 419 since December 31, 2009. The average non-accrual loan balance was $112,000 and $148,000 as of December 31, 2009 and September 30, 2010, respectively. At September 30, 2010, 90% of the non-accrual loans were secured by real estate.
The largest amount of nonaccrual loans for one customer totaled $4.2 million of land development loans which have been written down to net realizable value during the second quarter, and no specific reserve was assigned to these loans based on the result of the quarterly impairment analysis. Nonaccrual loans also included three other large relationships totaling $2.7 million, $2.3 million and $2.2 million, respectively. The first relationship consists of commercial real estate with specific reserves of $712,466. The second relationship consists of land development loans with $1.7 million of specific allowances. The third relationship is a non real estate loan, with specific allowances of $518,228. These loans were placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and stressed future industry outlook. Reserves were established based on recent valuations of collateral, industry outlook and the customer’s ability to pay.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

Impaired loans consist of nonperforming loans, troubled debt restructured loans, and other impaired loans for which regular payments are still received, but some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreements. The following table is a breakdown of all impaired loans by type:

	September 30, 2010		December 31, 2009
		% of		% of
		Total		Total
	Balance	Loans	Balance	Loans
	(in thousands)
Construction	$35,448	2.06%	$27,786	1.66%
Commercial, financial, and other	9,711	0.57%	5,085	0.30%
Mortgage	8,589	0.50%	8,891	0.53%
Commercial real estate	27,992	1.63%	10,244	0.61%
Installment loans	505	0.03%	677	0.04%
Open end, unsecured	2,436	0.14%	14	0.00%

Total impaired	$84,681	4.93%	$52,697	3.14%

Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $106,000, or 1.9%, comparing the third quarters of 2010 and 2009. A decrease in other service fees of $204,000 offset by an increase in other income of $81,000 made up the majority of the decrease. Service charges on deposit accounts were down by $38,000 or 2.4% and net gains on sales of mortgage loans were down by $68,000 or 2.5%. Total noninterest income for the nine months ended September 30, 2010 was $14.8 million, a decrease of $3.7 million or 20.1%, from $18.5 million for the nine months ended September 30, 2009. A decrease in the gain on sale of mortgages of $4.9 million offset by $0.9 million of gains on sales of available-for-sale securities made up the majority of the decrease. Service charges on deposit accounts were up by $303,000 or 7.3% and other service fees were down by $876,000 or 24.2%. These decreases were offset by the impact of income generated from the American Community acquisition for the full nine months of 2010 as compared to six months in 2009.
The following table presents certain noninterest income accounts that were significantly impacted by the American Community acquisition for the first nine months of the year.

	Nine Months	Increase/	American	Increase/(decrease)
	Ended	(decrease)	Community	excluding American
	September 30, 2010	over 2009	Increase (decrease)	Community region
Service charges on deposit accounts	$4,463	$303	$397	$(94)
Other service fees	2,743	(876)	158	(1,034)
Net gain on sales of mortgage loans	5,893	(4,859)	—	(4,859)
Gains on sales of securities	889	889	—	889
Income on investment in bank owned life insurance	649	(52)	—	(52)
Mortgage banking income	169	676	—	676
Other than temporary impairment of securities	(380)	(25)	—	(25)
Other income	379	216	77	139
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

•	Service charges on deposit accounts decreased for the quarter as total NSF fees (a major component of service charges) decreased $160,000, or 13.6% compared to the second quarter of 2009. ATM service charge income was up by $69,000, or 67.9%. Checking and savings account service charges increased 2.0%.

•	Service charges on deposit accounts increased for the first nine months of the year as ATM service charge income increased $179,000, or 62.8%. Checking and savings account service charges were also up 9.5%. Offsetting this increase was a decrease in total NSF fees (a major component of service charges) of $51,000, or 1.7%.
The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which is effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. The impact of the change from Regulation E resulted in a reduction of 16% of such overdraft fees.
•	The decrease in other service fees for the quarter was due primarily to decreases in commissions and fees on mortgages originated and commissions and fees on mutual funds and annuities. Quarter-to-date, commission and fees on mortgages originated decreased $110,000, or 21.7%, and commissions and fees on mutual funds and annuities decreased $64,000, or 34.4% as compared to the previous year. Year-to-date commission and fees on mortgages originated decreased $592,000, or 37.2%, and commissions and fees on mutual funds and annuities decreased $198,000, or 32.6% as compared to the previous year.

•	Year-to-date, gain on sale of mortgage loans decreased by $4.9 million or 45.2%. as total loans originated and sold decreased due to lower market-related refinancing activities. Mortgage loans originated decreased from $1,392.0 million in the first nine months of 2009 to $585.0 million in the first nine months of 2010. Net gain in the sale of mortgages for the quarter decreased approximately $68,000, or 2.5%

•	Income on investment in bank-owned life insurance (“BOLI”) increased by 6.8% during the three month period ended September 30, 2010. Year-to-date income on BOLI decreased by 7.4%.

•	Mortgage banking income increased approximately $46,000 for the quarter due to an increase in the servicing fees received. Year-to-date mortgage banking income increased $676,000.

•	Other income increased by approximately $81,000 for the quarter and $216,000 for the year due primarily to other income recorded in relation to the interest rate floors.
Noninterest Expense
Total noninterest expenses were $17.4 million for the third quarter of 2010, compared to $78.7 million in the same period of 2009, a decrease of $61.4 million, or 77.9%. In September 2009, the Company recorded $61.6 million in goodwill impairments. Excluding the goodwill impairment, total noninterest expenses increased $190,000. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Management uses the following non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provides users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. Noninterest expense to average assets for the quarter ended September 30, 2010 and 2009 was 0.77%, and 3.62%, respectively. Efficiency ratios for 2010 and 2009
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

were 71.34% and 329.65%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income.
Noninterest expenses were $46.9 million for the nine months ended September 30, 2010, compared to $109.6 million for the same period of 2009, a decrease of $62.7 million or 57.2%. Excluding the goodwill impairment charge in September 2009, noninterest expenses for the nine months ended September 30, 2010 decreased $1.1 million or 2.3%.
The following table presents certain noninterest expense accounts that were significantly impacted by the American Community acquisition for the first nine months of the year.

	Nine months	Increase	American	Increase (decrease)
	Ended	(decrease)	Community	excluding American
	September 30, 2009	over 2009	Increase (decrease)	Community region
Salaries and employee benefits	$21,852	$164	$236	$(72)
Occupancy expenses	6,220	1,192	539	653
Printing and supplies	702	(147)	(12)	(135)
Data processing expenses	1,077	168	—	168
Communication expenses	1,339	315	176	139
Advertising expenses	744	(202)	(2)	(200)
FDIC assessments	3,240	(193)	—	(193)
Loss on other real estate owned	1,784	415	194	221
Other expenses	7,637	(35)	(214)	179
•	Quarter-to-date, salaries and employee benefit expenses increased by $486,000, or 6.3%. The major components of this increase are summarized as follows: Salaries and wages increased by $645,000 due to the accrual of severance payments; and salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, decreased $329,000, increasing salaries even further. Related payroll taxes also increased $80,000 as salaries and wages increased. Offsetting the increases were decreases in Employee incentive of $239,000. Other personnel expenses also decreased $342,000 and commission expenses decreased by $107,000 as mortgage origination production at the Bank decreased.
Year-to-date, salaries and employee benefit expenses increased by $164,000, or 0.8%. The major components of this decrease are summarized as follows: Salaries and wages increased by $1.7 million primarily due to severance payments accrued in the amount of $825,000 as a part of the earnings improvement initiative. These increases also led to an increase in payroll taxes of $287,000. Increases in wages were offset by the reduction in the employee incentive expense of $1.5 million and a reduction in miscellaneous personnel expense of $410,000. Commission expenses decreased by $307,000 as mortgage origination production at the Bank decreased.
•	Occupancy and equipment expenses increased by $440,000, or 23.7% for the quarter and $1.2 million or 23.7% year-to-date. The increase is primarily attributable to the addition of the American Community branches and increases in property taxes.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

•	Printing and supplies decreased by $176,000, or 51.0%, comparing the third quarter 2010 with the third quarter 2009 as consolidation of American Community vendors and supplies is completed. Year-to-date printing and supplies decreased $147,000, or 17.4%.

•	Data processing expense increased $31,000, or 8.8% for the quarter $168,000, or 18.5% for the year, due primarily to increases in average deposits as well as the outsourcing of nightly processing to an outside company beginning in June 2009.

•	Communication expense increased $73,000 or 19.7% for the third quarter compared to the third quarter of 2009. Year-to-date communication expense increased $315,000, or 30.8%, with $176,000 attributable to American Community expenses. Excluding American Community, communication expense increased $139,000.

•	Advertising and marketing expense increased $5,000, or 1.4% for the quarter and decreased $202,000, or 21.4% year-to-date. The decreases are due to the fact that in the prior year, additional advertising and marketing campaigns were initiated due to the merger with American Community, and the introduction of new products.

•	FDIC assessment expenses increased $149,000 for the quarter and decreased $193,000 for the year.

•	Loss on sale of other real estate owned decreased $633,000 compared to the third quarter of 2009. This loss increased to $1.8 million for the first nine months of 2010 as compared to $1.4 million for the first nine months of 2009 due to increased foreclosures and significant declines in real estate values over the past year.

•	Quarter-to-date other operating expenses (including attorney fees, accounting fees, loan collection fees, acquisition costs and amortization of core deposit intangibles) decreased approximately $184,000, or 4.7%. The decrease was driven primarily by $292,000 of non-recurring acquisition costs related to the American Community merger in 2009, a decrease in attorney fees of $246,000 and a decrease in checking account losses of $113,000. These decreases were offset by an increase of $491,000 in expenses related to other real estate owned.

Year-to-date other operating expenses (including attorney fees, accounting fees, loan collection fees and amortization of core deposit intangibles) decreased approximately $2.8 million or 22.2%. The decrease was driven by non-recurring 2009 acquisition costs of $2.6 million as well as a decrease in attorney fees of $546,000.
Income Tax Expense
Income tax benefit for the third quarter of 2010 was $1.3 million compared to $4.7 million in the third quarter of 2009, a decrease of 72.5%. The effective tax rate for the third quarter of 2010 was (38.5)% compared to (6.5)% for the same period of 2009. The decrease is attributable to a decrease in net losses incurred in the third quarter of 2010 compared to the net loss incurred in the third quarter of 2009. The goodwill impairment recorded in 2009 had no impact on the effective rate for the quarter.
Income tax benefit for the nine months ended September 30, 2010 was $566,000 compared to income tax benefit of $11.5 million for the nine months ended September 30, 2009, a decrease of 95.1%. The decrease in income tax benefit was due to a decrease in net losses incurred for the first nine months of 2010 as compared to net losses for the first nine months of 2009. The effective tax rate for the nine months ended September 30, 2010 was (39.3)% compared to (12.7)% for the same period of 2009. The goodwill impairment recorded in 2009 had no impact on the effective rate.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

Our net deferred tax asset was $11.9 million and $12.4 million at September 30, 2010 and December 31, 2009, respectively. This decrease is related to the elimination of certain temporary differences. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, etc. As of September 30, 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future.
Management believes that the Bank’s strong history of earnings since the inception of the bank, and particularly over the past 10 years, shows the Company has been profitable historically. The Company has no history of expiration of loss carryforwards, and improvements in both net interest margin and the stabilization of credit losses should enable the Company to continue these earnings trends. We believe our forecasted earnings over the next three years provides positive evidence to support a conclusion that a valuation allowance is not needed. Management’s past projections have proven to be close to actual results verifying the reliability of management’s forecasting methodology. Management closely monitors the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance which is called the cumulative loss test. Negatively, in 2009 we incurred a loss which did result in the failure of the cumulative loss test; however, excluding the goodwill impairment, as it is a loss of infrequent nature and is an aberration rather than a continuing condition, the Company passed the cumulative loss test by $4.6 million as of December 31, 2009. As of September 30, 2010, the Company did not pass the cumulative loss test by $14.1 million; although, with the pre-tax impact of management’s considerations, the Company feels confident that deferred tax assets are more likely than not to be realized. Although the Company had positive earnings in the first and second quarters of 2010, a net loss was recorded for the third quarter. If this trend continues and negative evidence grows, valuation allowances may be necessary in the future. The 2010 deficit is reflected in the following table:
September 30, 2010 Cumulative Loss Test

	2007*	2008	2009	2010**	Total
	(Amounts in thousands)
Income (loss) before income taxes	$4,551	$5,108	$(83,933)	$(1,437)	$(75,711)
Goodwill impairment	—	—	61,566	—	61,566

	$4,551	$5,108	$(22,367)	$(1,437)	$(14,145)

*	4th Quarter of 2007

**	First nine months of 2010
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

The Company’s loss carryforwards for the tax period ending December 31, 2009 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009. The expiration of the loss carryforwards for the tax period ending December 31, 2009 are as follows:

		Tax Benefit
	Net Operating Loss	Recorded at
	Carryforward at	September 30,
	September 30, 2010	2010	Expiration
	(Amounts in thousands)
Cardinal State Bank acquisition	$2,424	$848	2029
American Community Bank acquisition	1,361	463	2030

Total Loss Carryforwards	$3,785	$1,311

Deferred tax assets of $15.3 million reduced by $3.4 million in carryback capacity, resulted in a net deferred tax asset of approximately $11.9 million as of September 30, 2010. Deferred tax assets of $19.3 million as of December 31, 2009, reduced by $6.9 million in carryback capacity, resulted in a net deferred tax asset of approximately $12.4 million. Management believes that it is more likely than not that the Company will return to profitability and generate taxable income in the near term sufficient to realize the remaining $11.9 million in deferred tax assets. However, if negative trends occur with credit quality and earnings, valuation allowances may be needed in future quarters.
The Company is not relying upon any tax planning strategies or offset of deferred tax liabilities due to the strength of the positive evidence in management’s evaluation of the Company’s outlook.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

Item 6. Exhibits

Exhibit #	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated July 1, 2006)

3.1.1	Articles of Amended to the Amended and Restated Articles of Incorporation

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010

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

October 29, 2010
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2010