Form 10-K
period 2010-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2011-03-10
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.
Commission File Number 0001366367
Yadkin Valley Financial Corporation
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	20-4495993 (I.R.S. Employer Identification No.)
209 North Bridge Street
Elkin, North Carolina 28621-3404
(Address of principal executive offices)
(336) 526-6300
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock, Par Value $1.00 Per Share	Exchange on which registered The NASDAQ Stock Market, LLC
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
     Yes [   ]                      No [   ]
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
     Yes [   ]                      No [ X ]
The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $52 million based on the closing sale price of $3.38 per share on June 30, 2010. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 28, 2011 was 16,277,640.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

Form 10-K Table of Contents

PART I
CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
          This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and which statements are inherently subject to risks and uncertainties. These statements are based on many assumptions and estimates and are not guarantees of future performance. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of Yadkin Valley Financial Corporation, its subsidiary bank, and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.
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

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;

•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service;

•
ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, which could be exacerbated by potential climate change, and international instability;

•	changes in deposit flows;

•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•	risks associated with income taxes, including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets;

•	our ability to maintain internal control over financial reporting;

•
our reliance on secondary sources such as Federal Home Loan Bank advances, the Board of Governors of the Federal Reserve Discount Window borrowings, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet its liquidity needs;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
          These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008, 2009 and continuing into 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.
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
     On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices in Iredell and Mecklenburg counties in North Carolina under the assumed name “Piedmont Bank, a division of Yadkin Valley Bank and Trust Company.” On January 1, 2004, the bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga and Avery counties in North Carolina, under the assumed name “High Country Bank, a division of Yadkin Valley Bank and Trust Company.” On October 1, 2004, the Bank acquired Sidus Financial, LLC (“Sidus”), a mortgage lender that continues to operate as a wholly owned subsidiary. The Bank acquired Cardinal State Bank, of Durham, North Carolina (“Cardinal”) on March 31, 2008 and operates the former Cardinal State Bank offices in Durham, Granville and Orange Counties, North Carolina, under the assumed name “Cardinal State Bank, a division of Yadkin Valley Bank and Trust Company.” On April 16, 2009, the Company acquired American Community Bancshares, Inc., and its subsidiary, American Community Bank of Monroe, North Carolina (“American Community”) and continues to operate the former American Community offices in Union and Mecklenburg counties in North Carolina and York and Cherokee counties in South Carolina, under the assumed name “American Community Bank, a division of Yadkin Valley Bank and Trust Company.” We operate in the central piedmont, research triangle area and the northwestern region of North Carolina and the central piedmont area of South Carolina. Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.”
     The American Community acquisition added approximately $529.4 million in tangible assets and $5.0 million in losses to the banking segment, after allocation of overhead costs, for the year ended December 31, 2009.

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
     In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. The trust preferred securities pay cumulative cash distributions quarterly at a rate priced off the 90-day LIBOR plus 280 basis points. The fair market value adjustment associated with the trust preferred securities acquired in the American Community acquisition was $1.1 million at December 31, 2009.
     On January 16, 2009, pursuant to the Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Letter Agreement with Treasury dated January 16, 2009 pursuant to which the Company issued and sold to Treasury (i) 36,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (“Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $13.99 per share, for an aggregate purchase price of $36,000,000 in cash. For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on January 20, 2009.
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
     During 2009, the Bank established five North Carolina limited liability companies (LLCs), Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC and Green Street V, LLC. The purpose of LLCs is to hold, maintain and sell real estate properties acquired by the Bank.
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
     At December 31, 2010, the Company had total assets of $2,300.6 million, net loans held for investment of $1,562.8 million, deposits of $2,020.4 million, and shareholders’ equity of $147.5 million. The Company had a net loss to common shareholders of $3.2 million and diluted losses per share of $0.20 for the year ended December 31, 2010. The Company had a net loss to common shareholders of $77.5 million and net income of $3.9 million and diluted losses per share of $5.23 and diluted earnings per share of $0.34 for the years ended December 31, 2009 and 2008, respectively. Assets and net loans acquired in the American Community acquisition in 2009 were $546.1 million and $416.3 million, respectively. For further information on the American Community acquisition, refer to Note 2 of our consolidated financial statements. The decrease in net loss from 2009 to 2010 in the Bank segment was a direct result of the write-off of goodwill in the amount of $61.6 million in the prior year. In addition, provisions for loan losses also decreased $24.1 million. The Sidus segment contributed $2.5 million to net income in 2010 and $7.9 million in 2009. The Sidus segment decrease in net income is due primarily to a decrease in refinance activity. See Note 20 to the Consolidated Financial Statements for segment information for the past three years.
     Business Offices. Yadkin operates 38 full-service banking offices including 11 locations acquired in the American Community merger and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), East Bend, Jonesville and Yadkinville (Yadkin County), and Pfafftown (Forsyth County) under the Yadkin name. The Bank has a loan production office in Wilmington, NC (New Hanover County) operating under the Yadkin name. The offices in Statesville and Mooresville (Iredell County), and Cornelius and Huntersville (Mecklenburg County) are operated under the Piedmont Bank assumed name. The offices in Boone (Watauga County) and Linville (Avery County) are operated under the High Country Bank assumed name. We operate three offices in Durham (Durham County) and one office in Hillsborough (Orange County) and one office in Creedmoor (Granville County) under the Cardinal State Bank assumed name. Offices in Monroe, Indian Trail and Marshville (Union County), Charlotte and Mint Hill (Mecklenburg County); as well as offices in Tega Cay, South Carolina (York County) and Gaffney and Blacksburg, South Carolina (Cherokee County) are operated under the American Community Bank assumed name.
     Banking Market. The Bank’s current banking market consists of the central piedmont counties (2009 population) of Mecklenburg (914,000), Union (199,000) and Iredell (158,000), the research triangle counties of Durham (270,000), Orange (129,000) and Granville (58,000) and the northwestern counties of Ashe (26,000), Avery (18,000), Forsyth (360,000), Surry (72,000), Watauga (45,000), Wilkes (67,000) and Yadkin (38,000) in North Carolina and the upstate counties of South Carolina of York (227,000) and Cherokee (55,000) counties, and to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 in the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee. The acquisition of Cardinal State Bank added Orange, Granville and Durham Counties along Interstates 40 and 85 in the “Triangle” area of central North Carolina to our market area.
     Yadkin’s market area is well diversified and strong. The 15 counties in which our branches are located had an estimated 2009 population of almost 2.6 million people. Median family income in 2010 for these counties ranged from a low of $35,000 in mostly rural Wilkes County to a high of almost $62,000 in Union County. Over 99% of the work force is employed in nonagricultural wage and salary positions. The government employs approximately 9% of the work force. The major non-governmental employment sectors were retail trade (11%), health and social assistance (13%), manufacturing (12%), accommodation and food services (9%), construction services (6%) and administrative and waste services (7%). (Source-NC Dept of Commerce & US Census Bureau).
     Competition. Commercial banking in North Carolina and South Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of one of the ten largest commercial banks in the United States, which has branches located in the Yadkin Market.

The following table summarizes Yadkin’s share of the deposit market in each of the fifteen counties as of June 30, 2010.

					Yadkin Valley
				Yadkin Valley	Bank % of
	Total Number of	Yadkin Valley	Total Amount of	Bank Deposits	Market
County	Branches	Bank Branches	Deposits (000’s)	(000’s)	Deposits
North Carolina:
Ashe	13	3	$553,142	$169,078	31%
Avery	9	1	251,534	17,802	7%
Durham	70	4	4,967,151	198,084	4%
Forsyth	103	1	13,230,606	50,247	<1%
Granville	11	1	538,587	23,927	4%
Iredell	58	6	2,183,062	275,375	13%
Mecklenburg	239	6	81,519,486	262,095	<1%
Surry	29	2	1,326,573	208,021	16%
Union	42	5	1,542,608	188,558	12%
Watauga	21	4	1,115,899	145,295	13%
Wilkes	21	2	776,292	117,618	15%
Yadkin	11	3	478,669	185,392	39%

South Carolina:
Cherokee	14	3	484,788	90,530	19%
York	56	1	2,047,792	23,862	1%
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
          Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:
•
The EESA, approved by Congress and signed by former President Bush on October 3, 2008, which, among other provisions, allowed the Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of mark-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013 which has since been permanently increased;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•
On October 14, 2008, the Treasury announced the creation of a new program, the CPP, pursuant to which the Treasury purchased senior preferred stock and warrants for common stock from participating institutions;

•
Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program and the Transaction Account Guarantee Program. Eligible entities generally are participants unless they exercise an opt-out right in timely fashion:

▪
Debt Guarantee Program (“DGP”)- Under the DGP, the FDIC guarantees certain senior unsecured debt issued by participating entities. The DGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC’s guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012. To reduce the potential for market disruptions at the conclusion of the DGP and to begin the orderly phase-out of the program, on May 29, 2009 the FDIC issued a final rule that extended for four months the period during which certain participating entities could issue FDIC-guaranteed debt. All insured depository institutions and those other participating entities that had issued FDIC-guaranteed debt on or before April 1, 2009 were permitted to participate in the extended DGP without application to the FDIC. Other participating entities that received approval from the FDIC also were permitted to participate in the extended DGP. The expiration of the guarantee period was also extended from June 30, 2012 to December 31, 2012. As a result, all such participating entities were permitted to issue FDIC-guaranteed debt through and including October 31, 2009, with the FDIC’s guarantee expiring on the earliest of the debt’s mandatory conversion date (for mandatory convertible debt), the stated maturity date, or December 31, 2012.

▪
Transaction Account Guarantee Program (“TAGP”)- For the TAGP, eligible entities are all FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250,000. Coverage under the TAGP was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that was signed into law on July 21, 2010, the voluntary TAGP program ended on December 31, 2010, and all institutions will be required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the TAGP program.

•
On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the TARP;

•
On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

▪
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

▪
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

▪
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

▪
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) of the FDIC, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

▪
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions.

▪	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

▪	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

▪
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

▪
Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency (“OCC”), which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•
On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011. Based on the program criteria, we expect to apply to convert our Series T and Series T-ACB Preferred Stock into securities under the SBLF;

•
In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010;

•
On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates;

•
On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (IOLTAs.) IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

          With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital, and the Company’s strategy for the use of additional capital, to determine whether it is prudent to participate.
          On January 16, 2009, the Company issued 36,000 shares of Series T Preferred Stock, each with a liquidation preference of $1,000 per share, to the Treasury for $36 million pursuant to the CPP. Additionally, the Company issued a warrant to purchase up to 385,990 shares of common stock to the Treasury as a condition to its participation in the CPP. The warrant has an exercise price of $13.99 per share, is immediately exercisable and expires 10 years from the date of issuance. Proceeds from this sale of the preferred stock were used for general corporate purposes, including supporting the continued growth and lending in the communities served by the Bank. The Series T Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.
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
          The Bank participated in the TLGP. The Company and the Bank participated in the DGP but have elected not to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. Had we selected this non-guaranteed debt option, the FDIC would have assessed the Bank 37.5 basis points times two percent of liabilities as of September 30, 2008. As a result of the enhancements to deposit insurance protection and the demands on the FDIC’s DIF, our deposit insurance costs increased significantly during 2009.

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
          The new restrictions mandated by the Federal Reserve under Regulation E on overdraft fees went into effect July 1, 2010. These restrictions ban overdraft fees on ATM withdrawals or signature debit transactions unless consumers voluntarily opt in for overdraft protection.
          Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).
          On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.

          In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
          The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
          When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).
          Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).
          The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
          The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:
•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.
          The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
          Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
          New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Yadkin Valley Financial Corporation
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
          Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2010, the Bank’s Tier 1 capital ratio and total capital ratio were 9.2% and 10.5%, respectively. As of December 31, 2010, the Company’s Tier 1 capital ratio and total capital were 9.4% and 10.6%, respectively. We may at some point; however, need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.
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
          Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our Bank and management fees paid by the Bank. We must pay our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock or our Series T-ACB Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock and Series T-ACB Preferred Stock have been paid in full. Prior to January 16, 2012, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent. The Federal Reserve could require that we defer dividend payments on our Series T and Series T-ACB Preferred Stock as well as interest payments on our trust preferred securities. We are able to defer interest payments on our trust preferred securities for up to twenty consecutive quarters; however, we would be unable to pay any dividends on our capital stock until deferred interest payments on our trust preferred securities have been made. If we defer a total of six dividends payments on our Series T or Series T-ACB Preferred Stock, whether consecutive or not, Treasury would be entitled to elect two directors to Yadkin’s board of directors. This right would continue until Yadkin paid all due but unpaid dividends. Additionally, prior to July 24, 2012, so long as the Treasury owns shares of the Series T or Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all. In additional, the Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner (as defined below) approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place.
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
Yadkin Valley Bank and Trust Company
          As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission (the “Commission”) through the North Carolina Commissioner of Banks (the “Commissioner”) and its applicable federal regulator is the FDIC. The Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.
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
          Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2010, no reserves were required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.7 million and $48.1 million, and additional reserves were required on aggregate balances in excess of $48.1 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2011, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.7 million and $48.1 million, and additional reserves are required on aggregate balances in excess of $48.1 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2010, the Bank met its reserve requirements.

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
          Deposit Insurance Assessments. The Bank’s deposits are insured up to $250,000 by the FDIC’s DIF. The Bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 5, 2010, institutions were assessed at annual rates ranging from 12 to 45 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. As a result, we incurred increased deposit insurance costs during 2009 in comparison to previous periods.
        In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. FICO assessments are set quarterly, and in 2010 ranged from 2.60 basis points in the first quarter to 2.55 basis points in the fourth quarter. As the large number of recent bank failures continues to deplete the DIF, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. The amount of our special assessment was $998,639. In addition, the FDIC required financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and will require such prepayments for all of 2010 through and including 2012 in order to re-capitalize the DIF. The rule provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. The amount of our prepayment is approximately $6.4 million on December 31, 2010.
        In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

        The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.
        In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.
        In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.
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
          Capital Adequacy. The Bank is subject to capital requirements and limits on activities established by the FDIC. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, as such term is defined therein, of 4% and total risk-based capital, as such term is defined therein, of 8%. In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1% to 2% if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the DIF. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.
          Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a core capital ratio of 6.0% or more and a leverage ratio of 5.0% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a core capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3.0% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a core capital ratio of less than 4.0% or a leverage ratio of less than 4.0%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6.0%, a core capital ratio of less than 3.0% and a leverage ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a tangible equity ratio of less than or equal to 2.0%. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. As of December 31, 2010 the Bank was well capitalized within the meaning of the capital guidelines with $8.7 million in excess risk-based capital, $56.6 million in excess core capital and $46.8 million in excess leverage capital.
          The Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has currently fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, and decreasing the asset size of Bank. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position.
          If a state bank is not well-capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Thus, for deposits in its own normal market area, the bank must offer rates that are not in excess of 75 basis points over the average local rates. For non-local deposits, the bank must offer rates that are not in excess of 75 basis points over either (1) the bank’s own local rates or (2) the applicable non-local rates. In other words, the bank must adhere to the prevailing rates in its own normal market area for all deposits (whether local or non-local) and also must adhere to the prevailing rates in the non-local area for any non-local deposits. Thus, the bank would be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the bank’s own normal market area. Moreover, the Federal Deposit Insurance Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized.

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
          Banks also may be restricted in their ability to accept, renew, or roll over brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept, renew, or roll over brokered deposits, but all banks that are not well capitalized are not permitted to accept, renew, or roll over such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.
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
     Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
     The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
     Future legislation and regulations. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Yadkin cannot predict whether any such legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.
     Insurance of Accounts and Regulation by the FDIC. Yadkin’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
     Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from 12 to 50 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 7 to 77.5 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share. The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth). The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital. In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 50 basis points. The FDIC also imposed a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter. The amount of our special assessment was $998,639. In addition, the FDIC required financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and will require such prepayments for all of 2011 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. The rule provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. The amount of our prepayment is approximately $6.4 million on December 31, 2010.
     FDIC insured institutions are required to pay a FICO assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2010, the FICO assessment equaled 2.55 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.
     In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.
     The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

     In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.
     In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.
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
Number of Employees
     At December 31, 2010, the Company had 548 full-time employees (including our executive officers) and 67 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.
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
          Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2011. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.
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
          Also, our loan losses could exceed our allowance for loan losses. As of December 31, 2010, approximately 70% of our loan portfolio was composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than repayment of residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:
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
          Additionally, as part of the merger with American Community, we identified an increase in nonperforming loans in the American Community loan portfolio, including loans or lines of credit that needed to be adversely classified after execution of the merger agreement (due in part to a reassessment of certain of American Community’s construction loans and loans secured by real property in light of the continuing softness in the economic environment), and the resulting increases in American Community’s reserves for loan losses. There can be no assurances that the reserves for loan losses will meet the current need, or that the loan losses will not be greater than anticipated.
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
     We are subject to periodic fluctuations of the local economic conditions, which presently have a negative effect. These fluctuations are not predictable, cannot be controlled, and currently are creating a material adverse impact on our operations and financial condition. Our banking operations are locally oriented and community-based. Accordingly, we continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. For example, increases in unemployment and decreases in real estate values, as well as other factors, have and could continue to weaken the economies of the communities we serve. Weaknesses in our market area have and could continue to depress our earnings and consequently our financial condition because:
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
          As of December 31, 2010, our outstanding commercial real estate loans were equal to 338% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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
          Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 91.8% of our interest income for the year ended December 31, 2010. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.
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
          If current market conditions persist during 2011, in particular if mortgage markets decline, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment for the Sidus segment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in impairment of goodwill during 2011.
          Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. There was no valuation allowance necessary as of December 31, 2010. Charges to record a valuation allowance could have a material adverse effect on our results of operations and financial position.
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

We may be required to defer dividend payments on our Series T Preferred Stock and Series T-ACB Preferred Stock and defer interest payments on our trust preferred securities in the future which would prevent us from being able to pay dividends on our common stock.
          The Federal Reserve may require us to defer dividend payments on our Series T and Series T-ACB Preferred Stock and defer interest payments on our trust preferred securities. We are permitted to defer interest payments on our trust preferred securities for up to twenty consecutive quarters. As a condition to deferring payments of interest, we are prohibited from paying any dividends on our capital stock until deferred interest has been paid. If we fail to pay a total of six quarterly dividend payments on our Series T or Series T-ACB Preferred Stock, whether consecutive or not, Treasury is entitled to elect two directors to our Board of Directors. This right would continue until we paid all due but unpaid dividends. Also, we would be prohibited from paying any dividends on our common stock while payments on our Series T or Series T-ACB Preferred Stock are in arrears.
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
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
          As discussed in Item 1. Business, the Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.
          Although we cannot predict what the insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
          The FDIC may terminate deposit insurance of any insured depository institution if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. It also may suspend deposit insurance temporarily if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
          We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support growth, we may need to raise additional capital. In addition, we hope to redeem the Series T and Series T-ACB Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T and Series T-ACB Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.
We depend on out of market deposits as a source of funding.
          As of December 31, 2010, 5% of our deposits were obtained from out-of-market sources. To continue to have access to this source of funding, we are required to be classified as a “well capitalized” bank by the FDIC; whereas, if we only “meet” the adequate capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding.
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
     We have recently experienced significant growth in our acquisition of American Community, and may continue to grow by opening new branches or loan production offices and through acquisitions. Such expansion could place a strain on our resources, systems, operations, and cash flow. Our ability to manage this expansion will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. Because we may continue to grow by opening new branches or loan production offices and acquiring banks or branches of other banks that we believe provide a strategic fit with our business, we cannot assure shareholders that we will be able to adequately or profitably manage this growth. Risks associated with acquisition activity include the following:
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
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure shareholders we will be able to expand our market presence in existing markets or successfully enter new markets or that any such expansion will not adversely affect its results of operations. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected. Our ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage growth. In addition, without additional capital we may not be able to carry out this strategy. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow will also depend on whether we encounter additional operational and financial reporting difficulties as a result of future growth. If we encounter additional operational and financial reporting difficulties, our ability to grow in the future may be adversely affected.

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
     Joseph H. Towell, our president and chief executive officer, has substantial experience in the banking industry and has contributed significantly to our Company since joining in 2008. If we were to lose Mr. Towell’s services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Towell and other key management personnel in each of our market areas. Our success also depends on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel, including the chief financial officer, Jan H. Hollar. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of either of these key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.
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
Changes in prevailing interest rates may reduce our profitability.
     One of the key measures of our success is our amount of net interest income. Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve.
     We are subject to interest rate risk because:
•	Assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, net income will initially decline),

•
Assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on transaction and savings deposit accounts by an amount that is less than the general decline in market interest rates),

•	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may impact new or repricing loan yields and funding costs differently), and/or

•
The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the investment securities available for sale portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income).

     Interest rates may also have a direct or indirect impact on loan demand, credit losses, mortgage origination volume, the mortgage-servicing rights portfolio, the value of our pension plan assets and liabilities, and other financial instruments directly or indirectly impacting net income.
     Any substantial, unexpected, prolonged change in market interest rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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
Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.
     Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.
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
          The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended February 28, 2011 was approximately 26,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
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
          The dividends declared on the Series T and Series T-ACB Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T and Series T-ACB Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T and Series T-ACB Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 3.3% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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
Item 1B. Unresolved Staff Comments
          Not Applicable

Item 2 — Properties
The Company currently operates out of 38 full-service banking offices, 11 mortgage lending offices operated by Sidus, 9 administrative offices, and one loan production office as set forth below:

	Approximate Square	Year Established/
Office location	Footage	Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
516 Hawthorne Drive, Yadkinville, NC	4,532	2007
4611 Yadkinville Road, Pfafftown, NC	2,400	2007
3804 Peachtree Ave #220E, Wilmington, NC (LPO)	1,200	2007

Offices doing business as Piedmont Bank -
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	12,280	2005
3475 East Broad St, Statesville, NC	1,800	2006

Offices doing business as High Country Bank-
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
783 W. King Street Ste A, Boone, NC	1,200	2004
3618 Mitchell Ave, Linville, NC	3,000	2005

Offices doing business as Cardinal State Bank-
237 South Churton Street, Hillsborough, NC	3,250	2008
5309 Highgate Drive, Durham, NC	3,300	2008
115 East Carver Street, Durham, NC	4,300	2008
3400 Westgate Drive, Durham, NC	2,400	2008
405 N. Main St, Creedmoor, NC	1,056	2008

Offices doing business as American Community Bank-
2593 West Roosevelt Boulevard, Monroe, NC	14,774	2009
13860 East Independence Boulevard, Indian Trail, NC	3,850	2009
7001 East Marshville Boulevard, Marshville, NC	3,500	2009
7200 Matthews-Mint Hill Road, Mint Hill, NC	2,500	2009
3500 Mt. Holly-Huntersville Road, Charlotte, NC	4,500	2009
4500 Cameron Valley Parkway, Charlotte, NC	2,800	2009
2130 South Boulevard, Charlotte, NC	5,400	2009
217 North Granard Street, Gaffney, SC	11,000	2009
207 West Cherokee Street, Blacksburg, SC	2,500	2009
626 Chesnee Highway, Gaffney, SC	2,500	2009
1738 Gold Hill Road, Tega Cay, SC	3,100	2009

	Approximate Square	Year Established/
Office location	Footage	Acquired
Offices operated by Sidus Financial, LLC-
1073 13th Street SE, Hickory, NC	750	2004
350 South Cox Ste D, Asheboro, NC	800	2004
5001 Craig Rath Blvd. Midlothian, VA	2,691	2004
1824 E. Main St, Easley, SC	1,000	2004
6511 Creedmoor Road Ste 207, Raleigh, NC	1,150	2006
2403 W. Nash Street, Wilson, NC	950	2006
#16 Causeway Shopping Center, Atlantic Beach, NC	600	2006
1 Bedford Farms Drive Bedford NH	3,653	2008
2300 S. Croatan Hwy, Nags Head, NC	1100	2009
701 Green Valley Rd, Greensboro, NC	5,000	2010
1820 Stonehenge Dr, Greenville, NC	15,000	2010

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004
3710 University Drive, Durham, NC	12,000	2008
300 East Broad Street, Statesville, NC	6,000	2009
328 East Broad Street, Statesville, NC	2,500	2010
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
Item 4 — (Removed and Reserved)

PART II
Item 5 —Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
     Market for the Common Stock of the Company. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.” As of February 28, 2011, the Company had 5,826 shareholders of record.
          The following table lists high and low published closing prices of Yadkin’s common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated:

		Sale Price
	Dividends	Common Stock
	Paid	High	Low
2010
First Quarter	$-	$4.48	$3.43
Second Quarter	-	5.51	3.33
Third Quarter	-	3.32	2.30
Fourth Quarter	-	2.65	1.63

		Sale Price
	Dividends	Common Stock
	Paid	High	Low
2009
First Quarter	$0.06	$14.00	$3.27
Second Quarter	0.06	8.20	5.08
Third Quarter	-	7.25	4.67
Fourth Quarter	-	4.39	3.29

     Dividends. In the future, any declaration and payment of cash dividends will be subject to Yadkin’s Board of Directors’ evaluation of its operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. We may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future. If we defer dividend payments on the Series T and Series T-ACB Preferred Stock and defer interest payments on our trust preferred securities, we will be prohibited from paying any dividends on our common stock until all deferred payments have been made in full. Prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury’s consent. Additionally, prior to July 24, 2012, so long as the Treasury owns shares of the Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.
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
     We suspended our common stock repurchase plan in 2008, which we historically used to (1) reduce the number of shares outstanding when our share price in the market made repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter or year ended December 31, 2010.

     Item 6 — Selected Financial Data

	($ in thousands, except per share data)
	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total interest income	$99,002	$95,542	$74,526	$75,193	$67,306
Total interest expense	34,333	31,831	34,536	33,300	26,429

Net interest income	64,669	63,711	39,990	41,893	40,877
Provision for loan losses	24,349	48,439	11,109	2,489	2,165

Net interest income after provision for loan losses	40,320	15,272	28,881	39,404	38,712
Non-interest income	22,138	24,843	15,864	15,731	14,345
Non-interest expenses	63,859	124,048	39,637	33,246	32,093

Income (loss) before income taxes	(1,401)	(83,933)	5,108	21,889	20,964
Provision for income taxes	(1,389)	(8,876)	1,241	7,201	7,172

Net income (loss)	(12)	(75,057)	3,867	14,688	13,792
Preferred stock dividend and amortization of preferred stock discount	3,181	2,435	-	-	-

Net income (loss) to common shareholders	$(3,193)	$(77,492)	$3,867	$14,688	$13,792

Per Share Data:
Earnings (loss) per share - basic	$(0.20)	$(5.23)	$0.34	$1.39	$1.30
Earnings (loss) per share - diluted	(0.20)	(5.23)	0.34	1.37	1.28
Cash dividends per share	-	0.12	0.52	0.51	0.47
Weighted average shares outstanding*
Basic	16,129,640	14,808,325	11,235,943	10,594,567	10,640,819
Diluted	16,129,640	14,808,325	11,306,742	10,712,667	10,788,798

Selected Year-End Balance Sheet Data:
Loans, net, and loans held for sale	$1,613,206	$1,677,538	$1,215,143	$939,061	$846,432
Total assets	2,300,594	2,113,612	1,524,288	1,211,077	1,120,865
Deposits	2,020,406	1,821,752	1,155,042	963,442	907,847
Shareholders’ equity	147,457	152,266	149,644	133,269	124,399

Selected Ratios:
Return (loss) on average assets	(0.14%)	(3.96%)	0.28%	1.31%	1.31%
Return (loss) on average equity	(2.08%)	(40.50%)	2.66%	11.32%	11.52%
Dividend payout	0.00%	(59.09%)	154.80%	36.77%	36.15%
Average equity to average assets	6.89%	9.78%	10.55%	11.53%	11.69%

* Weighted average shares outstanding excludes 18,000 shares of nonvested, restricted stock.
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
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009 and the year ended December 31, 2008, and also analyzes our financial condition as of December 31, 2010 as compared to December 31, 2009. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
          The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report. Throughout MD&A we make reference to tangible equity which is a non-GAAP measure. See page 54 for a reconciliation from the GAAP measure to non-GAAP measure.
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
     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES – We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but may differ from actual results. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance for loan losses and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.
     GOODWILL – Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step will determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value will be adjusted, and an impairment charge will be recorded. Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the Company recorded a $61.6 million goodwill impairment charge to write-off all of its goodwill at the Bank reporting unit during 2009. The remaining $4.9 million in goodwill is related to the Sidus segment and will continue to be reviewed for impairment at least annually. For further discussion of goodwill impairment, refer to Note 22 of the Consolidated Financial Statements.
     OTHER REAL ESTATE OWNED “OREO” – OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent declines in value are reported as adjustments to the carrying amount and are charged to noninterest expense. Gains or losses resulting from the sale of OREO are recognized in noninterest expense on the date of sale.
     DEFERRED TAX ASSETS – At December 31, 2010, we had $15.6 million in deferred tax assets. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence we concluded there was no impairment of the deferred tax assets at December 31, 2010.
Financial Condition
          The Bank’s total assets increased 8.9% from $2,113.6 million at December 31, 2009 to $2,300.6 million at December 31, 2010. Total gross loans decreased 4.4% from $1,726.2 million at December 31, 2009 to $1,651.0 million at December 31, 2010. Deposits grew 10.9% from $1,821.8 million at December 31, 2009 to $2,020.4 million at December 31, 2010.

          Loans held for investment decreased by $75.9 million, or 4.5% for the year ended December 31, 2010. The table below presents the increases (decreases) in loans year over year.

	Balance	Balance	Increase	% Increase
Loan Category	12/31/10	12/31/09	(Decrease)	(Decrease)
	(dollar amounts in millions)
Construction	$300.9	$364.9	$(64.0)	-17.5%
Commercial real estate	621.4	583.1	38.3	6.6%
1-4 family mortgage loans	174.5	169.8	4.7	2.8%
1-4 family equity lines	209.3	202.7	6.6	3.3%
Multifamily	29.3	36.0	(6.7)	-18.6%
Commercial, other	222.7	271.4	(48.7)	-17.9%
Consumer	42.4	48.5	(6.1)	-12.6%

Total loans	$1,600.5	$1,676.4	$(75.9)	-4.5%

          Loan composition includes commercial real estate loans which account for 39% of total loans, followed by construction and land development loans at 19%, commercial and industrial loans at 14%, home equity lines at 13%, residential 1-4 family first mortgage liens at 11%, and consumer loans at 3%.
          The weighted average rate for loans held for investment at December 31, 2010 was 5.53% as compared to 5.40% at December 31, 2009. Fixed rate loans comprised 54% of total loans held for investment at December 31, 2010, an increase from 53% at the prior year end. Fixed rate loans held at the end of the current and prior year yielded 6.24% and 6.27%, respectively, a decrease of 3 basis points. At December 31, 2010, and 2009, the aggregate yields of variable rate loans were 4.71% and 4.43%, respectively, an increase of 28 basis points. This increase is attributable to strategic loan pricing on variable rate loan products and the impact of interest rate floors established on certain variable rate loans.
          Mortgage loans held-for-sale increased by $704,000, or 1.4%, as total year-to-date loan closings at December 31, 2010 were $937.0 million, compared to year-to-date loan closings at December 31, 2009 of $1,646.0 million. These loans are closed, managed, and sold by Sidus. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held-for-sale are normally sold to investors within two to three weeks after closing. Loans closed by Sidus during 2010 totaled $937.0 million with monthly volumes ranging from $40.4 million in February to $133.8 million in November.
          The securities portfolio increased by $114.2 million, or 62.1%, due to purchases of $230.9 million. These increases were offset by $59.1 million in principal reductions and maturities, and $53.3 million in sales. All securities were held in the available-for-sale category and included U.S. Government agency securities of $14.6 million, or 4.9%, state and municipal securities of $72.6 million, or 24.4%, mortgage-backed securities of $52.1 million, or 17.5%, collateralized mortgage obligations of $157.6 million, or 52.9%, and $1.1 million, or 0.4%, in other common and preferred stocks. The unrealized gains decreased to a net unrealized gain of $917,000 from a net unrealized gain of $4.7 million. The tax equivalent yield on securities held at December 31, 2010 was 3.26%, a decrease from 4.77% a year earlier.
          Premises and equipment, net of accumulated depreciation, increased by $2.3 million from December 31, 2009 to December 31, 2010. Additions were $5.4 million in premises and equipment while depreciation and disposals accounted for a $3.0 million decrease.

          Foreclosed real estate, also referred to as “Other Real Estate Owned” (“OREO”), increased by $11.2 million from December 31, 2009 to December 31, 2010. The following table presents the foreclosed real estate:

	2010	2009
Beginning balance	$14,344,599	$4,017,880
Loans transferred to OREO	21,232,204	18,641,826
OREO acquired in American Community merger	-	432,796
Proceeds of sales, net of selling expenses	(7,570,869)	(7,189,530)
Loss on sale of OREO	(2,423,700)	(1,558,373)

Ending balance of OREO	$25,582,234	$14,344,599

          Fair value of OREO is based on recent appraisals or discounted collateral values for properties in which recent appraisals were not available.
          Other assets decreased by $12.4 million from December 31, 2009 to December 31, 2010. The majority of the decrease was related to the current income taxes receivable and deferred tax assets that were decreased from $26.4 million to $19.9 million. In addition, prepaid FDIC insurance decreased from $10.5 million at December 31, 2009 to $6.4 million as of December 31, 2010.
          Deposits grew by $198.7 million, or 10.9%, for the year ended December 31, 2010. The table below presents the increases year over year.

	Balance	Balance	Increase	% Increase
Deposit Category	12/31/10	12/31/09	(Decrease)	(Decrease)
	(dollar amounts in millions)
Certificates of Deposit	$1,214.4	$1,168.4	$46.0	3.9%
Money market	388.0	231.3	156.7	67.7%
NOW	148.2	160.9	(12.7)	-7.9%
Savings	53.6	53.3	0.3	0.6%
Demand deposits	216.2	207.9	8.3	4.0%

Total deposits	$2,020.4	$1,821.8	$198.6	10.9%

          Money Market accounts were the largest contributor to deposit growth with an increase of $156.7 million. Money Market rates were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient for liquidity. Although there is no concentration of deposits from one individual or entity, the Bank does have $477.0 million or 23.6% of its total deposits in the over $100,000 (“jumbo CDs”) category. Jumbo CDs decreased by $83.8 million, or 14.9%, over the balance at December 31, 2009. The Bank’s brokered CD’s are approximately 5% of the Bank’s total deposits and are discussed in further detail under “Liquidity Management” on page 50.
          The weighted-average rate for CDs outstanding on December 31, 2010 was 2.23% down from 2.32% at the end of the prior year. During 2010 the aggregate CD rate decreased as CDs repriced throughout the year. The weighted-average rate paid on outstanding jumbo CDs at December 31, 2010 was 5 basis points higher than on other CDs, an increase from the prior year-end spread of 3 basis points. The weighted-average remaining term on jumbo CDs at December 31, 2010 was 15.3 months, up from 11.5 months, at the end of 2009 and 8.8 months at the end of 2008.
          There was an overall increase in checking account balances and a shift in the mix from interest bearing NOW deposits to money market accounts. This shift in mix can be attributed to the weakening economy as rate-conscious customers continued to look for better opportunities to earn interest on their balances.

          In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements decreased from $48.0 million at December 31, 2009 to $41.9 million at December 31, 2010. Advances from the Federal Home Loan Bank at December 31, 2010 totaled $39.0 million compared to $39.0 million at December 31, 2009. On November 1, 2007, the Company issued $25.0 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The initial interest rate was 6.21% for the period beginning November 1 through December 15, 2007. The rate will adjust quarterly, thereafter. The interest rate at December 31, 2010 was 1.62% and will be effective until March 14, 2011. These securities are classified as long-term debt and mature in the year 2032. The Company has the option to call for redemption of the securities in 2012. The proceeds provided funding for the acquisition of Cardinal at the end of the first quarter of 2008. In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. These trust preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. Their interest rate at December 31, 2010 was 3.09% and they are redeemable on December 15, 2033.
          The Company also acquired from American Community, capital lease obligations in the amount of $2.4 million. See Note 14 in the Consolidated Financial Statements for further details.
          Other liabilities decreased by $416,000, or 3.9%, from December 31, 2009 to December 31, 2010. The decrease was due primarily to a decrease in liabilities related to interest rate lock commitments.
Effect of Economic Trends
          The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures during the last three years. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Management continues to monitor real estate trends and its effect on our portfolio, and is continuing to monitor credits with weaknesses.
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
Results of Operations
          Net loss available to common shareholders for 2010 was $3.2 million compared to a net loss of $77.5 million in 2009 and net income of $3.9 million in 2008. Basic net loss per common share available to common shareholders was $(0.20) in 2010 compared to basic net loss per common share of $(5.23) in 2009 and basic net income per common share of $0.34 in 2008. Diluted net loss per common share available to common shareholders was $(0.20) in 2010 compared to diluted net loss per common share of $(5.23) and diluted net income per common share of $0.34 in 2008. The Company’s net loss before preferred dividends for 2010 was $12,000, a decrease in loss of $75.0 million from 2009 net loss before preferred dividends of $75.1 million. Return (loss) on average assets was (0.14)% in 2010, (3.96)% in 2009, and 0.28% in 2008. Return (loss) on average equity was (2.08)% in 2010, (40.50)% in 2009, and 2.66% in 2008. Return (loss) on tangible equity (calculated as average equity of $153.8 million, excluding average goodwill and core deposit intangibles of $10.5 million) was (2.23)% in 2010, (55.78)% in 2009 and 4.06% in 2008. The return on assets increased significantly in 2010 as a result of decreased net loss primarily due to the write down of goodwill in 2009. The return on equity increased as earnings increased. The decrease in return on assets in 2009 was a result of the write down of goodwill and increase in provision for loan losses as compared to 2008.
Net Interest Income
          Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.
          For analytical purposes, net interest income may be reported on a tax-equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2010, 2009, and 2008. These tables present changes in interest income and expense and net interest income changes caused by rate and/or volume.
          Net interest income increased $1.0 million, or 1.5%, in 2010 from 2009 compared to an increase of $23.7 million, or 59.3%, in 2009 over 2008. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the increase in net interest income was attributable to an increase in volume or asset growth offset partially by a decrease attributable to declining interest rates on interest earning assets. The increase in volume contributed net interest income of $2.2 million, and the decrease in rates decreased net interest income by $1.1 million. Acquisition accounting adjustments increased net interest income by $10.5 million in the prior year and $2.5 million in the current year. Average earning assets increased $283.2 million, or 15.7%, in 2010 over 2009 after increasing $567.2 million, or 45.8%, in 2009. Average loans increased $100.4 million, or 6.3%, in 2010 compared with an increase of $507.5 million, or 46.6%, in 2009. Average investment securities increased $43.2 million, or 22.8%, from 2009 to 2010 compared to an increase of $50.7 million, or 36.5%, from 2008 to 2009.
          The net interest margin (tax-equivalent net interest income as a percentage of average interest-earning assets) decreased to 3.15% from 3.59% comparing 2010 to 2009 after increasing to 3.59% from 3.29% for the prior comparative periods. This decrease is due to the decreased accretion of fair value adjustments recognized in the American Community merger in 2010 as compared to 2009. Excluding the accretion of fair value adjustments, net interest margin was 3.03% and 3.01% in 2010 and 2009, respectively. As the Interest Rate/Volume Variance Analysis table (page 46) shows, the increase in net interest income during 2010 attributable to volume (asset and liability growth) was $2.2 million while rate decreases on interest-bearing assets and liabilities decreased net interest income by $1.1 million.
          Interest spread was 2.94% in 2010 compared to 3.31% in 2009 and 2.84% in 2008. Interest spread measures the difference between the average yield on interest-earning assets (tax-equivalent interest income as a percentage of average interest-earning assets) and the interest paid on interest-bearing liabilities. The rate declines in 2009 and 2008 contributed to the earning asset rate decline from 5.35% in 2009 to 4.79% in 2010 as assets continued to reprice at lower rates. The general decline in rates also contributed to a decline of 19 basis points in the interest-bearing liability rate from 2009 to 2010, as compared to the 120 basis point decline in the earning asset rate. The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Bank for 2010, 2009, and 2008.

Interest Rates Earned and Paid

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,424	$10	0.23%	$13,090	$25	0.19%	$2,451	$56	2.28%
Interest-bearing deposits	156,583	385	0.25%	8,344	45	0.54%	9,885	376	3.80%
Investment securities (1)	232,577	8,742	3.76%	189,333	8,051	4.25%	138,674	7,304	5.27%
Total loans (1)(2)(6)	1,696,469	91,012	5.36%	1,596,094	88,486	5.54%	1,088,626	67,609	6.21%

Total interest-earning assets	2,090,053	100,149	4.79%	1,806,861	96,607	5.35%	1,239,636	75,345	6.08%

Non-earning assets	142,102			150,434			136,221

Total assets	$2,232,155			$1,957,295			$1,375,857

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$417,695	3,364	0.81%	$330,348	3,002	0.91%	$235,836	3,866	1.64%
Savings	54,664	133	0.24%	47,603	127	0.27%	36,949	185	0.50%
Time certificates	1,258,639	28,396	2.26%	1,024,653	25,855	2.52%	640,282	26,210	4.09%

Total interest bearing deposits	1,730,998	31,893		1,402,604	28,984		913,067	30,261	3.31%
Repurchase agreements sold	46,643	519	1.11%	57,465	659	1.15%	48,981	1,132	2.31%
Borrowed funds (8)	74,074	1,921	2.59%	103,634	2,188	2.11%	103,086	3,143	3.05%

Total interest-bearing liabilities	1,851,715	34,333	1.85%	1,563,703	31,831	2.04%	1,065,134	34,536	3.24%

Non-interest bearing deposits	211,027			190,363			155,503
Stockholders’ equity	154,401			191,363			145,184
Other liabilities	15,012			11,866			10,036

Total average liabilities and stockholders’ equity	$2,232,155			$1,957,295			$1,375,857

Net interest income (3) and interest rate spread (5)		$65,816	2.94%		$64,776	3.31%		$40,809	2.84%

Net interest margin (4)			3.15%			3.59%			3.29%

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
(6) Interest income on loans includes $1.6 million and $6.0 million in accretion of fair market value adjustments related to recent mergers for 2010 and 2009, respectively. Estimated accretion for 2011 is $1.3 million.
(7) Interest expense on deposits includes $778,000 and $4.3 million in accretion of fair market value adjustments related to recent mergers for 2010 and 2009, respectively. Estimated accretion for 2011 is $302,000.
(8) Interest expense on borrowings includes $118,000 and $91,000 in accretion of fair market value adjustments related to recent mergers for 2010 and 2009, respectively. Estimated accretion for 2011 is $111,000.
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

Interest Rate/Volume Analysis

	2010-2009			2009-2008
	Net Increase (Decrease)			Net Increase (Decrease)
	due to change in:			due to change in:
	Average	Average	Increase	Average	Average	Increase
	Balance	Rate	(Decrease)	Balance	Rate	(Decrease)

Interest-Earning Assets
Federal funds sold	$(18)	$4	$(14)	$132	$(163)	$(31)
Investment securities	1,732	(1,042)	690	(33)	(298)	(331)
Other investments	582	(242)	340	2,411	(1,664)	747
Total loans	5,475	(2,949)	2,526	29,825	(8,948)	20,877

Total earning assets	7,771	(4,229)	3,542	32,335	(11,073)	21,262

Interest-Bearing Liabilities
NOW and money market	749	(387)	362	1,204	(2,068)	(864)
Savings	18	(12)	6	41	(99)	(58)
Time certificates	5,592	(3,051)	2,541	12,717	(13,072)	(355)

Total interest-bearing deposits	6,359	(3,450)	2,909	13,962	(15,239)	(1,277)
Borrowed funds	(765)	358	(407)	207	(1,635)	(1,428)

Total interest-bearing liabilities	5,594	(3,092)	2,502	14,169	(16,874)	(2,705)

Net interest income	$2,177	$(1,137)	$1,040	$18,166	$5,801	$23,967

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
          The Bank measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time. The difference or the interest rate repricing “gap” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The interest rate sensitivity management function is designed to maintain consistent growth of net interest income with acceptable levels of risk to interest rate changes generally on a one year horizon.

          Net interest margin decreased by 44 basis points from 3.59% in 2009 to 3.15% in 2010. The 2010 margin decrease was preceded by an increase of 30 basis points in 2009 and a decline of 91 basis points in 2008. This decrease is due primarily to the decreased accretion of fair value adjustments recognized in the American Community merger in 2010 as compared to 2009. Excluding the accretion of fair value adjustments, net interest margin was 3.03% and 3.01% in 2010 and 2009, respectively.
          Management uses various resources to measure interest rate risk, including simulating net interest income under different rate scenarios, monitoring changes in asset and liability values under similar rate scenarios and monitoring the gap between rate sensitive assets and liabilities over different time periods.
          The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2010 that mature or are expected to reprice within the stated time periods.
The asset sensitivity of the Company’s net interest income is reflected in the “Income Shock Summary” table following the “Gap Analysis” table.

GAP Analysis

	Terms to Repricing at December 31, 2010
		More Than	Over 1 Year	Over 3 Years
	3 Months	3 Months	Thru	Thru	Over
	or Less	to 12 Months	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans:
Commercial	$201,792	$31,937	$37,190	$1,173	$133	$272,225
Real estate- construction	149,926	43,771	70,313	11,685	478	276,173
Real estate- mortgage	485,795	131,448	268,499	113,858	6,910	1,006,510
Consumer	17,501	13,977	14,153	-	-	45,631

Total Loans	855,014	221,133	390,155	126,716	7,521	1,600,539

Securities:
U.S. Treasuries and other agencies	-	-	10,000	4,192	358	14,550
State and municipal securities	388	1,945	3,714	6,966	59,609	72,622
Mortgage backed debt securities	13,169	32,708	70,254	49,638	43,937	209,706
Mutual funds/equities	1,124	-	-	-	-	1,124

Total Securities	14,681	34,653	83,968	60,796	103,904	298,002

Federal Funds Sold	31	-	-	-	-	31
Interest bearing due from banks	197,782	-	-	-	-	197,782

TOTAL EARNING ASSETS	$1,067,508	$255,786	$474,123	$187,512	$111,425	$2,096,354

INTEREST-BEARING LIABILITIES
Deposits:
NOW accounts	$9,015	$27,045	$72,119	$36,059	$-	$144,238
Money market accounts	24,466	73,397	195,726	97,863	-	391,452
Savings	3,381	10,144	27,050	13,525	-	54,100
Certificates: (1)
Over $100,000	83,222	179,477	136,600	67,431	-	466,730
Other certificates	158,381	334,051	196,586	58,392	314	747,724

Total deposits	278,465	624,114	628,081	273,270	314	1,804,244

TT&L Notes	1,014	-	-	-	-	1,014
Repurchase Agreements/Fed Funds Purchased	36,934	-	5,000	-	-	41,934
FHLB borrowings	1,005	5,000	16,000	10,000	6,834	38,839
Junior Subordinated Debentures	34,981	-	-	-	-	34,981

TOTAL INTEREST BEARING LIABILITIES	$352,399	$629,114	$649,081	$283,270	$7,148	$1,921,012

GAP	$715,109	$(373,328)	$(174,958)	$(95,758)	$104,277	$175,342

CUMULATIVE GAP	$715,109	$341,781	$166,823	$71,065	$175,342	$175,342

GAP %	34.11%	-17.81%	-8.35%	-4.57%	4.97%	8.36%
Additional information regarding loans with maturity dates that exceed one year

					(in millions)
Fixed rate loans with maturities that exceed one year					$917.7
Variable rate loans with maturities that exceed one year					$215.4
(1) For GAP analysis purposes, certificates of deposits related to public funds and brokered deposits are not broken down between certificates greater than $100,000 and other. As a result, classifications may vary from disclosures and presentations throughout the financial statements.

Income Shock Summary

	January 1, 2011 - December 31, 2011
		Rates UP (+200 bp)		Rates DN (-200 bp)
	Base
	Amount	Amount	% Change	Amount	% Change
		(dollars in thousands)

Short-term investments	$292	$4,070	1293.84%	$292	0.00%
Securities	10,168	11,412	12.23%	9,260	-8.93%
Loans	86,067	102,461	19.05%	69,381	-19.39%

Interest income	96,527	117,943	22.19%	78,933	-18.23%

Non-maturing deposits	$3,959	$11,462	189.52%	$985	-75.12%
Certificates of deposits	22,303	30,812	38.15%	18,417	-17.42%
Borrowed money	1,148	2,541	121.34%	1,155	0.61%

Interest expense	27,410	44,815	63.50%	20,557	-25.00%

Net interest income	$69,117	$73,128	5.80%	$58,376	-15.54%

Liquidity Management
          The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, Federal Home Loan Bank line of credit, and availability at the Federal Reserve discount window. Liquidity needs have been met through federal funds purchased and the use of a line of credit at the Federal Home Loan Bank. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In 2008, the Bank adopted a Brokered Funds Policy that allows the Bank to obtain brokered funds up to 20% of total deposits, and deposits obtained through a single broker are limited to 5% of total deposits. Previously, brokered funds were authorized under the Bank’s Asset Liability Management Policy but total and broker maximum amounts were not addressed by the policy. At December 31, 2010, brokered deposits totaled $98.1 million and accounted for approximately 4.9% of total deposits. The Bank maintains a brokered deposit NOW account to add municipal deposits which averaged $3.3 million during 2010 and totaled $3.3 million at December 31, 2010. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these municipal deposits have enhanced the Bank’s liquidity.
          The Bank contracted with Promontory Interfinancial Network (“Promontory”) in 2008 for various services including wholesale CD funding. Promontory’s CDARS® and One-Way BuySM products enable the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At December 31, 2010, the balance of funds acquired through the One-Way Buy product totaled $24.0 million. The Bank’s solicited deposits from outside its primary market area in the form of brokered certificates of deposit totaled $50.6 million at December 31, 2010. Promontory also provides a product, CDARS® Reciprocal, that allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports these reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal certificates of deposit totaled $20.2 million at December 31, 2010.

          Comparing 2010 to 2009, average total deposits increased 21.9%, or $349.1 million. At December 31, 2010, total deposits reflected a 10.9% increase of $198.7 million compared to December 31, 2009. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $36.9 million at year-end 2010 compared to $43.0 million at year-end 2009. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient for liquidity. As liquidity grew to levels that met management’s targets, deposit rates were reduced. Even with the reduction in deposit rates, deposits continued to grow and loan demand remained very slow. These two events caused a substantial increase in our cash position. With the growth in cash and not being able to deploy the cash into loans, management made the decision to increase the investment portfolio in short maturity and short average life assets. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the Federal Home Loan Bank at December 31, 2010 was $97.5 million. Federal funds available for additional borrowings at year-end were $34.9 million.
Other Borrowed Funds
See Note 9 to the Consolidated Financial Statements.
Investment Securities
          At December 31, 2010, the securities classified as available-for-sale, carried at market value, totaled $298.0 million with an amortized cost of $297.1 million. Securities available-for-sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital or liquidity. Securities available-for-sale consist of U.S. Government agencies with an average life of 2.03 years, municipal securities with an average life of 9.26 years, and mortgage-backed securities with an average life of 3.93 years. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. The proceeds from maturities and sales were reinvested in the investment portfolio. Refer to Note 3 to the Consolidated Financial Statements for additional information.
The following table presents the carrying value of investment securities as of December 31, 2010, 2009 and 2008:

	2010	2009	2008
Securities available-for-sale:	(Amounts in thousands)
U.S. government agencies	$14,550	$42,894	$43,650
Government sponsored agencies:
Residential mortgage-backed securities	52,075	50,884	42,941
Collateralized mortgage obligations	155,926	25,217	7,180
Private label collateralized mortgage obligations	1,705	2,288	2,942
State and municipal securities	72,622	61,378	41,077
Common and preferred stocks, and other	1,124	1,180	23

Total securities available-for-sale	$298,002	$183,841	$137,813

The following tables present maturities and yield of debt securities outstanding as of December 31, 2010:
Maturities and Yields of Debt Securities
as of December 31, 2010

	Within 1 Year		1 to 5 Years		5 to 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Amounts in thousands)
Available-for-sale securities
U.S Government agencies	$-	-	$14,550	0.97%	$-	-	$-	-	$14,550
Mortgage-backed securities	-	-	1,076	3.43%	8,441	5.24%	42,558	4.45%	52,075
Collateralized mortgage obligations	-	-	-	-	16,171	2.77%	139,755	2.10%	155,926
Private label collateralized mortgage obligations	-	-	-	-	423	5.36%	1,282	6.30%	1,705
Municipals	2,494	3.32%	10,954	3.35%	21,525	3.29%	37,649	3.62%	72,622
Other	-	-	-	-	-	-	1,124	0.00%	1,124

Total available-for-sale securities	$2,494		$26,580		$46,560		$222,368		$298,002

Time Deposits
     The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.

	Maturities of Time Deposits
	As of December 31, 2010
	Within	Three to	Six to	One to
	Three	Six	Twelve	Five
	Months	Months	Months	Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$89,018	$55,011	$148,763	$184,238	$477,030
Other time deposits	152,900	115,253	194,500	274,772	737,425

	$241,918	$170,264	$343,263	$459,010	$1,214,455

Capital Adequacy
          Shareholders’ equity at December 31, 2010, totaled $147.5 million, a decrease of 3.2% from 2009 year-end shareholders’ equity of $152.3 million. The 2010 shareholders’ equity total includes an unrealized net gain of $582,000 compared to an unrealized net gain of $2.9 million at December 31, 2009. The Company’s internal capital generation rate (net income /(loss) less cash dividends declared, as a percentage of average equity) was (2.1)% in 2010 and (41.4)% in 2009. The dividend payout rate in 2010 was 0.0% of after-tax earnings compared to (2.1)% in 2009 and 154.8% in 2008. The Company had pursued a policy of increasing the dividend payout as a percentage of after-tax earnings in earlier years until 2002. The current dividend policy is a payout of approximately 40% of earnings up to a policy maximum of 50% of earnings. In 2009, the Board of Directors suspended the payment of dividends in order to preserve capital.
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
          Beginning in 2011, the holding company may not have sufficient liquidity to make payments for Series T and Series T-ACB preferred stock dividends and without additional capital may not be able to make these payments. As such, it is possible that payment of dividends on our preferred stock will be deferred.
          The table below presents the plans and number of common shares repurchased, and the activity from inception through December 31, 2010. Common shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The 2002 through 2005 plans were approved by a vote of the Company’s shareholders. Following reorganization as a holding company on July 1, 2006, the Board of Directors of the Company approved stock repurchases of up to 100,000 shares for the 2006 and 2007 plans. There was no 2010 or 2009 repurchase plan or repurchases in 2010 or 2009. There will be no stock repurchases without prior approval of the Treasury due to provisions of TARP.

	Shares
	Repurchased &		Total Reduction
Approved by Shareholders	Cancelled	Average Cost	of Capital
2004 and prior plans - 1,150,000 shares approved	589,571	$12.61	$7,432,590
2005 Plan - 300,000 shares approved	54,648	14.35	784,107
2006 Plan - 100,000 shares approved	100,000	17.42	1,741,886
2007 Plan - 100,000 shares approved	71,281	17.10	1,219,251

Total Repurchased	815,500	$13.71	$11,177,834

There were no executive stock options exercised during the year.
          The Company’s tangible equity ratio was 6.01%, 6.71% and 6.24% at end of year 2010, 2009, and 2008, respectively. Management believes that these non-GAAP tangible measures provide additional useful information, particularly since these measures are widely used by industry analysts for companies with prior merger and acquisition activities.

          The following table presents the calculations of these ratios:
Capital Adequacy Ratios
December 31,

	2010	2009	2008
Total assets	$2,300,594,066	$2,113,611,985	$1,524,288,021
Goodwill	(4,943,872)	(4,943,872)	(53,502,887)
Core deposit intangibles	(4,907,064)	(6,186,564)	(4,660,116)

Tangible assets	$2,290,743,130	$2,102,481,549	$1,466,125,018

Total equity	$147,457,391	$152,265,736	$149,644,322
Goodwill	(4,943,872)	(4,943,872)	(53,502,887)
Core deposit intangible	(4,907,064)	(6,186,564)	(4,660,116)

Tangible equity* (Non-GAAP)	$137,606,455	$141,135,300	$91,481,319

Tangible equity ratio* (Non-GAAP)	6.01%	6.71%	6.24%
Equity ratio	6.41%	7.20%	9.82%
*Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.
          Although the Company and Bank are well capitalized as of December 31, 2010, the elevated level of criticized assets leads management to believe additional capital may be needed. While criticized assets appear to be showing signs of improvement, the Company remains diligently focused on acquiring additional capital.
Loans
          Net loans held for investment (total loans held for investment less allowance for loan losses) as of December 31, 2010 were $1,562.8 million as compared with $1,627.8 million as of December 31, 2009, a decrease of $65.0 million, or 4.0%. In addition, the Bank’s residential mortgage loans classified as held-for-sale totaled $50.4 million and $49.7 million at December 31, 2010 and 2009, respectively, representing an increase of $704,000, or 1.4%. The Bank focuses on commercial lending to small and medium-sized businesses within its market area, consumer based installment loans, and residential mortgage lending including equity lines of credit. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans.
The following table presents amounts and types of loans outstanding for the past five years ended December 31.

	2010		2009		2008		2007		2006
	Amount	%	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Construction real estate	$300,877	18.8%	$364,853	21.8%	$227,989	19.2%	$155,043	17.3%	$111,353	13.7%
Commercial real estate	621,429	38.8%	583,120	34.8%	416,872	35.1%	352,568	39.2%	323,041	39.7%
1-4 family 1st liens	174,536	10.9%	169,790	10.1%	125,225	10.5%	75,740	8.4%	65,112	8.0%
Multifamily	29,268	1.8%	36,031	2.2%	22,468	1.9%	20,577	2.3%	23,548	2.9%
1-4 family equity lines	209,319	13.1%	202,676	12.1%	135,639	11.4%	100,012	11.1%	94,650	11.6%

Total mortgage loans	413,123	25.8%	408,497	24.4%	283,332	23.9%	196,329	21.8%	183,310	22.5%
Commercial , other	222,664	13.9%	271,433	16.2%	225,092	19.0%	161,507	18.0%	147,473	18.1%
Consumer	42,446	2.7%	48,545	2.9%	34,284	2.9%	33,306	3.7%	49,733	6.1%

Gross Loans	1,600,539	100.0%	1,676,448	100.0%	1,187,569	100.0%	898,753	100.0%	814,910	100.0%

Allowance for loan losses	(37,752)		(48,625)		(22,355)		(12,445)		(10,829)

Total	$1,562,787		$1,627,823		$1,165,214		$886,308		$804,081

          The Bank requires documentation on its residential mortgage loans and does not have a program to make loans with minimal documentation requirements. The Bank’s residential real estate loans are collateralized predominately by property in North Carolina where real estate values have been decreasing steadily over the past few years. While residential real estate values have declined across the state, the erosion has been more acute in the coastal and mountain regions where large vacation and second home exposures exist. The Bank’s total real estate loan exposure for the mountain region is 11.5% of the Bank’s total real estate loan portfolio and the total real estate loan exposure for the coastal region is 1.4% of the Bank’s total real estate loan portfolio. The mountain region real estate loans were concentrated in commercial real estate (35.7%), construction and land development (17.2%), 1-4 family equity lines (17.8%) and 1-4 family residential (7.3%). The coastal region real estate loans were concentrated in construction and land development (40.9%), 1 - 4 family equity lines (23.7%), and 1 - 4 family residential (23.9%).
          The Bank’s residential mortgage loans do not have features such as teaser rates or negative amortization and are made at loan-to-value (“LTV”) ratios of 80% or lower, with the exception of HELOC’s which can have LTV of 90%. Since these loans do not have features that would create additional risk, net interest income after loan loss provision would not be affected unfavorably by unique loan features. Residential mortgage loans and home equity lines with risk grades that are either substandard or doubtful, totaled $20.5 million and $14.5 million on December 31, 2010 and 2009, respectively. Continuing high levels of classified loans is attributable to the weak economic and employment trends throughout the Bank’s market area. Management has determined the appropriate loss estimate for these loans, some of which are impaired, and recorded a provision expense to recognize the probable losses. Further weakness in the performance of these loans and in economic conditions may result in additional provision expense. While economic weakness may result in additional provision, improved performance may result in a credit to provision expense for this loan group.
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
          Construction loans extended by the Bank are to be supported by current appraisals in compliance with FIRREA requirements and the Bank’s appraisal policies as described in the loan policy. The borrower must obtain all appropriate building permits, and the project must comply with applicable zoning requirements for the site. Projects are to have controlled disbursements based upon satisfactory inspections indicating the project status merits the draw. Speculative units for home builders are to be limited to a level the home builder can support from sources in addition to the future sale of these units. The Bank requires that there be no secondary financing on projects for which it is providing financing. Exempted from this requirement are construction loans to be taken out by SBA 504 program financing, which by design, contemplates a secondary loan. During the construction phase; however, there is to be no secondary financing. Loans with interest reserves were $21.7 million at December 31, 2010. The Bank tracks loans with interest reserves and monitors these loans on a regular basis for any impairment and discontinuation of interest accruals.
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
          Over the past year the Bank has reduced its concentration in construction and land development lending, decreasing balances by $64.0 million, or 17.5%. The economic conditions and their impact on the one-to-four family residential market has reduced both demand and increased the credit risk for this type of lending. While the Bank continues to evaluate credit opportunities presented in this line of business, it is actively trying to diversify the loan portfolio by being selective and trying to create opportunities in other loan types.

          The Bank originates and maintains a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. The Bank requires the personal guaranty of principals where prudent and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Bank also makes loans secured by commercial/investment properties provided the subject property is typically either pre-leased or pre-sold before the Bank commits to finance its construction.
          The Bank has an internal credit risk review department that reports to the Chief Credit Officer. The focus is on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review. Management also utilized a report of past due delinquency and set procedures to ensure delivery to regional executives in order that monitoring and grading can be achieved on a comprehensive basis.
          The purpose of the credit risk management team, under the direct supervision of the Chief Credit Officer, is to develop a more intense credit risk approach by implementing the following procedures:
-	Improved problem loan tracking and reporting
-	Reporting by bank and region
-	Improved and more defined commercial real estate reporting
-	Coordination with lenders to ensure proper loan grading
-	Enhanced staff including regional credit risk officers
-	More communication and involvement with Regional Executives
          As discussed below in the Provision and Allowance for Loan Losses section, loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source. If borrowers do not meet credit history requirements, other mitigating criteria such as substantial liquidity and low loan-to-value ratios could be considered and would generally have to be met in order to make the loan. The Bank’s loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower’s ability to repay. The Board of Directors has authorized the loan officers to have individual approval authority for risk grade 1 through 4 loans up to maximum exposure limits for each customer. New or renewed loans that are graded 5 (special mention) or more must have approval from a regional credit officer.
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
          Nonperforming loans as of December 31, 2010 totaled $65.4 million, or 4.18%, of net loans compared with $36.3 million, or 2.23%, in 2009 and $13.6 million, or 1.17%, in 2008. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our special assets department. The total number of loans on nonaccrual status has increased from 322 to 490 since December 31, 2009. The increase in nonperforming loans from December 31, 2009 to December 31, 2010 is related primarily to continued deterioration in the Bank’s overall construction loan portfolio, as well as the addition of $21.9 million in troubled debt restructured loans which will remain on nonaccrual until sufficient payment evidence is obtained. Accordingly, approximately 62% of nonaccrual loans continue to pay according to agreed upon terms as of December 31, 2010, as compared to 46% as of December 31, 2009.
          A significant portion, or 94%, of nonperforming loans at December 31, 2010 are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition. The Bank has a general policy to stop accruing interest when any loan is past due 90 days as to principal or interest; however, some exceptions do apply. In addition, loans may be identified as nonaccrual on a case by case basis if it is probable that the borrower will not be able to repay according to the original terms. Nonperforming loans and other real estate owned (foreclosed real estate) comprise nonperforming assets. At December 31, 2010, certain additional loans were considered to be impaired, even though they were performing, where liquidation of collateral would be insufficient to repay the balance of the loan. The impairment was determined based on current economic conditions, the declines in the commercial borrowers’ industries, or specific credit or collateral characteristics of the loan.

	At December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)
Loans on nonaccrual status	$65,400	$36,255	$13,647	$1,962	$1,830
Other real estate owned	25,582	14,345	4,018	602	574

Total nonperforming assets	$90,982	$50,600	$17,665	$2,564	$2,404

Nonperforming assets to gross loans held for investment	5.68%	3.02%	1.49%	0.29%	0.30%

Troubled debt restructured loans	$17,153	$5,544	$85	$-	$-
          At December 31, 2010, the allowance for loan losses represented .57 times the amount of nonperforming loans, compared to 1.3 times and 1.6 times at December 31, 2009 and 2008, respectively. The coverage level of the allowance at December 31, 2010 decreased from the coverage level at December 31, 2009 due to decreased specific reserves on nonperforming loans and an increase in nonperforming loans. Collateral dependent, nonperforming loans in the amount of $10.0 million were charged down to fair value during the year and require no reserve at December 31, 2010. In addition, in 2010 the Bank added $21.9 million in troubled debt restructured loans to nonaccrual status which are now paying according to agreed upon terms. Nonperforming loans that have been written down to fair value will remain in nonaccrual status until consistent payment performance is evident. Nonperforming loans are individually reviewed for impairment based on probable cash flows and the value of collateral.
Impaired Loans
          As discussed above, the Bank generally identifies loans 90 days past due as nonaccrual loans. Impaired loans include $65.4 million in nonaccrual loans, $17.2 million in restructured loans as well as $4.3 million in performing loans that were impaired for various concerns regarding the ability of the borrower to repay the principal.

          The following table presents impaired loans as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2010	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$21,677	$22,404	$-	$11,427	$206
Commercial real estate:
Non-owner occupied commercial real estate	5,732	5,803	-	2,380	98
Owner occupied commercial real estate	11,573	11,745	-	5,109	187
Commercial	1,998	2,004	-	1,226	45
Mortgages:
Secured 1-4 family real estate	3,122	3,143	-	1,427	60
Multifamily	310	315	-	192	13
Open ended secured 1-4 family	953	961	-	294	12
Consumer and other	-	-	-	72	5
Impaired loans with a related allowance for loan losses
Construction	$11,116	$11,150	$2,141	$16,379	$261
Commercial real estate:
Non-owner occupied commercial real estate	6,484	6,540	1,096	5,758	141
Owner occupied commercial real estate	5,077	5,104	860	4,416	134
Commercial	5,435	5,435	1,318	4,266	101
Mortgages:
Secured 1-4 family real estate	2,133	2,172	343	3,270	57
Multifamily	469	476	82	159	9
Open ended secured 1-4 family	898	898	439	780	14
Consumer and other	134	135	35	73	3
Total impaired loans
Construction	$32,793	$33,554	$2,141	$27,806	$467
Commercial real estate:
Non-owner occupied commercial real estate	12,216	12,343	1,096	8,138	239
Owner occupied commercial real estate	16,650	16,849	860	9,525	321
Commercial	7,433	7,439	1,318	5,492	146
Mortgages:
Secured 1-4 family real estate	5,255	5,315	343	4,697	117
Multifamily	779	791	82	351	22
Open ended secured 1-4 family	1,851	1,859	439	1,074	26
Consumer and other	134	135	35	145	8

	$77,111	$78,285	$6,314	$57,228	$1,346

Impaired loans under $100,000 that are not individually reviewed for impairment	9,768	10,087	2,617	12,144	444

Total impaired loans	$86,879	$88,372	$8,931	$69,372	$1,790

          At December 31, 2010, the impaired loans in the construction category consisted of non 1-4 family construction and land development loans totaling $18.3 million and 1-4 family construction loans totaling $14.5 million. The largest impaired construction and land development loan balance was $2.2 million for a residential development with no specific allowance recorded as the loan has been charged down to the fair value of collateral as of December 31, 2010. Of the remaining construction and land development loans, there were five relationships with balances in excess of $1.0 million. Specific allowances have been recorded for each loan based on recent appraisals or discounted collateral values in cases where recent appraisals were not available. The largest impaired 1-4 family construction loan balance was $1.8 million with no specific allowance recorded as the loan has been charged down to the fair value of collateral as of December 31, 2010. The remaining 1-4 family loans are spread across various market areas and specific allowances for impaired loans have been recorded where loan balances exceeded discounted collateral values.
          Collateral values were assessed for impaired residential mortgage and commercial mortgage loans. Ten relationships with balances exceeding $1.0 million were identified as impaired. The impaired loans were analyzed to record specific allowances for loans with balances that exceeded discounted collateral values. Specific allowances were assigned for loan balances in excess of recent appraisals or discounted collateral values in cases where recent appraisals were not available.
          At December 31, 2010, most of the impaired loan balances in the commercial, financial, and agricultural category were collateralized by accounts receivable, inventory, and equipment. The borrowers were businesses primarily in the lumber, furniture, and equipment leasing industries which have softened over the past year. Perfected collateral related to impaired loans is appraised by an independent third party appraiser and recorded at the lower of loan balance or fair market value. Specific allowances for impaired loans were assigned for loan balances in excess of discounted collateral values for loans deemed to be impaired.
          Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to impaired loans and were $47,000 and $67,000, respectively, at December 31, 2010 and 2009.
The following table presents changes in all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

		Fair Value
	Contractual	Adjustment
	Principal	(nonaccretable	Carrying
	Receivable	difference)	Amount
As of April 17, 2009 acquisition date	$14,513,154	$3,824,951	$10,688,203
Change due to payment received	(1,985,697)	(83,415)	(1,902,282)
Transfer to foreclosed real estate	(5,684,274)	(424,500)	(5,259,774)
Change due to charge-offs	(5,188,438)	(3,245,464)	(1,942,974)

Balance at December 31, 2010	$1,654,745	$71,572	$1,583,173

          At December 31, 2010, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1.6 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.
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
          As part of management’s plan to improve policies and procedures and internal controls over the provision for loan losses, the framework utilized for the model to determine the allowance for loan losses was modified during 2009. These modifications led to improved written policies and procedures, a thorough review of the allowance for loan loss model, and improved controls and support for changes in the underlying assumptions being used in the model. Improvements to the allowance for loan loss model and related calculations were driven primarily by a change in the methodology of calculating reserves on unimpaired loans placing greater emphasis on the credit quality of loans. These changes were incorporated by adding classified asset factors to classified loan categories including special mention, substandard, and doubtful loans under $100,000. Loans were also segregated into more defined risk categories based on the underlying collateral and characteristics in order to provide a more accurate assessment of risks within the portfolio. Those risk categories include the following: nonresidential construction and land development, residential construction, owner-occupied commercial real estate, non owner-occupied commercial real estate, commercial loans, first lien 1-4 family residential mortgages, junior lien 1-4 family residential mortgages, open ended secured 1-4 family equity lines, and other consumer loans. In 2010, further refinement was made to the allowance model, including changes made in the calculation of classified asset factors. The classified asset factor was updated to incorporate twelve months of default trends and historical charge-offs for classified loans, as opposed to single data point information previously used. The use of twelve month data is a better assessment of losses associated with classified loans as opposed to a single data point used in prior periods to ensure that the analysis incorporates the most current and statistically relevant trends. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified.
          The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $24.3 million in 2010 compared to $48.4 million in 2009 and $11.1 million in 2008. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.
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
          A portion of the general allocation is based on environmental factors including estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at December 31, 2010 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations and exceptions to FDIC guidelines for loan-to-value ratios. The addition of a centralized team of credit spread analysts has improved the quality of credit underwriting and risk grade identification on new loans and modifications. Other related improvements, such as expanded use of global cash flows in the underwriting process, has contributed to the ability to better identify and quantify potential risks inherent in the portfolio.
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
          Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2010. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
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
          The Bank’s allowance for loan losses was $37.8 million at December 31, 2010, or 2.36%, of loans held for investment, as compared to $48.6 million, or 2.90%, of loans held for investment, at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due primarily to a decrease in specific reserves related to impaired loans and a decrease in classified loans as of December 31, 2010. In addition, the Bank saw some improving trends in the Bank’s past dues and unemployment rates within the region. Overall the depressed real estate markets continue to take a toll on our construction portfolio. This has resulted in impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.
          The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $37.8 million in total allowance for loan losses at December 31, 2010, the specific allowance for impaired loans accounted for $6.3 million, down from $10.9 million at December 31, 2009. Decreases in specific allowances for impaired loans were due to the charge-down of collateral dependent loans to fair market values. The remaining general allowance of $31.5 million, was attributed to performing loans and was down from $37.7 million at December 31, 2009.
          The decrease in the general allowance was driven primarily by a decrease in classified and performing loans, as well as improvements in other qualitative factors in the model as improvements were made in the calculation of potential losses related to classified loans. In 2010, changes were made to incorporate twelve months of actual default trends and historical charge-offs for classified loans. The use of actual twelve month data is a better assessment of losses associated with classified loans as opposed to a single data point used in the prior year to ensure that the analysis incorporates the most current and statistically relevant trends. As a result of this methodology change, the qualitative reserve for classified loans decreased by $7.5 million from December 31, 2009 to December 31, 2010. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified. These improvements decreased qualitative reserves $2.6 million from December 31, 2009 to December 31, 2010. Also contributing to the decrease in the general allowance for loan losses was a $75.9 million decrease in gross loans as of December 31, 2010 as compared to December 31, 2009, and a decrease of $35.9 million in classified, unimpaired loans. Offsetting the decreases in other qualitative factors were increased charge-offs for the rolling eight-quarters ended December 31, 2010 as compared to the eight-quarter period ending December 31, 2009. This accounted for a $3.5 million increase in the general allowance. The general allowance on non-classified loans as a percent of non-classified loans was 1.19% as of December 31, 2010, as compared to 1.12% as of December 31, 2009. Usually, we expect the general allowance on performing loans to increase when periods of economic weakness are coupled with look-back periods of increasing charge-offs. Conversely, we expect the general allowance to decrease as a percentage of loans when a stronger economy is combined with a decrease in the rolling eight-quarter average of the Bank’s charged off loans.
          Our real estate portfolio has $300.9 million of construction loans, $621.4 million of commercial real estate loans, $174.5 million in 1-4 family mortgage loans, $209.3 million in home equity lines of credit, and $29.3 million in multifamily mortgage loans as of December 31, 2010. We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio and we are not actively lending option ARM products or subprime loans. Construction loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses). Normally, these loans are repaid with the proceeds from the sale of the developed property. The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. The majority of these borrowers are having financial difficulties. Our analysis has resulted in a significant provision expense and charge-offs for the year ended December 31, 2010. As of December 31, 2010, $21.7 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation; therefore, the Company has implemented review policies to identify and monitor all loans with interest reserves in order to identify potential impairments or discontinuation of interest accruals.
          Net loan charge-offs (recoveries) were $35.2 million, or 2.08% of average loans for the year ended December 31, 2010, compared to $22.2 million, or 1.39% of average loans for the year ended December 31, 2009. The increase over last year was due primarily to the writedown of $10.0 million of collateral dependent loans to fair value.

The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$48,625	$22,355	$12,445	$10,828	$9,473
Charge-offs:
Real estate loans	31,846	15,009	1,720	328	419
Installment loans	677	1,255	576	338	252
Credit card and related plans	71	107	63	85	49
Commercial and all other	4,226	6,432	963	351	280

Total charge-offs	36,820	22,803	3,322	1,102	1,000

Recoveries:
Real estate loans	889	204	135	63	69
Installment loans	211	85	134	90	60
Credit card and related plans	7	2	14	22	3
Commercial and all other	491	343	181	55	58

Total recoveries	1,598	634	464	230	190

Net charge-offs (recoveries)	35,222	22,169	2,858	872	810

Provision for loan losses	24,349	48,439	11,109	2,489	2,165
Allowance acquired from Cardinal	-	-	1,659	-	-

Balance at end of period	$37,752	$48,625	$22,355	$12,445	$10,828

Ratio of net loan charge-offs (recoveries) to average loans	2.08%	1.39%	0.26%	0.10%	0.10%
The following table presents the allocation of the allowance for loan losses by category.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate	$32,550	86.2%	$41,044	84.4%	$16,802	75.2%	$8,248	66.3%	$7,076	65.3%
Commercial, agricultural, other	4,335	11.5%	6,244	12.8%	4,617	20.7%	3,622	29.1%	2,869	26.5%
Consumer	867	2.3%	1,337	2.8%	936	4.2%	575	4.6%	189	1.8%
Unallocated	-	0.0%	-	0.0%	-	0.0%	-	0.0%	695	6.4%

Total	$37,752	100.0%	$48,625	100.0%	$22,355	100.0%	$12,445	100.0%	$10,829	100.0%

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
          Noninterest income decreased 10.9% or $2.7 million in 2010. A decrease in the gain on sale of mortgages of $4.5 million and decreases in other service fees made up the majority of the decrease. The decrease in gain on sale of mortgages was primarily related to a decrease in mortgage activity during 2010 as refinancing activity declined. The decrease in other service fees was due primarily to decreases in commissions and fees on mortgages originated of $387,000, or 19.4%, decreases in merchant and cardholder processing fees of $244,000, and decreases in commissions and fees on mutual funds and annuities of $179,000, or 21.9%. These decreases were offset by an increase in gains on sale of available-for-sale securities of $2.2 million. Service charges on deposit accounts were up by $230,000, or 4.0%. NOW and money market account service charges increased 36.7% as average balances increased and business checking account service charges increased 8.6%. ATM service charge income was up by $162,000, or 36.0%. These increases were offset by a decrease in NSF fees (a major component of service charges) of $189,000, or 4.5%, primarily due to the impact of new regulations. Other service fees were also down by $872,000, or 17.9%.
          Noninterest income increased 56.6%, or $9.0 million, in 2009 as compared to 2008. An increase in the gain on sale of mortgages of $5.9 million and increases in service charges and other service fees made up the majority of the increase. Service charges on deposit accounts were up by $1.3 million, or 30.4%, and other service fees were up by $1.5 million, or 44.1%. Service charges on deposit accounts increased as total NSF fees (a major component of service charges) increased $964,000, or 29.7%, due to the addition of American Community. ATM service charge income was up by $43,000, or 10.7%. NOW and money market account service charges increased 40.7% with American Community providing the increase. The increase in other service fees was due primarily to increases in commissions and fees on mortgages originated of $883,000, or 76.4%, and increases in commissions and fees on mutual funds and annuities of $203,000, or 32.8%. Merchant and cardholder processing fee income increased $200,000, or 24.6%.
The following table presents certain noninterest income accounts that were significantly impacted by the American Community acquisition in 2009.

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

Notes:
(1) included in service charges on deposit accounts line item on the Consolidated Statements of Income
          Losses due to other-than-temporary impairment of securities increased from $372,000 in 2009 to $482,000, in 2010 primarily due to the write down of $384,000 of an investment in a financial services company. Management also recorded other-than-temporary impairment charges on two other investments in 2010. Mortgage banking income (loss) also increased $124,000, or 593.6%, in 2010 as a result of a smaller decrease in the value of the mortgage servicing rights in 2010. Income from investment in bank-owned life insurance (BOLI) decreased $22,000, or 2.6%, in 2010. The BOLI investment income decreased $82,000, or 8.8%, from 2008 to 2009.
          Losses due to other-than-temporary impairment of securities were $372,000 in 2009, a decrease of $644,000 as compared to losses of $1.0 million recorded in 2008. Mortgage banking income (loss) decreased $211,000, or 111%, in 2009 after a decrease of $261,000, or 57.9%, in 2008, as a result of a smaller decrease in the value of the mortgage servicing rights in 2009.

Noninterest Expense
          Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses decreased $60.2 million, or 48.5%, comparing 2010 to 2009 and increased 213.0% comparing 2009 to 2008. Noninterest expense to average assets for 2010 was 2.86%, and 6.34% for 2009. Excluding goodwill impairment, efficiency ratios for 2010 and 2009 were 71.15% and 68.34%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and goodwill impairment to the total of the taxable equivalent net interest income and noninterest income. Amortization of core deposit intangible attributable to the acquisition of Piedmont Bank totaled $340,000 in 2010 and $379,000 in 2009, a noncash expense that will continue until 2022. Amortization of core deposit intangible, attributable to the 2004 acquisition of High Country Bank, totaled $314,000 in 2010 and 2009, and will continue until 2012. Amortization of core deposit intangible, attributable to the 2008 acquisition of Cardinal, totaled $144,000 in 2010 and $170,000 in 2009, and will continue until 2017. Amortization of core deposit intangible attributable to the 2009 acquisition of American Community Bank, totaled $485,000 in 2010 and $376,000 in 2009, and will continue until 2019. All are being amortized under an accelerated method.
          Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2010 to 2009, salaries and benefits increased by $912,000, or 3.2%. These increases were due primarily to the addition of American Community employees for twelve months in 2010, as compared to nine months in 2009. In addition, the Company accrued compensation expense in the amount of $825,000 related to the branch consolidations announced in the fourth quarter of 2010. Comparing 2009 to 2008, salaries and employee benefits increased $8.7 million, or 43.7%, due primarily to the addition of American Community employees. Occupancy and equipment expense increased $1.5 million, or 21.6%, comparing 2010 to 2009 due primarily to the addition of American Community branches for a full twelve months in 2010 as opposed to nine months in the previous year. In addition, approximately $220,000 of lease termination expense was accrued in the fourth quarter of 2010 as part of the branch consolidations. Occupancy expenses increased $2.2 million, or 46.6%, comparing 2009 to 2008 due to the acquisition of American Community branches.
          Data processing expense increased by 4.0% over 2009 and printing and supplies expenses decreased 21.9%. Communication expense increased by 21.8%, when compared to 2009. Overall increases in noninterest expenses were related to the addition of American Community branches for a full twelve months in 2010 as compared to nine months in 2009. FDIC assessment expenses were also up 7.8% due to increased assessments by the FDIC. In the prior year, additional advertising and marketing campaigns were utilized in connection with the American Community merger.
          When comparing 2009 to 2008, data processing expense increased by 77.8% and printing and supplies expenses increased 26.2%. Communication expense also increased by 42.2% in 2009 when compared to 2008, due to a change in service providers. Attorney fees increased 193.5% and loan collections expense increased 479.2% as past due and foreclosures increased significantly in 2009. FDIC assessment expenses were also up 370.0% due to increased assessments by the FDIC compared to FDIC assessment accruals in the prior year. Advertising and marketing expense increased by 4.8%.
          Other operating expenses decreased $900,000, or 8.2%, comparing 2010 to 2009, down from a 18.3% increase from 2008 to 2009. The largest decreases in the categories under other operating expenses were accounting fees down $456,000, transfer agent fees down $113,000, ATM/debit card processing fees down $309,000 and other miscellaneous expenses down $619,000. Attorney fees decreased 44.3% and loan collections expense decreased 1.7% as the Bank began to see some improvements in past due and classified loans during 2010. The decrease in attorney fees were primarily due to merger related attorney costs incurred in the prior year. Advertising and marketing expense decreased by 26.9%. Other operating expenses include items such as computer supplies, meetings and travel, directors’ fees, postage, mortgage origination related expenses and professional fees.
          Other operating expenses increased $1.5 million, or 18.3%, comparing 2009 to 2008. The largest increases in the categories under other operating expenses were accounting fees up $129,000, other professional fees up $343,000, transfer agent fees up $143,000, ATM/debit card processing fees up $148,000 and other outside service fees up $184,000. Professional fees, such as attorney and accounting fees and other outside service fees, increased due to increased volume and complexity associated with financial reporting, internal auditing, and responding to regulatory requests. Other operating expenses include items such as computer supplies, meetings and travel, directors’ fees, postage, mortgage origination related expenses and professional fees.

          The following table presents certain noninterest expense accounts that were significantly impacted by the American Community acquisition in 2009.

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
Income Taxes
          Income tax benefit for the year ended December 31, 2010 was $1.4 million compared to income tax benefit of $8.9 million for the year ended December 31, 2009, a decrease of 84.4%. The decrease in income tax benefit was due to a decrease in net losses incurred for the year ended December 31, 2010 as compared to net losses for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 was (99.1)% compared to (10.6)% for the same period of 2009. The goodwill impairment recorded in 2009 had no impact on the effective rate. The change in effective tax rate in 2010 was due primarily to a large percentage of non-taxable investment income to pretax losses for the year. See Note 10 in the consolidated financial statements for further discussion of income taxes.
          Our net deferred tax asset was $15.6 million and $19.4 million at December 31, 2010 and December 31, 2009, respectively. This decrease is related to the elimination of certain temporary differences. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, etc. As of December 31, 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future.
          Management believes that the Bank’s strong history of earnings since the inception of the bank, and particularly over the past 10 years, shows the Company has been profitable historically. The Company has no history of expiration of loss carryforwards. We believe our forecasted earnings over the next three years provides positive evidence to support a conclusion that a valuation allowance is not needed. Management’s past projections have proven to be close to actual results verifying the reliability of management’s forecasting methodology. Management closely monitors the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance which is called the cumulative loss test. Negatively, in 2009 we incurred a loss which did result in the failure of the cumulative loss test; however, excluding the goodwill impairment, as it is a loss of infrequent nature and is an aberration rather than a continuing condition, the Company passed the cumulative loss test by $4.6 million as of December 31, 2009. As of December 31, 2010, the Company did not pass the cumulative loss test by $18.7 million; although, with the pre-tax impact of management’s considerations, the Company feels confident that deferred tax assets are more likely than not to be realized.

          The 2010 deficit is reflected in the following table:

	December 31, 2010 Cumulative Loss Test
	2008	2009	2010	Total
Income (loss) before income taxes	$5,108	$(83,933)	$(1,401)	$(80,226)
Goodwill impairment	-	61,566	-	61,566

	$5,108	$(22,367)	$(1,401)	$(18,660)

          The Company is not relying upon any tax planning strategies or offset of deferred tax liabilities due to the strength of the positive evidence in management’s evaluation of the Company’s outlook.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
          In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2010 was not material. The following table presents contractual obligations of the Bank as of December 31, 2010.

	Payments Due by Period
	On Demand
	or Less			After
	than 1 Year	1-3 Years	4-5 Years	5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$44,773	$—	$—	$—	$44,773
Long-term borrowings	—	21,000	10,000	40,995	71,995
Capital lease obligation	—	—	—	2,402	2,402
Operating leases	1,590	2,338	1,701	2,470	8,099
Other contractual obligations	1,310	—	—	—	1,310

Total contractual cash obligations, excluding deposits	47,673	23,338	11,701	45,867	128,579
Deposits	1,561,151	333,430	125,825	—	2,020,406

Total contractual obligations	$1,608,824	$356,768	$137,526	$45,867	$2,148,985

          In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2010, are presented in Note 15 to the Consolidated Financial Statements.
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

Fourth Quarter Summary
     In the fourth quarter of 2010, the Company reported net loss to common shareholders of $8,000, compared with net income of $3.9 million in the fourth quarter of 2009. Diluted earnings per common share was $.00 for the fourth quarter of 2010, compared with $0.20 for the same 2009 period.
     Net interest income was $16.0 million for the quarter-ended December 31, 2010, down $1.9 million, or 10.7%, from the quarter-ended December 31, 2009. The decrease in net interest income was primarily due to a decrease in fair market value adjustments resulting from the American Community acquisition of $1.5 million, as well as an increase in interest expense on deposits. The net interest margin was 2.97% and 3.83% for the fourth quarter of 2010 and 2009, respectively.
     Provision for loan losses increased from $3.1 million in the fourth quarter of 2009 to $6.3 million for the fourth quarter of 2010. This increase in the provision was driven primarily by increased charge-offs in the fourth quarter of 2010 as compared to 2009. For the fourth quarter of 2010, net loan charge-offs were $13.3 million, or 3.08% of average loans (annualized), compared with $8.8 million, or 2.05% of average loans during the fourth quarter of 2009.
     Noninterest income in the fourth quarter of 2010 was $7.3 million, compared with $6.3 million in the fourth quarter of 2009. The increase in non-interest income was primarily due to gains on sales of securities available-for-sale of $1.3 million. Gains on sales of mortgage loans was also up $317,000 or 11.3% as compared to the fourth quarter of 2009.
     Non-interest expense totaled $17.0 million for the fourth quarter of 2010, an increase of $2.5 million, or 17.2%, from $14.5 million for the fourth quarter of 2009. Compensation and employee benefits increased $748,000, or 10.8%, from the fourth quarter of 2009, primarily due to increased commissions, as well as a decrease in offsetting deferred loan costs of $277,000. Occupancy and equipment expenses increased $295,000, or 15.8%, from the fourth quarter of 2009, primarily due to the accrual of $220,000 in lease termination costs related to the consolidation of four branches.
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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —“Market Risk, Asset/Liability Management and Interest Rate Sensitivity”.

Item 8 – Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation and subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Valley Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s / Dixon Hughes PLLC
Charlotte, North Carolina
March 10, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS	(Amounts in thousands, except share and per share data)
Cash and due from banks	$31,967	$89,668
Federal funds sold	31	93
Interest-bearing deposits	197,782	2,576
Securities available-for-sale- at fair value (amortized cost $297,086 in 2010 and $179,143 in 2009)	298,002	183,841
Gross loans	1,600,539	1,676,448
Less: allowance for loan losses	37,752	48,625

Net loans	1,562,787	1,627,823

Loans held-for-sale	50,419	49,715
Accrued interest receivable	7,947	7,783
Premises and equipment, net	45,970	43,642
Foreclosed real estate	25,582	14,345
Federal Home Loan Bank stock, at cost	9,416	10,539
Investment in bank-owned life insurance	25,278	24,454
Goodwill	4,944	4,944
Core deposit intangible (net of accumulated amortization of $7,615 in 2010 and $6,335 in 2009)	4,907	6,187
Other assets	35,562	48,002

TOTAL ASSETS	$2,300,594	$2,113,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$216,161	$207,850
Interest-bearing deposits:
NOW, savings and money market accounts	589,790	445,508
Time certificates:
$100 or more	477,030	560,825
Other	737,425	607,569

Total Deposits	2,020,406	1,821,752

Short-term borrowings	44,773	44,467
Long-term borrowings	71,995	79,000
Capital lease obligations	2,402	2,437
Accrued interest payable	3,302	3,015
Other liabilities	10,259	10,676

TOTAL LIABILITIES	$2,153,137	$1,961,347

Shareholders’ Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312,000 issued and outstanding in 2010 and 2009	46,770	46,152
Common stock, $1 par value, 50,000,000 shares authorized; 16,147,640 issued and outstanding in 2010 and 16,129,640 issued and outstanding in 2009	16,148	16,130
Warrants	3,581	3,581
Surplus	114,649	114,573
Accumulated deficit	(34,273)	(31,080)
Accumulated other comprehensive income	582	2,909

TOTAL SHAREHOLDERS’ EQUITY	147,457	152,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,300,594	$2,113,612

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
INTEREST INCOME:	(Amounts in thousands, except share and per share data)
Interest and fees on loans	$90,837	$88,321	$67,459
Interest on federal funds sold	10	25	56
Interest and dividends on securities:
Taxable	5,570	5,112	5,118
Non-taxable	2,200	2,039	1,517
Interest-bearing deposits	385	45	376

TOTAL INTEREST INCOME	99,002	95,542	74,526

INTEREST EXPENSE
Time deposits of $100 or more	13,274	11,354	11,735
Other time and savings deposits	18,619	17,630	18,526
Borrowed funds	2,440	2,847	4,275

TOTAL INTEREST EXPENSE	34,333	31,831	34,536

NET INTEREST INCOME	64,669	63,711	39,990
PROVISION FOR LOAN LOSSES	24,349	48,439	11,109

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,320	15,272	28,881

NON-INTEREST INCOME:
Service charges on deposit accounts	5,961	5,731	4,394
Other service fees	3,997	4,869	3,378
Net gain on sales and fees of mortgage loans	9,022	13,563	7,679
Net gain on sales of investment securities	2,180	-	-
Income on investment in bank-owned life insurance	824	846	928
Mortgage banking income (loss)	103	(21)	190
Other than temporary impairment of securities	(482)	(372)	(1,016)
Other income	533	227	311

TOTAL NON-INTEREST INCOME	22,138	24,843	15,864

NON-INTEREST EXPENSES:
Salaries and employee benefits	29,538	28,626	19,920
Occupancy and equipment expense	8,380	6,893	4,701
Printing and supplies	877	1,122	889
Data processing	1,453	1,397	786
Amortization of core deposit intangible	1,280	1,240	877
Communications expense	1,793	1,471	1,035
Advertising expense	995	1,361	1,299
FDIC assessment expense	4,366	4,052	862
Acquisition related costs	-	2,590	-
Loan collection costs	1,210	1,232	213
Goodwill impairment	-	61,566	-
Net cost of operation of other real estate	3,927	1,558	363
Other expenses	10,040	10,940	8,692

TOTAL NON-INTEREST EXPENSES	63,859	124,048	39,637

INCOME (LOSS) BEFORE INCOME TAXES	(1,401)	(83,933)	5,108
INCOME TAX EXPENSE (BENEFIT)	(1,389)	(8,876)	1,241

NET INCOME (LOSS)	(12)	(75,057)	3,867

Preferred stock dividend and accretion of preferred stock discount	3,181	2,435	-

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(3,193)	$(77,492)	$3,867

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.20)	$(5.23)	$0.34
Diluted	$(0.20)	$(5.23)	$0.34
CASH DIVIDENDS PER COMMON SHARE	$-	$0.12	$0.52
See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
NET INCOME (LOSS)	$(12)	$(75,057)	$3,867

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	(1,625)	1,417	1,220
Tax effect	639	(515)	(470)

Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	(986)	902	750

Reclassification adjustment for realized (gains) losses	(2,180)	-	-
Reclassification adjustment for impairment losses	-	-	1,016
Tax effect	839	-	(391)

Reclassification adjustment for realized (gains) losses, net of tax amount	(1,341)	-	625

OTHER COMPREHENSIVE INCOME, NET OF TAX	(2,327)	902	1,375

COMPREHENSIVE INCOME (LOSS)	$(2,339)	$(74,155)	$5,242

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

							Accumulated
							other	Total
	Common Stock		Preferred			Retained	comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Surplus	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
BALANCE, JANUARY 1, 2008	10,563,356	$10,563	$-	$-	$70,987	$51,086	$632	$133,268

Cumulative effect of adoption of new accounting standard (Note 1)	-	-	-	-	-	(897)	-	(897)
Net income	-	-	-	-	-	3,867	-	3,867
Shares issued under stock option plan	89,455	90	-	-	533	-	-	623
Stock option compensation	-	-	-	-	67	-	-	67
Tax benefit from exercise of stock options	-	-	-	-	252	-	-	252
Cash dividends declared	-	-	-	-	-	(5,986)	-	(5,986)
Fractional shares retired	(58)	-	-	-	-	-	-	-
Shares issued in acquisition of Cardinal State Bank	883,747	884	-	-	16,191	-	-	17,075
Other comprehensive income	-	-	-	-	-	-	1,375	1,375

BALANCE, DECEMBER 31, 2008	11,536,500	11,537	-	-	88,030	48,070	2,007	149,644

Net loss	-	-	-	-	-	(75,057)	-	(75,057)
Shares issued under stock option plan	8	-	-	-	-	-	-	-
Preferred stock issued	-	-	49,312	-	-	-	-	49,312
Preferred stock discount	-	-	(3,581)	-	-	-	-	(3,581)
Warrants issued	-	-	-	3,581	-	-	-	3,581
Discount accretion of preferred stock warrants	-	-	421	-	-	(421)	-	-
Stock option compensation	-	-	-	-	74	-	-	74
Cash dividends declared	-	-	-	-	-	(1,658)	-	(1,658)
Preferred stock dividends	-	-	-	-	-	(2,014)	-	(2,014)
Shares issued in acquisition of American Community Bank	4,593,132	4,593	-	-	26,469	-	-	31,062
Other comprehensive income	-	-	-	-	-	-	902	902

BALANCE, DECEMBER 31, 2009	16,129,640	16,130	46,152	3,581	114,573	(31,080)	2,909	152,265

Net loss	-	-	-	-	-	(12)	-	(12)
Restricted stock issued	18,000	18	-	-	(18)	-	-	-
Discount accretion of preferred stock warrants	-	-	618	-	-	(618)	-	-
Stock option compensation	-	-	-	-	77	-	-	77
Restricted stock compensation	-	-	-	-	17	-	-	17
Preferred stock dividends	-	-	-	-	-	(2,563)	-	(2,563)
Other comprehensive income (loss)	-	-	-	-	-	-	(2,327)	(2,327)

BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,770	$3,581	$114,649	$(34,273)	$582	$147,457

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(12)	$(75,057)	$3,867
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums on investment securities	2,643	735	(52)
Provision for loan losses	24,349	48,439	11,109
Net gain on sales of mortgage loans	(731)	(1,072)	(770)
Other than temporary impairment of investments	482	372	1,016
Impairment of goodwill	-	61,566	-
Net gain on sale of available-for-sale securities	(2,180)	-	-
Increase in cash surrender value of life insurance	(824)	(846)	(928)
Depreciation and amortization	3,047	2,764	2,012
Loss on sale of premises and equipment	55	70	49
Net loss on other real estate owned	2,424	1,558	363
Amortization of core deposit intangible	1,280	1,240	877
Deferred tax (benefit)	5,293	(5,346)	(3,292)
Stock based compensation expense	94	74	67
Originations of mortgage loans held-for-sale	(937,003)	(1,646,149)	(1,045,770)
Proceeds from sales of mortgage loans held-for-sale	937,030	1,647,436	1,049,365
Decrease in capital lease obligations	(35)	(13)	-
(Increase) decrease in accrued interest receivable	(164)	(347)	1,248
(Increase) decrease in other assets	8,180	(21,632)	(4,500)
Increase (decrease) in accrued interest payable	287	(1,128)	(482)
Increase (decrease) in other liabilities	(417)	828	142

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,798	13,492	14,321

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of available-for-sale securities	(230,851)	(31,267)	(33,672)
Proceeds from sales of available-for-sale securities	53,331	-	15,498
Proceeds from maturities of available-for-sale securities	59,057	57,971	24,624
Net (increase) decrease in loans	19,455	(113,352)	(140,096)
Acquisition of Cardinal State Bank, net of cash paid	-	-	11,980
Acquisition of American Community Bank, net of cash paid	-	78	-
Purchases of premises and equipment	(5,431)	(4,253)	(3,157)
Proceeds from sales of premises and equipment	-	1,074	288
Purchase of Federal Home Loan Bank stock	-	(2,385)	(7,923)
Proceeds from redemption of Federal Home Loan Bank stock	1,123	1,851	3,155
Proceeds from the sale of foreclosed real estate	7,571	7,190	1,144
Proceeds from bank-owned life insurance	-	-	2

NET CASH USED IN INVESTING ACTIVITIES	(95,745)	(83,093)	(128,157)

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in checking, NOW, money market and savings accounts	$152,594	$83,130	$(16,400)
Net increase in time certificates	46,060	143,630	36,419
Net increase (decrease) in borrowed funds	(6,700)	(136,485)	98,625
Dividends paid	(2,563)	(3,672)	(5,986)
Tax benefit from exercise of stock options	-	-	252
Proceeds from the issuance of preferred stock and warrants	-	49,312	-
Proceeds from exercise of stock options	-	-	623

NET CASH PROVIDED BY FINANCING ACTIVITIES	189,391	135,915	113,533

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	137,444	66,313	(303)

CASH AND CASH EQUIVALENTS:
Beginning of year	92,336	26,023	26,326

End of year	$229,780	$92,336	$26,023

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$34,942	$28,789	$34,417

Cash paid for income taxes	$8	$2,607	$4,865

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$21,232	$18,642	$3,917

Unrealized gain (loss) on investment securities available for sale, net of tax effect	$(2,327)	$902	$1,375

Issuance of shares in acquisition of Cardinal	$-	$-	$17,075

Issuance of shares in acquisition of American Community	$-	$31,062	$-

See notes to consolidated financial statements.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization – Yadkin Valley Financial Corporation (the “Company”) was formed July 1, 2006 as a holding company for Yadkin Valley Bank and Trust Company (the “Bank”). The Bank has eight wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company’s customers, Sidus Financial LLC, which provides mortgage brokerage services throughout North Carolina and the eastern seaboard, Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC, Green Street V, LLC and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank was incorporated in North Carolina on September 16, 1968, and is a member of the Federal Deposit Insurance Corporation (“FDIC”). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in North Carolina and South Carolina through 38 full-service banking offices. Sidus offers mortgage-banking services to its customers in North Carolina, South Carolina, Virginia, Georgia, Maryland, Alabama, Florida, Kentucky, Louisiana, West Virginia, Delaware, Mississippi, Arkansas, Tennessee, Pennsylvania, Vermont, New Hampshire, Rhode Island, Maine, Massachusetts and Connecticut. The Company and its subsidiaries are collectively referred to herein as the “Company.” The Company formed Yadkin Valley Statutory Trust I (the “Trust”) during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trust are owned by the Company. On April 17, 2009, the Company acquired American Community Bancshares, Inc. (“American Community”), headquartered in Charlotte, NC (refer to Note 2). American Community shareholders received either $12.35 in cash or 0.8517 shares of the Company’s common stock, subject to an overall allocation of 19.5% cash and 80.5% stock. The overall acquisition cost was approximately $47.2 million based on the issuance of 4.6 million shares of the Company’s common stock at a stock price of $6.72 on the date of the merger, and cash payment of $16.1 million to American Community shareholders.
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
Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Restricted cash as of December 31, 2010 and December 31, 2009 held at Sidus Financial, LLC was $2,188,052 and $2,186,673, respectively.
Investment Securities - Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as “available-for-sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the trade date basis. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value. The related write downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2010 and 2009 are classified as available-for-sale.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
All loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Management considers certain loans graded “doubtful” or “loss” to be impaired and may consider “substandard” loans impaired depending on an evaluation of the probability of repayment of the loan. All classes of loans are considered impaired when all or a portion of the loan is determined to be uncollectable. Loans that are deemed to be impaired (i.e., probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan) are evaluated based on fair value of the collateral if the loan is collateral dependent, the fair value of the loan or, alternatively, probable cash flows. A specific reserve is established as part of the allowance for loan losses to record the difference between the stated principal amount and the present value or market value of the impaired loan. Impaired loans are evaluated on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower). For all classes of loans the Company discontinues the accrual of interest income when the loans are either at least 90 days past due or less than 90 days past due but the collectability of such interest and principal becomes doubtful. Subsequent payments received on nonaccrual loans are recorded as a reduction of principal. Interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the loan has performed for six months, and future payments are probable.
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
Purchased Impaired Loans – Purchased loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses, which include loans purchased in the American Community acquisition. Purchased impaired loans are accounted for under the Receivables topic of the FASB Accounting Standards Codification when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccural status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

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
At December 31, 2010, 2009 and 2008, the Bank was servicing loans for others of $245,139,672, $212,941,536 and $184,603,881, respectively. The Bank carries fidelity bond insurance coverage of $8,000,000 and errors and omissions insurance coverage of $1,000,000 per occurrence. Custodial escrow balances maintained in connection with the loan servicing were $188,883 and $126,599 at December 31, 2010 and 2009, respectively.
Mortgage servicing rights with a fair value of $2,144,139 and $1,917,941 at December 31, 2010 and 2009, respectively, are included in other assets. Amortization/market value adjustments related to mortgage servicing rights were $(431,350), $(549,815) and $(384,062) for the years ended 2010, 2009 and 2008, respectively and recorded as a reduction to the mortgage banking income. A valuation of the fair value of the mortgage servicing rights is performed using a pooling methodology. Similar loans are “pooled” together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating potential acquisition of the servicing.
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
Goodwill and Other Intangibles – The Company performs an annual goodwill impairment assessment for the Sidus segment as of October 1st. In addition, the Company will assess the impairment of goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, the Company typically makes various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning. At September 30, 2009, it was determined that impairment existed in the banking reporting unit and a goodwill impairment charge of $61.6 million was recorded. No impairment at the Sidus segment was identified as a result of the testing performed in 2010 and 2009. The purchase of American Community added $13.0 million to Goodwill in 2009, (refer to Note 2), and was included in the impairment charge recorded in September 2009. See Note 22 for further discussion of goodwill impairment. Intangible assets with finite lives

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
include core deposits and a non-compete agreement with a former employee of American Community. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002 and 2009), straight-line method (intangibles acquired in 2004) and an accelerated method (intangibles acquired in 2008) over a period not to exceed 20 years. Other intangibles include a non-compete agreement as part of the American Community acquisition and is amortized over 5 years.

	December 31, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(Amounts in thousands)
Amortized intangible assets
Core deposit intangible	$12,522	$(7,615)	$12,522	$(6,335)
Non-compete agreement	880	(325)	880	(130)

	$13,402	$(7,940)	$13,402	$(6,465)

The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2011, 2012, 2013, 2014,2015 and thereafter is $1,173,992, $1,079,629, $677,872, $590,409, $502,946, and $882,216, respectively. The remaining weighted average amortization period is 8.2 years. The Bank’s projected amortization expense for the non-compete agreement for the years ending December 31, 2011, 2012, 2013, and 2014 is $195,000, $178,320, $139,980, and $41,660, respectively.
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
Earnings Per Share - Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Potential common stock arising from stock options and restricted stock awards are included in diluted earnings per share.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss)- Comprehensive income (loss) is defined as “the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners”. The term comprehensive income includes components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States (“GAAP”) are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, assets acquired and liabilities assumed from business combinations, the allowance for loan losses, valuation of deferred tax assets, valuation of certain level 2 and level 3 investment securities, evaluation of securities for other-than-temporary and goodwill impairment. Actual results could differ from those estimates.
New Accounting Standards
Recently Adopted Accounting Standards
In July 2010, the FASB issued the new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010 with the exception of certain activity disclosures and discussions of troubled debt restructured loans. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations. However, it increased the amount of disclosures in the notes to the consolidated financial statements.
In the first quarter of 2010, additional guidance was issued under the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification requiring disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations; however, it did result in additional disclosures. See Note 16 for the related fair value disclosures.
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
December 31, 2010, 2009 and 2008

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
Reclassifications – Certain expenses reported in prior periods have been reclassified to conform to the 2010 presentation. Reclassifications include loss on other real estate owned which was previously presented in other income, and loan collection and advertising expense both of which were previously included in other expenses. The reclassifications had no effect on net income (loss) or shareholders’ equity, as previously reported.
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
The American Community merger is being accounted for under the acquisition method of accounting (revised business combination guidance). The statement of net assets acquired as of April 17, 2009 is presented in the following table. The purchased assets, assumed liabilities, and identifiable intangible assets were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair value becomes available. Goodwill of $13.0 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired. During the refinement period there were no changes to goodwill calculated at merger. None of the goodwill is expected to be deductible for income tax purposes. American Community provided revenue of $16.3 million and net loss of $5.0 million for the period of April 17, 2009 to December 31, 2009.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

2. BUSINESS COMBINATION (Continued)
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

2. BUSINESS COMBINATION (Continued)
The following table presents the purchased performing loans receivable at the acquisition date. The remaining fair value adjustment for credit, interest rate and liquidity as of December 31, 2010 was $2.3 million. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

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

The following table presents the purchased impaired loans receivable at the acquisition date and at year-end. The Company has initially applied the cost recovery method to all purchased impaired loans at the acquisition date due to uncertainty as to the timing of expected cash flows as reflected in the following table:

April 17, 2009
(in thousands)
Contractually required principal payments receivable	$14,513
Nonaccretable difference	(3,825)

Present value of cash flows expected to be collected	10,688
Changes due to payments received, transfers or charge-offs	—

Fair value of purchased impaired loans acquired	$10,688

At December 31, 2010, the outstanding balance and carrying amount of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1.7 million and $1.6 million, respectively. At December 31, 2009, the outstanding balance and carrying amount of purchased impaired loans from American Community was $5.4 million and $4.9 million, respectively.
The proforma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Total revenues for American Community for 2009 were $16.7 million from April 17, 2009 through December 31, 2009 and were included the Company’s consolidated income statement for the year ended December 31, 2009. The Company does not track post-acquisition earnings for American Community on a stand-alone basis. The revenue and earnings of the combined entity had the acquisition date been as of January 1, 2009 and January 1, 2008 are as follows:

	Revenue	Earnings
	(Amounts in thousands)

Supplemental proforma from 1/1/2009 - 12/31/09	$129,027	$(80,109)
Supplemental proforma from 1/1/2008 - 12/31/08	131,240	342
The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

3. INVESTMENT SECURITIES
The following tables present investment securities at December 31, 2010 and 2009:

	December 31, 2010
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
After 1 but within 5 years	$14,547	$6	$3	$14,550

	14,547	6	3	14,550

Government sponsored agencies:
Residential Mortgage-backed securities due:
After 1 but within 5 years	1,040	36	-	1,076
After 5 but within 10 years	7,839	602	-	8,441
After 10 years	41,863	1,132	437	42,558

	50,742	1,770	437	52,075

Collateralized mortgage obligations due:
After 5 but within 10 years	16,063	165	57	16,171
After 10 years	140,021	672	938	139,755

	156,084	837	995	155,926

Private label collateralized mortgage obligations due:
After 5 but within 10 years	406	17	-	423
After 10 years	1,430	-	148	1,282

	1,836	17	148	1,705

State and municipal securities due:
Within 1 year	2,476	18	-	2,494
After 1 but within 5 years	10,680	327	53	10,954
After 5 but within 10 years	21,348	413	236	21,525
After 10 years	38,260	295	906	37,649

	72,764	1,053	1,195	72,622

Common and preferred stocks:	1,113	36	25	1,124

	1,113	36	25	1,124

Total available-for-sale securities	$297,086	$3,719	$2,803	$298,002

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

3. INVESTMENT SECURITIES (Continued)

	December 31, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
Within 1 year	$4,996	$124	$-	$5,120
After 1 but within 5 years	19,364	502	-	19,866
After 5 but within 10 years	17,506	451	49	17,908

	41,866	1,077	49	42,894

Government sponsored agencies:
Residential Mortgage-backed securities due:
Within 1 year	765	7	-	772
After 1 but within 5 years	3,198	45	5	3,238
After 5 but within 10 years	7,704	376	-	8,080
After 10 years	37,237	1,560	4	38,793

	48,904	1,988	9	50,883

Collateralized mortgage obligations due:
After 5 but within 10 years	4,930	126	-	5,056
After 10 years	19,621	551	10	20,162

	24,551	677	10	25,218

Privatel label collateralized mortgage obligations due:
After 10 years	2,652	1	366	2,287

	2,652	1	366	2,287

State and municipal securities due:
Within 1 year	5,725	55	-	5,780
After 1 but within 5 years	14,016	488	-	14,504
After 5 but within 10 years	15,273	394	16	15,651
After 10 years	25,038	547	142	25,443

	60,052	1,484	158	61,378

Common and preferred stocks:	1,118	68	5	1,181

	1,118	68	5	1,181

Total available-for-sale securities	$179,143	$5,295	$597	$183,841

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At December 31, 2010 and 2009, the Bank’s mortgage-backed securities were pass-through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.
Gross realized gains on sales of available-for-sale securities in 2010 were $2,196,980. Gross realized gains on sales of available-for-sale securities in 2008 were $25,100. There were no gross realized gains or losses on sales of available-for-sale securities in 2009. Gross realized losses on sales of available-for-sale securities in 2010 and 2008 were $16,919, and $25,126, respectively.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

3. INVESTMENT SECURITIES (Continued)
Investment securities with carrying values of $111,803,619 and $103,074,382 at December 31, 2010 and 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.
If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement. The Company’s investment in a financial institution was considered to be OTTI and approximately $386,000 was charged-off in 2010. There were no OTTI charges recorded for securities available-for-sale for the year ended December 31, 2009. During the third quarter of 2008, the market for preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) deteriorated significantly after Freddie Mac was placed under conservatorship by the U.S. government and consequently management recorded an OTTI charge of $972,800 (pre-tax) against earnings. During the fourth quarter of 2008, management recorded an OTTI charge of $42,894 on 2,000 shares of Federal Agricultural Mortgage Corporation (“Farmer Mac Stock”) after management determined that its impairment was unlikely to be temporary. Management believes that the market prices of these equity securities will not recover in the immediate future due to the current economic environment. The remaining investments in Freddie Mac and Farmer Mac Stock were $26,300 and $16,100, respectively at December 31, 2010 and 2009. All OTTI losses were deemed to be credit related losses.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. Securities that have been in a loss position for twelve months or more at December 31, 2010 include one mortgage-backed security, one municipal security and one private label collateralized mortgage obligation. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2009 include one mortgage-backed security, three municipal securities and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be OTTI. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost bases.

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,569	$3	$-	$-	$4,569	$3
Government sponsored agencies:
Residential mortgage-backed securities	21,637	435	136	2	21,773	437
Collateralized mortgage obligation	76,925	995	-	-	76,925	995
Private label collateralized mortgage obligations	-	-	1,283	148	1,283	148
State and municipal securities	31,775	1,174	276	21	32,051	1,195
Common and preferred stocks, and other	79	25	-	-	79	25

Total temporarily impaired securities	$134,985	$2,632	$1,695	$171	$136,680	$2,803

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

3. INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,201	$49	$-	$-	$4,201	$49
Government sponsored agencies:
Residential mortgage-backed securities	29	5	142	4	171	9
Collateralized mortgage obligation	285	10	-	-	285	10
Private label collateralized mortgage obligations	-	-	1,758	366	1,758	366
State and municipal securities	6,545	113	1,049	45	7,594	158
Common and preferred stocks, and other	16	3	5	2	21	5

Total temporarily impaired securities	$11,076	$180	$2,954	$417	$14,030	$597

4. NON-MARKETABLE EQUITY SECURITIES
The aggregate cost of the Company’s cost method investments totaled $12,463,510 at December 31, 2010 and $14,107,329 at December 31, 2009. Cost method investments at December 31, 2010 include $9,416,400 in FHLB stock and $3,047,110 of investments in various trust and financial companies, which are included in other assets. All equity investments were evaluated for impairment at December 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company feels the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with the following exceptions. The Company’s investment in a financial services company was considered to be OTTI and approximately $86,000 was charged-off in 2010. The Company’s investment of $151,722 in Silverton Financial was considered to be other than temporarily impaired and all of the investment was written off in 2009. On May 1, 2009 the OCC closed Silverton Bank, National Association, a wholly owned subsidiary of SFS. The OCC appointed the FDIC as receiver, and the FDIC created a bridge bank, Silverton Bridge Bank, National Association, to take over the operations until July 29, 2009 to allow customers to transfer their account relationships in an orderly fashion. Additionally, the Company’s investments in two financial services companies were considered to be OTTI and $220,371 was charged off in 2009.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

4. NON-MARKETABLE EQUITY SECURITIES (Continued)
The following tables present non-marketable securities at December 31, 2010 and December 31, 2009:

			Cumulative
December 31, 2010	Investment	Original	OTTI	Current
Investment	Type	Cost	Charge	Balance
Federal Home Loan Bank of Atlanta	Common stock	$9,416,400	$-	$9,416,400
Yadkin Valley Statutory Trust I	Common stock	774,000	-	774,000
American Community Capital Trust II	Common stock	310,000	-	310,000
Limited partnerships providing lending services to middle-market companies	Limited Partner	1,796,551	86,309	1,710,242
Other	Common stock	638,792	385,924	252,868

Total		$12,935,743	$472,233	$12,463,510

			Cumulative
December 31, 2009	Investment	Original	OTTI	Current
Investment	Type	Cost	Charge	Balance
Federal Home Loan Bank of Atlanta	Common stock	$10,539,400	$-	$10,539,400
Yadkin Valley Statutory Trust I	Common stock	774,000	-	774,000
American Community Capital Trust II	Common stock	310,000	-	310,000
Limited partnerships providing lending services to middle-market companies	Limited Partner	1,732,431	-	1,732,431
Other	Common stock	1,123,591	372,093	751,498

Total		$14,479,422	$372,093	$14,107,329

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. Variable rate loans accounted for 46% of the loan balances outstanding at December 31, 2010 while fixed rate loans accounted for 54% of the balances.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents loans at December 31, 2010 and 2009 classified by type:

	2010	2009
	(in thousands)
Construction and land development	$300,877	$364,853
Commercial real estate:
Owner occupied	309,198	244,938
Non-owner occupied	312,231	338,182
Residential mortgages:
1-4 family	174,536	164,254
Multifamily	29,268	36,031
Home equity lines of credit	209,319	208,212
Commercial	199,696	271,435
Consumer and other	65,003	48,545

Total	1,600,128	1,676,450
Less: Net deferred loan origination fees	411	(2)
Allowance for loan losses	(37,752)	(48,625)

Loans, net	$1,562,787	$1,627,823

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $621.4 million at December 31, 2010. This lending has involved loans secured by owner occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $300.9 million at December 31, 2010. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $174.5 million at December 31, 2010. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Commercial Loans. At December 31, 2010, the Bank’s commercial loan portfolio totaled $199.7 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $65.0 million at December 31, 2010. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.
Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review. Responsibility for loan review and loan underwriting resides with the Chief Credit Officer position. This position is responsible for loan underwriting and approval. On an annual basis, the Board of Directors of the Bank determines officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.
Substantially all of the Company’s loans have been granted to customers in the Piedmont, foothills, northwestern mountains, and the Research Triangle regions of North Carolina and the upstate region of South Carolina.
In the normal course of business, the Company makes loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. Loans to directors, officers and related parties are subject to comparable loan features and present the same credit risk as those of non-related parties. An analysis of these related party loans for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance, beginning of year	$20,329,480	$9,870,047
New loans	2,046,131	14,255,458
Repayments	(4,663,383)	(3,796,025)

Balance, end of year	$17,712,228	$20,329,480

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Credit Review and Evaluation. The Bank has a credit risk review department that reports to the Chief Credit Officer. The focus of the department is on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review.
The Bank uses a risk grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses for real estate, commercial and consumer loans. In this program, risk grades are initially assigned by loan officers, reviewed by regional credit officers, and reviewed by internal credit review analysts on a test basis. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies.
Loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source. If borrowers do not meet credit history requirements, other mitigating criteria such as substantial liquidity and low loan-to-value ratios could be considered and would generally have to be met in order to make the loan. The Bank’s loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower’s ability to repay. The Board of Directors has authorized the loan officers to have individual approval authority for risk grade 1 through 4 loans up to maximum exposure limits for each customer. New or renewed loans that are graded 5 (special mention) or less must have approval from a regional credit officer. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered.
The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the regional credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of credit quality within specific loan types. In some cases the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment. Regional credit officers work with lenders in underwriting, structuring and risk grading our credits. The Risk Review Officer focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.
The following is a summary of the credit risk grade definitions for all loan types:
“1” — Highest Quality- These loans represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets.
“2” — Good Quality- These loans have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher graded borrower. This loan carries a normal level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the highest quality loans.
“3” — Satisfactory- The borrowers are a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. Historic financial information may indicate erratic performance, but current trends are positive. Quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans. If adverse circumstances arise, the impact on the borrower may be significant.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
“4” — Satisfactory — Merits Attention- These credit facilities have potential developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank’s debt in the future.
“5” — Watch or Special Mention — These loans are typically existing loans, made using the passing grades outlined above, that have deteriorated to the point that cash flow is not consistently adequate to meet debt service or current debt service coverage is based on projections. Secondary sources of repayment may include specialized collateral or real estate that is not readily marketable or undeveloped, making timely collection in doubt.
“6” — Substandard- Loans and other credit extensions bearing this grade are considered inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions jeopardizing repayment of principal and interest as originally intended. Clear loss potential, however, does not have to exist in any individual assets classified as substandard.
“7” — Doubtful (also includes any loans over 90 days past due, excluding sold mortgages )- Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined.
“8” — Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.
The following is a summary of credit quality indicators by class at December 31, 2010:
Real Estate Credit Exposure

		Commercial Real Estate
		Non-owner	Owner
	Construction	occupied	occupied	1-4 Family	Multifamily	Home Equity
High Quality	$-	$-	$132	$440	$-	$153
Good Quality	612	195	1,535	1,924	-	8,465
Satisfactory	53,704	73,825	98,531	95,541	7,964	132,155
Merits Attention	124,699	163,648	150,494	55,300	19,922	57,513
Special Mention	49,369	37,018	27,478	6,966	90	4,938
Substandard	37,798	24,219	15,132	7,117	311	3,012
Doubtful	34,695	13,326	15,896	7,248	981	3,083
Loss	-	-	-	-	-	-

	$300,877	$312,231	$309,198	$174,536	$29,268	$209,319

Other Credit Exposures

		Consumer and
	Commercial	other
High Quality	$5,005	$1,952
Good Quality	6,620	1,589
Satisfactory	63,472	34,841
Merits Attention	78,188	24,424
Special Mention	31,311	1,224
Substandard	6,391	311
Doubtful	8,709	662
Loss	-	-

	$199,696	$65,003

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of December 31, 2010 and 2009. Unsecured consumer loans are usually charged off when payments are more than 90 days delinquent. Real estate and commercial loans are charged-off or charged-down when the loans are considered uncollectible and/or supporting collateral is not considered to be sufficient to cover potential losses.
Nonperforming loans as of December 31, 2010 totaled $65.4 million, or 4.18%, of net loans compared with $36.3 million, or 2.23%, in 2009. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our collection department. The total number of loans on nonaccrual status has increased from 322 to 490 since December 31, 2009. The increase in nonperforming loans from December 31, 2009 to December 31, 2010 is related primarily to continued deterioration in the Bank’s overall construction loan portfolio, as well as the addition of $21.9 million in troubled debt restructured loans which will remain on nonaccrual until sufficient payment evidence is obtained.
For the years ended December 31, 2010, 2009 and 2008 the Company recognized interest income on nonaccrual loans of approximately $616,000, $379,000, and $93,000, respectively. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $1.7 million, $1.2 million, and $269,000 for 2010, 2009 and 2008, respectively.
The following is a breakdown of nonaccrual loans as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$25,833	$17,172
Commercial Real Estate:
Non-owner occupied	10,767	2,727
Owner occupied	12,829	3,894
Mortgages:
1-4 Family first lien	7,889	6,471
Multifamily	967	-
Home Equity lines of credit	3,068	1,871
Commercial	3,420	3,518
Consumer and other	627	602

Total	$65,400	$36,255

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank’s age analysis of past due loans:

			Greater
	30-59 Days	60-89 Days	Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans
	(in thousands)
December 31, 2010
Construction	$5,747	$3,951	$11,542	$21,240	$279,637	$300,877
Commercial real estate:
Non-owner occupied	1,616	722	530	2,868	309,363	312,231
Owner occupied commercial	5,814	1,635	5,464	12,913	296,285	309,198
Commercial	1,086	949	241	2,276	197,419	199,695
Mortgages:
Secured 1-4 family- first lien	3,457	1,988	5,643	11,088	163,448	174,536
Multifamily	845	150	40	1,035	28,233	29,268
Open ended secured 1-4 family	2,388	211	2,045	4,644	204,675	209,319
Consumer and other	669	285	232	1,186	63,817	65,003

Total	$21,622	$9,891	$25,737	$57,250	$1,542,877	$1,600,127

December 31, 2009
Construction	$4,784	$2,509	$12,369	$19,662	$345,191	$364,853
Commercial real estate:
Non-owner occupied	3,016	2,023	1,535	6,574	305,826	312,400
Owner occupied commercial	1,832	413	3,333	5,578	265,141	270,719
Commercial	3,256	774	456	4,486	215,740	220,226
Mortgages:
Secured 1-4 family- first lien	3,686	1,008	2,733	7,427	162,363	169,790
Multifamily	819	90	-	909	35,122	36,031
Open ended secured 1-4 family	2,504	163	951	3,618	199,058	202,676
Consumer and other	919	259	222	1,400	98,355	99,755

Total	$20,816	$7,239	$21,599	$49,654	$1,626,796	$1,676,450

Impaired Loans. Management considers certain loans graded “doubtful” (loans graded 7) or “loss” (loans graded 8) to be individually impaired and may consider “substandard” loans (loans graded 6) individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows or the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of larger loans if the appraisal is more than 12 months old.
Impaired loans typically include nonaccrual loans, loans over 90 days past due still accruing, restructured loans and other potential problem loans considered impaired based on other underlying factors. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur and a sustained payment performance period is obtained. Due to the borrowers’ inability to make the payments required under the original loan terms, the Bank modified the terms by granting a longer amortized repayment structure or reduced interest rates. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2010	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$21,677	$22,404	$-	$11,427	$206
Commercial real estate:
Non-owner occupied commercial real estate	5,732	5,803	-	2,380	98
Owner occupied commercial real estate	11,573	11,745	-	5,109	187
Commercial	1,998	2,004	-	1,226	45
Mortgages:
Secured 1-4 family real estate	3,122	3,143	-	1,427	60
Multifamily	310	315	-	192	13
Open ended secured 1-4 family	953	961	-	294	12
Consumer and other	-	-	-	72	5
Impaired loans with a related allowance for loan losses
Construction	$11,116	$11,150	$2,141	$16,379	$261
Commercial real estate:
Non-owner occupied commercial real estate	6,484	6,540	1,096	5,758	141
Owner occupied commercial real estate	5,077	5,104	860	4,416	134
Commercial	5,435	5,435	1,318	4,266	101
Mortgages:
Secured 1-4 family real estate	2,133	2,172	343	3,270	57
Multifamily	469	476	82	159	9
Open ended secured 1-4 family	898	898	439	780	14
Consumer and other	134	135	35	73	3
Total impaired loans
Construction	$32,793	$33,554	$2,141	$27,806	$467
Commercial real estate:
Non-owner occupied commercial real estate	12,216	12,343	1,096	8,138	239
Owner occupied commercial real estate	16,650	16,849	860	9,525	321
Commercial	7,433	7,439	1,318	5,492	146
Mortgages:
Secured 1-4 family real estate	5,255	5,315	343	4,697	117
Multifamily	779	791	82	351	22
Open ended secured 1-4 family	1,851	1,859	439	1,074	26
Consumer and other	134	135	35	145	8

	$77,111	$78,285	$6,314	$57,228	$1,346

Impaired loans under $100,000 that are not individually reviewed for impairment	9,768	10,087	2,617	12,144	444

Total impaired loans	$86,879	$88,372	$8,931	$69,372	$1,790

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of December 31, 2009:

December 31, 2009
(in thousands)
Impaired loans under $100,000 that are not individually reviewed	$6,001
Impaired loans without a related allowance for loan losses	16,959
Impaired loans with a related allowance for loan losses	24,497
Impaired loans acquired without a related allowance for loan losses	2,515
Impaired loans acquired with subsequent deterioration and related allowance for loan loss	2,725

Total impaired loans	$52,697

Allowance for loan losses related to impaired loans	$10,971

Average impaired loans for 2010 and 2009 totaled $69,371,980 and $36,203,174, respectively.
Impaired loans acquired with a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $47,000 and $67,000 as of December 31, 2010 and 2009, respectively. The following table presents information regarding the change in all purchased impaired loans from the Company’s acquisition of American Community on April 17, 2009 through December 31, 2010.

	Contractual
	Principal	Nonaccretable	Carrying
	Receivable	Difference	Amount
	(in thousands)
As of April 17, 2009 acquisition date	$14,513	$3,825	$10,688
Change due to payoff received	(457)	(63)	(394)
Transfer to foreclosed real estate	(4,339)	(266)	(4,073)
Change due to charge-offs	(4,329)	(2,999)	(1,330)

Balance at December 31, 2009	$5,388	$497	$4,891

Change due to payoff received	(1,528)	(20)	(1,508)
Transfer to foreclosed real estate	(1,345)	(159)	(1,186)
Change due to charge-offs	(860)	(246)	(614)

Balance at December 31, 2010	$1,655	$72	$1,583

At December 31, 2010, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1.6 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All other purchased impaired loans from Cardinal State Bank have been paid or charged-off as of December 31, 2010.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate for probable losses that have been incurred within the existing portfolio of loans. The primary risks inherent in the Bank’s loan portfolio, including the adequacy of the allowance or reserve for loan losses, are based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $24.3 million in 2010 compared to $48.4 million in 2009 and $11.1 million in 2008. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.
The Company calculated an allowance for loan losses of $37.8 million at December 31, 2010 as compared to $48.6 million at December 31, 2009 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.
As part of management’s plan to improve policies and procedures and internal controls over the provision for loan losses, the framework utilized for the model to determine the allowance for loan losses was modified during 2009. These modifications led to improved written policies and procedures, a thorough review of the allowance for loan loss model, and improved controls and support for changes in the underlying assumptions being used in the model. Improvements to the allowance for loan loss model and related calculations were driven primarily by a change in the methodology of calculating reserves on unimpaired loans placing greater emphasis on the credit quality of loans. These changes were incorporated by adding classified asset factors to classified loan categories including special mention, substandard, and doubtful loans under $100,000. Loans were also segregated into more defined risk categories based on the underlying collateral and characteristics in order to provide more accurate assessment of risks within the portfolio. Those risk categories include the following: nonresidential construction and land development, residential construction, owner-occupied commercial real estate, non owner-occupied commercial real estate, commercial loans, first lien 1-4 family residential mortgages, junior lien 1-4 family residential mortgages, open ended secured 1-4 family equity lines, and other consumer loans. In 2010, further refinement was made to the allowance model, including changes made in the calculation of classified asset factors. The classified asset factor was updated to incorporate twelve months of default trends and historical charge-offs for classified loans, as opposed to a single data point previously used. The use of twelve month data is a better assessment of losses associated with classified loans as opposed to a single data point used in prior periods to ensure that the analysis incorporates the most current and statistically relevant trends. As a result of this change in methodology, the qualitative reserve for classified loans decreased by $7.5 million from December 31, 2009 to December 31, 2010. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified. These improvements lead to a $2.6 million decrease in general reserves.
In determining the general allowance allocation, the ratios from the actual loss history for the various categories are applied to the homogeneous pools of loans in each category. In addition, to recognize the probability that loans in special mention, doubtful, and substandard risk grades are more likely to have embedded losses, additional reserve factors based on the likelihood of loss are applied to the homogeneous pools of weaker graded loans that have not yet been identified as impaired.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The portion of the general allocation based on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at December 31, 2010 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations and in exceptions to FDIC guidelines for loan-to-value ratios.
The following table presents changes in the allowance for loan losses for the year ended December 31, 2010:

	Beginning of
	Year	Charge-offs	Recoveries	Provision	End of Year
	(in thousands)
Construction	$19,978	$19,484	$483	$11,037	$12,014
Commercial real estate:
Non owner occupied	9,756	3,322	11	705	7,150
Owner occupied	6,423	3,030	211	2,354	5,958
Commercial	3,299	4,226	409	4,853	4,335
Mortgages:
Secured 1-4 family- first lien	3,926	3,178	69	2,889	3,706
Multifamily	493	-	42	(111)	424
Open ended secured 1-4 family	3,401	2,832	69	2,660	3,298
Consumer and other	1,349	748	304	(38)	867

	$48,625	$36,820	$1,598	$24,349	$37,752

	Reserves for		Reserves for
	loans	Loans	loans	Loans
	individually	individually	collectively	collectively
	evaluated for	evaluated for	evaluated for	evaluated for
	impairment	impairment	impairment	impairment
	(in thousands)
Construction	$2,141	$32,793	$9,873	$268,084
Commercial real estate:
Non owner occupied	1,096	12,216	6,054	300,015
Owner occupied	860	16,650	5,098	292,548
Commercial	1,318	7,433	3,016	192,262
Mortgages:
Secured 1-4 family- first lien	343	5,255	3,363	169,281
Multifamily	82	779	342	28,489
Open ended secured 1-4 family	439	1,851	2,859	207,468
Consumer and other	35	134	832	64,869

	$6,314	$77,111	$31,437	$1,523,016

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The Company’s loan charge-off policy for all loan classes is to charge down loans to net realizable value once a portion of the loan is determined to be uncollectable, and the underlying collateral shortfall is assessed. Unsecured loans (primarily consumer loans) are charged off against the reserve once the loan becomes 90 days past due or it is determined that a portion of the loan is uncollectable. Secured loans (primarily construction, real estate, commercial and other loans) are moved to nonaccrual status when the loan becomes 90 days delinquent or a portion of the loan is determined to be uncollectable. Nonaccrual loans are reviewed at least quarterly to determine if all or a portion of the loan is uncollectable. Nonaccrual loans that are determined to be solely collateral dependent are promptly charged down to net realizable value.
The following table presents changes in the allowance for loan losses for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Balance, beginning of year	$22,355	$12,445

Charge-offs:
Real estate loans	(15,009)	(1,720)
Installment loans	(1,255)	(576)
Credit card and related plans	(107)	(63)
Commercial and all other	(6,176)	(963)
Leases	(256)	-

	(22,803)	(3,322)

Recoveries:
Real estate loans	204	135
Installment loans	85	134
Credit card and related plans	2	14
Commercial and all other	333	181
Leases	10	-

	634	464

Net charge-offs	(22,169)	(2,858)

Provision for loan losses	48,439	11,109
Allowance acquired from Cardinal State Bank	-	1,659

Balance, end of year	$48,625	$22,355

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserves for credit losses related to unfunded lending commitments was $204,000 for the year ended December 31, 2010. There was no reserve for credit losses related to unfunded lending commitments for the year ended December 31, 2009.
The Company also maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchaser. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. For the year-ended December 31, 2010, the Company recorded $883,000 in provision expense related to potential repurchase and warranties exposure on the $938 million in loan sales that occurred during that year. Provision expense recorded for the years ended December 31, 2009 and 2008 was $1.4 million

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
and $502,000, respectively. As of December 31, 2010, the Company had reserves for mortgage loans sold of $2.0 million and recorded actual charges against reserves totaling $637,000. As of December 31, 2009, the Company had reserves for mortgage loans sold of $1.9 million and recorded actual charges against reserves totaling $356,000. For the year ended December 31, 2010, the Company did not repurchase any mortgage loans sold, however, the Company did settle three “make-whole” requests totaling $214,000. In 2010 the Company did not repurchase any mortgage loans sold and has incurred over the last 5 years an average of $226,000 per year in charges against reserves in actual expenses related to the disposition of these loans.
6. PREMISES AND EQUIPMENT
The following table presents premises and equipment and related accumulated depreciation and amortization at December 31, 2010 and 2009:

		Accumulated
		depreciation and	Net book
	Cost	amortization	value
	(Amounts in thousands)
December 31, 2010
Land	$12,802	$-	$12,802
Land and leasehold improvements	4,008	2,148	1,860
Buildings	30,808	6,718	24,090
Furniture and equipment	24,547	18,762	5,785
Construction in process	1,433	-	1,433

Total	$73,598	$27,628	$45,970

December 31, 2009
Land	$12,300	$-	$12,300
Land and leasehold improvements	3,425	1,391	2,034
Buildings	27,455	4,968	22,487
Furniture and equipment	20,057	13,468	6,589
Construction in process	232	-	232

Total	$63,469	$19,827	$43,642

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 were $3,047,164, $2,764,240, and $2,012,514, respectively.
7. LOAN SERVICING
Mortgage loans serviced for others, consisting of loans sold to Fannie Mae and Freddie Mac, are not included in the accompanying balance sheets. Mortgage loan portfolios serviced for Fannie Mae and Freddie Mac were $245,139,672 and $212,941,536 at December 31, 2010 and 2009, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Total servicing fees received were $522,491, $498,979 and $519,500 during 2010, 2009 and 2008, respectively, and were included in mortgage banking income (loss). At December 31, 2010 and 2009, mortgage servicing rights were $2,144,139 and $1,917,941, respectively and are included in other assets on the consolidated balance sheets. Servicing rights recorded on loans originated and sold by the Bank and the changes in the fair value were recorded in the consolidated statements of income under the caption, mortgage banking income.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

7. LOAN SERVICING (Continued)

	2010	2009
Mortgage servicing assets, beginning of year	$1,917,941	$1,745,466
Capitalized	657,548	722,290
Change in fair value	(431,350)	(549,815)

Mortgage servicing assets, end of year	$2,144,139	$1,917,941

8. DEPOSITS
The following table presents the scheduled maturities of time certificates at December 31, 2010:

(in thousands)
2011	$755,445
2012	165,022
2013	168,165
2014	60,346
2015	65,477

Total	$1,214,455

Total related party deposits were $14.4 million and $13.1 million as of December 31, 2010 and 2009, respectively.
9. BORROWED FUNDS
Short-term borrowings at December 31, 2010 and 2009 are presented in the following tables. Borrowings from the Federal Reserve are payable on demand and are collateralized by state, county and municipal securities (refer to Note 3). Interest under this arrangement is payable at 50 basis points above the target federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $34.9 million at December 31, 2010. Also included in short-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(176,186) at December 31, 2010.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

9. BORROWED FUNDS (Continued)
Short-Term Borrowings Excluding Federal Home Loan Bank (“FHLB”) Advances

		Weighted	Maximum	Average Daily	Average
		average	amount	balance	annual
	Balance at	interest rate	outstanding at	outstanding	interest
	year end	at year end	any month-end	during year	rate paid
December 31, 2010
Overnight borrowings from the Federal Reserve Bank	$1,014,734	0.00%	$1,684,024	$1,158,653	0.00%
Securities sold under agreement to repurchase	36,934,414	0.88%	46,801,365	41,775,432	0.93%
Federal funds purchased	-	0.00%	-	2,700	0.84%

Total short-term borrowings excluding FHLB advances	$37,949,148

December 31, 2009
Overnight borrowings from the Federal Reserve Bank	$1,513,033	0.00%	$1,513,033	$1,013,720	0.01%
Securities sold under agreement to repurchase	42,954,010	0.95%	56,896,242	48,907,687	1.01%
Federal funds purchased	-	0.00%	38,659,000	3,586,715	0.97%

Total short-term borrowings excluding FHLB advances	$44,467,043

The principal balance of short term advances from the FHLB consist of the following at December 31, 2010. There were no short term advances outstanding from the FHLB as of December 31, 2009.

Maturity	Interest Rate	2010
2/28/2011	5.37%	$2,000,000
5/2/2011	1.72%	5,000,000

		$7,000,000

Long-term Borrowings
Long-term borrowings at December 31, 2010 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.11% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also, included in long-term borrowings is a structured wholesale repurchase agreement with a balance of $5,000,000 at year end, an average daily balance of $4,999,943, an average interest rate of 2.64%, and a year-end interest rate of 2.60%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,102,618) at December 31, 2010. Long-term borrowings at December 31, 2009 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.61% and an average daily balance of $31,267,811; and a structured wholesale purchase agreement with a balance of $5,000,000, an average daily balance of $4,999,800, and an average interest rate of 2.62%. The fair market value adjustment associated with the borrowings acquired in the American Community acquisition was $(1,128,544) at December 31, 2009.
Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank’s FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2010 was approximately $137 million with $98 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

9. BORROWED FUNDS (Continued)
The following table presents long-term advances from the FHLB at December 31, 2010 and 2009:

Maturity	Interest Rate	2010	2009
2/28/2011	5.37%	$-	$2,000,000
5/2/2011	1.72%	-	5,000,000
7/16/2012	3.90%	1,000,000	1,000,000
1/10/2013	3.10%	10,000,000	10,000,000
2/25/2013	3.45%	5,000,000	5,000,000
1/11/2015	2.99%	5,000,000	5,000,000
4/27/2015	2.97%	5,000,000	5,000,000
2/28/2018	2.93%	5,000,000	5,000,000
10/29/2018	0.25%	736,159	752,102
12/19/2023	2.00%	277,424	293,251

		$32,013,583	$39,045,353

FHLB advances, both short and long-term, had average annual interest rate paid during the year of 2.60% and 1.46% for 2010 and 2009, respectively. The weighted average interest rate at December 31, 2010 and 2009 was 2.99%. Maximum amount outstanding during the years at any month-end for 2010 and 2009 was $39,042,749 and $125,913,370, respectively.
On November 1, 2007, the Company created Yadkin Valley Statutory Trust I (“the Trust”) to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. The effective interest rate was 1.62% and 1.57% at December 31, 2010 and December 31, 2009, respectively. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
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
The Company assumed junior subordinated debt in the amount of $10.0 million in the American Community acquisition. American Community had a trust that issued trust preferred securities which pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The interest rate at December 31, 2010 and December 31, 2009 was 3.09% and 3.05%, respectively. The preferred securities are redeemable on December 15, 2033. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

10. INCOME TAXES
The following table presents the provision for income taxes for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Current:
Federal	$(6,681,247)	$(3,524,067)	$3,776,291
State	-	(5,207)	756,727

	(6,681,247)	(3,529,274)	4,533,018

Deferred:
Federal	4,755,963	(3,735,175)	(2,656,853)
State	536,665	(1,611,252)	(634,762)

	5,292,628	(5,346,427)	(3,291,615)

Total income taxes	$(1,388,619)	$(8,875,701)	$1,241,403

The following table presents the tax effects of significant components of the Company’s net deferred tax assets as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$14,808,620	$18,911,645
FMV adjustments related to mergers	(49,631)	2,013,988
Other than temporary impairment	466,661	1,736,196
Accrued liabilities	529,593	2,935,763
SERP	-	279,827
OREO property	680,115	-
Net operating loss	4,651,982	1,311,415
Other	514,563	557,885

	$21,601,903	$27,746,719

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(333,147)	$(1,847,263)
Depreciation	(2,214,513)	(2,317,821)
Prepaid expenses	(356,850)	(356,851)
Core deposit intangible	(1,929,458)	(2,405,047)
Leases	-	(139,951)
Noncompete intangible	(231,744)	(299,867)
Goodwill	(763,934)	(634,337)
Other	(137,399)	(332,212)

	$(5,967,045)	$(8,333,349)

Net deferred tax asset	$15,634,858	$19,413,370

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

10. INCOME TAXES (Continued)
Our net deferred tax asset was $15.6 million and $19.4 million at December 31, 2010 and December 31, 2009, respectively. This decrease is related to the elimination of certain temporary differences. In evaluating whether the Company will realize the full benefit of our net deferred tax asset, both positive and negative evidence is considered, including recent earnings trends and projected earnings, asset quality, etc. As of December 31, 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the Company will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future.
The Bank’s strong history of earnings since the inception of the bank, and particularly over the past 10 years, shows the Company has been profitable historically and the Company has no history of expiration of loss carryforwards. Management closely monitors the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance which is called the cumulative loss test.
As of December 31, 2010, the Company did not pass the cumulative loss test by $18.7 million; although, with the pre-tax impact of management’s considerations, the Company feels confident that deferred tax assets are more likely than not to be realized. The 2010 deficit is reflected in the following table:

	December 31, 2010 Cumulative Loss Test
	2008	2009	2010	Total
	(Amounts in thousands)
Income (loss) before income taxes	$5,108	$(83,933)	$(1,401)	$(80,226)
Goodwill impairment	-	61,566	-	61,566

	$5,108	$(22,367)	$(1,401)	$(18,660)

The Company’s loss carryforwards for the tax period ending December 31, 2010 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2010 are as follows:

		Tax Benefit
	Net Operating Loss	Recorded at
	Carryforward at	December 31,
	December 31, 2010	2010	Expiration
	(Amounts in thousands)
Cardinal State Bank acquisition	$2,424	$849	2029
American Community Bank acquisition	345	15	2030
Yadkin Valley Federal	9,011	3,154	2031
Yadkin Valley State	14,684	634	2031

Total Loss Carryforwards	$26,464	$4,652

Deferred tax assets of $21.6 million reduced by deferred tax liabilities of $6.0 million, resulted in a net deferred tax asset of approximately $15.6 million as of December 31, 2010. Deferred tax assets of $27.7 million as of December 31, 2009, reduced by deferred tax liabilities of $8.3 million, resulted in a net deferred tax asset of approximately $19.4 million. It is more likely than not that the Company will return to profitability and generate taxable income in the near term sufficient to realize the remaining $15.6 million in deferred tax assets. However, if negative trends occur with credit quality and earnings, valuation allowances may be needed in future periods.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

10. INCOME TAXES (Continued)
The Company is not relying upon any tax planning strategies or offset of deferred tax liabilities due to the strength of the positive evidence in management’s evaluation of the Company’s outlook.
The following table presents a reconciliation of applicable income taxes for the years ended December 31, 2010, 2009 and 2008 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2010	2009	2008
Tax expense at statutory rate on income before income taxes	$(490,284)	$(29,376,488)	$1,787,811
Increases (decreases) resulting from:
Tax-exempt interest on investments	(819,141)	(765,108)	(572,293)
State income tax, net of federal benefits	348,832	(1,050,698)	79,181
Income from bank-owned life insurance	(288,399)	(296,099)	(323,741)
Goodwill write-down	-	21,548,018	-
Merger expenses	-	543,130	-
Other	(139,627)	521,544	270,445

Total income taxes	$(1,388,619)	$(8,875,701)	$1,241,403

The Company recognizes interest and penalties associated with uncertain tax positions as components of income taxes. The Company’s federal tax returns are subject to examination for years 2007, 2008 and 2009. The interest associated with the uncertain tax positions amounts to approximately $42,000 at December 31, 2010. The Company’s state income tax returns are subject to examination for years 2008 and 2009.
11. EARNINGS PER SHARE
Basic earnings per share (“EPS”) are computed by dividing net income to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the year ended December 31, 2010 excludes 18,000 shares of unvested restricted stock. At December 31, 2010, there were 18,000 shares of restricted stock that were antidilutive. There were no shares of restricted stock outstanding as of December 31, 2009 and 2008. The following table presents the reconciliation of EPS for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Basic earnings per share:
Net income (loss) to common shareholders	$(3,193,377)	$(77,492,525)	$3,866,628
Weighted average shares outstanding	16,129,640	14,808,325	11,235,943
Basic earnings (loss) per share	$(0.20)	$(5.23)	$0.34

Diluted earnings (loss) per share:
Net income (loss) to common shareholders	$(3,193,377)	$(77,492,525)	$3,866,628
Weighted-average shares outstanding	16,129,640	14,808,325	11,235,943
Dilutive effect of stock options	-	-	70,799
Weighted-average shares, as adjusted	16,129,640	14,808,325	11,306,742
Diluted earnings (loss) per share	$(0.20)	$(5.23)	$0.34
For 2010 and 2009, net income (loss) to common shareholders is net income (loss) less the preferred stock dividends and accretion of discount.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

11. EARNINGS PER SHARE (Continued)
At December 31, 2010, there were 421,129 options outstanding to purchase shares of the Company’s common stock at a range of $3.84 to $19.07. The average market price during the period was $3.30. During 2010, there were 18,000 shares of restricted stock granted at a weighted average fair value of $4.18 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. A total of 18,000 shares of restricted stock are nonvested as of December 31, 2010.
At December 31, 2009, there were 619,515 options outstanding to purchase shares of the Company’s common stock at a range of $6.36 to $19.07. The average market prices during the period ranged from $3.97 to $5.45.
At December 31, 2008, there were 189,319 options outstanding to purchase shares of the Company’s common stock at a range of $14.24 to $19.07. The average market prices during the period ranged from $14.10 to $14.33 which excluded the options from the computation of diluted EPS as they would be anti-dilutive.
Unvested shares of restricted stock and stock options were excluded from the determination of diluted earnings per share for the years ended December 31, 2010 and 2009 due to the Company’s loss position for the periods.
12. BENEFIT PLANS
401(K) PLAN
The Company maintains profit-sharing and 401(k) plans for substantially all employees. Contributions to the profit-sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company’s 401(k) plan, employees are permitted to contribute up to 60% of pre-tax compensation. The Company will match 50% of an employee’s contribution, up to a maximum of 3% of pre-tax employee compensation. The Company’s policy is to fund the profit-sharing/401(k) costs as incurred. Employer contributions in 2010, 2009 and 2008 to the 401(k) plan were $578,602, $537,410, and $334,537, respectively. There were no discretionary contributions to the profit-sharing plan for the years ended December 31, 2010, 2009 and 2008. American Community’s 401(k) and profit sharing plan with plan assets of $2.2 million was merged into the Company’s plan as of April 17, 2009.
BANK-OWNED LIFE INSURANCE
During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan (“OSIP”) and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer’s beneficiaries is a multiple of base salary at the time of the agreements. During 2010, the OSIP was amended and the death benefit to the officer’s beneficiaries is now subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five-year vesting requirement and certain provisions relating to change of control and termination of service. The Company funded the OSIP through the purchase of bank-owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4.8 million and $5.0 million, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5.5 million. The corresponding cash surrender values of BOLI policies as of December 31, 2010 and 2009 was $25,277,669 and $24,453,672, respectively.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

12. BENEFIT PLANS (Continued)
During 2007 the Company created the 2007 Group Term Carve Out Plan and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers who did not participate in the 2001 Plan discussed in the previous paragraph. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from the insurance contracts which are written with New York Life Insurance and Annuity Corporation, with the designated beneficiaries of the officers. The death benefit to the officer’s beneficiaries is a multiple of base salary at the time of the agreements, subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The 2007 plan contains a five-year vesting requirement and certain provisions related to change of control and termination of service. The Company uses the cost of insurance method for determining liabilities related to the plan and developed a discount rate of 5.75% at December 31, 2010 and 5.60% at December 31, 2009 based on the Citigroup Pension Liability Yield Curve. As of December 31, 2010 and 2009, the liability accrued for the plan was $1.8 million. The net periodic benefit costs of the plan are recorded to other non-interest expense and were approximately $58,000 and $448,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in net periodic benefit costs was primarily related to the change in death benefits for the OSIP mentioned above.
NON-EQUITY INCENTIVE PLAN
Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Expenses related to such compensation during 2010, 2009 and 2008 totaled $-0-, $-0-, and $170,000, respectively. Incentive compensation is provided for certain officers of Sidus based on pre-tax income. Expenses related to such compensation during 2010, 2009, and 2008 totaled approximately $-0-, $1.1 million and $295,000, respectively.
13. STOCK OPTIONS AND RESTRICTED STOCK
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
On May 22, 2008, the shareholders approved the 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). An aggregate of 700,000 shares has been reserved for issuance by the Company under the terms of the Omnibus Plan pursuant to the grant of incentive stock options (not to exceed 200,000 shares), non-statutory stock options, restricted stock (not to exceed 500,000 shares) and restricted stock units, long-term incentive compensation units and stock appreciation rights.
During 2010, 24,300 options were vested resulting in 53,900 unvested options at December 31, 2010. There were no options granted or exercised during 2010. In 2010, 18,000 shares of restricted stock were granted at a weighted average fair value of $4.18 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. A total of 18,000 shares of restricted stock are nonvested as of December 31, 2010. There are 482,000 shares of restricted stock available for issuance as of December 31, 2010.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

13. STOCK OPTIONS (Continued)
The following table presents certain option information for the year ended December 31, 2010:

		Outstanding Options		Exercisable Options
	Shares		Weighted-		Weighted-
	available		average		average
	for future	Number	exercise	Number	exercise
	grants	of options	price	of options	price
At December 31, 2009	197,862	579,363	$13.26	477,263	$13.01
Options authorized	-	-	-	-	-
Options granted/vested	-	-	-	24,300	14.94
Options exercised	-	-	-	-	-
Options expired	-	(12,061)	8.66	(12,061)	8.66
Options forfeited	-	(146,172)	13.16	(122,272)	12.02

At December 31, 2010	197,862	421,130	$13.42	367,230	$13.41

During 2009, 27,700 options were vested and 13,000 options were granted resulting in 102,100 unvested options at December 31, 2009. There was no intrinsic value of 2009 option grants since options are granted at the market price of the stock on date of grant. There was no intrinsic value of options exercised in 2009 since the option price exceeded the market price of the stock on date of exercise. The intrinsic values of options exercised in 2008 were $630,098.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009 and 2008: dividend yield of 0.76% and 3.77%, respectively; expected volatility of 56.38% and 22.72%, respectively; risk-free interest rate of 2.35% and 2.80%, respectively, and expected life of 5.5 and 5.4 years, respectively. The weighted-average fair value of options granted during 2009 and 2008 was approximately $2.82 and $2.03 respectively, at the grant date.
At December 31, 2010, the weighted-average remaining contractual life of outstanding and exercisable options was 4.2 years and 3.7 years, respectively. At December 31, 2009, the weighted average remaining contractual life of outstanding and exercisable options was 4.9 years and 4.2 years, respectively.
There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 and December 31, 2009, since the exercise price of options outstanding exceeded the market share price of $1.81 and $3.66, respectively, at year end. The following table segregates the shares outstanding at December 31, 2010 into meaningful ranges:

		Weighted-average		Shares
		remaining	Weighted-	exercisable
	Option price	contractual	average	December 31,
Shares	per share	life (years)	exercise price	2010
5,000	$3.84	8.9	$3.84	1,000
43,765	6.36 - 7.85	2.1	7.43	37,365
39,384	9.31 - 10.75	4.6	10.06	39,384
25,314	11.24 - 11.99	1.5	11.93	25,314
80,929	12.79 - 13.91	5.6	13.80	61,729
148,488	14.00 - 14.97	3.5	14.78	135,288
50,750	15.24 - 15.65	5.3	15.24	50,650
27,500	19.07	6.1	19.07	16,500

421,130				367,230

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

13. STOCK OPTIONS (Continued)
All options expire ten years after date of grant and are made available for future grants at expiration.
The Bank recorded compensation expense totaling $76,939 in 2010, $73,820 in 2009 and $66,787 in 2008 for the options in the process of vesting based on amortization of the fair value of options granted (See “Share-Based Payment” under Note 1). The Bank recorded compensation expense totaling $16,619 in 2010 for the restricted stock in the process of vesting based on amortization of the fair value of shares granted. Unrecognized compensation expense related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans totaling $197,082 at December 31, 2010 will be recognized over the remaining vesting period, 2010 through 2014. There were 146,172 shares forfeited and 12,061 shares expired during the year ended December 31, 2010. There were no shares forfeited during the year ended December 31, 2009.
14. LEASES
Operating Leases
The Company has entered into non-cancelable operating leases for branch facilities and equipment. These leases have terms from five to thirty years. Rental expense was approximately $2.3 million in 2010, $1.7 million in 2009 and $738,000 in 2008 and primarily represents rentals of real estate. The following table presents the future minimum lease payments for the next five years:

(in thousands)
2011	$1,590
2012	1,265
2013	1,073
2014	974
2015	727
Thereafter	2,470

Total	$8,099

Capital Lease Obligation
The Company leases its Monroe Main office facility, which was acquired from American Community, under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2010 is $2.4 million as the capitalized cost of the Company’s Monroe Main office and accumulated amortization of approximately $47,600 at December 31, 2010.
The following table presents aggregate future minimum lease payments due under this capital lease obligation as of December 31, 2010:

2011	$225,552
2012	225,552
2013	225,552
2014	226,868
2015	241,344
2016-2029	3,641,050

Total minimum lease payments	4,785,918
Less amount representing interest	(2,383,518)

Present value of net minimum lease payments	$2,402,400

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

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
The following table presents a summary by type of contract and amount the Bank’s exposure to off-balance sheet risk as of December 31, 2010 and 2009:

	2010	2009
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$265,752,158	$284,851,799
Undisbursed standby letters of credit	9,106,181	9,655,268
Undisbursed portion of construction loans	13,580,221	21,971,644
Commitments to close first mortgages	119,168,227	97,548,000
Commitments to sell first mortgages	119,168,277	97,548,000
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

16. FAIR VALUE (Continued)
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.
Interest Rate Swaps
Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following table presents a rollforward of interest rate swaps from December 31, 2009 to December 31, 2010 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2009	$-	$-
Purchases, sales, issuances and settlements	-	-
Gains/losses included in other income	159	159

Balance, December 31, 2010	$159	$159

Interest Rate Locks and Forward Sale Loan Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $104,810 and $161,071, respectively. At December 31, 2009, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(790,608) and $1,020,177, respectively. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.
Mortgage Servicing Rights
A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 security. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

16. FAIR VALUE (Continued)
The following table presents assets and (liabilities) measured at fair value on a recurring basis:

December 31, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$14,550	$-	$14,550	$-
Government sponsored agencies:
Residential mortgage-backed securities	52,075	-	52,075	-
Collateralized mortgage obligations	155,926	-	155,926	-
Private label collateralized mortgage obligations	1,705	-	1,705	-
State and municipal securities	72,622	-	72,622	-
Common and preferred stocks	1,124	1,124	-	-
Interest rate lock commitments	105	-	105	-
Forward loan sale commitments	161	-	161	-
Mortgage servicing rights	2,144	-	-	2,144

December 31, 2009 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$42,894	$-	$42,894	$-
Government sponsored agencies:
Residential mortgage-backed securities	50,884	-	50,884	-
Collateralized mortgage obligations	25,217	-	25,217	-
Private label collateralized mortgage obligations	2,288	-	2,288	-
State and municipal securities	61,378	-	61,378	-
Common and preferred stocks	1,181	1,181	-	-
Interest rate lock commitments	(791)	-	(791)	-
Forward loan sale commitments	1,020	-	1,020	-
Mortgage servicing rights	1,918	-	-	1,918
Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 security. At December 31, 2010 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, the Company’s loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

16. FAIR VALUE (Continued)
Impaired Loans
The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan measured at fair value on a nonrecurring basis as a Level 2 security. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan measured at fair value on a nonrecurring basis as a Level 3 security. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.
Foreclosed real estate
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The current carrying value of OREO at December 31, 2010 is $25,582,234. At December 31, 2009 the carrying value of OREO was $14,344,599. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.
Goodwill
We perform our annual goodwill impairment assessment on October 1st for the Sidus segment. We also make judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, we typically make various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted-average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning. At September 30, 2009, it was determined that impairment existed in the banking reporting unit and a goodwill impairment charge of $61.6 million was recorded. See additional disclosures and discussions regarding the goodwill impairment in Footnote 22 to the financial statements. There have been no changes in valuation techniques for the years ended December 31, 2010 and 2009. Valuation techniques are consistent with techniques used in prior periods.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

16. FAIR VALUE (Continued)
The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
December 31, 2010	(Amounts in thousands)
Other real estate owned at December 31, 2010	$2,941	$-	$-	$2,941
Impaired loans at December 31, 2010:
Construction	8,975	-	-	8,975
Commercial real estate:
Non-owner occupied	5,388	-	-	5,388
Owner occupied	4,217	-	-	4,217
Commercial	4,117	-	-	4,117
Mortgages:
Secured 1-4 family real estate	1,790	-	-	1,790
Multifamily	387	-	-	387
Open ended secured 1-4 family	459	-	-	459
Consumer and other	99	-	-	99
December 31, 2009
Other real estate owned at December 31, 2009	2,510	-	-	2,510
Impaired loans at December 31, 2009	16,250	-	-	16,250
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2010, the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the Company’s category.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

17. REGULATORY REQUIREMENTS (Continued)

	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Yadkin Valley Bank and Trust
As of December 31, 2010
Total Capital (to risk-weighted assets)	$183,690	10.5%	$140,030	8.0%	$175,038	10.0%
Tier 1 Capital (to risk-weighted assets)	161,614	9.2%	70,015	4.0%	105,023	6.0%
Tier 1 Capital (to average assets)	161,614	7.0%	91,873	4.0%	114,841	5.0%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$186,255	10.3%	$145,152	8.0%	$181,440	10.0%
Tier 1 Capital (to risk-weighted assets)	163,217	9.0%	72,577	4.0%	108,864	6.0%
Tier 1 Capital (to average assets)	163,217	8.0%	81,398	4.0%	101,747	5.0%

Yadkin Valley Financial Corporation
As of December 31, 2010
Total Capital (to risk-weighted assets)	$185,318	10.6%	$140,271	8.0%	$175,339	10.0%
Tier 1 Capital (to risk-weighted assets)	164,290	9.4%	70,135	4.0%	105,203	6.0%
Tier 1 Capital (to average assets)	164,290	7.2%	91,950	4.0%	114,937	5.0%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$192,223	10.6%	$145,436	8.0%	$181,794	10.0%
Tier 1 Capital (to risk-weighted assets)	170,225	9.4%	72,718	4.0%	109,077	6.0%
Tier 1 Capital (to average assets)	170,225	8.4%	81,502	4.0%	101,877	5.0%
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At December 31, 2010 and 2009, there were no undivided profits available for dividend payments. At December 31, 2008, $48,070,348 was legally available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. We also may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. If we defer dividend payments on the Series T and Series T-ACB Preferred Stock and defer interest payments on our trust preferred securities, we will be prohibited from paying any dividends on our common stock until all deferred payments have been made in full.
The Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has currently fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, and decreasing the asset size of Bank. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position.
For the reserve maintenance period in effect at December 31, 2010, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $250,000 on deposit.
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

17. REGULATORY REQUIREMENTS (Continued)
For the years ended December 31, 2010 and 2009, Sidus was required to maintain $1 million in adjusted net worth. As of December 31, 2010 and 2009, Sidus’ adjusted net worth was $21,321,047, and $18,344,062 respectively, which exceeds the required minimum net worth requirements.
18. FINANCIAL INSTRUMENTS
The following table presents a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at December 31:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$229,780	$229,780	$92,336	$92,336
Investment securities	298,002	298,002	183,841	183,841
Loans and loans held-for-sale, net	1,613,206	1,541,071	1,677,538	1,676,845
Accrued interest receivable	7,947	7,947	7,783	7,783
Federal Home Loan Bank stock	9,416	9,416	10,539	10,539
Investment in Bank-owned life insurance	25,278	25,278	24,454	24,454
Forward loan sale commitments	161	161	1,020	1,020
Interest rate lock commitments	105	105	-	-
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	$805,951	$805,951	$653,358	$653,358
Time deposits	1,214,455	1,227,628	1,168,394	1,185,405
Borrowed funds	116,768	117,741	123,468	124,947
Accrued interest payable	3,302	3,302	3,015	3,015
Interest rate lock commitments	-	-	791	791
The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices and prices obtained from independent pricing services.
For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the fair values as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0% in 2010 and 2009.
The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.
The investment in bank-owned life insurance represents the cash value of the policies at December 31, 2010 and 2009. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2010 and 2009, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

18. FINANCIAL INSTRUMENTS (Continued)
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
19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
During the May 24, 2006 annual meeting, the shareholders approved the formation of the Company whereby each share of the Bank was automatically converted to one share of the Company. The Company’s authorized capital consists of 50,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. As of the conversion date, 10,648,300 common shares and no preferred shares were issued and outstanding. The following table presents condensed financial data for the parent company only:
Condensed Balance Sheets

	2010	2009
	(Amounts in thousands)
Assets:
Cash on deposit with bank subsidiary	$849	$4,120
Investment in subsidiary	179,659	180,513
Other investments	2,351	2,876
Other assets	585	629

Total	$183,444	$188,138

Liabilities and Shareholders’ Equity:
Dividends payable	$411	$314
Other liabilities	35,576	35,558
Shareholders’ equity	147,457	152,266

Total	$183,444	$188,138

Condensed Results of Operations

	2010	2009	2008
Equity in earnings of subsidiary bank:
Dividends received	$-	$1,658	$5,859
Undistributed earnings (loss)	1,364	(75,886)	(1,170)
Income (expenses), net	(1,376)	(829)	(822)

Net income (loss)	(12)	(75,057)	3,867

Preferred stock dividend and accretion of preferred stock discount	3,181	2,435	-

Net income (loss) to common shareholders	$(3,193)	$(77,492)	$3,867

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (Continued)
Condensed Statements of Cash Flows

	2010	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(12)	$(75,057)	$3,867
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity (loss) in undistributed earnings of subsidiaries	(1,364)	75,886	1,170
Other-than-temporary impairment of investments	482	201	-
Change in other assets	53	2,578	(125)
Change in other liabilities	114	(611)	171

Net cash provided by (used in) operating activities	(727)	2,997	5,083

Cash flows from investing activities:
Purchase of investments	-	(291)	(632)
Maturities, call and repayments of investments	19	22	-
Additional investment in bank subsidiary	-	(45,006)	(23,458)

Net cash provided by (used in) investing activities	19	(45,275)	(24,090)

Cash flows from financing activities:
Issuance of preferred stock and warrants	-	49,312	-
Dividends paid	(2,563)	(3,672)	(5,986)
Proceeds from exercise of stock options	-	1	623

Net cash provided by (used in) financing activities	(2,563)	45,641	(5,363)

Net increase (decrease) in cash	(3,271)	3,363	(24,370)
Cash at beginning of year	4,120	757	25,127

Cash at end of year	$849	$4,120	$757

20. BUSINESS SEGMENT INFORMATION
The Company has three reportable business segments, the Bank, Sidus, and other. The Bank encompasses the five regional banks, Yadkin Valley Bank and Trust, Piedmont Bank, High Country Bank, Cardinal State Bank, and American Community Bank. Sidus Financial, LLC (“Sidus”) was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services throughout the east coast. The other segment consists of the Holding Company and also includes the eliminations necessary to accurately report each segment’s operations.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

20. BUSINESS SEGMENT INFORMATION (Continued)
The following table presents the results of operations for the twelve months of 2010, 2009 and 2008 for the Bank and Sidus using the acquisition method of accounting.

December 31, 2010	Bank	Sidus	Other	Total
	(Amounts in thousands)
Interest income	$96,821	$2,181	$-	$99,002
Interest expense	33,359	186	788	34,333

Net interest income	63,462	1,995	(788)	64,669

Provision for loan losses	23,930	419	-	24,349

Net interest income (loss) after provision for loan losses	39,532	1,576	(788)	40,320
Other income	13,375	9,023	(260)	22,138
Other expense	55,421	8,110	328	63,859

Income (loss) before income taxes (benefit)	(2,514)	2,489	(1,376)	(1,401)
Income taxes (benefit)	(1,389)	-	-	(1,389)

Net income(loss)	$(1,125)	$2,489	$(1,376)	$(12)

Total assets	$2,275,617	$61,189	$(36,212)	$2,300,594
Net loans	1,562,787	-	-	1,562,787
Loans held for sale	1,447	48,972	-	50,419
Goodwill	-	4,944	-	4,944

December 31, 2009	Bank	Sidus	Other	Total
	(Amounts in thousands)
Interest income	$91,834	$3,708	$-	$95,542
Interest expense	30,628	351	852	31,831

Net interest income	61,206	3,357	(852)	63,711
Provision for loan losses	48,366	73	-	48,439

Net interest income (loss) after provision for loan losses	12,840	3,284	(852)	15,272
Other income	10,627	13,575	641	24,843
Other expense	52,915	8,950	617	62,482
Goodwill impairment	61,566	-	-	61,566

Income (loss) before income taxes (benefit)	(91,014)	7,909	(828)	(83,933)

Income taxes (benefit)	(8,876)	-	-	(8,876)

Net income(loss)	$(82,138)	$7,909	$(828)	$(75,057)

Total assets	$2,086,388	$61,314	$(34,090)	$2,113,612
Net loans	1,627,823	-	-	1,627,823
Loans held for sale	-	49,715	-	49,715
Goodwill	-	4,944	-	4,944

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

20. BUSINESS SEGMENT INFORMATION (Continued)

December 31, 2008	Bank	Sidus	Other	Total
	(Amounts in thousands)
Interest income	$71,997	$2,530	$-	$74,527
Interest expense	32,468	873	1,195	34,536

Net interest income	39,529	1,657	(1,195)	39,991

Provision for loan losses	11,109	-	-	11,109

Net interest income (loss) after provision for loan losses	28,420	1,657	(1,195)	28,882
Net loss on investment securities	(1,016)	-	-	(1,016)
Other income	8,451	7,518	911	16,880
Other expense	32,713	6,386	538	39,637

Income (loss) before income taxes (benefit)	3,142	2,789	(822)	5,109

Income taxes (benefit)	1,241	-	-	1,241

Net income(loss)	$1,901	$2,789	$(822)	$3,868

Total assets	$1,555,684	$54,153	$(85,550)	$1,524,287
Net loans	1,165,214	-	-	1,165,214
Loans held for sale	172	49,757	-	49,929
Goodwill	48,559	4,944	-	53,503

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents unaudited, summarized quarterly data for the years ended December 31, 2010 and 2009:

	Three Months Ended
2010	December 31	September 30	June 30	March 31
	(in thousands)
Interest income	$24,836	$25,129	$24,247	$24,790
Interest expense	8,880	8,820	8,650	7,983

Net interest income	15,956	16,309	15,597	16,807
Provision for loan losses	6,277	7,879	5,809	4,384

Net interest income after provision for loan losses	9,679	8,430	9,788	12,423
Other income	7,332	5,572	5,454	3,780
Other expense	16,975	17,372	14,980	14,532

Income (loss) before income taxes (benefit)	36	(3,370)	262	1,671
Income taxes (benefit)	(824)	(1,299)	(23)	757

Net income(loss)	860	(2,071)	285	914

Preferred stock dividend and accretion of preferred stock discount	868	771	771	771

Net income (loss) to common shareholders	$(8)	$(2,842)	$(486)	$143

Net income (loss) per common share- basic	$0.00	$(0.18)	$(0.03)	$0.01
Net income (loss) per common share- diluted	$0.00	$(0.18)	$(0.03)	$0.01

2009
Interest income	$25,482	$26,637	$25,823	$17,600
Interest expense	7,620	8,256	8,269	7,686

Net interest income	17,862	18,381	17,554	9,914
Provision for loan losses	3,146	18,285	16,458	10,550

Net interest income after provision for loan losses	14,716	96	1,096	(636)
Other income	6,312	5,678	7,719	5,134
Other expense	14,482	17,182	19,164	11,654
Goodwill impairment	-	61,566	-	-

Income (loss) before income taxes (benefit)	6,546	(72,974)	(10,349)	(7,156)
Income taxes (benefit)	2,629	(4,716)	(3,795)	(2,994)

Net income(loss)	3,917	(68,258)	(6,554)	(4,162)

Preferred stock dividend and accretion of preferred stock discount	754	708	-	-

Net income (loss) to common shareholders	$3,163	$(68,966)	$(6,554)	$(4,162)

Net income (loss) per common share- basic	$0.20	$(4.28)	$(0.46)	$(0.40)
Net income (loss) per common share- diluted	$0.20	$(4.28)	$(0.46)	$(0.40)

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

22. GOODWILL
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.
In performing our annual analysis of goodwill for the Sidus reporting unit, the Company engaged the services of a third party to test the balance of goodwill reported for impairment. Based on the independent opinion of the third party, in regards to the fair value of the Sidus reporting unit which included goodwill, the fair value exceeded the carrying value indicating that there was no goodwill impairment.
In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment for the Sidus reporting unit, the estimated fair value of the Sidus reporting unit was developed using the tangible book value multiple and EBITDA multiple market approaches. The significant inputs to the tangible book value approach include a multiple of tangible book value of 1.25 derived from industry averages, discounted for mortgage businesses as compared to full service bank. The EBITDA multiple market valuation approach utilizes the current transactions of several mortgage banking companies of comparable size which translated to a multiple of 3.6 as an indicator of fair market value. Both approaches resulted in the fair value exceeding the carrying value. These results conclude that there was no need to continue with the second step, and no impairment was recorded as a result of the goodwill testing performed during 2010.
We updated our Step 1 goodwill impairment testing for the Bank reporting unit as of September 30, 2009. Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Bank reporting unit’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with accounting for Intangibles- Goodwill and other. The Step 2 analysis included a determination of the fair value of net assets that was compared with the fair value of the reporting units as determined in Step 1. Assumptions included in the fair value of net assets included current market rates for loans, deposits, and other borrowings. Based on the Step 2 analysis, it was determined that the Bank’s fair value did not support the goodwill recorded; therefore, the Company recorded a $61.6 million goodwill impairment charge to write-off all of its goodwill at the Bank reporting unit as of September 30, 2009. This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of income. No impairment was recorded as a result of goodwill testing performed during 2008.
The following table presents changes in the carrying amount of goodwill for the year ended December 31, 2010:

	Banking Segment	Sidus Segment	Total
Balance as of December 31, 2008
Goodwill	$48,559,015	$4,943,872	$53,502,887
Goodwill acquired during the year	13,006,753	-	13,006,753
Impairment losses	(61,565,768)	-	(61,565,768)

Balance as of December 31, 2010 and 2009	$-	$4,943,872	$4,943,872

Accumulated impairment losses	$(61,565,768)	$-	$(61,565,768)

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

23. DERIVATIVES
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
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each have a notional amount of $2.1 million, representing the amount of outstanding fixed-rate receivables and obligations outstanding at December 31, 2010, and are included in other assets and other liabilities at their fair value of $159,177. The Company had a gain of $159,177 on the interest rate swap asset and a loss of $159,177 on the interest rate swap liability for the year ended December 31, 2010. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
The Company is exposed to certain risks relating to its ongoing mortgage origination business. Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments and forward-loan-sales commitments are based on current secondary market pricing and included on the balance sheet in the loans held-for-sale and on the income statement in gain on sale of mortgages. The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement.
At December 31, 2010, Sidus had $119.2 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $167.6 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of the interest rate lock commitments recorded in assets was $104,810 at December 31, 2010. The fair value of forward sales commitments recorded in other assets was $161,071 at December 31, 2010. Recognition of gains (losses) related to the change in fair value of the interest rate lock commitments and forward sales commitments were $36,312 and $(10,247), respectively, for the year ended December 31, 2010, and are included in mortgage banking income within noninterest income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $85,345 and $55,199, respectively, for the year ended December 31, 2009, and are included in other income. At December 31, 2009, Sidus had $97.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $147.2 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $(790,608). The fair value of the forward sales commitments recorded in assets was $1,020,177.

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

24. SALE OF CREDIT CARD RECEIVABLES
On August 31, 2010, the Company sold credit card receivables for a net gain of $32,600 after termination and deconversion fees. The net book value of the portfolio was $3.2 million for which the Company received approximately $3.4 million in cash proceeds. This transaction was accounted for as a sale and as a result the related credit card receivables have been excluded from the accompanying consolidated balance sheet at December 31, 2010. The Company will continue to service the credit card accounts until early 2011 as part of the agreement with the purchaser. Any servicing rights are immaterial and have not been recorded on the transaction.
25. COST SAVINGS INITIATIVES
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
In addition to the changes in the regional structure, the Bank has made the decision to consolidate four branch offices across the franchise. This decision was a result of an extensive evaluation of the entire network of branches. These consolidations took place in the first quarter of 2011. Terminated lease payments in the amount of $220,000 have been accrued in occupancy and equipment expense as part of this consolidation at December 31, 2010.
Finally, the Company has made the decision to modify the Saturday banking branch strategy. The plan is to consolidate Saturday banking in 12 offices across the franchise. The change took place in mid-November after proper notification was provided to customers.
26. LEGAL PROCEEDINGS
In the course of ordinary business, the Company may, from time to time, be named a party to legal actions and proceedings. In accordance with GAAP, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.
27. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM AND PRIVATE PLACEMENT OF COMMON STOCK
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

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010, 2009 and 2008

27. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM AND PRIVATE PLACEMENT OF COMMON STOCK (Continued)
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
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

Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
March 10, 2011

/s/ Joseph H. Towell	/s/ Jan H. Hollar

Joseph H. Towell	Jan H. Hollar
President and Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina
We have audited Yadkin Valley Financial Corporation and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Yadkin Valley Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Valley Financial Corporation and subsidiary as of and for the year ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes PLLC
Charlotte, North Carolina
March 10, 2011

Item 9B —Other Information
None.
PART III
Item 10 — Directors and Executive Officers and Corporate Governance
The information required by this item appears under the captions “Corporate Governance”, “Executive Compensation and Other Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Yadkin’s proxy statement for its 2011 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
Item 11 — Executive Compensation
The information required by this Item 11 appears under the caption “Proposal No.1 — Election of Directors” and under the caption “Executive Compensation and Other Information” and “Summary Compensation Table” of the Proxy Statement, and is incorporated herein by reference.
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
The following table sets forth equity compensation plan information at December 31, 2010.

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	421,130	13.42	197,853
Equity compensation plans not approved by shareholders	NA	NA	NA

Total	421,130	$13.42	197,853

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

Exhibit 4.1:	Specimen certificate for Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006)

Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009)

Exhibit 4.3	Form of Series T-ACB Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed July 27, 2009)

Exhibit 4.4	Warrant to Purchase up to 385,990 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2009)

Exhibit 4.5	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2009)

Exhibit 10.1	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006*

Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.5	Amended and Restated Employment Agreement with William A. Long (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit 10.6	Retirement and Transition Agreement with William A. Long (attached hereto)*

Exhibit 10.7	Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 24, 2010)*

Exhibit 10.8	Amendment to Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 24, 2010)*

Exhibit 10.9	Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2010)*

Exhibit 10.10	Amendment to Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 filed November 24, 2010)*

Exhibit 10.11	Employment Agreement with William M. DeMarcus (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 24, 2010)*

Exhibit 10.12	Amended and Restated Employment Agreement with Stephen S. Robinson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit 10.13	Amendment to Amended and Restated Employment Agreement with Stephen S. Robinson (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 24, 2010)*

Exhibit 10.14	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit 10.15
Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2009)

Exhibit 10.16
Form of Waiver, executed by each of John M. Brubaker, Joe K. Johnson, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Stephen S. Robinson, and Joseph H. Towell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 20, 2009)*

Exhibit 10.17
Form of Letter Agreement, executed by each of John M. Brubaker, Joe K. Johnson, William A. Long, John W. Mallard, Jr., Edward L. Marxen, Stephen S. Robinson, and Joseph H. Towell with the Company (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 20, 2009)*

Exhibit 10.18
Letter Agreement, dated July 24, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 27, 2009)

Exhibit 10.19	ARRA Side Letter Agreement, dated July 24, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 27, 2009)

Exhibit 10.20
Form of Waiver, executed by each of John M. Brubaker, William A. Long, Jan H. Hollar, William M. DeMarcus, John W. Mallard, and Stephen S. Robinson (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 27, 2009)*

Exhibit 10.21
Form of Letter Amendment, executed by each of John M. Brubaker, William A. Long, Jan H. Hollar, William M. DeMarcus, John W. Mallard, Jr., and Stephen S. Robinson with the Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 27, 2009)*

Exhibit 10.22	2008 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 4 to the Form S-8 filed on September 5, 2008).*

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32:	Section 1350 Certification

Exhibit 99.1	TARP Certification of Chief Executive Officer

Exhibit 99.2	TARP Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement
Copies of exhibits are available upon written request to Corporate Secretary, Yadkin Valley Financial Corporation, P.O. Drawer 888, Elkin, North Carolina 28621.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/ Joseph H. Towell	Date: March 10, 2011

Joseph H. Towell
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: March 10, 2011

Jan H. Hollar
Principal Accounting Officer and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Towell	Date: March 10, 2011
Joseph H. Towell
President, Chief Executive Officer, and Director

/s/ Ralph L. Bentley	Date: March 10, 2011
Ralph L. Bentley
Director

/s/ J. T. Alexander, Jr.	Date: March 10, 2011
J.T. Alexander, Jr.
Director

/s/ Nolan G. Brown	Date: March 10, 2011
Nolan G. Brown
Director

/s/ Harry M. Davis	Date: March 10, 2011
Harry M. Davis
Director

/s/ Thomas J. Hall	Date: March 10, 2011
Thomas J. Hall
Director

/s/ James A. Harrell, Jr.	Date: March 10, 2011
James A. Harrell, Jr.
Director

/s/ Larry S. Helms	Date: March 10, 2011
Larry S. Helms
Director

/s/ Dan W. Hill, III	Date: March 10, 2011
Dan W. Hill, III
Director

/s/ Jan H. Hollar	Date: March 10, 2011
Jan H. Hollar
Executive Vice President and Chief Financial Officer

/s/ James L. Poindexter	Date: March 10, 2011
James L. Poindexter
Director

/s/ Morris L. Shambley	Date: March 10, 2011
Morris L. Shambley
Director

/s / Alison J. Smith	Date: March 10, 2011
Alison J. Smith
Director

/s / James N. Smoak	Date: March 10, 2011
James N. Smoak
Director

/s/ Harry C. Spell	Date: March 10, 2011
Harry C. Spell
Director

/s/ C. Kenneth Wilcox	Date: March 10, 2011
C. Kenneth Wilcox
Director