Form 10-Q
period 2011-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2011-05-06
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Common shares outstanding as of May 4, 2011, par value $1.00 per share, were 16,292,640.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the Three Months Ended March 31, 2011 and 2010
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,*
	2011	2010
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$31,537	$31,967
Federal funds sold	50	31
Interest-bearing deposits	188,003	197,782
Securities available-for-sale at fair value (amortized cost $299,936 in 2011 and $297,086 in 2010)	301,529	298,002
Gross loans	1,552,707	1,600,539
Less: allowance for loan losses	35,860	37,752

Net loans	1,516,847	1,562,787

Loans held-for-sale	32,880	50,419
Accrued interest receivable	7,515	7,947
Premises and equipment, net	46,245	45,970
Foreclosed real estate	27,461	25,582
Federal Home Loan Bank stock, at cost	9,416	9,416
Investment in bank-owned life insurance	25,441	25,278
Goodwill	4,944	4,944
Core deposit intangible (net of accumulated amortization of $7,920 in 2011 and $7,615 in 2010)	4,602	4,907
Other assets	34,421	35,562

Total Assets	$2,230,891	$2,300,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$222,457	$216,161
Interest-bearing deposits:
NOW, savings and money market accounts	631,791	589,790
Time certificates:
$100 or more	442,725	477,030
Other	662,833	737,425

Total Deposits	1,959,806	2,020,406

Short-term borrowings	42,458	44,773
Long-term borrowings	66,994	71,995
Capital lease obligations	2,393	2,402
Accrued interest payable	2,811	3,302
Other liabilities	9,921	10,259

Total Liabilities	2,084,383	2,153,137

Shareholders’ Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312 issued and outstanding in 2011 and 2010.	46,925	46,770
Common stock, $1 par value, 50,000,000 shares authorized; 16,292,640 issued and outstanding in 2011 and 16,147,640 issued and outstanding in 2010	16,293	16,148
Warrants	3,581	3,581
Surplus	114,540	114,649
Accumulated deficit	(35,830)	(34,273)
Accumulated other comprehensive income	999	582

Total Shareholders’ Equity	146,508	147,457

Total Liabilities and Shareholders’ Equity	$2,230,891	$2,300,594

*	Derived from audited financial statements
See notes to consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands,
	except per share data)
INTEREST INCOME:
Interest and fees on loans	$21,349	$22,958
Interest on federal funds sold	6	—
Interest and dividends on securities:
Taxable	1,504	1,209
Non-taxable	604	562
Interest-bearing deposits	115	61

TOTAL INTEREST INCOME	23,578	24,790

INTEREST EXPENSE
Time deposits of $100 or more	2,938	3,361
Other time and savings deposits	4,380	4,055
Borrowed funds	570	567

TOTAL INTEREST EXPENSE	7,888	7,983

NET INTEREST INCOME	15,690	16,807
PROVISION FOR LOAN LOSSES	4,867	4,384

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,823	12,423

NON-INTEREST INCOME:
Service charges on deposit accounts	1,345	1,437
Other service fees	962	841
Net gain on sales and fees of mortgage loans	1,899	1,334
Net gain on sale of securities	93	44
Income on investment in bank-owned life insurance	163	207
Mortgage banking income	207	56
Other than temporary impairment of securities	(20)	(205)
Other income	142	66

TOTAL NON-INTEREST INCOME	4,791	3,780

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,870	6,663
Occupancy and equipment expense	2,170	1,966
Printing and supplies	181	274
Data processing	373	313
Amortization of core deposit intangible	305	334
Communications expense	445	459
FDIC assessment expense	1,350	830
Loan collection fees	433	272
Net cost of operation on other real estate owned	794	1,108
Franchise taxes	381	—
Other expenses	2,607	2,313

TOTAL NON-INTEREST EXPENSES	16,909	14,532

INCOME (LOSS) BEFORE INCOME TAXES	(1,295)	1,671
INCOME TAX EXPENSE (BENEFIT)	(509)	757

NET INCOME (LOSS)	(786)	914
Preferred stock dividend and accretion of preferred stock discount	771	771

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(1,557)	$143

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01
CASH DIVIDENDS PER COMMON SHARE	$—	$—
See notes to consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
NET INCOME (LOSS)	$(786)	$914

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	850	616
Tax effect	(327)	(236)

Unrealized holding gains on securities available-for-sale, net of tax amount	523	380

Reclassification adjustment for realized gains	(173)	(44)
Tax effect	67	17

Reclassification adjustment for realized gains, net of tax amount	(106)	(27)

OTHER COMPREHENSIVE INCOME, NET OF TAX	417	353

COMPREHENSIVE INCOME (LOSS)	$(369)	$1,267

See notes to consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2011 and 2010

							Accumulated
							other	Total
	Common Stock		Preferred			Accumulated	comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Surplus	deficit	income (loss)	equity
			(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2009	16,129,640	16,130	46,152	3,581	114,574	(31,080)	2,909	152,266

Net income	—	—	—	—	—	914	—	914
Restricted stock issued	5,000	5	—	—	(5)	—	—	—
Discount accretion on preferred stock	—	—	155	—	—	(155)	—	—
Stock option compensation:
stock options	—	—	—	—	19	—	—	19
Preferred stock dividends	—	—	—	—	—	(616)	—	(616)
Other comprehensive income	—	—	—	—	—	—	353	353

BALANCE, MARCH 31, 2010	16,134,640	16,135	46,307	3,581	114,588	(30,937)	3,262	152,936

BALANCE, DECEMBER 31, 2010	16,147,640	16,148	46,770	3,581	114,649	(34,273)	582	147,457

Net loss	—	—	—	—	—	(786)	—	(786)
Restricted stock issued	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	155	—	—	(155)	—	—
Stock option compensation:
stock options	—	—	—	—	19	—	—	19
restricted stock	—	—	—	—	17	—	—	17
Preferred stock dividends	—	—	—	—	—	(616)	—	(616)
Other comprehensive income	—	—	—	—	—	—	417	417

BALANCE, MARCH 31, 2011	16,292,640	$16,293	$46,925	$3,581	$114,540	$(35,830)	$999	$146,508

See notes to consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(786)	$914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investment securities	1,251	192
Provision for loan losses	4,867	4,384
Net gain on sales of mortgage loans	(1,899)	(1,334)
Other than temporary impairment of investments	20	205
Increase in cash surrender value of life insurance	(163)	(207)
Depreciation and amortization	730	766
Loss on sale of premises and equipment	4	8
Net loss on sale of foreclosed real estate	173	796
Gain on sale of available-for-sale securities	(93)	(44)
Amortization of core deposit intangible	305	334
Deferred tax provision	8,614	4,537
Stock based compensation expense	36	20
Originations of mortgage loans held-for-sale	(183,147)	(171,956)
Proceeds from sales of mortgage loans	202,585	198,698
Decrease in capital lease obligations	9	8
(Increase) decrease in accrued interest receivable	432	(83)
Increase in other assets	(7,834)	(1,605)
Increase (decrease) in accrued interest payable	(491)	422
Decrease in other liabilities	(355)	(2,046)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,258	34,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(19,443)	—
Proceeds from sales of available-for-sale securities	4,562	154
Proceeds from maturities of available-for-sale securities	10,953	10,916
Net decrease in loans	36,624	7,923
Purchases of premises and equipment	(1,009)	(1,208)
Proceeds from the sale of foreclosed real estate	2,398	1,776

NET CASH PROVIDED BY INVESTING ACTIVITIES	34,085	19,561

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	$48,296	$13,103
Net increase (decrease) in time certificates	(108,897)	74,210
Net increase (decrease) in borrowed funds	(7,316)	3,133
Dividends paid	(616)	(616)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(68,533)	89,830

See notes to consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(10,190)	143,400
CASH AND CASH EQUIVALENTS:
Beginning of year	229,780	92,337

End of year	$219,590	$235,737

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$8,496	$7,863

Cash paid for income taxes	$26	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$4,449	$4,884

Unrealized gain on investment securities available for sale, net of tax effect	$417	$353

See notes to consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011. Operating results, for the three months ended March 31, 2011, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.
2. New Accounting Standards
Recently Adopted Accounting Standards
In January 2011, the FASB issued guidance on the “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of this guidance require the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses. The amendments in this guidance defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s statements of income and condition.
In April 2011, the FASB issued additional guidance regarding “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the standard also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by previously released standards. The provisions of this guidance are effective for the Company’s reporting period ending September 30, 2011. The adoption of the standard is not expected to have a material impact on the Company’s statements of income and condition, however, this guidance could result in an increase in troubled debt restructured loans. Management is still evaluating the impact of this standard.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

3. Stock-based Compensation
During the three months ended March 31, 2011 and 2010, 13,900 and 21,200 options were vested, respectively. At March 31, 2011, there were 40,000 options unvested and no shares available for future grants of options other than shares available under the Omnibus Plan.
During the first quarter of 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. As of March 31, 2011, 1,666 shares of restricted stock are vested and 161,334 shares are nonvested. During the first quarter of 2010, there were 5,000 shares of restricted stock granted at a fair value of $3.71 per share. There were no vested shares of restricted stock outstanding as of March 31, 2010.
The compensation expense related to options and restricted shares was $36,648 for the three-month period ending March 31, 2011 and $19,750 for the three-month period ending March 31, 2010. As of March 31, 2011, there was $499,034 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.6 years.
There were no stock options granted or exercised during the three months ended March 31, 2011 and 2010.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

4. Investment Securities
Investment securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
After 1 but within 5 years	$24,294	$3	$35	$24,262

	24,294	3	35	24,262

Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	881	29	—	910
After 5 but within 10 years	9,270	728	—	9,998
After 10 years	37,697	919	480	38,136

	47,848	1,676	480	49,044

Collateralized mortgage obligations due:
After 5 but within 10 years	19,431	163	80	19,514
After 10 years	138,247	590	1,019	137,818

	157,678	753	1,099	157,332

Private label collateralized mortgage obligations due:
After 5 but within 10 years	393	14	—	407
After 10 years	1,293	—	39	1,254

	1,686	14	39	1,661

State and municipal securities due:
Within 1 year	1,942	6		1,948
After 1 but within 5 years	8,060	265	46	8,279
After 5 but within 10 years	20,682	597	108	21,171
After 10 years	36,633	602	543	36,692

	67,317	1,470	697	68,090

Common and preferred stocks:	1,113	58	31	1,140

	1,113	58	31	1,140

Total available-for-sale securities	$299,936	$3,974	$2,381	$301,529

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

	December 31, 2010
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
After 1 but within 5 years	$14,547	6	3	14,550

	14,547	6	3	14,550

Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	1,040	36	—	1,076
After 5 but within 10 years	7,839	602	—	8,441
After 10 years	41,863	1,132	437	42,558

	50,742	1,770	437	52,075

Collateralized mortgage obligations due:
After 5 but within 10 years	16,063	165	57	16,171
After 10 years	140,021	672	938	139,755

	156,084	837	995	155,926

Private label collateralized mortgage obligations due:
After 5 but within 10 years	406	17	—	423
After 10 years	1,430	—	148	1,282

	1,836	17	148	1,705

State and municipal securities due:
Within 1 year	2,476	18	—	2,494
After 1 but within 5 years	10,680	327	53	10,954
After 5 but within 10 years	21,348	413	236	21,525
After 10 years	38,260	295	906	37,649

	72,764	1,053	1,195	72,622

Common and preferred stocks:	1,113	36	25	1,124

	1,113	36	25	1,124

Total available-for-sale securities	$297,086	$3,719	$2,803	$298,002

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At March 31, 2011, $49.0 million of the Bank’s mortgage-backed securities were pass-through securities and $159.0 million were collateralized mortgage obligations. At December 31, 2010, $52.1 million of the Bank’s mortgage-backed securities were pass-through securities and $157.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Gross realized gains on the sale of available for sale securities for the three months ended March 31, 2011 were $173,237. There were no gross realized losses on the sale of available for sale securities for the three months ended March 31, 2011. Gross realized gains on sale of available for sale securities for the three months ended March 31, 2010 were $43,999.
Investment securities with carrying values of approximately $110,919,918 and $111,803,619 at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. Securities that have been in a loss position for twelve months or more at March 31, 2011 include one mortgage-backed security, one municipal security and one private label collateralized mortgage obligation. The key factors considered in evaluating the mortgage-backed securities, private label collateralized mortgage obligations, and municipal securities were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2010 include one mortgage-backed security, one municipal security and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost bases. For the quarter ended March 31, 2010, there were no securities available-for-sale deemed to be OTTI.
If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2011	Fair value	losses	Fair value	losses	Fair value	losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. Government agencies	$14,281	$35	$—	$—	$14,281	$35
Government sponsored agencies:
Mortgage-backed securities	18,053	478	135	2	18,188	480
Collateralized mortgage obligations	66,905	1,099			66,905	1,099
Private label collateralized mortgage obligations	—	—	1,254	39	1,254	39
State and municipal securities	21,988	684	285	13	22,273	697
Common and preferred stocks	73	31	—	—	73	31

Total temporarily impaired securities	$121,300	$2,327	$1,674	$54	$122,974	$2,381

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair value	losses	Fair value	losses	Fair value	losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,569	$3	$—	$—	$4,569	$3
Government sponsored agencies:
Residential mortgage-backed securities	21,637	435	136	2	21,773	437
Collateralized mortgage obligation	76,925	995	—	—	76,925	995
Private label collateralized mortgage obligations	—	—	1,283	148	1,283	148
State and municipal securities	31,775	1,174	276	21	32,051	1,195
Common and preferred stocks, and other	79	25	—	—	79	25

Total temporarily impaired securities	$134,985	$2,632	$1,695	$171	$136,680	$2,803

The aggregate cost of the Company’s cost method investments totaled $10,819,368 at March 31, 2011 and $12,463,510 at December 31, 2010. Cost method investments at March 31, 2011 include $9,416,400 in FHLB stock and $1,402,968 of investments in various trust and financial companies, which are included in other assets. All equity investments were evaluated for impairment at March 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions. The Company’s investment in a local community bank was considered to be other than temporarily impaired and $20,000 was charged off in the first quarter 2011. The Company’s investments in a financial services company and local community bank were considered to be other than temporarily impaired and $203,622 was charged off in the first quarter of 2010. In addition to the impairment charges recorded for the quarter ended March 31, 2011, the Company sold one of its investments in a financial services company for a loss of $79,910.
5. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2011, the Company had commitments outstanding of $279.5 million for additional loan amounts. Commitments of Sidus, the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $8.4 million were outstanding under standby letters of credit. Reserves on unfunded commitments are discussed further in Note 9.
At March 31, 2011, Sidus had $114.9 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $146.9 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 8 for additional disclosures on these derivative financial instruments.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

6. Earnings Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the quarter ended March 31, 2011 excludes 161,334 shares of unvested restricted stock. Weighted average shares outstanding for the quarter ended March 31, 2010 excludes 5,000 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic EPS denominator:
Weighted average number of common shares outstanding	16,130,529	16,129,640
Dilutive effect arising from assumed exercise of stock options	—	—

Diluted EPS denominator	16,130,529	16,129,640
For the three months ended March 31, 2011 and 2010, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter ended March 31, 2011, there were 420,729 stock options outstanding to purchase shares of the Company’s common stock not considered dilutive at a price range of $3.84 to $19.07 per share. During the quarter ended March 31, 2010, there were 578,962 stock options outstanding to purchase shares of the Company’s common stock not considered dilutive at a price range of $3.84 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months ended March 31, 2011 due to the Company’s loss position for those periods.
7. Shareholders’ Equity
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At March 31, 2011 and 2010, there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. The Company may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. If the Company defers dividend payments on the Series T and Series T-ACB Preferred Stock and defer interest payments on its trust preferred securities, the Company will be prohibited from paying any dividends on its common stock until all deferred payments have been made in full.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”). Under the 2007 plan, the Company repurchased a total of 71,281 common shares at an average price of $17.10 per share during 2007. There are 28,719 common shares available to purchase under the 2007
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

plan at March 31, 2011. The Company did not repurchase any common shares during the first three months of 2011 or 2010. The Company will be subject to restrictions on share repurchases for so long as it remains a participant in the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program. Generally, the Company must obtain Treasury’s consent for any repurchases that would be made prior to July 24, 2012 (the third anniversary of the second of the Company’s two issuances of securities under this program), and the Company will be prohibited from making any repurchases at any time that it is delinquent in making dividend payments on the Treasury preferred stock.
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
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each have a notional amount of $2.1 million, representing the amount of outstanding fixed-rate receivables and obligations outstanding at March 31, 2011, and are included in other assets and other liabilities at their fair value of $133,000. The Company had a gain of $26,260 on the interest rate swap asset and a loss of $26,260 on the interest rate swap liability for the three months ended March 31, 2011. The interest rate swaps had a notional amount of $2.1 million outstanding as of December 31, 2010. There were no interest rate swap agreements outstanding as of March 31, 2010. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
The Company is exposed to certain risks relating to its ongoing mortgage origination business. Sidus, the Bank’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments is based on the value that can be generated when the underlying loan is sold on the secondary market and is included on the balance sheet in other assets and on the income statement in income from loans. The fair value of the Company’s forward sales commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the balance sheet in other assets or other liabilities and on the income statement in income from loans.
At March 31, 2011, Sidus had $114.9 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $146.9 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of the interest rate lock commitments recorded in assets was $337,000 at March 31, 2011. The fair value of forward sales commitments recorded in other assets was $215,000 at March 31, 2011. Recognition of gains (losses) related to the change in fair value of the interest rate lock commitments and forward sales commitments were $51,523 and $286,430 respectively, for the quarter ended March 31, 2011, and are included in mortgage banking income within
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

noninterest income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $82,559 and $6,711, respectively, for the quarter ended March 31, 2010, and are included in other income. At December 31, 2010, Sidus had $119.2 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $167.6 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $104,810. The fair value of the forward sales commitments recorded in other assets was $161,071.
9. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.
The following table presents loans at March 31, 2011 and December 31, 2010 by class:

	March 31,	December 31,
	2011	2010
	(in thousands)
Construction and land development	$261,083	$300,877
Commercial real estate:
Owner occupied	359,720	309,198
Non-owner occupied	256,933	312,231
Residential mortgages:
1-4 family	181,057	174,536
Multifamily	30,004	29,268
Home equity lines of credit	207,308	209,319
Commercial	191,481	199,696
Consumer and other	64,639	65,003

Total	1,552,225	1,600,128
Less: Net deferred loan origination fees	482	411
Allowance for loan losses	(35,860)	(37,752)

Loans, net	$1,516,847	$1,562,787

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $616.7 million and $621.4 million at March 31, 2011 and December 31, 2010, respectively. This lending has involved loans secured by owner occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $261.1 million and $300.9 million at March 31, 2011 and December 31, 2010, respectively. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $181.1 million and $174.5 million at March 31, 2011 and December 31, 2010, respectively. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas.
Commercial Loans. At March 31, 2011 and December 31, 2010, the Bank’s commercial loan portfolio totaled $191.5 million and $199.7 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $64.6 million and $65.0 million at March 31, 2011 and December 31, 2010, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
“4” — Satisfactory – Merits Attention- These credit facilities have potential developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank’s debt in the future.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

The following is a summary of credit quality indicators by class at March 31, 2011 and December 31, 2010:
Real Estate Credit Exposure as of March 31, 2011

		Commercial Real Estate
		Non-owner	Owner
	Construction	occupied	occupied	1-4 Family	Multifamily	Home Equity
High Quality	$—	$—	$130	$437	$—	$147
Good Quality	597	143	1,468	1,864	—	8,038
Satisfactory	36,770	59,710	117,640	96,792	7,851	131,098
Merits Attention	114,839	145,438	184,687	59,280	20,071	56,798
Special Mention	47,958	27,773	28,144	8,316	441	4,752
Substandard	27,163	11,721	10,152	5,678	586	2,924
Doubtful	33,756	12,148	17,499	8,690	1,055	3,551
Loss	—	—	—	—	—	—

	$261,083	$256,933	$359,720	$181,057	$30,004	$207,308

Other Credit Exposures as of March 31, 2011

		Consumer
	Commercial	and other
High Quality	$3,800	$2,765
Good Quality	6,741	1,594
Satisfactory	62,492	32,578
Merits Attention	79,361	25,260
Special Mention	22,369	1,247
Substandard	7,464	519
Doubtful	9,254	676
Loss	—	—

	$191,481	$64,639

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Real Estate Credit Exposure as of December 31, 2010

		Commercial Real Estate
		Non-owner	Owner
	Construction	occupied	occupied	1-4 Family	Multifamily	Home Equity
High Quality	$—	$—	$132	$440	$—	$153
Good Quality	612	195	1,535	1,924	—	8,465
Satisfactory	53,704	73,825	98,531	95,541	7,964	132,155
Merits Attention	124,699	163,648	150,494	55,300	19,922	57,513
Special Mention	49,369	37,018	27,478	6,966	90	4,938
Substandard	37,798	24,219	15,132	7,117	311	3,012
Doubtful	34,695	13,326	15,896	7,248	981	3,083
Loss	—	—	—	—	—	—

	$300,877	$312,231	$309,198	$174,536	$29,268	$209,319

Other Credit Exposures as of December 31, 2010

		Consumer
	Commercial	and other
High Quality	$5,005	$1,952
Good Quality	6,620	1,589
Satisfactory	63,472	34,841
Merits Attention	78,188	24,424
Special Mention	31,311	1,224
Substandard	6,391	311
Doubtful	8,709	662
Loss	—	—

	$199,696	$65,003

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of March 31, 2011 and December 31, 2010.
Nonperforming loans as of March 31, 2011 totaled $71.4 million or 4.50% of total loans compared with $65.4 million or 3.96% as of December 31, 2010. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our collection department. The total number of loans on nonaccrual status has increased from 490 to 526 since December 31, 2010. The increase in nonperforming loans from December 31, 2010 to March 31, 2011 is related primarily to continued deterioration in the Bank’s real estate portfolios, including commercial real estate and construction loans.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

For the quarter ended March 31, 2011, the Company recognized interest income on nonaccrual loans of approximately $640,000, as interest is received on performing troubled debt restructured loans. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $1.8 million for the quarter ended March 31 2011.
The following is a breakdown of nonaccrual loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$28,001	$25,833
Commercial Real Estate:
Non-owner occupied	11,013	10,767
Owner occupied	14,738	12,829
Mortgages:
1-4 Family first lien	8,627	7,889
Multifamily	1,040	967
Home Equity lines of credit	3,537	3,068
Commercial	3,821	3,420
Consumer and other	591	627

Total	$71,368	$65,400

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank’s age analysis of past due loans:

	30-59 Days	60-89 Days	Greater Than	Total Past
	Past Due	Past Due	90 Days	Due	Current	Total Loans
			(in Thousands)
March 31, 2011
Construction	$6,160	$4,128	$11,426	$21,714	$239,369	$261,083
Commercial real estate:
Non-owner occupied	2,693	497	3,049	6,239	250,694	256,933
Owner occupied commercial	4,703	1,408	5,448	11,559	348,161	359,720
Commercial	2,688	728	500	3,916	187,565	191,481
Mortgages:
Secured 1-4 family- first lien	3,519	2,060	5,154	10,733	170,324	181,057
Multifamily	31	17	216	264	29,740	30,004
Open ended secured 1-4 family	172	581	1,930	2,683	204,625	207,308
Consumer and other	487	49	183	719	63,920	64,639

Total	$20,453	$9,468	$27,906	$57,827	$1,494,398	$1,552,225

		(in Thousands)
December 31, 2010
Construction	$5,747	$3,951	$11,542	$21,240	$279,637	$300,877
Commercial real estate:
Non-owner occupied	1,616	722	530	2,868	309,363	312,231
Owner occupied commercial	5,814	1,635	5,464	12,913	296,285	309,198
Commercial	1,086	949	241	2,276	197,419	199,695
Mortgages:
Secured 1-4 family- first lien	3,457	1,988	5,643	11,088	163,448	174,536
Multifamily	845	150	40	1,035	28,233	29,268
Open ended secured 1-4 family	2,388	211	2,045	4,644	204,675	209,319
Consumer and other	669	285	232	1,186	63,817	65,003

Total	$21,622	$9,891	$25,737	$57,250	$1,542,877	$1,600,127

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
Impaired loans typically include nonaccrual loans, loans over 90 days past due still accruing, troubled debt restructured loans and other potential problem loans considered impaired based on other underlying factors. Troubled debt restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on troubled debt restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur and a sustained payment performance period is obtained. Due to the borrowers’ inability to make the payments required under the original loan terms, the Bank modified the terms by granting a longer amortized repayment structure or reduced interest rates. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which we have
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or troubled debt restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. Impaired loans under $250,000 are typically not individually evaluated for impairment.
The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
March 31, 2011
Impaired loans without a related allowance for loan losses
Construction	$24,272	$36,984	$—	$21,767	$143
Commercial real estate:
Non-owner occupied commercial real estate	6,919	9,021	—	6,104	38
Owner occupied commercial real estate	10,659	12,666	—	10,850	142
Commercial	1,838	2,473	—	1,957	25
Mortgages:
Secured 1-4 family real estate	2,339	2,771	—	2,560	16
Multifamily	300	308	—	305	3
Open ended secured 1-4 family	853	864	—	928	4
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$7,364	$8,728	$1,052	$9,955	$96
Commercial real estate:
Non-owner occupied commercial real estate	3,914	3,928	657	5,851	40
Owner occupied commercial real estate	6,425	6,458	1,652	5,417	53
Commercial	6,299	6,299	2,003	5,593	42
Mortgages:
Secured 1-4 family real estate	2,990	3,040	850	2,226	20
Multifamily	450	466	63	459	9
Open ended secured 1-4 family	569	572	159	785	3
Consumer and other	125	132	26	132	6
Total impaired loans
Construction	$31,636	$45,712	$1,052	$31,722	$239
Commercial real estate:
Non-owner occupied commercial real estate	10,833	12,949	657	11,955	78
Owner occupied commercial real estate	17,084	19,124	1,652	16,267	195
Commercial	8,137	8,772	2,003	7,550	67
Mortgages:
Secured 1-4 family real estate	5,329	5,811	850	4,786	36
Multifamily	750	774	63	764	12
Open ended secured 1-4 family	1,422	1,436	159	1,713	7
Consumer and other	125	132	26	132	6

Total impaired loans individually reviewed for impairment	$75,316	$94,710	$6,462	$74,889	$640

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2010
Impaired loans without a related allowance for loan losses
Construction	$21,677	$32,573	$—	$11,427	$230
Commercial real estate:
Non-owner occupied commercial real estate	5,732	6,660	—	2,380	99
Owner occupied commercial real estate	11,573	13,892	—	5,109	207
Commercial	1,998	2,630	—	1,226	45
Mortgages:
Secured 1-4 family real estate	3,122	4,056	—	1,427	64
Multifamily	310	315	—	192	13
Open ended secured 1-4 family	953	961	—	294	12
Consumer and other	—	—	—	72	5
Impaired loans with a related allowance for loan losses
Construction	$11,116	$12,845	$2,141	$16,379	$263
Commercial real estate:
Non-owner occupied commercial real estate	6,484	6,861	1,096	5,758	141
Owner occupied commercial real estate	5,077	5,104	860	4,416	134
Commercial	5,435	5,435	1,318	4,266	101
Mortgages:
Secured 1-4 family real estate	2,133	2,225	343	3,270	57
Multifamily	469	476	82	159	9
Open ended secured 1-4 family	898	898	439	780	14
Consumer and other	134	135	35	73	3
Total impaired loans
Construction	$32,793	$45,418	$2,141	$27,806	$493
Commercial real estate:
Non-owner occupied commercial real estate	12,216	13,521	1,096	8,138	240
Owner occupied commercial real estate	16,650	18,996	860	9,525	341
Commercial	7,433	8,065	1,318	5,492	146
Mortgages:
Secured 1-4 family real estate	5,255	6,281	343	4,697	121
Multifamily	779	791	82	351	22
Open ended secured 1-4 family	1,851	1,859	439	1,074	26
Consumer and other	134	135	35	145	8

Total impaired loans individually reviewed for impairment	$77,111	$95,066	$6,314	$57,228	$1,397

Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $93,000 and $47,000 as of March 31, 2011 and December 31, 2010, respectively. The following table presents information regarding the change in all purchased impaired loans from the Company’s acquisition of American Community on April 17, 2009 through March 31, 2011.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

	Contractual
	Principal	Nonaccretable	Carrying
	Receivable	Difference	Amount
		(in thousands)
Balance at December 31, 2009	$5,388	$497	$4,891
Change due to payoff received	(210)	—	(210)
Transfer to foreclosed real estate	(9)	(159)	150
Change due to charge-offs	(249)	(246)	(3)

Balance at March 31, 2010	$4,920	$92	$4,828

Balance at December 31, 2010	$1,655	$72	$1,583
Change due to payoff received	(6)	—	(6)

Balance at March 31, 2011	$1,649	$72	$1,577

At March 31, 2011, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1.6 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.
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
The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $4.9 million for the quarter ended March 31, 2011 as compared to $4.4 million for the quarter ended March 31, 2010. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.
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
The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at March 31, 2011 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values. The real estate
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

characteristics component includes trends in real estate concentrations and in exceptions to FDIC guidelines for loan-to-value ratios.
The following table presents changes in the allowance for loan losses for the quarters ended March 31, 2011 and March 31, 2010:

	December 31,
	2010	Charge-offs	Recoveries	Provision	March 31, 2011
	(Amounts in thousands)
Construction	$12,014	$3,778	$73	$1,283	$9,592
Commercial real estate:
Non owner occupied	7,150	977	—	(904)	5,269
Owner occupied	5,958	739	76	1,939	7,234
Commercial	4,335	218	68	754	4,939
Mortgages:
Secured 1-4 family- first lien	3,706	541	30	1,128	4,323
Multifamily	424	12	—	74	486
Open ended secured 1-4 family	3,298	532	39	339	3,144
Consumer and other	867	284	36	254	873

	$37,752	$7,081	$322	$4,867	$35,860

			Reserves for
	Reserves for		loans
	loans	Loans	collectively	Loans
	individually	individually	evaluated	collectively
	evaluated for	evaluated for	for	evaluated for
	impairment	impairment	impairment	impairment
	(Amounts in thousands)
As of March 31, 2011
Construction	$1,052	$31,636	$8,540	$229,447
Commercial real estate:
Non owner occupied	657	10,833	4,612	246,100
Owner occupied	1,652	17,084	5,582	342,636
Commercial	2,003	8,137	2,936	183,344
Mortgages:
Secured 1-4 family- first lien	850	5,329	3,473	175,728
Multifamily	63	750	423	29,254
Open ended secured 1-4 family	159	1,422	2,985	205,886
Consumer and other	26	125	847	64,514

	$6,462	$75,316	$29,398	$1,476,909

During the first quarter of 2011, the Company underwent a review of loan classifications within the portfolio and noted approximately $40.9 million in reclassifications between non-owner occupied and owner occupied commercial real estate. As a result, allowances for loan losses in those categories were impacted.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

			Reserves for
	Reserves for		loans
	loans	Loans	collectively	Loans
	individually	individually	evaluated	collectively
	evaluated for	evaluated for	for	evaluated for
	impairment	impairment	impairment	impairment
As of December 31, 2010		(Amounts in thousands)
Construction	$2,141	$32,793	$9,873	$268,084
Commercial real estate:
Non owner occupied	1,096	12,216	6,054	300,015
Owner occupied	860	16,650	5,098	292,548
Commercial	1,318	7,433	3,016	192,262
Mortgages:
Secured 1-4 family- first lien	343	5,255	3,363	169,281
Multifamily	82	779	342	28,489
Open ended secured 1-4 family	439	1,851	2,859	207,468
Consumer and other	35	134	832	64,869

	$6,314	$77,111	$31,437	$1,523,016

	December 31,
	2009	Charge-offs	Recoveries	Provision	March 31, 2010
	(Amounts in thousands)
Construction	$19,978	$4,329	$33	$1,515	$17,197
Commercial real estate:
Non owner occupied	9,756	1,094	0	(433)	8,229
Owner occupied	6,423	447	186	594	6,756
Commercial	3,299	681	192	2,157	4,967
Mortgages:
Secured 1-4 family- first lien	3,926	840	35	193	3,314
Multifamily	493	—	0	(82)	411
Open ended secured 1-4 family	3,401	572	10	394	3,233
Consumer and other	1,349	204	100	46	1,291

	$48,625	$8,167	$556	$4,384	$45,398

The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.
The Company’s loan charge-off policy for all loan classes is to charge down loans to net realizable value once a portion of the loan is determined to be uncollectable, and the underlying collateral shortfall is assessed. Unsecured loans (primarily consumer loans) are charged off against the reserve once the loan becomes 90 days past due or it is determined that a portion of the loan is uncollectable. Secured loans (primarily construction, real estate, commercial
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

and other loans) are moved to non-accrual status when the loan becomes 90 days delinquent or a portion of the loan is determined to be uncollectable and supporting collateral is not considered to be sufficient to cover potential losses. Nonaccrual loans are reviewed at least quarterly to determine if all or a portion of the loan is uncollectable. Nonaccrual loans that are determined to be solely collateral dependent are promptly charged down to net realizable value upon determination that they are impaired.
In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $221,000 and $204,000 as of March 31, 2011 and December 31, 2010, respectively.
The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of March 31, 2011, the Company had reserves for mortgage loans sold of $1.7 million, and charges against reserves for the three months ended March 31, 2011 were $174,000. For the three months ended March 31, 2010 the Company recorded $240,000 in provision expense related to potential repurchase and warranties exposure on the $172 million in loan sales that occurred during that period. For the quarters ended March 31, 2011 and March 31, 2010, the Company did not repurchase any mortgage loans sold. As of December 31, 2010, the Company had reserves for mortgage loans sold of $2.0 million.
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
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended March 31, 2011. Valuation techniques are consistent with techniques used in prior periods.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Interest Rate Locks and Forward Loan Sale Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2011, the amount of fair value associated with these interest rate lock commitments and sale commitments was $337,453 and $214,858 respectively. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $104,810 and $161,071, respectively. Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end, typically month end. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, and changes in loan pricing between the commitment date and period end, typically month end. There have been no changes in valuation techniques for the quarter ended March 31, 2011. Valuation techniques are consistent with techniques used in prior periods.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
Balance, December 31, 2010 and 2009	$104,810	$(790,608)
Gains/losses included in other income	232,643	769,807
Transfer in and out	—	—

Balance, March 31, 2011 and 2010	$337,453	$(20,801)

Mortgage Servicing Rights
Mortgage servicing rights are recorded at fair value on a recurring basis. A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2011. Valuation techniques are consistent with techniques used in prior periods.
The following table presents a rollforward of mortgage servicing rights from December 31, 2010 to March 31, 2011 and December 31, 2009 to March 31, 2010 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
Balance, December 31, 2010 and 2009	$2,144,139	$1,917,941
Capitalized	135,147	100,731
Gains/losses included in other income	(59,575)	(77,736)

Balance, March 31, 2011 and 2010	$2,219,711	$1,940,936

Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value on a recurring basis. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held-for-sale as Level 2. At March 31, 2011 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, at quarter end the Company’s loans held-for-sale
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

were carried at cost. There have been no changes in valuation techniques for the quarter ended March 31, 2011. Valuation techniques are consistent with techniques used in prior periods.
Impaired Loans
The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, the majority of impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2011. Valuation techniques are consistent with techniques used in prior periods.
Interest Rate Swaps
Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following table presents a rollforward of interest rate swaps from December 31, 2010 to March 31, 2011 and shows that the interest rate swaps are classified as Level 3 as discussed above. There were no interest rate swaps outstanding during the quarter ended March 31, 2010.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(26)	(26)

Balance, March 31, 2011	$133	$133

Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO on a nonrecurring basis. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. The carrying value of OREO at March 31, 2011 is $27,460,571. At December 31, 2010 the carrying value of OREO was $25,582,234. There have been no changes in valuation techniques for the quarter ended March 31, 2011. Valuation techniques are consistent with techniques used in prior periods.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Assets (liabilities) subjected to recurring fair value adjustments:

March 31, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$24,262	$—	$24,262	$—
Government sponsored agencies:
Residential mortgage-backed securities	49,044	—	49,044	—
Collateralized mortgage obligations	157,332	—	157,332	—
Private label collateralized mortgage obligations	1,661	—	1,661	—
State and municipal securities	68,090	—	68,090	—
Common and preferred stocks	1,140	1,140	—	—
Interest rate swap agreements	133	—	—	133
Interest rate swap agreements	(133)	—	—	(133)
Interest rate lock commitments	337	—	—	337
Forward loan sale commitments	215	—	215	—
Mortgage servicing rights	2,220	—	—	2,220

December 31, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$14,550	$—	$14,550	$—
Government sponsored agencies:
Residential mortgage-backed securities	52,075	—	52,075	—
Collateralized mortgage obligations	155,926	—	155,926	—
Private label collateralized mortgage obligations	1,705	—	1,705	—
State and municipal securities	72,622	—	72,622	—
Common and preferred stocks	1,124	1,124	—	—
Interest rate swap agreements	159	—	—	159
Interest rate swap agreements	(159)	—	—	(159)
Interest rate lock commitments	105	—	—	105
Forward loan sale commitments	161	—	161	—
Mortgage servicing rights	2,144	—	—	2,144
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Assets subjected to nonrecurring fair value adjustments:

March 31, 2011 (Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$1,364	$—	$—	$1,364
Impaired loans:
Construction	6,312	—	—	6,312
Commercial real estate:
Non-owner occupied	3,257	—	—	3,257
Owner occupied	4,773	—	—	4,773
Commercial	4,296	—	—	4,296
Mortgages:
Secured 1-4 family real estate	2,140	—	—	2,140
Multifamily	387	—	—	387
Open ended secured 1-4 family	410	—	—	410
Consumer and other	99	—	—	99

December 31, 2010
Other real estate owned	$2,941	$—	$—	$2,941
Impaired loans:
Construction	8,975	—	—	8,975
Commercial real estate:
Non-owner occupied	5,388	—	—	5,388
Owner occupied	4,217	—	—	4,217
Commercial	4,117	—	—	4,117
Mortgages:
Secured 1-4 family real estate	1,790	—	—	1,790
Multifamily	387	—	—	387
Open ended secured 1-4 family	459	—	—	459
Consumer and other	99	—	—	99
In accordance with accounting for foreclosed property, other real estate owned with a carrying amounts of $1.5 million were written down to their fair value of $1.4 million for the quarter ended March 31, 2011, resulting in a loss of $104,000, which was included in earnings.
There were no transfers between valuation levels for any assets during the quarter ended March 31, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

11. Financial Instruments
The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
		(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$219,590	$219,590	$229,780	$229,780
Investment securities	301,529	301,529	298,002	298,002
Loans and loans held-for-sale, net	1,549,727	1,476,927	1,613,206	1,541,071
Accrued interest receivable	7,515	7,515	7,947	7,947
Federal Home Loan Bank stock	9,416	9,416	9,416	9,416
Investment in Bank owned life insurance	25,441	25,441	25,278	25,278
Interest rate swap agreements	133	133	159	159
Interest rate lock commitments	337	337	105	105
Forward sales commitments	215	215	161	161
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	854,248	854,248	805,951	805,951
Time deposits	1,105,558	1,116,611	1,214,455	1,227,628
Borrowed funds	109,452	110,314	116,768	117,741
Accrued interest payable	2,811	2,811	3,302	3,302
Interest rate swap agreements	133	133	159	159
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
The investment in bank-owned life insurance represents the cash value of the policies at March 31, 2011 and December 31, 2010. The rates are adjusted annually thereby minimizing market fluctuations. The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2011 and December 31, 2010, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
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
We evaluate goodwill on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. During the quarter ended March 31, 2011, there were no events or circumstances that indicated possible impairment and no additional testing was performed.
13. Subsequent Events
On April 28, 2011, the Company announced the private placement of up to 3,258,000 shares of common stock (the “Private Placement”) to accredited investors, including certain of our officers and directors, for total cash proceeds of approximately $6.4 million on May 6, 2011. The purchase price per share for investors is at a 10% discount to the weighted average closing sale price of our common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the Private Placement. Proceeds received from the Private Placement are expected to be kept at the holding company level in order to pay interest on trust preferred securities, to pay dividends on Series T and Series T-ACB Preferred Stock, which were issued and sold to the U.S. Treasury pursuant to the Capital Purchase Program, and for other general corporate purposes.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

14. Business Segment Information
The Company has two reportable segments, including the Bank and Sidus, a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers throughout the Southeast and MidAtlantic regions. The following table details the results of operations for the first three months of 2011 and 2010 for the Bank and for Sidus.

	Bank	Sidus	Other	Total
		(Amounts in thousands)
For Three Months Ended March 31, 2011
Interest income	$23,197	$381	$—	$23,578
Interest expense	7,626	72	190	7,888

Net interest income	15,571	309	(190)	15,690

Provision for loan losses	4,849	18	—	4,867

Net interest income (loss) after provision for loan losses	10,722	291	(190)	10,823
Other income	2,968	1,899	(76)	4,791
Other expense	14,405	2,504	—	16,909

Income (loss) before income taxes (benefit)	(715)	(314)	(266)	(1,295)
Income taxes	(509)	—	—	(509)

Net income(loss)	$(206)	$(314)	$(266)	$(786)

Total assets	$2,203,545	$45,624	$(18,278)	$2,230,891
Net loans	1,516,847	—	—	1,516,847
Loans held for sale	675	32,205	—	32,880
Goodwill	—	4,944	—	4,944

For Three Months Ended March 31, 2010
Interest income	$24,439	$351	$—	$24,790
Interest expense	7,791	10	182	7,983

Net interest income	16,648	341	(182)	16,807
Provision for loan losses	4,384	—	—	4,384
Net interest income (loss) after provision for loan losses	12,264	341	(182)	12,423

Other income	2,634	1,335	(189)	3,780
Other expense	13,058	1,378	96	14,532

Income (loss) before income taxes (benefit)	1,840	298	(467)	1,671
Income taxes (benefit)	757	—	—	757

Net income(loss)	$1,083	$298	$(467)	$914

Total assets
Net loans	$2,176,939	$33,882	$(7,709)	$2,203,112
Loans held for sale	1,610,632	—	—	1,610,632
Goodwill	768	23,540	—	24,308
	—	4,944	—	4,944

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($16,549,066 in 2011 and $6,853,856 in 2010), the Bank’s Investment in Sidus ($3,000,000 in 2011 and 2010), and the Bank’s A/R from Sidus ($15,055 in 2011 and $71,632 in 2010). Also included in this column are Holding Company assets ($1,285,967 in 2011 and $2,216,809 in 2010) and Holding Company income and expenses.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) and the following:
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
These risks are exacerbated by the recent developments in national and international financial markets over the past several years, and we are unable to predict what effect these uncertain market conditions will have on us. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations.
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
Overview
The following discussion describes our results of operations for the three-month periods ended March 31, 2011 and 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
Changes in Financial Position
Total assets at March 31, 2011 were $2,230.9 million, a decrease of $69.7 million, or 3.0%, compared to assets of $2,300.6 million at December 31, 2010. The loan portfolio, net of allowance for losses, was $1,516.8 million compared to $1,562.8 million at December 31, 2010. Gross loans held-for-investment decreased by $47.8 million, or 3.0%. The allowance for loan losses decreased $1.9 million driven primarily by decreases in classified loans for the three months ended March 31, 2011. Total watch list and substandard loans decreased $40.5 million as compared to December 31, 2010. Offsetting the decreases in criticized loans and decreases in loan balances were increases in other qualitative factors impacted by increased past dues and nonaccruals. See Note 9 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.
Mortgage loans held-for-sale decreased by $17.5 million, or 34.8%, from December 31, 2010 to March 31, 2011 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. The timing of the loans closed within each month allowed the Bank to sell more of its outstanding loans at March 31, 2011 than at December 31, 2010. Mortgage loans closed in the first three months of 2011 ranged from a low of $41.0 million in February to a high of $79.8 million in January and totaled $183.1 million. Mortgage loans closed during the three months ended March 31, 2010 totaled $145.7 million.
The securities portfolio increased from $298.0 million at December 31, 2010, to $301.5 million at March 31, 2011, an increase of $3.5 million. The portfolio is comprised of securities of U.S. government agencies (8.0%), mortgage-backed securities (69.0%), state and municipal securities (22.6%), and publicly traded common and preferred stocks (0.4%). Temporary investments, including federal funds sold, increased from approximately $31,000 at December 31, 2010 to $50,000 at March 31, 2011.
Other assets decreased $1.1 million due largely to a decrease in prepaid expenses. OREO increased $1.9 million due to foreclosures in the amount of $4.4 million less dispositions of $2.5 million and losses of $183,000 during the quarter.
Deposits decreased $60.6 million, or 3.0%, comparing March 31, 2011 to December 31, 2010. Overall, noninterest-bearing demand deposits increased $6.3 million, or 2.9%, NOW, savings, and money market accounts increased $42.0 million, or 7.1%, Certificates of deposit (“CODs”) over $100,000 decreased $34.3 million, or 7.2%, and other CODs decreased $74.6 million, or 10.1%. The Bank had advertised several promotional rates for certificates of deposits in the prior year which are now beginning to mature thus leading to a runoff in certificates of deposits in the current quarter.
Borrowed funds decreased $7.3 million or 6.3% comparing March 31, 2011 to December 31, 2010. Repurchase agreements remained relatively stable, while advances from FHLB and overnight borrowings decreased $7.0 million. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $68.1 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.
Other liabilities and accrued interest payable combined decreased by $829,000, or 6.1%, from December 31, 2010 to March 31, 2011. Decreases in miscellaneous accruals of $650,000 and a decrease in accounts payable contributed to the decrease. At December 31 2010, miscellaneous accruals included accrued severance costs related to the earnings improvement initiative implemented in 2010. These accrued costs were paid out during the first quarter of 2011.
At March 31, 2011, total shareholders’ equity was $146.5 million, or a book value of $6.11 per common share, compared to $147.5 million, or a book value of $6.24 per common share, at December 31, 2010. The Company’s equity to assets ratio was 6.57% and 6.41%, at March 31, 2011 and December 31, 2010, respectively.
The following table sets forth the Company’s and the Bank’s various capital ratios as of March 31, 2011, and December 31, 2010. On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels. The Company and the Bank exceeded the minimum regulatory capital ratios as of March 31, 2011, as well as the ratios to be considered “well capitalized.”

	As of		As of
	March 31, 2011		December 31, 2010
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital ratio	10.6%	10.7%	10.6%	10.5%
Tier 1 risk-based capital ratio	9.4%	9.4%	9.4%	9.2%
Leverage ratio	7.1%	7.1%	7.2%	7.0%
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
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 23.1% at March 31, 2011 compared to 23.4% at December 31, 2010. Additional liquidity is provided by $133.3 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $189.5 million available for use as a source of collateral. At March 31, 2011, brokered deposits totaled $42.1 million, or 2.3% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at March 31, 2011.
The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At March 31, 2011, the balance of funds acquired through the One-Way Buy product totaled $23.9 million, compared to $50.6 million at December 31, 2010.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers’ interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At March 31, 2011, CDARS® reciprocal deposits totaled $20.2 million, compared to $20.2 million at December 31, 2010.
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
The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination. To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At March 31, 2011, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has currently fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, and decreasing the asset size of Bank.
Results of Operations
Net loss for the three-month period ended March 31, 2011 was $786,000 before preferred dividends, compared to a net income of $914,000 in the same period of 2010. Net loss available to common shareholders for the three-month period ended March 31, 2011 was $1.6 million. Basic and diluted losses per common share were $(0.10) for the three-month period ended March 31, 2011. Basic and diluted earnings per common share were $0.01 for the three month period ended March 31, 2010. On an annualized basis, first quarter results represent a loss on average assets of 0.28% at March 31, 2011 compared to a return on average assets of 0.03% at March 31, 2010, and a loss on average equity of 4.27% compared to return on average equity of 0.38% at March 31, 2010.
Net Interest Income
Net interest income, the largest contributor to earnings, decreased $1.1 million or 6.7% to $15.7 million in the first quarter of 2011, compared with $16.8 million in the same period of 2010. The decrease was due primarily to the accretion of fair market valuations of $976,000 recorded in connection with the American Community acquisition for the quarter ended March 31, 2010 as compared to $292,000 for the quarter ended March 31, 2011. The net interest margin decreased to 3.07% in the first three months of 2011 from 3.47% in the first three months of 2010. Excluding the accretion, net interest margin for the first three months of 2011 decreased to 3.01% as compared to 3.27% in the
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

first three months of 2010. The decrease in margin year over year was due to primarily to decreased yields on investment securities, as well as increased cash levels. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$9,769	$6	0.25%	$632	$—	0.25%
Interest-bearing deposits	207,707	115	0.22%	134,627	61	0.18%
Investment securities (1)	296,220	2,375	3.25%	180,026	2,018	4.55%
Total loans (1)(2)(6)	1,602,393	21,391	5.41%	1,683,199	23,002	5.54%

Total interest-earning assets	2,116,089	23,887	4.58%	1,998,484	25,081	5.09%

Non-earning assets	148,253			140,599

Total assets	$2,264,342			$2,139,083

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$550,688	1,176	0.87%	$387,493	790	0.83%
Savings	54,451	27	0.20%	53,662	33	0.25%
Time certificates	1,167,136	6,115	2.12%	1,199,571	6,592	2.23%

Total interest bearing deposits	1,772,275	7,318	1.67%	1,640,726	7,415	1.83%
Repurchase agreements sold	39,673	106	1.08%	47,402	132	1.13%
Borrowed funds (8)	71,393	464	2.64%	74,163	436	2.38%

Total interest-bearing liabilities	1,883,341	7,888	1.70%	1,762,291	7,983	1.84%

Non-interest bearing deposits	218,444			205,848
Stockholders’ equity	147,939			153,973
Other liabilities	14,618			16,971

Total average liabilities and stockholders’ equity	$2,264,342			$2,139,083

Net interest income (3) and interest rate spread (5)		$15,999	2.88%		$17,098	3.25%

Net interest margin (4)			3.07%			3.47%

(1)	Yields relate to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense used to fund tax-exempt assets.

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans includes $176,000 and $571,000 in accretion of fair market value adjustments related to recent mergers for the three months ended March 31, 2011 and 2010, respectively.

(7)	Interest expense on deposits includes $86,000 and $390,000 in accretion of fair market value adjustments related to recent mergers for the three months ended March 31, 2011 and 2010, respectively.

(8)	Interest expense on borrowings includes $30,000 and $15,000 in accretion of fair market value adjustments related to recent mergers for the three months ended March 31, 2011 and 2010, respectively
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
The allowance for loan losses was $35.9 million at March 31, 2011, or 2.31% of loans held-for-investment, as compared to $37.8 million, or 2.36% of loans held-for-investment, at December 31, 2010. Decreases in the allowance for loan losses were due to decreases in gross loans as well as a decrease in criticized loans not considered impaired. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures. Increases in non-performing loans partially offset these decreases as the weak economic environment continued to take a toll on numerous borrowers’ ability to pay as scheduled. This has resulted in increased loan delinquencies greater than 90 days past due, and in some cases impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.
The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $35.9 million in total allowance for loan losses at March 31, 2011, the specific allowance for impaired loans accounted for $6.5 million, up from $6.3 million at year end. The remaining general allowance, $29.4 million, was attributed to performing loans and was down from $31.5 million at year end. The decrease in the general allowance was driven primarily by a decrease in substandard and watch loans of $40.5 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements past dues and underlying credit exposures of previously classified loans. Also contributing to the decrease in the general allowance for loan losses was a 3.0% decrease in gross loans as of March 31, 2011 as compared to December 31, 2010. Offsetting the decreases in criticized loans and decreases in loan balances were increases in other qualitative factors including increasing past dues and nonaccruals.
Net loan charge offs (recoveries) were $6.8 million, or 1.71% (annualized), of average loans, for the three months ending March 31, 2011 compared to $7.6 million, or 1.83% (annualized), of average loans for the three months ending March 31, 2010. The decrease over last year was the result of some stabilization in the economy resulting in an increase in recoveries and decreased charge-offs in many categories. Net loan charge offs (recoveries) for the first quarter of 2011 decreased from the fourth quarter of 2010, when net loan charge offs (recoveries) were $13.3 million, or 3.08% (annualized).
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of March 31, 2011. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
Our real estate portfolio has approximately $261.1 million of construction loans, $616.7 million of commercial real estate loans, $176.6 million in first lien mortgage loans, $207.3 million in home equity lines of credit and $4.5 million in junior lien mortgage loans as of March 31, 2011. We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses. The majority of these borrowers are having financial difficulties. Normally, these loans are repaid with the proceeds from the sale of the developed property. We are also seeing declines in commercial real estate values and the greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Our analysis has resulted in significant charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $3.7 million and $1.6 million, respectively, for the quarter ended March 31, 2011.
As of March 31, 2011, $11.0 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies to identify and monitor all loans with interest reserves.
Nonperforming Assets
Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) increased from $91.0 million to $98.8 million and from 3.95% to 4.43% of total assets as of December 31, 2010 and March 31, 2011, respectively. Total OREO increased from approximately $25.6 million at December 31, 2010 to $27.5 million at March 31, 2011. Total nonaccrual loans increased from $65.4 million, or 3.96% of total loans, at December 31, 2010 to $71.4 million, or 4.50% of total loans, at March 31, 2011. The increases in nonaccrual loans, impaired loans, and OREO are the result of continued economic strain in our markets during the past three months. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $6.5 million, up slightly from $6.3 million at year end.
The increase in nonperforming loans from December 31, 2010 to March 31, 2011 is related primarily to continued deterioration in the Bank’s overall construction portfolio and the addition of troubled debt restructured loans which will remain on nonaccrual status until sufficient payment evidence is obtained. The total number of loans on nonaccrual has increased from 490 to 526 since December 31, 2010. The average nonaccrual loan balance is $131,000 and $136,000 as of December 31, 2010 and March 31, 2011, respectively. At March 31, 2011, 94% of the nonaccrual loans were secured by real estate.
The largest amount of nonaccrual loans for one customer totaled $3.6 million of land development loans which had previously been charged to fair market value and where zero reserve was specifically assigned to the loans. Nonaccrual loans also included three other large relationships each totaling $2.7 million, $2.3 million and $1.7 million, respectively. The first relationship is a commercial real estate loan with specific reserves of $555,000. The second relationship is a commercial real estate loan that was previously charged off to fair market value with zero specific
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

allowance, and the third relationship consists of residential construction loans with no specific allowances due to the fact that the value of collateral exceeds the current loan balances. These loans were placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and depressed future industry outlook.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $1.0 million, or 26.8%, comparing the first quarters of 2011 and 2010. An increase in the gain on sale of mortgages of $565,000 made up the majority of the increase. Other changes in noninterest income include the following:
•	Service charges on deposit accounts decreased $92,000, or 6.4%, as total NSF fees (a major component of service charges) decreased $117,000, or 11.8%, as new legislation regarding overdraft fees was implemented in the third quarter of 2010. Service charges on depository accounts, including NOW, savings, and money market account service charges increased 6.0%.

•	The increase in other service fees of $121,000 was due primarily to increases in commissions and fees on mutual funds and annuities of $224,000 from the previous year. These increases were offset by decreases in commissions and fees on mortgages originated of $99,000.

•	Net gain in the sale of mortgages increased approximately $565,000, or 42.4%, as total loans originated and sold increased during the quarter. Mortgage loans originated increased from $146 million in the first quarter of 2010 to $183 million in the first quarter of 2011.

•	Net gain on sale of investment securities also increased $49,000, or 111.4%, as the Company sold approximately $4.6 million in securities during the quarter.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 21.3% during the three month period ended March 31, 2011. As changes were made in the fourth quarter of 2010 to death benefits paid to beneficiaries, limiting it total death benefit proceeds less cash surrender value.

•	Mortgage banking income increased approximately $151,000 for the quarter due to an increase in the change in fair value of mortgage servicing rights (“MSR”) as compared to the first quarter of 2010 and an increase in the servicing fees received.

•	Other income increased by approximately $76,000, or 116.4%, for the quarter primarily due to a $29,000 increase in dividends received from the FHLB of Atlanta, as well as an increase in miscellaneous other income of $57,000.
Noninterest Expense
Total noninterest expenses were $16.9 million for the first quarter of 2011, compared to $14.5 million in the same period of 2010, an increase of $2.4 million, or 16.4%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended March 31, 2011 and 2010 was 0.75%, and 0.68%, respectively. Efficiency ratios for 2011 and 2010 were 79.86% and 68.00%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income.
•	Salaries and employee benefit expenses increased by $1.2 million, or 18.1%, primarily due to the fact that in the prior year the Company recorded an adjustment to previously accrued incentive expenses which decreased incentive expense by $588,000 in 2010. Other major components of salaries and employee
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

benefit expenses include the following: Salaries and wages (down $19,000), overtime wages (up $67,000), and commissions related primarily to mortgage lending activities (up $72,000). In the addition, employee group insurance expense increased by $73,000, payroll taxes by $97,000, and miscellaneous personnel expenses decreased $19,000. Salaries and benefit costs directly related to loan originations, which are expensed over the life of the loan, also decreased $211,000.

•	Occupancy and equipment expenses increased by $204,000, or 10.4%, due primarily to and increase of $104,000 in rental expense, as well as a $129,000 increase in equipment maintenance expenses. The increase in rental expense was due to normal increases in lease payments, as well as additional accrual of common area maintenance charges.

•	Printing and supplies decreased by $93,000, or 33.9%, comparing first quarter 2011 with first quarter 2010 due to timing of printing expenses which fluctuate based on advertising campaigns.

•	Data processing expense increased $60,000, or 19.2%, due primarily to timing and increase in activity as the result of a 8% increase in average deposits since the first quarter of 2010.

•	Communication expense decreased slightly by $14,000, or 3.1%.

•	FDIC assessment expenses increased $520,000, due to additional assessments imposed by the FDIC and an increase in deposits since March 31, 2010.

•	Net cost of other real estate owned decreased to $794,000 as compared to $1.1 million in the prior year due to a decrease in losses recognized on sale of foreclosed property as the Bank is able to more accurately value properties at foreclosure.

•	Other operating expenses (including attorney fees, accounting fees, loan collection fees and amortization of core deposit intangibles) increased approximately $807,000, or 27.6%. The largest increases were in the following categories: loan collection expense (up $161,000), net charge-offs and fraud expense (up $69,000) and outside professional and other service fees (up $221,000) and accounting fees (up $51,000). These increases were offset by decreases in travel expenses (down $33,000) and postage expense (down $25,000).
Income Tax Expense
Income tax benefit for the first quarter of 2011 was $509,000 compared to income tax expense of $757,000 in the first quarter of 2010, a decrease of 167.3%. The effective tax rate for the first quarter of 2011 was 39.3% compared to 45.3% for the same period of 2010. The decrease is attributable to a larger percentage of non-taxable income to net income (losses) during the quarter.
Our net deferred tax asset was $16.1 million and $15.6 million at March 31, 2011 and December 31, 2010, respectively. This increase is related to the elimination of certain temporary differences. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, etc. As of March 31, 2011, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future.
Management believes that the Bank’s strong history of earnings since the inception of the bank, and particularly over the past 10 years, shows the Company has been profitable historically. The Company has no history of expiration of
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

loss carryforwards, and improvements in both net interest margin and the stabilization of credit losses should enable the Company to see improved earnings over the next several years. During the first quarter of 2011, the Company has seen a significant decrease in classified loans, as well as improvements in past dues. Charge-offs have also decreased substantially as we continue to see improvements in our loan portfolio. In addition, management has enacted several cost cutting measures over the past few quarters which we believe should save the Company $3.0 million annually. We believe our forecasted earnings over the next three years provides positive evidence to support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance which is called the cumulative loss test. Negatively, in 2010 and 2011 we incurred a loss which did result in the failure of the cumulative loss test. As of March 31, 2011, the Company did not pass the cumulative loss test by $24.1 million; although, with the pre-tax impact of management’s considerations noted above, the Company feels confident that deferred tax assets are more likely than not to be realized. The 2011 deficit is reflected in the following table:
March 31, 2011 Cumulative Loss Test

	2008*	2009	2010	2011**	Total
Income (loss) before income taxes	$914	$(83,933)	$(1,401)	$(1,295)	$(85,715)
Goodwill impairment	—	61,566	—	—	61,566

	$914	$(22,367)	$(1,401)	$(1,295)	$(24,149)

*	2nd, 3rd and 4th quarter of 2008

**	First three months of 2011
The Company’s loss carryforwards for the tax period ending December 31, 2010 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009. The expiration of the loss carryforwards for the tax period ending December 31, 2010 are as follows:

		Tax Benefit
	Net Operating Loss	Recorded at
	Carryforward at	December 31,
	December 31, 2010	2010	Expiration
	(Amounts in thousands)
Cardinal State Bank acquisition	$2,424	$849	2029
American Community Bank acquisition	345	15	2030
Yadkin Valley Federal Tax	9,011	3,154	2031
Yadkin Valley State Tax	14,684	634	2031

Total Loss Carryforwards	$26,464	$4,652

Deferred tax assets of $23.5 million reduced by $7.4 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $16.1 million as of March 31, 2011. Deferred tax assets of $21.6 million as of December 31, 2010, reduced by $6.0 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $15.6 million. Management believes that it is more likely than not that the Company will return to profitability and generate taxable income in the near term sufficient to realize the remaining $16.1 million in deferred tax assets. However, if negative trends occur with credit quality and earnings, valuation allowances may be needed in future quarters.
The Company is not relying upon any tax planning strategies or offset of deferred tax liabilities due to the strength of the positive evidence in management’s evaluation of the Company’s outlook.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Part II. Other Information
Item 1. Legal Proceedings.
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 6, 2011, we completed a private placement of our common stock (the “Private Placement”) to a limited number of accredited investors (collectively, the “Purchasers”). We issued a total of 3,081,867 shares of our common stock for an aggregate cash consideration of $6.4 million. The purchase price per share was $2.25 for our directors and officers (which represented the closing price of our common stock on April 29, 2011), and $1.98 for other investors (which represented a 10% discount to the volume weighted average trading price of our common stock for the ten trading days preceding April 29, 2011). Each of the Purchasers executed subscription agreements, which were accepted by the Company on or prior to close. Due to the dual pricing of the Private Placement, we utilized two forms of Subscription Agreements, one for directors and officers and one for other investors.
Our shareholders will vote on a proposal to approve the Private Placement for purposes of the Nasdaq Listing Rule 5635(c) at the annual shareholder meeting to be held on June 23, 2011 so that the directors and officers can be treated equally with the other investors in the Private Placement. If our shareholders approve the proposal, we will issue an additional 148,330 shares to the directors and officers participating in the Private Placement so that in effect all Purchasers will have paid the same purchase price for the shares issued in the Private Placement.
We expect to use the net proceeds from the Private Placement to pay interest on our trust preferred securities, to pay dividends on our Series T and Series T-ACB Preferred Stock, which were issued and sold to the U.S. Treasury pursuant to the Capital Purchase Program, and for other general corporate purposes.
The Private Placement was conducted in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The offerings and sales were made to a limited number of accredited or sophisticated investors, and the investors had access to our SEC filings. The Shares may not be offered or sold in the United States absent registration or exemption from registration under the Securities Act and any applicable state securities laws.
Item 5. Other Information.
The information provided in Item 2 above is hereby incorporated by reference under this Item 5.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011

Signatures
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Valley Financial Corporation
BY:	/s/ Joseph H. Towell
Joseph H. Towell, President and Chief Executive Officer

BY:	/s/ Jan H. Hollar
Jan H. Hollar, Executive Vice President and Principal Financial Officer

May 6, 2011
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2011