Form 10-Q
period 2011-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2011-08-04
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Common shares outstanding as of August 4, 2011, par value $1.00 per share, were 19,526,188.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2011 and 2010

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets June 30, 2011 and December 31, 2010	2
Condensed Consolidated Statements of Income (Loss) Three and Six Months Ended June 30, 2011 and 2010	3
Condensed Consolidated Statements of Comprehensive Income (Loss) Three and Six Months Ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Shareholders’ Equity Six Months Ended June 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2011 and 2010	6-7
Notes to Unaudited Condensed Consolidated Financial Statements	8-43
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44-55
Item 3. Quantitative and Qualitative Disclosures About Market Risk	56
Item 4. Controls and Procedures	56

Part II. Other Information
Item 1. Legal Proceedings	57
Item 6. Exhibit Index	57
Signatures	58
Exhibits	59-61
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,*
	2011	2010
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$30,011	$31,967
Federal funds sold	—	31
Interest-bearing deposits	99,158	197,782
Securities available-for-sale at fair value (amortized cost $312,882 in 2011 and $297,086 in 2010)	317,459	298,002
Gross loans	1,504,267	1,600,539
Less: allowance for loan losses	35,652	37,752

Net loans	1,468,615	1,562,787

Loans held-for-sale	27,737	50,419
Accrued interest receivable	7,066	7,947
Premises and equipment, net	44,173	45,970
Other real estate owned	22,046	25,582
Federal Home Loan Bank stock, at cost	7,814	9,416
Investment in bank-owned life insurance	25,602	25,278
Goodwill	—	4,944
Core deposit intangible (net of accumulated amortization of $8,219 in 2011 and $7,615 in 2010)	4,304	4,907
Other assets	27,057	35,562

Total Assets	$2,081,042	$2,300,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$222,556	$216,161
Interest-bearing deposits:
NOW, savings and money market accounts	597,611	589,790
Time certificates:
$100 or more	409,410	477,030
Other	596,218	737,425

Total Deposits	1,825,795	2,020,406

Short-term borrowings	36,532	44,773
Long-term borrowings	66,992	71,995
Capital lease obligations	2,384	2,402
Accrued interest payable	2,748	3,302
Other liabilities	12,524	10,259

Total Liabilities	1,946,975	2,153,137

Shareholders’ Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312 issued and outstanding in 2011 and 2010	47,080	46,770
Common stock, $1 par value, 50,000,000 shares authorized; 19,526,188 issued and outstanding in 2011 and 16,147,640 issued and outstanding in 2010	19,526	16,148
Warrants	3,581	3,581
Surplus	117,763	114,649
Accumulated deficit	(56,717)	(34,273)
Accumulated other comprehensive income	2,834	582

Total Shareholders’ Equity	134,067	147,457

Total Liabilities and Shareholders’ Equity	$2,081,042	$2,300,594

*	Derived from audited financial statements
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$20,768	$22,458	$42,117	$45,416
Interest on federal funds sold	9	2	15	2
Interest and dividends on securities:
Taxable	1,698	1,170	3,202	2,379
Non-taxable	557	492	1,161	1,054
Interest-bearing deposits	90	126	205	187

TOTAL INTEREST INCOME	23,122	24,248	46,700	49,038

INTEREST EXPENSE
Time deposits of $100 or more	2,541	3,274	5,478	6,635
Other time and savings deposits	3,731	4,780	8,112	8,835
Borrowed funds	539	596	1,110	1,163

TOTAL INTEREST EXPENSE	6,811	8,650	14,700	16,633

NET INTEREST INCOME	16,311	15,598	32,000	32,405
PROVISION FOR LOAN LOSSES	10,393	5,809	15,260	10,193

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,918	9,789	16,740	22,212

NON-INTEREST INCOME:
Service charges on deposit accounts	1,437	1,486	2,782	2,924
Other service fees	967	917	1,929	1,758
Net gain on sales and fees of mortgage loans	179	1,876	2,078	3,210
Net gain on sale of securities	429	844	522	888
Income on investment in bank-owned life insurance	161	191	324	398
Mortgage banking income	103	60	311	116
Other than temporary impairment of securities	(22)	(61)	(42)	(266)
Other income	102	139	244	205

TOTAL NON-INTEREST INCOME	3,356	5,452	8,148	9,233

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,793	6,941	15,663	13,604
Occupancy and equipment expense	2,330	1,956	4,500	3,922
Printing and supplies	156	259	337	533
Data processing	381	384	754	697
Amortization of core deposit intangible	299	326	603	660
Communications	473	435	919	894
FDIC assessment	1,328	1,288	2,678	2,118
Loan collection fees	465	289	898	561
Other professional fees	334	331	612	521
Net cost of operation of other real estate owned	2,430	403	3,224	1,199
Loss on sales and impairment of premises and equipment	1,195	—	1,195	—
Goodwill impairment	4,944	—	4,944	—
Other	2,329	2,368	5,039	4,803

TOTAL NON-INTEREST EXPENSES	24,457	14,980	41,366	29,512

INCOME (LOSS) BEFORE INCOME TAXES	(15,183)	261	(16,478)	1,933
INCOME TAX EXPENSE (BENEFIT)	5,030	(24)	4,521	733

NET INCOME (LOSS)	(20,213)	285	(20,999)	1,200
Preferred stock dividend and accretion of preferred stock discount	674	771	1,445	1,542

NET LOSS TO COMMON SHAREHOLDERS	$(20,887)	$(486)	$(22,444)	$(342)

NET LOSS PER COMMON SHARE:
Basic	$(1.16)	$(0.03)	$(1.31)	$(0.02)
Diluted	$(1.16)	$(0.03)	$(1.31)	$(0.02)
CASH DIVIDENDS PER COMMON SHARE	$—	$—	$—	$—
See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
NET INCOME (LOSS)	$(20,213)	$285	$(20,999)	$1,200

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	3,413	981	4,263	1,597
Tax effect	(1,314)	(378)	(1,641)	(614)

Unrealized holding gains on securities available-for-sale, net of tax amount	2,099	603	2,622	983

Reclassification adjustment for realized gains	(429)	(844)	(602)	(888)
Tax effect	165	325	232	342

Reclassification adjustment for realized gains, net of tax amount	(264)	(519)	(370)	(546)

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,835	84	2,252	437

COMPREHENSIVE INCOME (LOSS)	$(18,378)	$369	$(18,747)	$1,637

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2011 and 2010

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Preferred			(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Surplus	Deficit)	Income (loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2009	16,129,640	$16,130	$46,152	$3,581	$114,574	$(31,080)	$2,909	$152,266

Net income	—	—	—	—	—	1,200	—	1,200
Restricted stock issued	15,000	15	—	—	(15)	—	—	—
Discount accretion on preferred stock	—	—	309	—	—	(309)	—	—
Stock option compensation:
stock options	—	—	—	—	38	—	—	38
restricted stock	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	(1,233)	—	(1,233)
Other comprehensive income	—	—	—	—	—	—	437	437

BALANCE, JUNE 30, 2010	16,144,640	$16,145	$46,461	$3,581	$114,602	$(31,422)	$3,346	$152,713

BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,770	$3,581	$114,649	$(34,273)	$582	$147,457

Net loss	—	—	—	—	—	(20,999)	—	(20,999)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Restricted stock issued	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	310	—	—	(310)	—	—
Stock option compensation:
stock options	—	—	—	—	38	—	—	38
restricted stock	—	—	—	—	52	—	—	52
Preferred stock dividends	—	—	—	—	—	(1,135)	—	(1,135)
Other comprehensive income	—	—	—	—	—	—	2,252	2,252

BALANCE, JUNE 30, 2011	19,526,188	$19,526	$47,080	$3,581	$117,763	$(56,717)	$2,834	$134,067

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,999)	$1,200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investment securities	2,298	467
Provision for loan losses	15,260	10,193
Net gain on sales of mortgage loans	(2,078)	(3,210)
Other than temporary impairment of investments	42	266
Impairment of goodwill	4,944	—
Increase in cash surrender value of life insurance	(324)	(398)
Depreciation and amortization	1,449	1,532
Loss on sales and impairment of premises and equipment	1,195	8
Net losses on other real estate owned	2,119	1,199
Gain on sale of securities	(602)	(888)
Amortization of core deposit intangible	603	660
Deferred tax provision	4,036	4,523
Stock based compensation expense	90	43
Originations of mortgage loans held-for-sale	(363,246)	(337,208)
Proceeds from sales of mortgage loans	388,007	340,591
Decrease in capital lease obligations	18	17
Decrease in accrued interest receivable	881	263
Decrease in other assets	4,001	941
Increase (decrease) in accrued interest payable	(554)	776
Increase (decrease) in other liabilities	1,709	(1,511)

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,849	19,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(76,754)	(83,414)
Proceeds from sales of available-for-sale securities	39,094	29,180
Proceeds from maturities of available-for-sale securities	20,168	30,939
Net decrease in loans	71,450	4,997
Proceeds from the redemption of Federal Home Loan Bank stock	1,602	—
Purchases of premises and equipment	(1,830)	(2,332)
Proceeds from the sale of other real estate owned	8,880	4,115

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	62,610	(16,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	14,215	26,355
Net increase (decrease) in time certificates	(208,827)	105,331
Net decrease in borrowed funds	(13,244)	(4,846)
Proceeds from the issuance of common stock	6,402	—
Preferred dividends paid	(616)	(1,233)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(202,070)	125,607

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(Amounts in thousands)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(100,611)	128,556
CASH AND CASH EQUIVALENTS:
Beginning of year	229,780	92,337

End of year	$129,169	$220,893

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$15,186	$16,478

Cash paid for income taxes	$26	$5

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$7,463	$9,164

Unrealized gain on investment securities available for sale, net of tax effect	$2,622	$983

See notes to condensed consolidated financial statements
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Notes to Unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greenville, NC. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011. Operating results, for the three and six months ended June 30, 2011, do not necessarily indicate the results that may be expected for the year or other interim periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.
2. New Accounting Standards
Recently Adopted Accounting Standards
In January 2011, the FASB issued guidance on the “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2010-20”).” The provisions of this guidance require the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses. The amendments in this guidance defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s statements of income and condition. When the Company adopts the deferred requirements of ASU 2010-20, the Company will have additional disclosures related to its troubled debt restructured loans.
In April 2011, the FASB issued additional guidance regarding “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibiting creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adding factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the standard also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by previously released standards. The provisions of this guidance are effective for the Company’s reporting period ending September 30, 2011. The adoption of the standard is not expected to have a material impact on the Company’s
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

statements of income and financial condition, however; this guidance could result in an increase in troubled debt restructured loans. Management is still evaluating the impact of this standard.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 requirements are effective for public entities as of the beginning of fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company has adopted the standard and the adoption of ASU 2011-05 did not have an impact on the Company’s financial condition, results of operations, or cash flows.
3. Stock-based Compensation
During the three and six months ended June 30, 2011, 6,400 and 20,300 options were vested, respectively. During the three and six months ended June 30, 2010, 4,000 and 25,200 options were vested, respectively. At June 30, 2011, there were 33,600 options unvested and no shares available for grants of options other than shares available under the Omnibus Plan.
There were no restricted shares granted in the second quarter of 2011. During the first quarter of 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. The restricted shares granted to date vest over a three-year period. As of June 30, 2011, 1,666 shares of restricted stock are vested and 161,334 shares are nonvested. During the second quarter of 2010, there were 10,000 shares of restricted stock granted at a fair value of $4.99 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. There were 5,000 shares of restricted stock granted at a fair value of $3.71 per share during the first quarter of 2010.
There were no options granted during the first six months of 2011 or 2010.
The compensation expense related to options and restricted shares was $53,725 for the three-month period ended June 30, 2011 and $90,373 for the six-month period ended June 30, 2011. As of June 30, 2011, there was $445,309 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.4 years. The compensation expense related to options was $23,552 for the three-month period ended June 30, 2010 and $43,302 for the six-month period ended June 30, 2010.
There were no options exercised during the three and six months ended June 30, 2011 and 2010.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

4. Investment Securities
Investment securities at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
After 1 but within 5 years	$34,209	$276	$—	$34,485

	34,209	276	—	34,485

Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	747	24	—	771
After 5 but within 10 years	19,419	791	—	20,210
After 10 years	41,169	977	325	41,821

	61,335	1,792	325	62,802

Collateralized mortgage obligations due:
After 5 but within 10 years	18,738	290	—	19,028
After 10 years	130,481	1,261	336	131,406

	149,219	1,551	336	150,434

Private label collateralized mortgage obligations due:
After 5 but within 10 years	332	13	—	345
After 10 years	1,265	—	50	1,215

	1,597	13	50	1,560

State and municipal securities due:
Within 1 year	624	4	—	628
After 1 but within 5 years	8,617	414	—	9,031
After 5 but within 10 years	22,895	729	17	23,607
After 10 years	33,273	838	343	33,768

	65,409	1,985	360	67,034

Common and preferred stocks:	1,113	68	37	1,144

Total available-for-sale securities	$312,882	$5,685	$1,108	$317,459

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

	December 31, 2010
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:

Securities of U.S. government agencies due:
After 1 but within 5 years	$14,547	$6	$3	$14,550

	14,547	6	3	14,550

Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	1,040	36	—	1,076
After 5 but within 10 years	7,839	602	—	8,441
After 10 years	41,863	1,132	437	42,558

	50,742	1,770	437	52,075

Collateralized mortgage obligations due:
After 5 but within 10 years	16,063	165	57	16,171
After 10 years	140,021	672	938	139,755

	156,084	837	995	155,926

Private label collateralized mortgage obligations due:
After 5 but within 10 years	406	17	—	423
After 10 years	1,430	—	148	1,282

	1,836	17	148	1,705

State and municipal securities due:
Within 1 year	2,476	18	—	2,494
After 1 but within 5 years	10,680	327	53	10,954
After 5 but within 10 years	21,348	413	236	21,525
After 10 years	38,260	295	906	37,649

	72,764	1,053	1,195	72,622

Common and preferred stocks:	1,113	36	25	1,124

Total available-for-sale securities	$297,086	$3,719	$2,803	$298,002

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At June 30, 2011, $62.8 million of the Bank’s mortgage-backed securities were pass-through securities and $152.0 million were collateralized mortgage obligations. At December 31, 2010, $52.1 million of the Bank’s mortgage-backed securities were pass-through securities and $157.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Gross realized gains on the sale of securities for the three and six months ended June 30, 2011 were $428,664 and $601,900, respectively. Gross realized gains on the sale of securities for the three and six months ended June 30, 2010 were $844,320 and $888,319, respectively. There were no losses on the sale of securities available-for-sale for the three and six month periods ended June 30, 2011 and 2010.
Investment securities with carrying values of approximately $110,847,763 and $111,803,619 at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. Securities that have been in a loss position for twelve months or more at June 30, 2011 include one collateralized mortgage obligation, one municipal security and one private label collateralized mortgage obligation. The key factors considered in evaluating the collateralized mortgage obligation, private label collateralized mortgage obligations, and municipal securities were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2010 include one mortgage-backed security, one municipal security and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost bases. For the three and six months ended June 30, 2010, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).
If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2011	Fair value	losses	Fair value	losses	Fair value	losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government sponsored agencies:
Mortgage-backed securities	17,007	325	—	—	17,007	325
Collateralized mortgage obligations	18,200	308	3,553	28	21,753	336
Private label collateralized mortgage obligations	—	—	1,215	50	1,215	50
State and municipal securities	13,793	356	293	4	14,086	360
Common and preferred stocks	74	37	—	—	74	37

Total temporarily impaired securities	$49,074	$1,026	$5,061	$82	$54,135	$1,108

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair value	losses	Fair value	losses	Fair value	losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,569	$3	$—	$—	$4,569	$3
Government sponsored agencies:
Residential mortgage-backed securities	21,637	435	136	2	21,773	437
Collateralized mortgage obligation	76,925	995	—	—	76,925	995
Private label collateralized mortgage obligations	—	—	1,283	148	1,283	148
State and municipal securities	31,775	1,174	276	21	32,051	1,195
Common and preferred stocks, and other	79	25	—	—	79	25

Total temporarily impaired securities	$134,985	$2,632	$1,695	$171	$136,680	$2,803

The aggregate cost of the Company’s cost method investments totaled $9,195,013 at June 30, 2011 and $12,463,510 at December 31, 2010. Cost method investments at June 30, 2011 include $7,814,200 in FHLB stock and $1,380,813 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at June 30, 2011 and December 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with two exceptions. The Company’s investment in a local community bank was considered to be other than temporarily impaired and $20,000 and $22,154 was charged off in the first and second quarters of 2011, respectively. During the first six months of 2010, the Company’s investment in a financial services company was considered to be OTTI and $27,925 was charged-off. In addition, the Company’s investment in a local community bank was considered to be OTTI and $226,236 was charged-off in 2010. In addition to the impairments listed above, the Company also sold its investment in a financial services company during the first quarter of 2011, resulting in a loss of $79,910.
5. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2011, the Company had commitments outstanding of $294.3 million for additional loan amounts. Commitments of Sidus, the Bank’s mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $7.1 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.
At June 30, 2011, Sidus had $30.7 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $57.9 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 8 for additional disclosures on these derivative financial instruments.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

6. Earnings Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three and six months ended June 30, 2011 excludes 161,334 shares of unvested restricted stock. Weighted average shares outstanding for the three and six months ended June 30, 2010 excludes 5,000 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Basic EPS denominator:
Weighted average number of common shares outstanding	18,041,174	16,129,640	17,091,130	16,129,640
Dilutive effect arising from assumed exercise of stock options	—	—	—	—

Diluted EPS denominator	18,041,174	16,129,640	17,091,130	16,129,640
For the three months ended June 30, 2011 and 2010, net income (loss) for determining net loss per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter and six months ended June 30, 2011, there were 375,276 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share. These non-dilutive shares had exercise prices ranging from $3.84 to $19.07 per share. During the quarter ended June 30, 2010, 578,962 warrants and stock options were not considered dilutive because the exercise prices exceeded the average market price per share. These non-dilutive shares had exercise prices ranging from $3.84 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings (loss) per share for the three and six months ended June 30, 2011 due to the Company’s loss position for those periods.
7. Shareholders’ Equity
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. At June 30, 2011 and 2010, there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and NC Banking Commissioner approval. The Company has committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payment on the trust preferred securities in the second quarter of 2011. The Company also may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.
On May 24, 2007, the Board approved a plan to repurchase up to 100,000 shares of the Company’s outstanding common shares (“2007 plan”). There are 28,719 common shares available to purchase under the 2007 plan at June 30, 2011 and December 31, 2010. The Company did not repurchase any common shares during the first three and six months of 2011 or 2010. The Company will be subject to restrictions on share repurchases for so long as it remains a participant in the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program. Generally, the Company must obtain Treasury’s consent for any repurchases that would be made prior to July 24, 2012 (the third anniversary of the second of the Company’s two issuances of securities under this program), and the Company will be prohibited from making any repurchases at any time that it has deferred making dividend payments on the Series T and Series T-ACB preferred stock.
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
As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $2.1 million at June 30, 2011, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $173,323. The Company had a gain of $40,406 on the interest rate swap asset and a loss of $40,406 on the interest rate swap liability for the three months ended June 30, 2011. The Company had a gain of $14,146 on the interest rate swap asset and a loss of $14,146 on the interest rate swap liability for the six months ended June 30, 2011. The Company had a gain of $162,000 on the interest rate swap asset and a loss of $162,000 on the interest rate swap liability for the three and six months ended June 30, 2010. The interest rate swaps had a notional amount of $2.1 million outstanding as of December 31, 2010. The interest rate swaps were not designated as hedges and all changes in fair value are recorded as other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

At June 30, 2011, Sidus had $30.7 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $57.9 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $92,367 at June 30, 2011. The fair value of the interest rate lock commitments recorded in assets was $16,251 at June 30, 2011. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $35,422 and $443,693, respectively, for the three months ended June 30, 2011, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and losses on forward sales commitments were $16,101 and $157,263, respectively, for the six months ended June 30, 2011, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $85,345 and $55,199, respectively, for the three months ended June 30, 2010, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $3,925 and $61,910, respectively, for the six months ended June 30, 2010, and are included in other income. At December 31, 2010, Sidus had $119.2 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $167.6 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $104,810 at December 31, 2010. The fair value of the forward sales commitments recorded in other assets was $161,071 at December 31, 2010.
9. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.
The following table presents loans at June 30, 2011 and December 31, 2010 by class:

	June 30,	December 31,
	2011	2010
	(in thousands)
Construction and land development	$243,681	$300,877
Commercial real estate:
Owner occupied	351,936	309,198
Non-owner occupied	248,960	312,231
Residential mortgages:
1-4 family	179,372	174,536
Multifamily	31,313	29,268
Home equity lines of credit	205,308	209,319
Commercial	181,473	199,696
Consumer and other	61,600	65,003

Total	1,503,643	1,600,128
Less: Net deferred loan origination fees	624	411
Allowance for loan losses	(35,652)	(37,752)

Loans, net	$1,468,615	$1,562,787

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Commercial real estate loans totaled $600.9 million and $621.4 million at June 30, 2011 and December 31, 2010, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $243.7 million and $300.9 million at June 30, 2011 and December 31, 2010, respectively. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $179.4 million and $174.5 million at June 30, 2011 and December 31, 2010, respectively. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas.
Commercial Loans. At June 30, 2011 and December 31, 2010, the Bank’s commercial loan portfolio totaled $181.5 million and $199.7 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $61.6 million and $65.0 million at June 30, 2011 and December 31, 2010, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source. If borrowers do not meet credit history requirements, other mitigating criteria such as substantial liquidity and low loan-to-value ratios could be considered and would generally have to be met in order to make the loan. The Bank’s loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower’s ability to repay. The Board of Directors has authorized the loan officers to have individual approval authority for risk grade 1 through 4 loans up to maximum exposure limits for each customer. New or renewed loans that are graded 5 (special mention) or lower must have approval from a regional credit officer. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered.
The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the regional credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of credit quality within specific loan types. In some cases the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers’ cash flows, with asset values considered only as a second source of payment. Regional credit officers work with lenders in underwriting, structuring and risk grading the Bank’s credits. The Risk Review Officer focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.
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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The following is a summary of credit quality indicators by class at June 30, 2011 and December 31, 2010:
Real Estate Credit Exposure as of June 30, 2011

		Commercial Real Estate
		Non-owner	Owner
	Construction	occupied	occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$—	$129	$433	$—	$141
Good Quality	583	131	109	1,814	—	8,090
Satisfactory	33,465	56,265	119,764	96,579	9,329	128,937
Merits Attention	115,340	145,150	178,114	58,803	19,535	57,468
Special Mention	48,319	26,139	26,501	8,401	713	4,943
Substandard	13,990	9,386	9,657	4,190	641	2,828
Doubtful	31,984	11,889	17,662	9,152	1,095	2,901
Loss	—	—	—	—	—

	$243,681	$248,960	$351,936	$179,372	$31,313	$205,308

Other Credit Exposures as of June 30, 2011

		Consumer
	Commercial	and other
	(in thousands)
High Quality	$3,316	$2,709
Good Quality	6,538	1,759
Satisfactory	54,661	31,287
Merits Attention	81,243	23,813
Special Mention	19,880	1,177
Substandard	7,148	211
Doubtful	8,687	642
Loss	—	2

	$181,473	$61,600

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Real Estate Credit Exposure as of December 31, 2010

		Commercial Real Estate
		Non-owner	Owner
	Construction	occupied	occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
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
	(in thousands)
High Quality	$5,005	$1,952
Good Quality	6,620	1,589
Satisfactory	63,472	34,841
Merits Attention	78,188	24,424
Special Mention	31,311	1,224
Substandard	6,391	311
Doubtful	8,709	662
Loss	—	—

	$199,696	$65,003

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of June 30, 2011 and December 31, 2010.
Nonperforming loans as of June 30, 2011 totaled $68.9 million, or 4.50% of total loans, compared with $65.4 million or 3.96% of total loans, as of December 31, 2010. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank’s collection department. The total number of loans on nonaccrual status has increased from 490 to 525 since December 31, 2010. The increase in nonperforming loans from December 31, 2010 to June 30, 2011 is related primarily to continued deterioration of previously classified loans and the addition of troubled debt restructured loans which will remain on nonaccrual status until sufficient payment evidence is obtained.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

For the six months ended June 30, 2011, the Company recognized interest income on nonaccrual loans of approximately $513,000, as interest is received on performing troubled debt restructured loans. If interest on those loans had been accrued in accordance with the original terms, interest income would have increased by approximately $1.6 million for the six months ended June 30, 2011.
The following is a breakdown of nonaccrual loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$28,452	$25,833
Commercial Real Estate:
Non-owner occupied	10,619	10,767
Owner occupied	13,895	12,829
Mortgages:
1-4 Family first lien	8,202	7,889
Multifamily	1,081	967
Home Equity lines of credit	2,604	3,068
Commercial	3,480	3,420
Consumer and other	565	627

Total	$68,898	$65,400

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank’s aged analysis of past due loans:

			Greater
	30-59 Days	60-89 Days	Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans
	(in Thousands)
June 30, 2011
Construction	$3,143	$2,999	$13,134	$19,276	$224,405	$243,681
Commercial real estate:
Non-owner occupied	818	320	2,557	3,695	245,265	248,960
Owner occupied commercial	4,763	2,001	5,499	12,263	339,673	351,936
Commercial	1,919	2,018	572	4,509	176,964	181,473
Mortgages:
Secured 1-4 family- first lien	1,267	1,334	4,501	7,102	172,270	179,372
Multifamily	19	601	233	853	30,460	31,313
Open ended secured 1-4 family	1,923	495	1,002	3,420	201,888	205,308
Consumer and other	540	208	112	860	60,740	61,600

Total	$14,392	$9,976	$27,610	$51,978	$1,451,665	$1,503,643

December 31, 2010
Construction	$5,747	$3,951	$11,542	$21,240	$279,637	$300,877
Commercial real estate:
Non-owner occupied	1,616	722	530	2,868	309,363	312,231
Owner occupied commercial	5,814	1,635	5,464	12,913	296,285	309,198
Commercial	1,086	949	241	2,276	197,420	199,696
Mortgages:
Secured 1-4 family- first lien	3,457	1,988	5,643	11,088	163,448	174,536
Multifamily	845	150	40	1,035	28,233	29,268
Open ended secured 1-4 family	2,388	211	2,045	4,644	204,675	209,319
Consumer and other	669	285	232	1,186	63,817	65,003

Total	$21,622	$9,891	$25,737	$57,250	$1,542,878	$1,600,128

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
Impaired loans for all classes of loans typically include nonaccrual loans, loans over 90 days past due still accruing, troubled debt restructured loans and other potential problem loans considered impaired based on other underlying factors. Troubled debt restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on troubled debt restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur and a sustained payment performance period is obtained. Due to the borrowers’ inability to make the payments required under the original loan terms, the Bank
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

modifies the terms by granting a longer amortized repayment structure or reduced interest rates. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or troubled debt restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. Impaired loans under $250,000 are typically not individually evaluated for impairment.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2011 and December 31, 2010:

				Quarter to Date		Year to Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
June 30, 2011
Impaired loans without a related allowance for loan losses
Construction	$20,947	$33,900	$—	$22,835	$156	$22,020	$298
Commercial real estate:
Non-owner occupied	6,697	9,621	—	6,640	26	6,294	63
Owner occupied	9,820	12,109	—	10,104	117	10,451	259
Commercial	4,736	5,363	—	2,561	34	2,319	59
Mortgages:
Secured 1-4 family real estate	3,016	3,818	—	2,372	26	2,484	42
Multifamily	297	308	—	299	3	302	5
Open ended secured 1-4 family	580	595	—	707	5	813	9
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$7,316	$8,711	$1,136	$7,181	$52	$8,740	$148
Commercial real estate:
Non-owner occupied	3,764	4,235	494	3,866	48	4,993	88
Owner occupied	6,759	6,820	1,183	6,498	61	5,891	114
Commercial	2,080	2,080	655	5,113	51	5,218	93
Mortgages:
Secured 1-4 family real estate	1,841	1,871	507	2,601	14	2,331	34
Multifamily	443	466	56	447	7	453	16
Open ended secured 1-4 family	745	751	237	618	9	720	12
Consumer and other	125	132	27	125	—	129	6
Total impaired loans
Construction	$28,263	$42,611	$1,136	$30,016	$208	$30,760	$446
Commercial real estate:
Non-owner occupied	10,461	13,856	494	10,506	74	11,287	151
Owner occupied	16,579	18,929	1,183	16,602	178	16,342	373
Commercial	6,816	7,443	655	7,674	85	7,537	152
Mortgages:
Secured 1-4 family real estate	4,857	5,689	507	4,973	40	4,815	76
Multifamily	740	774	56	746	10	755	21
Open ended secured 1-4 family	1,325	1,346	237	1,325	14	1,533	21
Consumer and other	125	132	27	125	—	129	6

Total impaired loans individually reviewed for impairment	$69,166	$90,780	$4,295	$71,967	$609	$73,158	$1,246

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2010
Impaired loans without a related allowance for loan losses
Construction	$21,677	$32,573	$—	$11,427	$230
Commercial real estate:
Non-owner occupied commercial real estate	5,732	6,660	—	2,380	99
Owner occupied commercial real estate	11,573	13,892	—	5,109	207
Commercial	1,998	2,630	—	1,226	45
Mortgages:
Secured 1-4 family real estate	3,122	4,056	—	1,427	64
Multifamily	310	315	—	192	13
Open ended secured 1-4 family	953	961	—	294	12
Consumer and other	—	—	—	72	5
Impaired loans with a related allowance for loan losses
Construction	$11,116	$12,845	$2,141	$16,379	$263
Commercial real estate:
Non-owner occupied commercial real estate	6,484	6,861	1,096	5,758	141
Owner occupied commercial real estate	5,077	5,104	860	4,416	134
Commercial	5,435	5,435	1,318	4,266	101
Mortgages:
Secured 1-4 family real estate	2,133	2,225	343	3,270	57
Multifamily	469	476	82	159	9
Open ended secured 1-4 family	898	898	439	780	14
Consumer and other	134	135	35	73	3
Total impaired loans
Construction	$32,793	$45,418	$2,141	$27,806	$493
Commercial real estate:
Non-owner occupied commercial real estate	12,216	13,521	1,096	8,138	240
Owner occupied commercial real estate	16,650	18,996	860	9,525	341
Commercial	7,433	8,065	1,318	5,492	146
Mortgages:
Secured 1-4 family real estate	5,255	6,281	343	4,697	121
Multifamily	779	791	82	351	22
Open ended secured 1-4 family	1,851	1,859	439	1,074	26
Consumer and other	134	135	35	145	8

Total impaired loans individually reviewed for impairment	$77,111	$95,066	$6,314	$57,228	$1,397

Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $76,000 and $47,000 as of June 30, 2011 and December 31, 2010, respectively. The following table presents information regarding the change in all purchased impaired loans from the Company’s acquisition of American Community on April 17, 2009 through June 30, 2011.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

	Contractual
	Principal	Nonaccretable	Carrying
	Receivable	Difference	Amount
	(in thousands)
Balance at December 31, 2009	$5,388	$497	$4,891
Change due to payoff received	(214)	(20)	(194)
Transfer to foreclosed real estate	(9)	(159)	150
Change due to charge-offs	(386)	(246)	(140)

Balance at June 30, 2010	$4,779	$72	$4,707

Balance at December 31, 2010	$1,655	$72	$1,583
Change due to payoff received	(214)	(27)	(187)

Balance at June 30, 2011	$1,441	$45	$1,396

At June 30, 2011, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1.4 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.
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
The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $10.4 million for the quarter ended June 30, 2011 as compared to $5.8 million for the quarter ended June 30, 2010; and $15.2 million for the six months ended June 30, 2011 as compared to $10.2 million for the six months ended June 30, 2010. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.
In determining the general allowance allocation, the ratios from the actual loss history for the various categories are applied to the homogeneous pools of loans in each category. In addition, to recognize the probability that loans in special mention, doubtful, and substandard risk grades are more likely to have embedded losses, additional reserve factors (“criticized asset factor”) based on the likelihood of loss are applied to the homogeneous pools of weaker graded loans that have not yet been identified as impaired. During the second quarter of 2011, the Company performed its semi-annual update to the criticized asset factor. Changes to the factor included updated loss information and further segregation of loss information by loan type. These changes resulted in an overall reduction in allowances of approximately $831,000.
The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

trends, and underwriting and servicing assessments. During the second quarter of 2011, a new environmental factor was added to reflect changes in real estate market values over the average life of construction and permanent real estate loans. The application of this new factor during the quarter ended June 30, 2011 resulted in additional reserves of approximately $1.3 million. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at June 30, 2011 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.
The following table presents changes in the allowance for loan losses for the three and six months ended June 30, 2011:

	December 31,
	2010	Charge-offs	Recoveries	Provision	June 30, 2011
	(Amounts in thousands)
Construction	$12,014	$7,875	$1,081	$5,550	$10,770
Commercial real estate:
Non owner occupied	7,150	2,332	52	(590)	4,280
Owner occupied	5,958	2,837	106	3,474	6,701
Commercial	4,335	2,024	111	1,598	4,020
Mortgages:
Secured 1-4 family- first lien	3,706	1,780	76	2,512	4,514
Multifamily	424	12	—	114	526
Open ended secured 1-4 family	3,298	1,686	81	2,319	4,012
Consumer and other	867	413	92	283	829

	$37,752	$18,959	$1,599	$15,260	$35,652

	March 31,
	2011	Charge-offs	Recoveries	Provision	June 30, 2011
	(Amounts in thousands)
Construction	$9,592	$4,097	$1,008	$4,267	$10,770
Commercial real estate:
Non owner occupied	5,269	1,355	52	314	4,280
Owner occupied	7,234	2,098	30	1,535	6,701
Commercial	4,939	1,806	43	844	4,020
Mortgages:
Secured 1-4 family- first lien	4,323	1,239	46	1,384	4,514
Multifamily	486	—	—	40	526
Open ended secured 1-4 family	3,144	1,154	42	1,980	4,012
Consumer and other	873	129	56	29	829

	$35,860	$11,878	$1,277	$10,393	$35,652

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

During the first quarter of 2011, the Company underwent a review of loan classifications within the portfolio and noted approximately $40.9 million in reclassifications between non-owner occupied and owner occupied commercial real estate. As a result, allowances for loan losses in those categories were impacted as reserve percentages on certain loans may have increased or decreased based on new classifications.

			Reserves for
	Reserves for		loans
	loans	Loans	collectively	Loans
	individually	individually	evaluated	collectively
	evaluated for	evaluated for	for	evaluated for
	impairment	impairment	impairment	impairment
As of June 30, 2011	(Amounts in thousands)
Construction	$1,136	$28,263	$9,634	$215,418
Commercial real estate:
Non owner occupied	494	10,461	3,786	238,499
Owner occupied	1,183	16,579	5,518	335,357
Commercial	655	6,816	3,365	174,657
Mortgages:
Secured 1-4 family- first lien	507	4,857	4,007	174,515
Multifamily	56	740	471	30,573
Open ended secured 1-4 family	237	1,325	3,774	203,983
Consumer and other	27	125	802	61,475

	$4,295	$69,166	$31,357	$1,434,477

			Reserves for
	Reserves for		loans
	loans	Loans	collectively	Loans
	individually	individually	evaluated	collectively
	evaluated for	evaluated for	for	evaluated for
	impairment	impairment	impairment	impairment
As of December 31, 2010	(Amounts in thousands)
Construction	$2,141	$32,793	$9,873	$268,084
Commercial real estate:
Non owner occupied	1,096	12,216	6,054	300,015
Owner occupied	860	16,650	5,098	292,548
Commercial	1,318	7,433	3,016	192,262
Mortgages:
Secured 1-4 family- first lien	343	5,255	3,363	169,281
Multifamily	82	779	342	28,489
Open ended secured 1-4 family	439	1,851	2,859	207,468
Consumer and other	35	134	832	64,869

	$6,314	$77,111	$31,437	$1,523,016

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.
The Company’s loan charge-off policy for all loan classes is to charge down loans to net realizable value once a portion of the loan is determined to be uncollectable, and the underlying collateral shortfall is assessed. Unsecured loans (primarily consumer loans) are charged off against the reserve once the loan becomes 90 days past due or it is determined that a portion of the loan is uncollectable. Secured loans (primarily construction, real estate, commercial and other loans) are moved to non-accrual status when the loan becomes 90 days delinquent or a portion of the loan is determined to be uncollectable and supporting collateral is not considered to be sufficient to cover potential losses. Nonaccrual loans are reviewed at least quarterly to determine if all or a portion of the loan is uncollectable. Nonaccrual loans that are determined to be solely collateral dependent are promptly charged down to net realizable value upon determination that they are impaired.
In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $261,000 and $204,000 as of June 30, 2011 and December 31, 2010, respectively.
The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of June 30, 2011, the Company had reserves for mortgage loans sold of $2.1 million, and charges against reserves for the three and six months ended June 30, 2011 were $131,000 and $305,000, respectively. For the three and six months ended June 30, 2011 the Company recorded $545,000 and $417,000, respectively, in provision expense related to potential repurchase and warranties exposure on the $185 million in loan sales that occurred during that period. For the three and six months ended June 30, 2010 the Company recorded $229,000 and $469,000, respectively, in provision expense related to potential repurchase and warranties exposure and charges against reserves were $246,000 and $427,000, respectively. For the quarters ended June 30, 2011 and June 30, 2010, the Company did not repurchase any mortgage loans sold. As of December 31, 2010, the Company had reserves for mortgage loans sold of $2.0 million.
10. Fair Value
The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, interest rate swaps, mortgage servicing rights, interest rate lock commitments and forward sale loan commitments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held-for-investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to fair value or the lower of cost or market value.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Available-for-Sale Investment Securities
Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended June 30, 2011. Valuation techniques are consistent with techniques used in prior periods.
Interest Rate Locks and Forward Loan Sale Commitments
Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At June 30, 2011, the amount of fair value associated with these interest rate lock commitments and forward loan sale commitments was $16,251 and $92,367 respectively. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $104,810 and $161,071, respectively. Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end, typically month end. The fair value of interest rate lock commitments is based on servicing release premium, origination income net of origination costs, and changes in loan pricing between the commitment date and period end, typically month end. There have been no changes in valuation techniques for the quarter ended June 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
Balance, March 31, 2011 and 2010	$337,453	$214,858
Gains/losses included in other income	(321,202)	179,617
Transfer in and out	—	—

Balance, June 30, 2011 and 2010	$16,251	$394,475

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
Balance, December 31, 2010 and 2009	$104,810	$(790,608)
Gains/losses included in other income	(88,559)	1,185,083
Transfer in and out	—	—

Balance, June 30, 2011 and 2010	$16,251	$394,475

Mortgage Servicing Rights
Mortgage servicing rights are recorded at fair value on a recurring basis. A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2011. Valuation techniques are consistent with techniques used in prior periods.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The following table presents a rollforward of mortgage servicing rights from December 31, 2010 to June 30, 2011 and December 31, 2009 to June 30, 2010 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2011 and 2010	$2,220	$1,941
Capitalized	60	80
Gains/losses included in other income	(87)	(61)

Balance, June 30, 2011 and 2010	$2,193	$1,960

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2010 and 2009	$2,144	$1,918
Capitalized	195	181
Gains/losses included in other income	(146)	(139)

Balance, June 30, 2011 and 2010	$2,193	$1,960

Mortgage Loans Held-for-Sale
Loans held-for-sale are carried at lower of cost or market value on a recurring basis. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held-for-sale as Level 2. At June 30, 2011 and December 31, 2010, the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, at quarter end the Company’s loans held-for-sale were carried at cost. There have been no changes in valuation techniques for the quarter ended June 30, 2011. Valuation techniques are consistent with techniques used in prior periods.
Impaired Loans
The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, the majority of impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2011. Valuation techniques are consistent with techniques used in prior periods.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Interest Rate Swaps
Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following table presents a rollforward of interest rate swaps from December 31, 2010 to June 30, 2011, and from December 31, 2009 to June 20, 2010 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, March 31, 2011	$133	$133
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	40	40

Balance, June 30, 2011	$173	$173

Balance, March 31, 2010	$—	$—
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	162	162

Balance, June 30, 2010	$162	$162

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	14	14

Balance, June 30, 2011	$173	$173

Balance, December 31, 2009	$—	$—
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	162	162

Balance, June 30, 2010	$162	$162

Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO on a nonrecurring basis. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2011. Valuation techniques are consistent with techniques used in prior periods.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Assets (liabilities) subjected to recurring fair value adjustments:

June 30, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$34,485	$—	$34,485	$—
Government sponsored agencies:
Residential mortgage-backed securities	62,802	—	62,802	—
Collateralized mortgage obligations	150,434	—	150,434	—
Private label collateralized mortgage obligations	1,560	—	1,560	—
State and municipal securities	67,034	—	67,034	—
Common and preferred stocks	1,144	1,144	—	—
Interest rate swap agreements	173	—	—	173
Interest rate swap agreements	(173)	—	—	(173)
Interest rate lock commitments	16	—	—	16
Forward loan sale commitments	92	—	92	—
Mortgage servicing rights	2,193	—	—	2,193

December 31, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$14,550	$—	$14,550	$—
Government sponsored agencies:
Residential mortgage-backed securities	52,075	—	52,075	—
Collateralized mortgage obligations	155,926	—	155,926	—
Private label collateralized mortgage obligations	1,705	—	1,705	—
State and municipal securities	72,622	—	72,622	—
Common and preferred stocks	1,124	1,124	—	—
Interest rate swap agreements	159	—	—	159
Interest rate swap agreements	(159)	—	—	(159)
Interest rate lock commitments	105	—	—	105
Forward loan sale commitments	161	—	161	—
Mortgage servicing rights	2,144	—	—	2,144
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Assets subjected to nonrecurring fair value adjustments:

June 30, 2011 (Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$6,042	$—	$—	$6,042
Impaired loans:
Construction	6,180	—	—	6,180
Commercial real estate:
Non-owner occupied	3,270	—	—	3,270
Owner occupied	5,576	—	—	5,576
Commercial	1,425	—	—	1,425
Mortgages:
Secured 1-4 family real estate	1,334	—	—	1,334
Multifamily	387	—	—	387
Open ended secured 1-4 family	508	—	—	508
Consumer and other	98	—	—	98

December 31, 2010
Other real estate owned	$2,941	$—	$—	$2,941
Impaired loans:
Construction	8,975	—	—	8,975
Commercial real estate:
Non-owner occupied	5,388	—	—	5,388
Owner occupied	4,217	—	—	4,217
Commercial	4,117	—	—	4,117
Mortgages:
Secured 1-4 family real estate	1,790	—	—	1,790
Multifamily	387	—	—	387
Open ended secured 1-4 family	459	—	—	459
Consumer and other	99	—	—	99
The carrying value of OREO at June 30, 2011 is $22,045,691. At December 31, 2010 the carrying value of OREO was $25,582,234. Other real estate owned with a carrying amounts of $7.3 million were written down to their fair value of $6.0 million for the six months ended June 30, 2011 and have been included in the table above, resulting in a loss of $1.3 million, which was included in earnings.
There were no transfers between valuation levels for any assets during the quarter ended June 30, 2011 or the quarter ended June 30, 2010. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

11. Financial Instruments
The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at June 30, 2011 and December 31, 2009:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$129,169	$129,169	$229,780	$229,780
Investment securities	317,459	317,459	298,002	298,002
Loans and loans held-for-sale, net	1,496,352	1,427,010	1,613,206	1,541,071
Accrued interest receivable	7,066	7,066	7,947	7,947
Federal Home Loan Bank stock	7,814	7,814	9,416	9,416
Investment in Bank owned life insurance	25,602	25,602	25,278	25,278
Interest rate swap agreements	173	173	159	159
Interest rate lock commitments	16	16	105	105
Forward sales commitments	92	92	161	161
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	820,167	821,360	805,951	805,951
Time deposits	1,005,628	1,008,217	1,214,455	1,227,628
Borrowed funds	103,524	104,404	116,768	117,741
Accrued interest payable	2,748	2,748	3,302	3,302
Interest rate swap agreements	173	173	159	159
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
The investment in bank-owned life insurance represents the cash value of the policies at June 30, 2011 and December 31, 2010. The rates are adjusted annually thereby minimizing market fluctuations.
The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2011 and December 31, 2010, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.
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
Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end, typically month end. The fair value of interest rate lock commitments is based on servicing release premium, origination income net of origination costs, and changes in loan pricing between the commitment date and period end, typically month end.
12. Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.
Goodwill relating to the Sidus acquisition is evaluated by management on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. For the first six months of 2011, Sidus has experienced losses of $2.6 million due to declines in revenues and one-time expenses for severance and termination costs. During the quarter ended June 30, 2011, management made the strategic decision to exit out of the wholesale market and concentrate the focus on retail mortgage sales. As a result of these triggering events, goodwill related to the Sidus acquisition was evaluated for impairment as of June 30, 2011.
In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the Sidus reporting unit was developed using the income and market approaches to value Sidus. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for Sidus. Significant inputs to the income approach include the multiple of earnings derived from recent acquisitions, an annual discount rate of 25% representing investors’ estimated long-term required rate of return, and projected long-term earnings for the reporting units. A significant discount rate has been applied to the projections due to the fact that Sidus has sustained losses for the first six months of 2011 and has recently exited its wholesale business. The market valuation approach utilizes price-to-book value multiple and EBITDA multiples. Significant inputs to the price-to-book value multiple approach include a weighted-average multiple of long-term book value of 0.84 derived from southeast industry data, and long-term tangible book values of 1.06 for the reporting units.
The valuation has declined over the last twelve months as investors have demanded a higher return for equity investments in the mortgage business due to sustained weakness in the industry. Earnings multiples have declined and discount rates have increased as discussed in the paragraph above. These industry trends coupled with losses for the first six months of 2011, changes in the regulatory environment and additional costs associated with those changes,
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

and risks associated with recourse have all decreased expected future earnings and have resulted in management reducing its internal valuations. The lower valuations have resulted in goodwill impairment.
We updated our Step 1 goodwill impairment testing as of June 30, 2011. The results of this Step 1 process indicated that the estimated fair value of Sidus was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with accounting for Intangibles- Goodwill and other. The Step 2 analysis included an allocation of estimated fair value of the entity and allocated that value to identifiable tangible and intangible assets and liabilities as determined in Step 1. Assumptions included in the fair value of net assets included current market rates for loans. Based on the Step 2 analysis, it was determined that Sidus’ fair value did not support the goodwill recorded; therefore, Sidus has recorded a $4.9 million goodwill impairment charge to write-off all of its goodwill. This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of income (loss).
The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2011:

	Banking Segment	Sidus Segment	Total
Balance as of December 31, 2010
Goodwill	$—	$4,943,872	$4,943,872
Impairment losses	—	(4,943,872)	(4,943,872)

Balance as of June 30, 2011	$—	$—	$—

Accumulated impairment losses	$(61,565,768)	$(4,943,872)	$(66,509,640)
13. Business Segment Information
The Company has two reportable segments, including the Bank and Sidus Financial, a single member LLC with the Bank as the single member. Sidus is headquartered in Greenville, North Carolina and offers mortgage banking services to its customers throughout the Southeast and MidAtlantic regions. The following table details the results of operations for the three and six months ended June 30, 2011 and 2010 for the Bank and for Sidus.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2011
Interest income	$22,754	$368	$—	$23,122
Interest expense	6,528	90	193	6,811

Net interest income	16,226	278	(193)	16,311

Provision for loan losses	10,391	2	—	10,393

Net interest income (loss) after provision for loan losses	5,835	276	(193)	5,918
Other income	3,183	179	(6)	3,356
Other expense	16,704	7,724	29	24,457

Loss before income taxes	(7,686)	(7,269)	(228)	(15,183)
Income taxes	5,030	—	—	5,030

Net loss	$(12,716)	$(7,269)	$(228)	$(20,213)

Total assets	$2,059,918	$35,486	$(14,362)	$2,081,042
Net loans	1,468,615	—	—	1,468,615
Loans held for sale	376	27,361	—	27,737

For Six Months Ended June 30, 2011
Interest income	$45,951	$749	$—	$46,700
Interest expense	14,154	162	384	14,700

Net interest income	31,797	587	(384)	32,000
Provision for loan losses	15,240	20	—	15,260

Net interest income (loss) after provision for loan losses	16,557	567	(384)	16,740
Other income	6,151	2,079	(82)	8,148
Other expense	31,108	10,229	29	41,366

Loss before income taxes	(8,400)	(7,583)	(495)	(16,478)
Income taxes	4,521	—	—	4,521

Net loss	$(12,921)	$(7,583)	$(495)	$(20,999)

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($12,591 in 2011), the Bank’s Investment in Sidus ($3,000 in 2011), and the Bank’s A/R from Sidus ($29 in 2011). Also included in this column are Holding Company assets ($1,258 in 2011) and Holding Company income and expenses.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2010
Interest income	$23,835	$413	$—	$24,248
Interest expense	8,409	54	187	8,650

Net interest income	15,426	359	(187)	15,598

Provision for loan losses	5,580	229	—	5,809

Net interest income (loss) after provision for loan losses	9,846	130	(187)	9,789
Other income	3,609	1,876	(33)	5,452
Other expense	12,834	2,021	125	14,980

Income (loss) before income taxes (benefit)	621	(15)	(345)	261
Income taxes	(24)	—	—	(24)

Net income(loss)	$645	$(15)	$(345)	$285

Total assets	$2,217,984	$59,823	$(37,626)	$2,240,181
Net loans	1,603,469	—	—	1,603,469
Loans held for sale	816	48,726	—	49,542
Goodwill	—	4,944	—	4,944

For Six Months Ended June 30, 2010
Interest income	$48,274	$764	$—	$49,038
Interest expense	16,201	63	369	16,633

Net interest income	32,073	701	(369)	32,405
Provision for loan losses	9,964	229	—	10,193

Net interest income (loss) after provision for loan losses	22,109	472	(369)	22,212
Other income	6,244	3,211	(222)	9,233
Other expense	25,892	3,399	221	29,512

Income (loss) before income taxes (benefit)	2,461	284	(812)	1,933
Income taxes (benefit)	733	—	—	733

Net income(loss)	$1,728	$284	$(812)	$1,200

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes asset eliminations representing the Bank’s Due from Sidus account ($32,477 in 2010), the Bank’s Investment in Sidus ($3,000 in 2010), and the Bank’s A/R from Sidus ($12 in 2010). Also included in this column are Holding Company assets ($2,137 in 2010) and Holding Company income and expenses.
14. Cost Savings Initiatives
During the second quarter of 2011, the Company continued evaluating areas for cost savings as part of the earnings improvement initiative announced in 2010 in order to streamline the organization during this prolonged economic cycle. Additional evaluations of the branch network, Sidus, and staffing levels across all areas of the Bank were performed. As a result of these evaluations, the decision was made to consolidate four additional branch offices across the franchise. This decision was a result of an extensive evaluation of the entire network of branches. These consolidations will take place in the second and third quarters of 2011 and are expected to be completed by the end of August 2011. Severance payments in the amount of $552,000 have been accrued as of June 30, 2011 in salaries and employee benefits expense as part of this consolidation. The Company has also accrued $401,000 in lease termination costs as of June 30, 2011 in connection with the branch closures, and recorded impairment charges on fixed assets in the amount of $1.2 million.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

In addition to the consolidation of branches, the Bank made the decision to exit the wholesale business line at Sidus effective on June 1, 2011 and to reposition the mortgage focus to concentrate primarily on retail consumer mortgages going forward.
15. Property Held-for-Sale
During the quarter ended June 30, 2011, the Company entered into contracts to sell certain property and equipment in connection with the branch closures announced in late 2010 and 2011. As a result, approximately $2.2 million in buildings and furniture have been written down to fair value of $984,000 based on current appraisals and offers. These buildings are now classified as held-for-sale and are included in other assets on the consolidated balance sheet as of June 30, 2011.
16. Private Placement
On May 6, 2011, the Company completed the private placement of 3,081,867 shares of common stock (the “Private Placement”) to accredited investors, including certain of the Company’s officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company’s common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the Private Placement. On June 23, 2011, the Company’s shareholders approved the Private Placement which permitted the Company pursuant to Nasdaq Rule 5635(c) to issue the Company’s directors and executive officers additional shares of common stock in the amount of 151,681 shares so that the directors and executive officers were able to invest on the same terms as other investors that participated in the Private Placement. The Company issued 3,233,548 shares of common stock in total as a result of the Private Placement. Proceeds received from the Private Placement are expected to be kept at the holding company level for general corporate purposes.
17. Income Taxes
Income tax expense for the three and six months ended June 30, 2011 was $5.0 million and $4.5 million, respectively, compared to income tax benefit of $24,000 for the three months ended June 30, 2010, and income tax expense of $733,000 for the six months ended June 30, 2010. The significant increase is attributable to valuation allowances for deferred tax assets of $11.0 million. The following table presents the provision for income taxes for the six months ended June 30, 2011 and 2010:

	2011	2010
	(in thousands)
Current:
Federal	$485	$(2,980)
State	—	—

	485	(2,980)
Deferred:
Federal	(5,912)	3,086
State	(1,052)	627

	(6,964)	3,713

Increase in valuation allowance for deferred tax assets	11,000	—

Total income taxes	$4,521	$733

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The following table presents the tax effects of significant components of the Company’s net deferred tax assets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$13,983	$14,809
Other than temporary impairment	467	467
Accrued liabilities	272	529
OREO property	1,008	680
Net operating loss	10,375	4,652
Other	530	515

	26,635	21,652

Less: Valuation Allowance	(11,000)	—

	$15,635	$21,652

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(1,814)	$(333)
FMV adjustment related to mergers	(185)	(50)
Depreciation	(2,215)	(2,215)
Prepaid expenses	(357)	(357)
Core deposit intangible	(1,692)	(1,929)
Noncompete intangible	(232)	(232)
Goodwill	1,115	(764)
Other	(137)	(137)

	$(5,517)	$(6,017)

Net deferred tax asset	$10,118	$15,635

As of June 30, 2011, deferred tax assets of $26.6 million reduced by a valuation allowance of $11.0 million and $5.5 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $10.1 million. Deferred tax assets of $21.6 million as of December 31, 2010, reduced by $6.0 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $15.6 million.
In evaluating whether the Company will realize the full benefit of its net deferred tax asset, it considers both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, etc. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to a cumulative three-year, pre-tax loss position, significant net operating losses in 2011, and ongoing stress on the Company’s financial performance from elevated credit losses, the Company has reserved $11.0 million against deferred tax assets as of June 30, 2011. In future periods, the Company may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.
The Company is currently considering and implementing a variety of tax planning strategies in an attempt to increase after tax income and taxable earnings, which will increase the likelihood of the company to recognize its deferred tax assets. These tax planning strategies include repositioning the Company’s municipal securities portfolio to taxable securities and sale of various assets.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The Company’s loss carryforwards for the tax period ending June 30, 2011 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009. The expiration of the loss carryforwards for the tax period ending June 30, 2011 are as follows:

	Net Operating Loss
	Carryforward at
	June 30, 2011	Expiration
	(Amounts in
	thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	23,792	2031
Yadkin Valley State Tax	27,403	2031

Total Loss Carryforwards	$53,964

The following table presents a reconciliation of applicable income taxes for the six months ended June 30, 2011 and 2010 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2011	2010
	(Amounts in thousands)
Tax expense at statutory rate on income before income taxes	$(5,767)	$676
Increases (decreases) resulting from:
Tax-exempt interest on investments	(442)	(399)
State income tax, net of federal benefits	(684)	408
Income from bank-owned life insurance	(113)	(139)
Valuation allowance on deferred tax assets	11,000	—
Other	527	187

Total income taxes	$4,521	$733

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
These risks are exacerbated by the recent developments in national and international financial markets that have persisted over the past several years, and we are unable to predict what effect these uncertain market conditions will continue to have on us. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.
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
Overview
The following discussion describes our results of operations for the three and six months periods ended June 30, 2011 and 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Changes in Financial Position
Total assets at June 30, 2011 were $2,081.0 million, a decrease of $219.6 million, or 9.5%, compared to assets of $2,300.6 million at December 31, 2010. The loan portfolio, net of allowance for losses, was $1,468.6 million compared to $1,562.8 million at December 31, 2010. Gross loans held-for-investment decreased by $96.3 million, or 6.0%. The allowance for loan losses decreased $2.1 million driven primarily by decreases in classified loans for the six months ended June 30, 2011, as well as an overall decrease of $96.3 million in loans held-for-investment. Total watch list and substandard loans were $184.1 million as compared to $252.7 million as of December 31, 2010, a decrease of $68.6 million. Offsetting the decreases in criticized loans and decreases in loan balances were increases in other qualitative factors impacted by increased past dues and nonaccruals. See Note 9 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.
Mortgage loans held-for-sale decreased by $22.7 million, or 45.0%, from December 31, 2010 to June 30, 2011 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. During the second quarter of 2011, the Company made the decision to exit wholesale markets focusing its efforts on retail based mortgage lending leading to the overall decrease in loans held-for-sale as of June 30, 2011. Mortgage loans closed in the first six months of 2011 ranged from a low of $41.0 million in February to a high of $79.8 million in January and totaled $363.2 million. Mortgage loans closed during the six months ended June 30, 2010 totaled $337.2 million.
The securities portfolio increased from $298.0 million at December 31, 2010, to $317.5 million at June 30, 2011, an increase of $19.5 million. The portfolio is comprised of securities of U.S. government agencies (10.9%), mortgage-backed securities (67.7%), state and municipal securities (21.1%), and publicly traded common and preferred stocks (0.3%).
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Other assets decreased $8.5 million due largely to the fact that the Company recorded an $11.0 million valuation allowance against deferred tax assets. OREO decreased $3.5 million due to foreclosures in the amount of $7.5 million less dispositions of $8.8 million and losses of $2.1 million for the six months ended June 30, 2011.
Deposits decreased $194.6 million, or 9.6%, comparing June 30, 2011 to December 31, 2010. Overall, noninterest-bearing demand deposits increased $6.4 million, or 3.0%, NOW, savings, and money market accounts increased $7.8 million, or 1.3%, Certificates of deposit (“CODs”) over $100,000 decreased $67.6 million, or 14.2%, and other CODs decreased $141.2 million, or 19.1%. The Bank had advertised several promotional rates for certificates of deposits in the prior year which are now beginning to mature thus leading to a runoff in certificates of deposits in 2011.
Borrowed funds decreased $13.2 million, or 11.3%, comparing June 30, 2011 to December 31, 2010. Repurchase agreements decreased $1.2 million, while advances from FHLB and overnight borrowings decreased $12.0 million. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $27.0 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%. The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.
Other liabilities and accrued interest payable combined increased by $1.7 million, or 12.6%, from December 31, 2010 to June 30, 2011. Increases in other liabilities included the following: preferred dividends payable $519,000; escrow balances $222,000; commercial remittances $413,000; accrued property taxes $388,000; and accounts payable $452,000. Offsetting the increases in other liabilities was a decrease in accrued interest payable of $554,000, or 16.8%, which resulted from a 9.6% decrease in deposits and timing differences.
At June 30, 2011, total shareholders’ equity was $134.1 million, or a book value of $4.45 per common share, compared to $147.5 million, or a book value of $6.24 per common share, at December 31, 2010. The Company’s equity to assets ratio was 6.44% and 6.41%, at June 30, 2011 and December 31, 2010, respectively.
The following table sets forth the Company’s and the Bank’s various capital ratios as of June 30, 2011, and December 31, 2010. The Company and the Bank exceeded the minimum regulatory capital ratios as of June 30, 2011, as well as the ratios to be considered “well capitalized.” We have committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The recent increase in liquidity caused the Bank to fall below this level. However, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of the Bank, and infusing additional capital at the Bank level. The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Although this helped improved capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the capital position.

	June 30, 2011		December 31, 2010
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital ratio	11.1%	10.7%	10.6%	10.5%
Tier 1 risk-based capital ratio	9.9%	9.4%	9.4%	9.2%
Leverage ratio	7.5%	7.1%	7.2%	7.0%
Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Liquidity, Interest Rate Sensitivity and Market Risk
The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 20.2% at June 30, 2011 compared to 23.4% at December 31, 2010. Additional liquidity is provided by $143.6 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $206.6 million available for use as a source of collateral. At June 30, 2011, brokered deposits totaled $28.0 million, or 1.5% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at June 30, 2011.
The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory’s CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At June 30, 2011, the balance of funds acquired through the One-Way Buy product totaled $23.4 million, compared to $50.6 million at December 31, 2010.
Promontory also provides a product, CDARS® Reciprocal, which allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers’ interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At June 30, 2011, CDARS® reciprocal deposits totaled $13.3 million, compared to $20.2 million at December 31, 2010.
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
To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At June 30, 2011, the Company is well-capitalized for regulatory purposes both at the bank and holding company
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has currently fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of Bank, and infusing additional capital at the Bank level.
Results of Operations
Net loss for the three-month period ended June 30, 2011 was $20.2 million before preferred dividends, compared to a net income of $285,000 in the same period of 2010. Net loss available to common shareholders for the three-month period ended June 30, 2011 was $20.9 million. Net loss available to common shareholders for the three-month period ended June 30, 2010 was $486,000. Basic and diluted losses per common share were $1.16 for the three-month period ended June 30, 2011. Basic and diluted losses per common share were $0.03 for the three month period ended June 30, 2010. On an annualized basis, second quarter results represent a return on average assets of (3.87)% at June 30, 2011 compared to (0.09)% at June 30, 2010, and a return on average equity of (55.25)% compared to (1.26)% at June 30, 2010.
Net loss for the six month period ended June 30, 2011 was $21.0 million before preferred dividends, compared to a net income of $1.2 million in the same period of 2010. Net loss available to common shareholders for the six months ended June 30, 2011 was $22.4 million, compared to a net loss available to common shareholders of $342,000 for the six months ended June 30, 2010. Basic and diluted losses per common share were $1.31 for the six months ended June 30, 2011. Basic and diluted losses per common share were $0.02 for the six months ended June 30, 2010. On an annualized basis, year-to-date results represent a return on average assets of (2.04)% at June 30, 2011 compared to (0.03)% at June 30, 2010, and a return on average equity of (30.39)% compared to (0.45)% at June 30, 2010.
Net Interest Income
Net interest income, the largest contributor to earnings, increased $713,000, or 4.6%, to $16.3 million in the second quarter of 2011, compared with $15.6 million in the same period of 2010. The increase was attributable to a decrease in yields on interest bearing liabilities over 2010 which resulted from the repricing of liabilities to lower rates, as well as a change in the mix of depository accounts from higher yielding CDs to lower yielding money market and savings accounts. Offsetting decrease in interest expense was a compression in loan interest related to increased nonaccrual loans. The net interest margin increased to 3.30% in the second quarter of 2011 from 3.12% in the second quarter of 2010. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the second quarter of 2011 increased to 3.24% as compared to 2.99% in the second quarter of 2010.
Net interest income for the six months ended June 30, 2011 decreased to $32.0 million from $32.4 million when compared to the same period in 2010. The net interest margin decreased to 3.18% in the first six months of 2011 from 3.28% in the first six months of 2010. The decrease in yield on interest earning assets was due primarily to the accretion of fair market valuations of $1.6 million recorded in connection with the American Community acquisition for the six months ended June 30, 2010 as compared to $596,000 for the six months ended June 30, 2011. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the six months ended June 30, 2011 decreased to 3.12% as compared to 3.14% for the six months ended June 30, 2010. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$12,682	$15	0.25%	$1,771	$2	0.25%
Interest-bearing deposits	170,079	205	0.24%	172,680	181	0.21%
Investment securities (1)	303,651	4,878	3.24%	180,470	3,904	4.36%
Total loans (1)(2)(6)	1,580,639	42,199	5.38%	1,685,544	45,503	5.44%

Total interest-earning assets	2,067,051	47,297	4.61%	2,040,465	49,590	4.90%

Non-earning assets	146,143			139,284

Total assets	$2,213,194			$2,179,749

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$553,020	2,071	0.75%	$395,115	1,611	0.82%
Savings	55,680	56	0.20%	54,682	71	0.26%
Time certificates	1,112,020	11,463	2.08%	1,230,794	13,788	2.26%

Total interest bearing deposits	1,720,720	13,590	1.59%	1,680,591	15,470	1.86%
Repurchase agreements sold	40,050	210	1.06%	47,600	204	0.86%
Borrowed funds (7)	67,458	900	2.69%	74,158	959	2.61%

Total interest-bearing liabilities	1,828,228	14,700	1.62%	1,802,349	16,633	1.86%

Non-interest bearing deposits	220,894			206,090
Shareholders’ equity	148,952			154,196
Other liabilities	15,120			17,114

Total average liabilities and shareholders’ equity	$2,213,194			$2,179,749

Net interest income (3) and interest rate spread (5)		$32,597	2.99%		$32,957	3.04%

Net interest margin (4)			3.18%			3.28%

(1)	Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense used to fund tax-exempt assets.

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2011 and 2010 includes $202 and $1,021, respectively, in accretion of fair market value adjustments related to recent mergers

(7)	Interest expense on deposits and borrowings in 2011 and 2010 includes $102 and $621, respectively, in accretion of fair market value adjustments related to recent mergers.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
The allowance for loan losses was $35.7 million at June 30, 2011, or 2.37% of loans held-for-investment, as compared to $37.8 million, or 2.36% of loans held-for-investment, at December 31, 2010. Increases in the allowance for loan losses were due to increased charge-offs in the second quarter of 2011 and increases in nonperforming loans since December 31, 2010. Charge-offs in the quarter ended June 30, 2011 increased as additional writedowns were taken on collateral dependent loans. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with significant weaknesses. These increases were partially offset by decreases in gross loans as well as a decrease in criticized loans not considered impaired. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.
The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $35.7 million in total allowance for loan losses at June 30, 2011, the specific allowance for impaired loans accounted for $4.3 million, down from $6.3 million at year end as collateral dependent impaired loans are charged down to fair value. The remaining general allowance, $31.4 million, was attributed to performing loans and was down slightly from $31.5 million at year end. The decrease in the general allowance was driven primarily by a decrease in substandard and watch loans of $68.6 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. Also contributing to the decrease in the general allowance for loan losses was a 6.0% decrease in gross loans as of June 30, 2011 as compared to December 31, 2010. Offsetting the decreases in criticized loans and decreases in loan balances were increases in other qualitative factors including increasing past dues and nonaccruals. The general allowance, as a percent of loans not individually reviewed for impairment was 2.19% as of June 30, 2011 as compared to 2.06% as of December 31, 2010.
Net loan charge offs (recoveries) were $10.6 million, or 2.73% (annualized), of average loans, for the three months ending June 30, 2011 compared to $6.9 million, or 1.64% (annualized), of average loans for the three months ending June 30, 2010. The increase over last year was the result of increased charge-offs due to the writedown of collateral dependent loans to fair value as real estate values continue to decline. For the six months ended June 30, 2011, net loan charge offs (recoveries) were $17.4 million, or 2.21% (annualized) of average loans compared to $14.5 million, or 1.74% (annualized) of average loans for the six months ended June 30, 2010.
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of June 30, 2011. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank’s market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Our real estate portfolio has approximately $243.7 million of construction loans, $600.9 million of commercial real estate loans, $175.4 million in first lien mortgage loans, $205.3 million in home equity lines of credit and $4.0 million in junior lien mortgage loans as of June 30, 2011. We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses. The majority of these borrowers are having financial difficulties. Normally, these loans are repaid with the proceeds from the sale of the developed property. We are also seeing declines in commercial real estate values and the greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Our analysis has resulted in significant charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $6.8 million and $5.0 million, respectively, for the six months ended June 30, 2011. For the six months ended June 30, 2010, net charge-offs (recoveries) of construction and commercial real estate loans were $8.9 million and $2.0 million, respectively.
As of June 30, 2011, $8.7 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $21.7 million as of December 31, 2010. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies to identify and monitor all loans with interest reserves.
Nonperforming Assets
Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $91.0 million to $90.9 million as of December 31, 2010 and June 30, 2011, respectively. Nonperforming assets as a percentage of total assets increased to 4.36% as of June 30, 2011 as compared to 3.95% as of December 31, 2010, due primarily to a decrease in total assets since December 31, 2010. Total OREO decreased from approximately $25.6 million at December 31, 2010 to $22.0 million at June 30, 2011, as the result of $8.9 million in sales, loss on sales of $840,000 and writedowns of $1.3 million, offset by $7.5 million in additions. Total nonaccrual loans increased from $65.4 million, or 3.96% of total loans, at December 31, 2010 to $68.9 million, or 4.50% of total loans, at June 30, 2011. The increases in nonaccrual and impaired loans are the result of continued economic strain in our markets during the past three months. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $4.3 million, down from $6.3 million at year end, due to the charge-off of collateral dependent impaired loans to fair value.
The increase in nonperforming loans from December 31, 2010 to June 30, 2011 is related primarily to the continued deterioration of previously classified loans and the addition of troubled debt restructured loans which will remain on nonaccrual status until sufficient payment evidence is obtained. Approximately 48.4% of loans in nonaccrual status are not currently past due. The total number of loans on nonaccrual has increased from 490 to 525 since December 31, 2010. The average nonaccrual loan balance is $131,000 and $131,000 as of December 31, 2010 and June 30, 2011, respectively. At June 30, 2011, 94% of the nonaccrual loans were secured by real estate.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

The largest amount of nonaccrual loans for one customer totaled $3.4 million of land development loans which had previously been charged down to fair market value and no additional reserves were specifically assigned to the loans. Nonaccrual loans also include three other large relationships each totaling $2.1 million, $2.1 million and $2.0 million, respectively. The first relationship is a golf course loan with no reserve required. The second relationship consists of commercial real estate loans with specific reserves of $241,000, and the third relationship consists of a commercial real estate loan with specific reserves of $170,000 due to the fact that the value of collateral exceeds the current loan balances. These loans have been placed in nonaccrual status because of the customers’ inability to pay, collateral deterioration and depressed future industry outlook.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $2.1 million, or 38.4%, comparing the second quarters of 2011 and 2010. A decrease in the gain on sale of mortgages of $1.7 million made up the majority of the decrease. Other changes in noninterest income include the following:
•	Service charges on deposit accounts decreased $49,000, or 3.3%. Service charges on depository accounts, including NOW, savings, and money market account service charges increased 3.0%.

•	Other service fees increased $50,000 when comparing the second quarter of 2011 to the prior year due primarily to increases in commissions and fees on mutual funds and annuities of $51,000 from the previous year. These increases were offset by decreases in commissions and fees on mortgages originated of $35,000.

•	Net gain on the sale of mortgages decreased approximately $1.7 million, or 90.4%, as the Company decided to exit wholesale markets in the second quarter of 2011. Mortgage loans sold decreased from $192 million in the second quarter of 2010 to $180 million in the second quarter of 2011.

•	Net gain on sale of investment securities decreased $415,000, or 49.2%, as the Company sold approximately $34.5 million in securities during the quarter.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 15.7% during the three month period ended June 30, 2011, as the calculation for cost of benefits was updated based on current employee and insurance information.

•	Mortgage banking income increased approximately $43,000 for the quarter due to an increase in the servicing fees received.

•	Other income decreased by approximately $37,000, or 26.6%, for the quarter primarily due to a $43,000 decrease in miscellaneous other income in connection with additional income recorded due to merger related items in the prior year.
For the six months ended June 30, 2011, total noninterest income decreased approximately $1.1 million, or 11.8%, as compared to the six months ended June 30, 2010. A decrease in the gain on sale of mortgages of $1.1 million made up the majority of the decrease. Other changes in noninterest income include the following:
•	Service charges on deposit accounts decreased $142,000, or 4.9%, as total NSF fees (a major component of service charges) decreased $104,000, or 5.2%, as new legislation regarding overdraft fees was implemented in the third quarter of 2010. Service charges on depository accounts, including NOW, savings, and money market account service charges increased 3.0%.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

•	The increase in other service fees of $171,000 was due primarily to increases in commissions and fees on mutual funds and annuities of $275,000 from the previous year. These increases were offset by decreases in commissions and fees on mortgages originated of $134,000.

•	Net gain in the sale of mortgages decreased approximately $1.1 million, or 35.3%. Although originations increased in 2011, changes in pricing plans led to decreased returns in the wholesale markets. The Company decided to exit the wholesale market during the second quarter of 2011.

•	Net gain on sale of investment securities also decreased $366,000, or 41.2%, as the Company sold approximately $39.1 million in securities year-to-date.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 18.6% during the six months ended June 30, 201, as the calculation for cost of benefits was updated based on current employee and insurance information.

•	Mortgage banking income increased approximately $195,000 for the six months ended June 30, 2011 due to an increase in the servicing fees received.

•	Other income increased by approximately $39,000, or 19.0%, year-to-date primarily due to a $22,000 increase in dividends received from the FHLB of Atlanta, as well as an increase in miscellaneous other income of $14,000.
Noninterest Expense
Total noninterest expenses were $24.5 million for the second quarter of 2011, compared to $15.0 million in the same period of 2010, an increase of $9.5 million, or 63.3%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended June 30, 2011 and 2010 was 0.90%, and 0.67%, respectively. Efficiency ratios for the three months ended 2011 and 2010 were 121.07% and 68.75%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. Noninterest expenses were $41.4 million for the six months ended June 30, 2011, compared to $29.5 million for the same period of 2010, an increase of $11.9 million or 40.2%. Efficiency ratios for the six months ended June 30, 2011 and 2010 were 100.04% and 68.39%, respectively. The largest contributor to the increase in noninterest expense was a $4.9 million goodwill impairment writedown. See additional disclosures and discussions regarding goodwill impairment in Footnote 12 to the financial statements.
The following is a summary of the fluctuations, other than goodwill impairment, for the quarter and six months ended June 30, 2011 as compared to June 30, 2010.
•	Quarter-to-date, salaries and employee benefit expenses increased by $852,000, or 12.3%. The major components of this increase are summarized as follows: Salaries and wages increased by $568,000 due to the accrual of $552,000 in severance costs related to branch closures. Deferral of salaries and benefit costs related to loan originations (which directly offset salary expense), decreased $138,000 due to decreased loan originations in 2011 as compared to 2010. Payroll taxes also increased $68,000 due to the increase in salaries and wages. Employee incentive expense increased $52,000. Other personnel expenses increased $118,000. Commission expenses decreased by $98,000 as mortgage origination production at the Bank decreased.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

Year-to-date, salaries and employee benefit expenses increased by $2.1 million, or 15.1%, due partially to the fact that in the prior year the Company recorded an adjustment to previously accrued incentive expenses which decreased incentive expenses by $628,000 in 2010. Other major components of this increase are summarized as follows: Salaries and wages increased by $616,000 due to the accrual of $552,000 in severance costs related to branch closures. Related payroll taxes also increased $165,000, and other personnel expenses increased $170,000. Deferral of salaries and benefit costs related to loan originations (which directly offset salary expense), decreased $349,000 due to decreased loan originations in 2011 as compared to 2010. Commission expenses decreased by $26,000 as mortgage origination production at the Bank decreased.

•	Occupancy and equipment expenses increased by $374,000, or 19.1% for the quarter and $578,000 or 14.7% year-to-date. The increase attributable to the accrual of $401,000 in lease termination costs related to branch closures.

•	Printing and supplies decreased by $103,000, or 39.8%, comparing the second quarter 2011 with the second quarter 2010. Year-to-date printing and supplies expense decreased $196,000, or 36.8%. Decreases are the result of cost cutting measures by management as well as the introduction of electronic statements for customers who no longer wish to receive paper statements.

•	Data processing expense decreased $3,000, or 0.8% for the quarter and increased $57,000, or 8.2% for the year. Increase year-over-year is due to normal fluctuations in transaction volume and timing.

•	Communication expense increased $38,000 or 8.7% for the second quarter compared to the second quarter of 2010. Year-to-date communication expense increased $25,000, or 2.8%.

•	FDIC assessment expenses increased $40,000 for the quarter and increased $560,000 for the year, due to an increase in average deposits in 2011 as compared to 2010.

•	Net cost of operation of other real estate owned increased $2.0 million compared to the second quarter of 2010, and year-over-year due to additional writedowns of $1.3 million which resulted from continued declines in real estate values, as well as loss on sales of $800,000.

•	Quarter-to-date other operating expenses (including other professional fees, loan collection fees and amortization of core deposit intangibles) increased approximately $1.3 million, or 44.7% primarily due to loss on disposal and impairments of fixed assets of $1.2 million related to branch closures. Loan collection fees also increased $176,000.

Year-to-date other operating expenses (including other professional fees, loan collection fees and amortization of core deposit intangibles) increased approximately $1.8 million, or 31.6%. As discussed above, losses on disposal of fixed assets accounted for $1.2 million of the increase. Other increases include a $337,000 increase in loan collection fees and a $91,000 increase in other professional fees.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2011 was $5.0 million and $4.5 million, respectively, compared to income tax benefit of $24,000 for the three months ended June 30, 2010, and income tax expense of $733,000 for the six months ended June 30, 2010. The significant increase is attributable to valuation allowances for deferred tax assets of $11.0 million recorded in the quarter ended June 30, 2011.
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

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
Executive Vice President and Chief Financial Officer
August 4, 2011
Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)
(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.