Form 10-Q
period 2011-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2011-10-28
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011

Commission File Number 000-52099

Yadkin Valley Financial Corporation
(Exact name of registrant specified in its charter)

North Carolina	20-4495993
(State of Incorporation)	(I.R.S. Employer Identification No.)

209 North Bridge Street, Elkin, North Carolina 28621
(address of principal executive offices)

336-526-6300
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

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
Yes ☒ No ☐

Common shares outstanding as of October 28, 2011, par value $1.00 per share, were 19,526,188.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine months ended September 30, 2011 and 2010

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$32,315	$31,967
Federal funds sold	—	31
Interest-bearing deposits	136,602	197,782
Securities available-for-sale at fair value (amortized cost $286,826 in 2011 and $297,086 in 2010)	293,078	298,002
Gross loans	1,473,600	1,600,539
Less: allowance for loan losses	33,673	37,752
Net loans	1,439,927	1,562,787
Loans held-for-sale	13,801	50,419
Accrued interest receivable	6,447	7,947
Premises and equipment, net	44,074	45,970
Other real estate owned	21,307	25,582
Federal Home Loan Bank stock, at cost	7,005	9,416
Investment in bank-owned life insurance	25,769	25,278
Goodwill	—	4,944
Core deposit intangible (net of accumulated amortization of $8,507 in 2011 and $7,615 in 2010)	4,015	4,907
Other assets	22,791	35,562
Total Assets	$2,047,131	$2,300,594
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$228,448	$216,161
Interest-bearing deposits:
NOW, savings and money market accounts	615,303	589,790
Time certificates:
$100 or more	383,878	477,030
Other	556,483	737,425
Total Deposits	1,784,112	2,020,406

Short-term borrowings	42,318	44,773
Long-term borrowings	65,991	71,995
Capital lease obligations	2,375	2,402
Accrued interest payable	2,681	3,302
Other liabilities	11,438	10,259
Total Liabilities	1,908,915	2,153,137

Shareholders' Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312 issued and outstanding in 2011 and 2010	47,235	46,770
Common stock, $1 par value, 50,000,000 shares authorized; 19,526,188 issued and outstanding in 2011 and 16,147,640 issued and outstanding in 2010	19,526	16,148
Warrants	3,581	3,581
Surplus	117,817	114,649
Accumulated deficit	(53,809)	(34,273)
Accumulated other comprehensive income	3,866	582
Total Shareholders' Equity	138,216	147,457
Total Liabilities and Shareholders' Equity	$2,047,131	$2,300,594
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three and Nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$19,339	$22,921	$61,456	$68,337
Interest on federal funds sold	—	1	—	3
Interest and dividends on securities:
Taxable	1,598	1,562	4,800	3,941
Non-taxable	548	534	1,709	1,588
Interest-bearing deposits	78	110	298	297
TOTAL INTEREST INCOME	21,563	25,128	68,263	74,166
INTEREST EXPENSE
Time deposits of $100 or more	2,326	3,503	7,804	10,138
Other time and savings deposits	3,120	4,699	11,231	13,534
Borrowed funds	484	618	1,594	1,781
TOTAL INTEREST EXPENSE	5,930	8,820	20,629	25,453
NET INTEREST INCOME	15,633	16,308	47,634	48,713
PROVISION FOR LOAN LOSSES	1,956	7,879	17,216	18,072
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,677	8,429	30,418	30,641
NON-INTEREST INCOME:
Service charges on deposit accounts	1,604	1,539	4,385	4,463
Other service fees	905	985	2,833	2,743
Net gain on sales and fees of mortgage loans	1,122	2,683	3,201	5,893
Net gain on sale of securities	1,556	1	2,078	889
Income on investment in bank-owned life insurance	167	251	491	649
Mortgage banking income (loss)	(21)	53	290	169
Other than temporary impairment of securities	(74)	(115)	(116)	(380)
Other income	90	175	334	379
TOTAL NON-INTEREST INCOME	5,349	5,572	13,496	14,805
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,198	8,248	21,861	21,852
Occupancy and equipment expense	1,962	2,298	6,462	6,220
Printing and supplies	141	169	478	702
Data processing	404	380	1,158	1,077
Amortization of core deposit intangible	289	315	892	975
Communications	372	445	1,291	1,339
FDIC assessment	79	1,122	2,757	3,240
Loan collection fees	378	307	1,276	868
Other professional fees	218	392	830	913
Net cost of operation of other real estate owned	759	1,076	3,982	2,788
Loss on sales and impairment of premises and equipment	286	—	1,481	8
Goodwill impairment	—	—	4,944	—
Other	1,877	2,620	6,917	6,902
TOTAL NON-INTEREST EXPENSES	12,963	17,372	54,329	46,884
INCOME (LOSS) BEFORE INCOME TAXES	6,063	(3,371)	(10,415)	(1,438)
INCOME TAX EXPENSE (BENEFIT)	2,384	(1,299)	6,905	(566)
NET INCOME (LOSS)	3,679	(2,072)	(17,320)	(872)
Preferred stock dividend and accretion of preferred stock discount	771	771	2,216	2,313
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$2,908	$(2,843)	$(19,536)	$(3,185)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.15	$(0.18)	(1.09)	$(0.20)
Diluted	$0.15	$(0.18)	(1.09)	$(0.20)
CASH DIVIDENDS PER COMMON SHARE	—	—	—	—
See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three and Nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
NET INCOME (LOSS)	$3,679	$(2,072)	$(17,320)	$(872)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	3,234	994	7,338	2,591
Tax effect	(1,245)	(382)	(2,825)	(997)
Unrealized holding gains on securities available-for-sale, net of tax amount	1,989	612	4,513	1,594
Reclassification adjustment for realized gains	(1,556)	(1)	(1,998)	(889)
Tax effect	599	—	769	343
Reclassification adjustment for realized gains, net of tax amount	(957)	(1)	(1,229)	(546)
OTHER COMPREHENSIVE INCOME, NET OF TAX	1,032	611	3,284	1,048
COMPREHENSIVE INCOME (LOSS)	$4,711	$(1,461)	$(14,036)	$176

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Nine months ended September 30, 2011 and 2010

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income (loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2009	16,129,640	$16,130	$46,152	$3,581	$114,574	$(31,080)	$2,909	$152,266
Net loss	—	—	—	—	—	(872)	—	(872)
Restricted stock issued	15,000	15	—	—	(15)	—	—	—
Discount accretion on preferred stock	—	—	464	—	—	(464)	—	—
Stock option compensation:
stock options	—	—	—	—	57	—	—	57
restricted stock	—	—	—	—	11	—	—	11
Preferred stock dividends	—	—	—	—	—	(1,849)	—	(1,849)
Other comprehensive income	—	—	—	—	—	—	1,048	1,048
BALANCE, SEPTEMBER 30, 2010	16,144,640	$16,145	$46,616	$3,581	$114,627	$(34,265)	$3,957	$150,661

BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,770	$3,581	$114,649	$(34,273)	$582	$147,457
Net loss	—	—	—	—	—	(17,320)	—	(17,320)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Restricted stock issued	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	465	—	—	(465)	—	—
Stock option compensation:
stock options	—	—	—	—	58	—	—	58
restricted stock	—	—	—	—	86	—	—	86
Preferred stock dividends	—	—	—	—	—	(1,751)	—	(1,751)
Other comprehensive income	—	—	—	—	—	—	3,284	3,284
BALANCE, SEPTEMBER 30, 2011	19,526,188	$19,526	$47,235	$3,581	$117,817	$(53,809)	$3,866	$138,216

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,320)	$(872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investment securities	3,483	1,487
Provision for loan losses	17,216	18,072
Net gain on sales of mortgage loans	(3,201)	(5,893)
Other than temporary impairment of investments	116	380
Impairment of goodwill	4,944	—
Increase in cash surrender value of life insurance	(491)	(649)
Depreciation and amortization	2,149	2,314
Loss on sales and impairment of premises and equipment	1,481	8
Net losses on other real estate owned	2,891	1,784
Gain on sale of securities	(2,078)	(889)
Amortization of core deposit intangible	892	975
Deferred tax provision	5,279	4,537
Stock based compensation expense	144	68
Originations of mortgage loans held-for-sale	(407,551)	(559,491)
Proceeds from sales of mortgage loans	447,370	538,900
Decrease in capital lease obligations	28	26
(Increase) decrease in accrued interest receivable	1,500	(393)
(Increase) decrease in other assets	6,224	(1,518)
Increase (decrease) in accrued interest payable	(621)	700
Increase (decrease) in other liabilities	(11)	2,510
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,444	2,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(110,103)	(177,347)
Proceeds from sales of available-for-sale securities	89,111	29,180
Proceeds from maturities of available-for-sale securities	29,930	43,395
Net (increase) decrease in loans	94,863	(2,296)
Proceeds from the redemption of Federal Home Loan Bank stock	2,411	755
Purchases of premises and equipment	(2,823)	(4,048)
Proceeds from the sale of premises and equipment	106	—
Proceeds from the sale of other real estate owned	12,165	5,475
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	115,660	(104,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	37,799	20,229
Net increase (decrease) in time certificates	(274,093)	139,510
Net decrease in borrowed funds	(8,459)	(4,193)
Proceeds from the issuance of common stock	6,402	—
Preferred dividends paid	(616)	(1,849)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(238,967)	153,697

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(60,863)	$50,867

CASH AND CASH EQUIVALENTS:
Beginning of year	229,780	92,337
End of year	$168,917	$143,204

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$21,285	$25,609
Cash paid for income taxes	$26	$13

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$10,781	$15,395
Unrealized gain on investment securities available-for-sale, net of tax effect	$4,513	$1,594

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greensboro, NC. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011. Operating results, for the three and nine months ended September 30, 2011, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2010 Annual Report on Form 10-K.

2. New Accounting Standards

Recently Adopted Accounting Standards

In January 2011, the FASB issued guidance on the “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2010-20”).” The provisions of this guidance require the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses. The amendments in this guidance defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company's statements of income and condition. The deferred requirements of ASU 2010-20 were adopted by the Company in the third quarter of 2011. The adoption of the requirements has resulted in additional disclosures related to its troubled debt restructured loans in Note 9 of the Consolidated Financial Statements.

In April 2011, the FASB issued guidance regarding “A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibiting creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adding factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the standard also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by previously released standards. The provisions of this guidance are effective for the Company's reporting period ending September 30, 2011 and are retrospective to January 1, 2011. The adoption of the standard did not have a material impact on the Company's statements of income and financial condition; however, this guidance did result in an increase in troubled debt restructured loans.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 "Presentation of Comprehensive Income" (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. ASU 2011-05 requirements are effective for public entities as of the beginning of fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company has adopted the standard and the adoption of ASU 2011-05 did not have an impact on the Company's financial condition, results of operations, or cash flows.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

3. Stock-based Compensation

During the three and nine months ended September 30, 2011, 2,300 and 22,600 options were vested, respectively. During the three and nine months ended September 30, 2010, 1,100 and 26,300 options were vested, respectively. At September 30, 2011, there were 31,300 options unvested and no shares available for grants of options other than shares available under the Omnibus Plan.

There were no restricted shares granted in the third quarter of 2011. During the first nine months of 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. The restricted shares granted to date vest over a three-year period. As of September 30, 2011, 1,666 shares of restricted stock are vested and 161,334 shares are nonvested. There were no restricted shares granted in the third quarter of 2010. During the first nine months of 2010, there were 15,000 shares of restricted stock granted at an average fair value of $4.56 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance.

There were no options granted during the first nine months of 2011 or 2010.

The compensation expense related to options and restricted shares was $53,728 for the three-month period ended September 30, 2011 and $144,101 for the nine month period ended September 30, 2011. As of September 30, 2011, there was $391,581 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.2 years. The compensation expense related to options was $24,938 for the three month period ended September 30, 2010 and $68,241 for the nine month period ended September 30, 2010.

There were no options exercised during the three and nine months ended September 30, 2011 and 2010.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

4. Investment Securities

Investment securities at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
After 1 but within 5 years	$23,865	$148	$—	$24,013
	23,865	148	—	24,013
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	607	24	—	631
After 5 but within 10 years	3,820	297	—	4,117
After 10 years	51,921	924	408	52,437
	56,348	1,245	408	57,185
Collateralized mortgage obligations due:
After 5 but within 10 years	18,196	701	—	18,897
After 10 years	122,941	1,611	223	124,329
	141,137	2,312	223	143,226
Private label collateralized mortgage obligations due:
After 5 but within 10 years	313	12	—	325
After 10 years	1,033	—	183	850
	1,346	12	183	1,175
State and municipal securities due:
Within 1 year	622	2	—	624
After 1 but within 5 years	9,025	463	—	9,488
After 5 but within 10 years	23,262	1,342	—	24,604
After 10 years	30,108	1,551	6	31,653
	63,017	3,358	6	66,369
Common and preferred stocks:	1,113	34	37	1,110
Total available-for-sale securities	$286,826	$7,109	$857	$293,078

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
After 1 but within 5 years	$14,547	$6	$3	$14,550
	14,547	6	3	14,550
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	1,040	36	—	1,076
After 5 but within 10 years	7,839	602	—	8,441
After 10 years	41,863	1,132	437	42,558
	50,742	1,770	437	52,075
Collateralized mortgage obligations due:
After 5 but within 10 years	16,063	165	57	16,171
After 10 years	140,021	672	938	139,755
	156,084	837	995	155,926
Private label collateralized mortgage obligations due:
After 5 but within 10 years	406	17	—	423
After 10 years	1,430	—	148	1,282
	1,836	17	148	1,705
State and municipal securities due:
Within 1 year	2,476	18	—	2,494
After 1 but within 5 years	10,680	327	53	10,954
After 5 but within 10 years	21,348	413	236	21,525
After 10 years	38,260	295	906	37,649
	72,764	1,053	1,195	72,622
Common and preferred stocks:	1,113	36	25	1,124
Total available-for-sale securities	$297,086	$3,719	$2,803	$298,002

Mortgage‑backed securities are included in maturity groups based upon stated maturity date. At September 30, 2011, $57.2 million of the Bank's mortgage‑backed securities were pass‑through securities and $144.4 million were collateralized mortgage obligations. At December 31, 2010, $52.1 million of the Bank's mortgage-backed securities were pass-through securities and $157.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three and nine months ended September 30, 2011 were $1.6 million and $2.2 million, respectively. Gross realized gains on the sale of securities for the three and nine months ended September 30, 2010 were $1,000 and $889,000, respectively. There were no losses on the sale of securities available-for-sale for the three and six month periods ended September 30, 2011 and 2010.

Investment securities with carrying values of approximately $113,949,973 and $111,803,619 at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. Securities that have been in a loss position for twelve months or more at September 30, 2011 include two collateralized mortgage obligations and one private label collateralized mortgage obligation. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2010 include one mortgage-backed security, one municipal security and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three and nine months ended September 30, 2010, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
September 30, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government sponsored agencies:
Residential mortgage-backed securities	27,883	408	—	—	27,883	408
Collateralized mortgage obligations	31,692	179	5,437	44	37,129	223
Private label collateralized mortgage obligations	—	—	851	183	851	183
State and municipal securities	1,384	6	—	—	1,384	6
Common and preferred stocks	74	37	—	—	74	37
Total temporarily impaired securities	$61,033	$630	$6,288	$227	$67,321	$857

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$4,569	$3	$—	$—	$4,569	$3
Government sponsored agencies:
Residential mortgage-backed securities	21,637	435	136	2	21,773	437
Collateralized mortgage obligation	76,925	995	—	—	76,925	995
Private label collateralized mortgage obligations	—	—	1,283	148	1,283	148
State and municipal securities	31,775	1,174	276	21	32,051	1,195
Common and preferred stocks, and other	79	25	—	—	79	25
Total temporarily impaired securities	$134,985	$2,632	$1,695	$171	$136,680	$2,803

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $8,263,077 at September 30, 2011 and $12,463,510 at December 31, 2010. Cost method investments at September 30, 2011 include $7,005,300 in FHLB stock and $1,257,777 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at September 30, 2011 and December 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) with two exceptions. The Company's investment in a local community bank was considered to be other than temporarily impaired and $73,848 and $116,003 was charged off in the three and nine months ended September 30, 2011, respectively. During the first nine months of 2010, the Company's investment in a financial services company and two local community banks were considered to be other than temporarily impaired and approximately $379,000 was charged-off. In addition to the impairments listed above, the Company also sold its investment in a financial services company during the first quarter of 2011, resulting in a loss of $79,910.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2011, the Company had commitments outstanding of $282.6 million for additional loan amounts. Commitments of Sidus, the Bank's mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $7.1 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At September 30, 2011, Sidus had $37.0 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $50.3 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three and nine months ended September 30, 2011 excludes 161,334 shares of unvested restricted stock. Weighted average shares outstanding for the three and nine months ended September 30, 2010 excludes 15,000 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic EPS denominator:
Weighted average number of common shares outstanding	19,527,855	16,129,640	17,858,777	16,129,640
Dilutive effect arising from assumed exercise of stock options	—	—	—	—
Diluted EPS denominator	19,527,855	16,129,640	17,858,777	16,129,640

For the three months ended September 30, 2011 and 2010, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter and nine months ended September 30, 2011, there were 356,113 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share. These non-dilutive shares had exercise prices ranging from $3.84 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings (loss)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

per share for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 due to the Company's loss position for those periods.

8. Shareholders' Equity

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53‑87. At September 30, 2011 and 2010, there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and NC Banking Commissioner approval. The Company has committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payment on the trust preferred securities in the second and third quarters of 2011. The total amount of deferred dividends payments as of September 30, 2011 was $1.5 million and is recorded in other liabilities. The Company also may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

9. Derivatives

The Company currently has derivative instrument contracts consisting of interest rate swaps and interest rate lock commitments and commitments to sell mortgages.  The primary objective for each of these contracts is to minimize interest rate risk.  The Company's strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods. The Company does not enter into derivative financial instruments for speculative or trading purposes.  For derivatives that are economic hedges, but are not designated as hedging instruments or otherwise do not qualify for hedge accounting treatment, all changes in fair value are recognized in non-interest income during the period of change.

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $2.1 million at September 30, 2011, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $227,534. The Company had a gain of $54,211 on the interest rate swap asset and a loss of $54,211 on the interest rate swap liability for the three months ended September 30, 2011. The Company had a gain of $68,357 on the interest rate swap asset and a loss of $68,357 on the interest rate swap liability for the nine months ended September 30, 2011. The Company had a gain of $61,438 on the interest rate swap asset and a loss of $61,438 on the interest rate swap liability for the three months ended September 30, 2010. The Company had a gain of $223,011 on the interest rate swap asset and a loss of $223,011 on the interest rate swap liability for the nine months ended September 30, 2010. The interest rate swaps had a notional amount of $2.1 million outstanding as of December 31, 2010. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The Company is exposed to certain risks relating to its ongoing mortgage origination business. Sidus, the Bank's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company's fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company's interest rate lock commitments is based on the value that can be generated when the underlying loan is sold on the secondary market and is included on the balance sheet in other assets and on the income statement in mortgage banking income (loss). The fair value of the Company's forward sales commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the balance sheet in other assets or other liabilities and on the income statement in mortgage banking income (loss).

At September 30, 2011, Sidus had $37.0 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $50.3 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

recorded in other liabilities was $(120,556) at September 30, 2011. The fair value of the interest rate lock commitments recorded in assets was $329,739 at September 30, 2011. Recognition of gains related to the change in fair value of the interest rate lock commitments and forward sales commitments were $100,565 for the three months ended September 30, 2011, and are included in mortgage banking income (loss). Recognition of losses related to the change in fair value of the interest rate lock commitments and losses on forward sales commitments were $56,698 for the nine months ended September 30, 2011, and are included in mortgage banking income (loss). Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $189,721 for the three months ended September 30, 2010, and are included in mortgage banking income (loss). Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $251,631 for the nine months ended September 30, 2010, and are included in mortgage banking income (loss). At December 31, 2010, Sidus had $119.2 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $167.6 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $104,810 at December 31, 2010. The fair value of the forward sales commitments recorded in other assets was $161,071 at December 31, 2010.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at September 30, 2011 and December 31, 2010 by class:

	September 30,	December 31,
	2011	2010
	(in thousands)
Construction and land development	$229,789	$300,877
Commercial real estate:
Owner occupied	349,521	309,198
Non-owner occupied	242,488	312,231
Residential mortgages:
1-4 family	179,457	174,536
Multifamily	33,183	29,268
Home equity lines of credit	204,364	209,319
Commercial	174,040	199,696
Consumer and other	59,975	65,003
Total	1,472,817	1,600,128
Less: Net deferred loan origination fees	783	411
Allowance for loan losses	(33,673)	(37,752)
Loans, net	$1,439,927	$1,562,787

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $592.0 million and $621.4 million at September 30, 2011 and December 31, 2010, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Construction/development lending totaled $229.8 million and $300.9 million at September 30, 2011 and December 31, 2010, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $179.5 million and $174.5 million at September 30, 2011 and December 31, 2010, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
Commercial Loans. At September 30, 2011 and December 31, 2010, the Bank's commercial loan portfolio totaled $174.0 million and $199.7 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $60.0 million and $65.0 million at September 30, 2011 and December 31, 2010, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loan Approvals. The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review. Responsibility for loan review and loan underwriting resides with the Chief Credit Officer position. This position is responsible for loan underwriting and approval. On an annual basis, the Board of Directors of the Bank determines officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.

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

The Bank uses a risk grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses for real estate, commercial and consumer loans. In this program, risk grades are initially assigned by loan officers, reviewed by regional credit officers, and reviewed by internal credit review analysts on a test basis. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank's market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

for each customer. New or renewed loans that are graded 5 (special mention) or lower must have approval from a regional credit officer. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered.

The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the regional credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of credit quality within specific loan types. In some cases the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers' cash flows, with asset values considered only as a second source of payment. Regional credit officers work with lenders in underwriting, structuring and risk grading the Bank's credits. The Risk Review Officer focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

The following is a summary of the credit risk grade definitions for all loan types:

“1” - Highest Quality- These loans represent a credit extension of the highest quality. The borrower's historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets.

“2” - Good Quality- These loans have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher graded borrower. This loan carries a normal level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the highest quality loans.

“3” - Satisfactory- The borrowers are a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. Historic financial information may indicate erratic performance, but current trends are positive. Quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans. If adverse circumstances arise, the impact on the borrower may be significant.

“4” - Satisfactory - Merits Attention- These credit facilities have potential developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank's debt in the future.

“5” - Watch or Special Mention - These loans are typically existing loans, made using the passing grades outlined above, that have deteriorated to the point that cash flow is not consistently adequate to meet debt service or current debt service coverage is based on projections. Secondary sources of repayment may include specialized collateral or real estate that is not readily marketable or undeveloped, making timely collection in doubt.

“6” - Substandard- Loans and other credit extensions bearing this grade are considered inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions jeopardizing repayment of principal and interest as originally intended. Clear loss potential, however, does not have to exist in any individual assets classified as substandard.

“7” - Impaired (also includes any loans over 90 days past due, excluding sold mortgages )- Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

“8” - Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following is a summary of credit quality indicators by class at September 30, 2011 and December 31, 2010:

Real Estate Credit Exposure as of September 30, 2011
		Commercial Real Estate
	Construction	Non-owner occupied	Owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$—	$127	$428	$—	$135
Good Quality	556	123	34	1,756	—	7,681
Satisfactory	32,119	58,358	113,124	95,077	8,769	129,449
Merits Attention	110,138	140,223	180,389	61,302	21,430	57,383
Special Mention	43,457	23,060	20,441	8,195	1,265	4,418
Substandard	7,234	7,418	13,503	3,619	634	2,825
Doubtful	36,285	13,306	21,903	9,080	1,085	2,473
Loss	—	—	—	—	—	—
	$229,789	$242,488	$349,521	$179,457	$33,183	$204,364

Other Credit Exposures as of September 30, 2011
	Commercial	Consumer and other
	(in thousands)
High Quality	$2,910	$2,166
Good Quality	5,064	1,711
Satisfactory	50,548	29,133
Merits Attention	80,732	24,948
Special Mention	11,380	1,166
Substandard	14,537	201
Doubtful	8,869	650
Loss	—	—
	$174,040	$59,975

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Real Estate Credit Exposure as of December 31, 2010
		Commercial Real Estate
	Construction	Non-owner occupied	Owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$—	$132	$440	$—	$153
Good Quality	612	195	1,535	1,924	—	8,465
Satisfactory	53,704	73,825	98,531	95,541	7,964	132,155
Merits Attention	124,699	163,648	150,494	55,300	19,922	57,513
Special Mention	49,369	37,018	27,478	6,966	90	4,938
Substandard	37,798	24,219	15,132	7,117	311	3,012
Doubtful	34,695	13,326	15,896	7,248	981	3,083
Loss	—	—	—	—	—	—
	$300,877	$312,231	$309,198	$174,536	$29,268	$209,319

Other Credit Exposures as of December 31, 2010
	Commercial	Consumer and other
	(in thousands)
High Quality	$5,005	$1,952
Good Quality	6,620	1,589
Satisfactory	63,472	34,841
Merits Attention	78,188	24,424
Special Mention	31,311	1,224
Substandard	6,391	311
Doubtful	8,709	662
Loss	—	—
	$199,696	$65,003

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of September 30, 2011 and December 31, 2010.

Nonperforming loans as of September 30, 2011 totaled $70.8 million, or 4.76% of total loans, compared with $65.4 million, or 3.96% of total loans, as of December 31, 2010. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has increased from 490 to 520 since December 31, 2010. The increase in nonperforming loans from December 31, 2010 to September 30, 2011 is related primarily to continued deterioration of previously classified loans and the addition of troubled debt restructured loans which will remain on nonaccrual status until sufficient payment evidence is obtained. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $2.0 million for the nine months ended September 30, 2011.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The following is a breakdown of nonaccrual loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$31,840	$25,833
Commercial Real Estate:
Non-owner occupied	9,834	10,767
Owner occupied	13,233	12,829
Mortgages:
1-4 Family first lien	7,999	7,889
Multifamily	1,085	967
Home Equity lines of credit	2,458	3,068
Commercial	3,755	3,420
Consumer and other	571	627
Total	$70,775	$65,400

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank's aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
September 30, 2011	(in thousands)
Construction	$5,747	$3,771	$15,399	$24,917	$204,872	$229,789
Commercial real estate:
Non-owner occupied	1,626	1,760	3,208	6,594	235,894	242,488
Owner occupied commercial	2,974	871	5,487	9,332	340,189	349,521
Commercial	1,144	223	2,124	3,491	170,549	174,040
Mortgages:
Secured 1-4 family- first lien	2,156	695	2,977	5,828	173,629	179,457
Multifamily	7	49	987	1,043	32,140	33,183
Open ended secured 1-4 family	1,729	574	884	3,187	201,177	204,364
Consumer and other	240	173	120	533	59,442	59,975
Total	$15,623	$8,116	$31,186	$54,925	$1,417,892	$1,472,817

December 31, 2010
Construction	$5,747	$3,951	$11,542	$21,240	$279,637	$300,877
Commercial real estate:
Non-owner occupied	1,616	722	530	2,868	309,363	312,231
Owner occupied commercial	5,814	1,635	5,464	12,913	296,285	309,198
Commercial	1,086	949	241	2,276	197,420	199,696
Mortgages:
Secured 1-4 family- first lien	3,457	1,988	5,643	11,088	163,448	174,536
Multifamily	845	150	40	1,035	28,233	29,268
Open ended secured 1-4 family	2,388	211	2,045	4,644	204,675	209,319
Consumer and other	669	285	232	1,186	63,817	65,003
Total	$21,622	$9,891	$25,737	$57,250	$1,542,878	$1,600,128

Impaired Loans. Management considers certain loans graded “impaired” (loans graded 7) or “loss” (loans graded 8) to be individually impaired and may consider “substandard” loans (loans graded 6) individually impaired depending on the borrower's payment history. The Bank measures impairment based upon probable cash flows or the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of larger loans if the appraisal is more than 12 months old.

Impaired loans for all classes of loans typically include nonaccrual loans, loans over 90 days past due still accruing, troubled debt restructured loans and other potential problem loans considered impaired based on other underlying factors. Troubled debt restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower's weakened financial condition. Interest on troubled debt restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur and a sustained payment performance period is obtained. Due to the borrowers' inability to make the payments required under the original loan terms, the Bank modifies the terms by granting a longer amortized repayment structure or reduced interest rates.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or troubled debt restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. Impaired loans under $250,000 are typically not individually evaluated for impairment.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2011 and December 31, 2010:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2011	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$26,951	$38,249	$—	$22,835	$81	$26,288	$139
Commercial real estate:
Non-owner occupied	10,958	14,212	—	6,640	59	8,591	155
Owner occupied	17,469	20,006	—	10,104	88	13,166	175
Commercial	5,197	5,221	—	2,560	42	3,636	126
Mortgages:
Secured 1-4 family real estate	3,428	3,851	—	2,372	14	2,851	24
Multifamily	295	309	—	299	—	304	—
Open ended secured 1-4 family	396	425	—	707	—	725	—
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$5,720	$6,357	$1,602	$9,159	$2	$8,740	$5
Commercial real estate:
Non-owner occupied	50	50	12	2,517	—	4,994	—
Owner occupied	2,668	2,737	241	3,209	7	5,891	22
Commercial	2,145	2,150	1,703	1,067	24	5,218	71
Mortgages:
Secured 1-4 family real estate	550	579	269	1,010	2	2,331	6
Multifamily	440	467	53	460	—	454	—
Open ended secured 1-4 family	735	750	228	749	—	720	—
Consumer and other	121	132	23	130	—	129	—
Total impaired loans
Construction	$32,671	$44,606	$1,602	$31,994	$83	$35,028	$144
Commercial real estate:
Non-owner occupied	11,008	14,262	12	9,157	59	13,585	155
Owner occupied	20,137	22,743	241	13,313	95	19,057	197
Commercial	7,342	7,371	1,703	3,627	66	8,854	197
Mortgages:
Secured 1-4 family real estate	3,978	4,430	269	3,382	16	5,182	30
Multifamily	735	776	53	759	—	758	—
Open ended secured 1-4 family	1,131	1,175	228	1,456	—	1,445	—
Consumer and other	121	132	23	130	—	129	—
Total impaired loans individually reviewed for impairment	$77,123	$95,495	$4,131	$63,818	$319	$84,038	$723

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2010
Impaired loans without a related allowance for loan losses
Construction	$21,677	$32,573	$—	$11,427	$230
Commercial real estate:
Non-owner occupied commercial real estate	5,732	6,660	—	2,380	99
Owner occupied commercial real estate	11,573	13,892	—	5,109	207
Commercial	1,998	2,630	—	1,226	45
Mortgages:
Secured 1-4 family real estate	3,122	4,056	—	1,427	64
Multifamily	310	315	—	192	13
Open ended secured 1-4 family	953	961	—	294	12
Consumer and other	—	—	—	72	5
Impaired loans with a related allowance for loan losses
Construction	$11,116	$12,845	$2,141	$16,379	$263
Commercial real estate:
Non-owner occupied commercial real estate	6,484	6,861	1,096	5,758	141
Owner occupied commercial real estate	5,077	5,104	860	4,416	134
Commercial	5,435	5,435	1,318	4,266	101
Mortgages:
Secured 1-4 family real estate	2,133	2,225	343	3,270	57
Multifamily	469	476	82	159	9
Open ended secured 1-4 family	898	898	439	780	14
Consumer and other	134	135	35	73	3
Total impaired loans
Construction	$32,793	$45,418	$2,141	$27,806	$493
Commercial real estate:
Non-owner occupied commercial real estate	12,216	13,521	1,096	8,138	240
Owner occupied commercial real estate	16,650	18,996	860	9,525	341
Commercial	7,433	8,065	1,318	5,492	146
Mortgages:
Secured 1-4 family real estate	5,255	6,281	343	4,697	121
Multifamily	779	791	82	351	22
Open ended secured 1-4 family	1,851	1,859	439	1,074	26
Consumer and other	134	135	35	145	8
Total impaired loan individually reviewed for impairment	$77,111	$95,066	$6,314	$57,228	$1,397

Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $67,000 and $47,000 as of September 30, 2011 and December 31, 2010, respectively. The following table presents

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

information regarding the change in all purchased impaired loans from the Company's acquisition of American Community on April 17, 2009 through September 30, 2011.

	Contractual
	Principal	Nonaccretable	Carrying
	Receivable	Difference	Amount
	(in thousands)
Balance at December 31, 2009	$5,388	$497	$4,891
Change due to payoff received	(1,234)	(20)	(1,214)
Transfer to foreclosed real estate	(1,345)	(159)	(1,186)
Change due to charge-offs	(854)	(246)	(608)
Balance at September 30, 2010	$1,955	$72	$1,883

Balance at December 31, 2010	$1,655	$72	$1,583
Change due to payoff received	(249)	(27)	(222)
Balance at June 30, 2011	$1,406	$45	$1,361

At September 30, 2011, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $1.4 million. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of September 30, 2011 were $43.0 million with related reserves of $2.9 million. The following table includes the recorded investment and number of modifications for troubled debt restructured loans for the three and nine months ended September 30, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Three Months Ended September 30, 2011
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Adjustment to Reserves as a Result of the Restructuring
	(in thousands)
Below market interest rate
Construction	2	$1,721	$1,705	$(204)
Secured 1-4 family mortgages	1	150	150	(2)
Total	3	$1,871	$1,855	$(206)

Extended payment terms
Construction	3	$595	$586	$(17)
Commercial real estate:
Non-owner occupied	2	734	139	(6)
Owner occupied	4	6,834	6,404	(101)
Commercial	1	120	120	36
Total	10	$8,283	$7,249	$(88)
Principal payment reduction
Construction	1	$400	$258	$(8)
Commercial	1	16	15	4
Total	2	$416	$273	$(4)

Total	15	$10,570	$9,377	$(298)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Adjustments to Reserves as a Result of the Restructuring

Below market interest rate
Construction	3	$2,221	$2,131	$(251)
Secured 1-4 family mortgages	1	150	150	(2)
Total	4	$2,371	$2,281	$(253)

Extended payment terms
Construction	8	$2,705	$2,449	$(132)
Commercial real estate:
Non-owner occupied	3	1,133	533	(15)
Owner occupied	9	8,230	7,743	(128)
Commercial	3	346	120	33
Secured 1-4 family mortgages	2	327	197	178
Total	25	$12,741	$11,042	$(64)

Principal payment reduction
Construction	4	$3,302	$1,060	$(57)
Commercial real estate:
Owner occupied	1	240	—	(3)
Commercial	2	64	62	3
Open ended secured 1-4 family	1	165	165	71
Total	8	$3,771	$1,287	$14

Total	37	$18,883	$14,610	$(303)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The following table presents loans that were modified as troubled debt restructurings during the nine months ended September 30, 2011 and for which there was a payment default during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms
Construction	1	$221	1	$221
Commercial real estate:
Non-owner occupied	1	1,789	1	1,789
Commercial	—	—	2	226
Secured 1-4 family mortgages	1	120	1	120
Total	3	$2,130	5	$2,356

Principal payment reduction
Construction	1	$797	1	$797
Commercial real estate:
Owner occupied	—	—	1	240
Total	1	$797	2	$1,037

Total	4	$2,927	7	$3,393

In order to comply with the requirements of ASU 2011-02, the Company reviewed modifications occurring since January 1, 2011 that were previously measured under subtopic 450-20. From this review, approximately $2.6 million of additional troubled debt restructured loans were identified. The following table presents the newly identified troubled debt restructured loans and related allowances.

	Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Related Allowance for Loan Losses

Extended payment terms
Construction	2	$428	$426	$24
Commercial real estate:
Non-owner occupied	1	139	139	—
Owner occupied	3	2,115	1,686	69
Commercial	1	120	120	37
Total	7	$2,802	$2,371	$130

Principal payment reduction
Construction	1	$400	$257	$—
Commercial	1	16	15	5
Total	2	$416	$272	$5

Total	9	$3,218	$2,643	$135

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate for probable losses that have been incurred within the existing portfolio of loans. The primary risks inherent in the Bank's loan portfolio, including the adequacy of the allowance or reserve for loan losses, are based on management's assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank's control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $2.0 million for the quarter ended September 30, 2011 as compared to $7.9 million for the quarter ended September 30, 2010; and $17.2 million for the nine months ended September 30, 2011 as compared to $18.1 million for the nine months ended September 30, 2010. The provision expense is determined by the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. During the second quarter of 2011, a new environmental factor was added to reflect changes in real estate market values over the average life of construction and permanent real estate loans. The application of this new factor during the year resulted in additional reserves of approximately $1.3 million. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at September 30, 2011 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The following table presents changes in the allowance for loan losses for the three and nine months ended September 30, 2011:

	December 31, 2010	Charge-offs	Recoveries	Provision	September 30, 2011
	(Amounts in thousands)
Construction	$12,014	$9,050	$1,710	$5,161	$9,835
Commercial real estate:
Non owner occupied	7,150	3,434	52	118	3,886
Owner occupied	5,958	3,382	109	2,967	5,652
Commercial	4,335	2,513	389	2,574	4,785
Mortgages:
Secured 1-4 family- first lien	3,706	2,364	161	2,734	4,237
Multifamily	424	11	—	161	574
Open ended secured 1-4 family	3,298	2,659	97	3,187	3,923
Consumer and other	867	569	169	314	781
	$37,752	$23,982	$2,687	$17,216	$33,673

	June 30, 2011	Charge-offs	Recoveries	Provision	September 30, 2011
	(Amounts in thousands)
Construction	$10,770	$1,175	$630	$(390)	$9,835
Commercial real estate:
Non owner occupied	4,280	1,101	—	707	3,886
Owner occupied	6,701	546	3	(506)	5,652
Commercial	4,020	489	278	976	4,785
Mortgages:
Secured 1-4 family- first lien	4,514	584	84	223	4,237
Multifamily	526	—	—	48	574
Open ended secured 1-4 family	4,012	973	17	867	3,923
Consumer and other	829	156	77	31	781
	$35,652	$5,024	$1,089	$1,956	$33,673

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of September 30, 2011	(Amounts in thousands)
Construction	$1,602	$32,671	$8,233	$197,118
Commercial real estate:
Non owner occupied	12	11,008	3,874	231,480
Owner occupied	241	20,137	5,411	329,384
Commercial	1,703	7,342	3,082	166,698
Mortgages:
Secured 1-4 family- first lien	269	3,978	3,968	175,479
Multifamily	53	735	521	32,448
Open ended secured 1-4 family	228	1,131	3,695	203,233
Consumer and other	23	121	758	59,854
	$4,131	$77,123	$29,542	$1,395,694

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2010	(Amounts in thousands)
Construction	$2,141	$32,793	$9,873	$268,084
Commercial real estate:
Non owner occupied	1,096	12,216	6,054	300,015
Owner occupied	860	16,650	5,098	292,548
Commercial	1,318	7,433	3,016	192,262
Mortgages:
Secured 1-4 family- first lien	343	5,255	3,363	169,281
Multifamily	82	779	342	28,489
Open ended secured 1-4 family	439	1,851	2,859	207,468
Consumer and other	35	134	832	64,869
	$6,314	$77,111	$31,437	$1,523,016

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The following table presents changes in the allowance for loan losses for the three and nine months ended September 30, 2010:

	December 31, 2009	Charge-offs	Recoveries	Provision	September 30, 2010
	(Amounts in thousands)
Construction	$19,978	$11,360	$313	$8,312	$17,243
Commercial real estate:
Non owner occupied	9,756	1,790	9	848	8,823
Owner occupied	6,423	2,171	202	1,660	6,114
Commercial	3,299	2,899	383	3,855	4,638
Mortgages:
Secured 1-4 family- first lien	3,926	2,117	69	1,777	3,655
Multifamily	493	—	42	(144)	391
Open ended secured 1-4 family	3,401	2,391	66	1,958	3,034
Consumer and other	1,349	581	263	(194)	837
	$48,625	$23,309	$1,347	$18,072	$44,735

	June 30, 2010	Charge-offs	Recoveries	Provision	September 30, 2010
	(Amounts in thousands)
Construction	$15,823	$2,300	$152	$3,568	$17,243
Commercial real estate:
Non owner occupied	8,167	194	—	850	8,823
Owner occupied	7,756	1,539	13	(116)	6,114
Commercial	4,559	1,185	139	1,125	4,638
Mortgages:
Secured 1-4 family- first lien	3,635	731	—	751	3,655
Multifamily	329	—	1	61	391
Open ended secured 1-4 family	3,109	1,683	5	1,603	3,034
Consumer and other	928	158	30	37	837
	$44,306	$7,790	$340	$7,879	$44,735

The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans grouped by loan type.

The Company's loan charge-off policy for all loan classes is to charge down loans to net realizable value once a portion of the loan is determined to be uncollectable, and the underlying collateral shortfall is assessed. Unsecured loans (primarily consumer loans) are charged off against the reserve once the loan becomes 90 days past due or it is determined that a portion of the loan is uncollectable. Secured loans (primarily construction, real estate, commercial and other loans) are moved to nonaccrual status when the loan becomes 90 days delinquent or a portion of the loan is determined to be uncollectable and supporting collateral is not considered to be sufficient to cover potential losses. Nonaccrual loans are reviewed at least quarterly to determine if all or a portion of the loan is uncollectable. Nonaccrual loans that are determined to be solely collateral dependent are promptly charged down to net realizable value upon determination that they are impaired.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $242,000 and $204,000 as of September 30, 2011 and December 31, 2010, respectively.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of September 30, 2011, the Company had reserves for mortgage loans sold of $2.1 million, and charges against reserves for the nine months ended September 30, 2011 were $305,000. There were no charges against reserves for the three months ended September 30 2011.  For the nine months ended September 30, 2011 the Company recorded $18,000 and $435,000, respectively, in provision expense related to potential repurchase and warranties exposure on the $58 million in loan sales that occurred during that period. For the nine months ended September 30, 2010 the Company recorded $469,000 in provision expense related to potential repurchase and warranties exposure and charges against reserves were $307,000.  For the three months ended September 30, 2010 charges against reserves were $109,000. The Company did not record any provision expense related to potential repurchase and warranties exposure for the three months ended September 30, 2010. For the quarter ended September 30, 2011 the Company repurchased one loan in the amount of $103,000. The Company did not repurchase any mortgage loans sold for the quarter ended September 30, 2010. As of December 31, 2010, the Company had reserves for mortgage loans sold of $2.0 million.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended September 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Locks and Forward Loan Sale Commitments

Sidus, the Company's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At September 30, 2011, the amount of fair value associated with these interest rate lock commitments and forward loan sale commitments was $329,739 and $(120,556), respectively. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $104,810 and $161,071, respectively. Interest rate locks and forward loan sale commitments are recorded at fair value on a recurring basis. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end, typically month end. The fair value of interest rate lock commitments is based on servicing release premium, origination income net of origination costs, and changes in loan pricing between the commitment date and period end, typically month end. There have been no changes in valuation techniques for the quarter ended September 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, June 30, 2011 and 2010	$16	$394
Gains/losses included in other income	314	694
Transfer in and out	—	—
Balance, September 30, 2011 and 2010	$330	$1,088

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2010 and 2009	$105	$(791)
Gains/losses included in other income	225	1,879
Transfer in and out	—	—
Balance, September 30, 2011 and 2010	$330	$1,088

Mortgage Servicing Rights

Mortgage servicing rights are recorded at fair value on a recurring basis. A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights from December 31, 2010 to September 30, 2011 and December 31, 2009 to September 30, 2010 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, June 30, 2011 and 2010	$2,193	$1,960
Capitalized	71	161
Gains/losses included in other income	(248)	(80)
Balance, September 30, 2011 and 2010	$2,016	$2,041

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2010 and 2009	$2,144	$1,918
Capitalized	266	342
Gains/losses included in other income	(394)	(219)
Balance, September 30, 2011 and 2010	$2,016	$2,041

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held-for-sale as Level 2. At September 30, 2011 and December 31, 2010, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, at quarter end the Company's loans held-for-sale were carried at cost. There have been no changes in valuation techniques for the quarter ended September 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, the majority of impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

The following table presents a rollforward of interest rate swaps from December 31, 2010 to September 30, 2011, and from December 31, 2009 to June 20, 2010 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, June 30, 2011	$173	$173
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	55	55
Balance, September 30, 2011	$228	$228

Balance, June 30, 2010	$162	$162
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	61	61
Balance, September 30, 2010	$223	$223

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	69	69
Balance, September 30, 2011	$228	$228

Balance, December 31, 2009	$—	$—
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	223	223
Balance, September 30, 2010	$223	$223

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO on a nonrecurring basis. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. The Company records foreclosed assets as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2011. Valuation techniques are consistent with techniques used in prior periods.

Assets (liabilities) subjected to recurring fair value adjustments:

September 30, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$24,013	$—	$24,013	$—
Government sponsored agencies:
Residential mortgage-backed securities	57,185	—	57,185	—
Collateralized mortgage obligations	143,226	—	143,226	—
Private label collateralized mortgage obligations	1,175	—	1,175	—
State and municipal securities	66,369	—	66,369	—
Common and preferred stocks	1,110	1,110	—	—
Interest rate swap agreements	228	—	—	228
Interest rate swap agreements	(228)	—	—	(228)
Interest rate lock commitments	330	—	—	330
Forward loan sale commitments	(121)	—	(121)	—
Mortgage servicing rights	2,016	—	—	2,016

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

December 31, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$14,550	$—	$14,550	$—
Government sponsored agencies:
Residential mortgage-backed securities	52,075	—	52,075	—
Collateralized mortgage obligations	155,926	—	155,926	—
Private label collateralized mortgage obligations	1,705	—	1,705	—
State and municipal securities	72,622	—	72,622	—
Common and preferred stocks	1,124	1,124	—	—
Interest rate swap agreements	159	—	—	159
Interest rate swap agreements	(159)	—	—	(159)
Interest rate lock commitments	105	—	—	105
Forward loan sale commitments	161	—	161	—
Mortgage servicing rights	2,144	—	—	2,144

Assets subjected to nonrecurring fair value adjustments:

	Fair Value	Level 1	Level 2	Level 3
September 30, 2011 (Amounts in thousands)
Other real estate owned	$5,216	$—	$—	$5,216
Impaired loans:
Construction	4,118	—	—	4,118
Commercial real estate:
Non-owner occupied	38	—	—	38
Owner occupied	2,427	—	—	2,427
Commercial	442	—	—	442
Mortgages:
Secured 1-4 family real estate	281	—	—	281
Multifamily	387	—	—	387
Open ended secured 1-4 family	507	—	—	507
Consumer and other	98	—	—	98

December 31, 2010
Other real estate owned	$2,941	$—	$—	$2,941
Impaired loans:
Construction	8,975	—	—	8,975
Commercial real estate:
Non-owner occupied	5,388	—	—	5,388
Owner occupied	4,217	—	—	4,217
Commercial	4,117	—	—	4,117
Mortgages:
Secured 1-4 family real estate	1,790	—	—	1,790
Multifamily	387	—	—	387
Open ended secured 1-4 family	459	—	—	459
Consumer and other	99	—	—	99

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The carrying value of OREO at September 30, 2011 is $21,307,262. At December 31, 2010 the carrying value of OREO was $25,582,234. Other real estate owned with a carrying amounts of $7.5 million were written down to their fair value of $5.2 million for the nine months ended September 30, 2011 and have been included in the table above, resulting in a loss of $2.3 million, which was included in earnings.

There were no transfers between valuation levels for any assets during the quarter ended September 30, 2011 or the quarter ended September 30, 2010. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at September 30, 2011 and December 31, 2009:

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$168,917	$168,917	$229,780	$229,780
Investment securities	293,078	293,078	298,002	298,002
Loans and loans held-for-sale, net	1,453,728	1,383,696	1,613,206	1,541,071
Accrued interest receivable	6,447	6,447	7,947	7,947
Federal Home Loan Bank stock	7,005	7,005	9,416	9,416
Investment in Bank owned life insurance	25,769	25,769	25,278	25,278
Interest rate swap agreements	228	228	159	159
Interest rate lock commitments	330	330	105	105
Forward sales commitments	—	—	161	161
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	843,751	843,846	805,951	805,951
Time deposits	940,361	949,250	1,214,455	1,227,628
Borrowed funds	108,309	108,997	116,768	117,741
Accrued interest payable	2,681	2,681	3,302	3,302
Interest rate swap agreements	228	228	159	159
Forward sales commitments	121	121	—	—

The carrying amounts of cash and cash equivalents approximate their fair value.

The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.

For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held‑for‑sale approximates the lower of cost or market as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0%.

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.

The investment in bank-owned life insurance represents the cash value of the policies at September 30, 2011 and December 31, 2010. The rates are adjusted annually thereby minimizing market fluctuations.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2011 and December 31, 2010, respectively. The fair value of fixed‑maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

The fair values of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized.

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

13. Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

Goodwill relating to the Sidus acquisition is evaluated by management on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. For the first six months of 2011, Sidus had experienced losses of $2.6 million due to declines in revenues and one-time expenses for severance and termination costs. During the second quarter of 2011, management made the strategic decision to exit out of the wholesale market and concentrate the focus on retail mortgage sales. As a result of these triggering events, goodwill related to the Sidus acquisition was evaluated for impairment as of June 30, 2011.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the Sidus reporting unit was developed using the income and market approaches to value Sidus.  The income approach consisted of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for Sidus.   Significant inputs to the income approach included the multiple of earnings derived from recent acquisitions, an annual discount rate of 25% representing investors' estimated long-term required rate of return, and projected long-term earnings for the reporting units. A significant discount rate was applied to the projections due to the fact that Sidus had sustained losses for the first six months of 2011 and had recently exited its wholesale business. The market valuation approach utilized price-to-book value multiple and EBITDA multiples. Significant inputs to the price-to-book value multiple approach included a weighted-average multiple of long-term book value of 0.84 derived from southeast industry data, and long-term tangible book values of 1.06 for the reporting units.

The valuation had declined over the last twelve months as investors have demanded a higher return for equity investments in the mortgage business due to sustained weakness in the industry. Earnings multiples had declined and discount rates increased as discussed in the paragraph above. These industry trends coupled with losses for the first six months of 2011, changes in the regulatory environment and additional costs associated with those changes, and risks associated with recourse decreased expected future earnings and resulted in management reducing its internal valuations. The lower valuations resulted in goodwill impairment.

We updated our Step 1 goodwill impairment testing as of June 30, 2011.  The results of this Step 1 process indicated that the estimated fair value of Sidus was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with accounting for Intangibles- Goodwill and other.  The Step 2 analysis included an allocation of estimated fair value of the entity and allocated that value to identifiable tangible and intangible assets and liabilities as determined in Step 1. Assumptions included in the fair value of net assets included current market rates for loans. Based on the Step 2 analysis, it was determined that Sidus' fair value did not support the goodwill recorded; therefore, Sidus recorded a $4.9 million goodwill impairment charge to write-off all of its goodwill.   This non-cash goodwill impairment charge to earnings was recorded as a component of non-

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

interest expense on the consolidated statement of income (loss). The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2011:

	Banking Segment	Sidus Segment	Total
Balance as of December 31, 2010
Goodwill	$—	$4,943,872	$4,943,872
Impairment losses	—	(4,943,872)	(4,943,872)
Balance as of September 30, 2011	$—	$—	$—
Accumulated impairment losses	$(61,565,768)	$(4,943,872)	$(66,509,640)

14. Business Segment Information

The Company has two reportable segments, including the Bank and Sidus Financial, a single member LLC with the Bank as the single member. Sidus is headquartered in Greensboro, North Carolina and offers mortgage banking services to its customers throughout the Southeast. The following table details the results of operations for the three and nine months ended September 30, 2011 and 2010 for the Bank and for Sidus.

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2011
Interest income	$21,400	$163	$—	$21,563
Interest expense	5,738	—	192	5,930
Net interest income	15,662	163	(192)	15,633
Provision for loan losses	1,922	34	—	1,956
Net interest income (loss) after provision for loan losses	13,740	129	(192)	13,677
Other income	4,281	1,122	(54)	5,349
Other expense	11,299	1,662	2	12,963
Income (loss) before income taxes	6,722	(411)	(248)	6,063
Income taxes	2,384	—	—	2,384
Net income (loss)	$4,338	$(411)	$(248)	$3,679

Total assets	$2,026,753	$23,142	$(2,764)	$2,047,131
Net loans	1,439,927	—	—	1,439,927
Loans held for sale	357	13,444	—	13,801

For Nine Months Ended September 30, 2011
Interest income	$67,351	$912	$—	$68,263
Interest expense	19,891	162	576	20,629
Net interest income	47,460	750	(576)	47,634
Provision for loan losses	17,162	54	—	17,216
Net interest income (loss) after provision for loan losses	30,298	696	(576)	30,418
Other income	10,431	3,201	(136)	13,496
Other expense	42,408	11,891	30	54,329
Loss before income taxes	(1,679)	(7,994)	(742)	(10,415)
Income taxes	6,905	—	—	6,905
Net loss	$(8,584)	$(7,994)	$(742)	$(17,320)

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($3,286 in 2011), the Bank's Investment in Sidus ($3,000 in 2011), and the Bank's A/R from Sidus ($614 in 2011). Also included in this column are Holding Company assets ($1,258 in 2011) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2010
Interest income	$24,567	$561	$—	$25,128
Interest expense	8,567	45	208	8,820
Net interest income	16,000	516	(208)	16,308
Provision for loan losses	7,828	51	—	7,879
Net interest income (loss) after provision for loan losses	8,172	465	(208)	8,429
Other income	2,988	2,684	(100)	5,572
Other expense	15,091	2,217	64	17,372
Income (loss) before income tax benefit	(3,931)	932	(372)	(3,371)
Income tax benefit	(1,299)	—	—	(1,299)
Net income(loss)	$(5,230)	$932	$(372)	$(4,670)
Total assets	$2,247,183	$87,889	$(64,283)	$2,270,789
Net loans	1,596,652	—	—	1,596,652
Loans held for sale	50	76,149	—	76,199
Goodwill	—	4,944	—	4,944

For Nine Months Ended September 30, 2010
Interest income	$72,841	$1,325	$—	$74,166
Interest expense	24,768	108	577	25,453
Net interest income	48,073	1,217	(577)	48,713
Provision for loan losses	17,791	281	—	18,072
Net interest income (loss) after provision for loan losses	30,282	936	(577)	30,641
Other income	9,233	5,894	(322)	14,805
Other expense	40,984	5,616	284	46,884
Income (loss) before income tax benefit	(1,469)	1,214	(1,183)	(1,438)
Income tax benefit	(566)	—	—	(566)
Net income(loss)	$(2,035)	$1,214	$(1,183)	$(2,004)
________________________

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($59,180 in 2010), the Bank's Investment in Sidus ($3,000 in 2010), and the Bank's A/R from Sidus ($50 in 2010). Also included in this column are Holding Company assets ($2,053 in 2010) and Holding Company income and expenses.

15. Private Placement

On May 6, 2011, the Company completed the private placement of 3,081,867 shares of common stock (the "Private Placement") to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the Private Placement. On June 23, 2011, the Company's shareholders approved the Private Placement which permitted the Company pursuant to Nasdaq Rule 5635(c) to issue the Company's directors and executive officers additional shares of common stock in the amount of 151,681 shares so that the directors and executive officers were able to invest on the same terms as other investors that participated in the Private Placement. The Company issued 3,233,548 shares of common stock in total as a result of the Private Placement. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes.

16. Income Taxes

Income tax expense for the three and nine months ended September 30, 2011 was $2.4 million and $6.9 million, respectively, compared to income tax benefit of $1.3 million for the three months ended September 30, 2010, and $566,000 for the nine months ended September 30, 2010. The significant increase in income tax expense for the nine months ended September 30, 2011 is attributable to valuation allowances for deferred tax assets of $11.0 million recorded in the second quarter of 2011. The following

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

table presents the provision for income taxes for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(in thousands)
Current:
Federal	$1,627	$(3,314)
State	—	—
	1,627	(3,314)
Deferred:
Federal	(5,120)	2,943
State	(602)	(195)
	(5,722)	2,748
Increase in valuation allowance for deferred tax assets	11,000	—
Total income taxes	$6,905	$(566)

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$13,205	$14,809
Other than temporary impairment	807	467
Accrued liabilities	272	529
OREO property	1,264	680
Net operating loss	7,699	4,652
Other	1,835	515
	25,082	21,652
Less: Valuation Allowance	(11,000)	—
	$14,082	$21,652

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(2,459)	$(333)
FMV adjustment related to mergers	(233)	(50)
Depreciation	(1,980)	(2,215)
Prepaid expenses	(327)	(357)
Core deposit intangible	(1,579)	(1,929)
Noncompete intangible	(232)	(232)
Goodwill	1,083	(764)
Other	(125)	(137)
	$(5,852)	$(6,017)
Net deferred tax asset	$8,230	$15,635

As of September 30, 2011, deferred tax assets of $25.1 million reduced by a valuation allowance of $11.0 million and $5.9 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $8.2 million. Deferred tax assets of $21.6 million as of December 31, 2010, reduced by $6.0 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $15.6 million.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

In evaluating whether the Company will realize the full benefit of its net deferred tax asset, it considers both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, etc. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to a cumulative three-year, pre-tax loss position, significant net operating losses in 2011, and ongoing stress on the Company's financial performance from elevated credit losses, the Company has reserved $11.0 million against deferred tax assets as of September 30, 2011. In future periods, the Company may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.

The Company is currently considering and implementing a variety of tax planning strategies in an attempt to increase after tax income and taxable earnings, which will increase the likelihood of the Company to recognize its deferred tax assets. These tax planning strategies include repositioning the Company's municipal securities portfolio to taxable securities and sale of various assets.

The Company's loss carryforwards for the tax period ending September 30, 2011 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009. The expiration of the loss carryforwards for the tax period ending September 30, 2011 are as follows:

	Net Operating Loss Carryforward at September 30, 2011	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	17,151	2031
Yadkin Valley State Tax	19,290	2031
Total Loss Carryforwards	$39,210

The following table presents a reconciliation of applicable income taxes for the nine months ended September 30, 2011 and 2010 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2011	2010
	(in thousands)
Tax expense at statutory rate on income before income taxes	$(3,645)	$(503)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(651)	(603)
State income tax, net of federal benefits	(391)	(127)
Income from bank-owned life insurance	(172)	(227)
Valuation allowance on deferred tax assets	11,000	—
Other	764	894
Total income taxes	$6,905	$(566)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the "SEC") and the following:

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

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

These risks are exacerbated by the developments in national and international financial markets that have persisted over the past several years, and we are unable to predict what effect these uncertain market conditions will continue to have on us. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the three and nine months periods ended September 30, 2011 and 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Position

Total assets at September 30, 2011 were $2,047.1 million, a decrease of $253.5 million, or 11.0%, compared to assets of $2,300.6 million at December 31, 2010. The loan portfolio, net of allowance for losses, was $1,439.9 million compared to $1,562.8 million at December 31, 2010. Gross loans held-for-investment decreased by $126.9 million, or 7.9%. The allowance for loan losses decreased $4.1 million driven primarily by decreases in classified loans for the nine months ended September 30, 2011, decreased charge-offs in 2011 as compared to 2010, as well as an overall decrease in loans held-for-investment. Total watch list and substandard loans were $163.4 million as compared to $257.0 million as of December 31, 2010, a decrease of $93.6 million. Offsetting the decreases in criticized loans and gross loan balances were increases in other qualitative factors impacted by rising unemployment and continued regulatory and economic uncertainty See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Mortgage loans held-for-sale decreased by $36.6 million, or 72.6%, from December 31, 2010 to September 30, 2011 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. During the second quarter of 2011, the Company made the decision to exit wholesale markets focusing its efforts on retail based mortgage lending leading to the overall decrease in loans held-for-sale as of September 30, 2011. Mortgage loans closed in the first nine months of 2011 ranged from a low of $10.6 million in August to a high of $79.8 million in January and totaled $407.6 million. Mortgage loans closed during the nine months ended September 30, 2010 totaled $585.0 million.

The securities portfolio decreased from $298.0 million at December 31, 2010, to $293.1 million at September 30, 2011, a decrease of $4.9 million. The portfolio is comprised of securities of U.S. government agencies (8.2%), mortgage-backed securities (68.8%), state and municipal securities (22.6%), and publicly traded common and preferred stocks (0.4%).

Other assets decreased $12.8 million due largely to the fact that the Company recorded an $11.0 million valuation allowance against deferred tax assets in the second quarter of 2011. OREO decreased $4.3 million due to sales of $12.2 million and losses of $2.9 million for the nine months ended September 30, 2011. Foreclosures for the nine months ended were $10.8 million.

Deposits decreased $236.3 million, or 11.7%, comparing September 30, 2011 to December 31, 2010. Overall, noninterest-bearing demand deposits increased $12.3 million, or 5.7%, NOW, savings, and money market accounts increased $25.5 million, or 4.3%, while certificates of deposit (“CODs”) over $100,000 decreased $93.2 million, or 19.5%, and other CODs decreased $180.9 million, or 24.5%. The Bank had advertised several promotional rates for certificates of deposits in the prior year which are now beginning to mature thus leading to a runoff in certificates of deposits in 2011.

Borrowed funds decreased $8.5 million, or 7.2%, comparing September 30, 2011 to December 31, 2010. Advances from FHLB and overnight borrowings decreased $12.2 million, while repurchase agreements increased $3.7 million. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $27.0 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty after five years.

Other liabilities and accrued interest payable combined increased by $558,000, or 4.1%, from December 31, 2010 to September 30, 2011. Increases in other liabilities resulted from an increase in preferred dividends payable of $1.1 million and accrued property taxes of $302,000. Offsetting the increases in other liabilities was a $495,000 decrease in accounts payable and a decrease in accrued interest payable of $621,000, or 18.8%, which resulted from a 11.7% decrease in deposits and timing differences.

At September 30, 2011, total shareholders' equity was $138.2 million, or a book value of $4.66 per common share, compared to $147.5 million, or a book value of $6.24 per common share, at December 31, 2010. The Company's equity to assets ratio was 6.75% and 6.41%, at September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the Company's and the Bank's various capital ratios as of September 30, 2011, and December 31, 2010. The Company and the Bank exceeded the minimum regulatory capital ratios as of September 30, 2011, as well as the ratios to be considered "well capitalized." We have committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The recent increase in liquidity caused the Bank to fall below this level. However, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of the Bank, and infusing additional capital at the Bank level. The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Although this helped improve capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the capital position.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	September 30, 2011		December 31, 2010
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	11.4%	11.0%	10.6%	10.5%
Tier 1 risk-based capital ratio	10.3%	9.7%	9.4%	9.2%
Leverage ratio	7.9%	7.6%	7.2%	7%

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

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 20.8% at September 30, 2011 compared to 23.4% at December 31, 2010. Additional liquidity is provided by $59.6 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $178.0 million available for use as a source of collateral. At September 30, 2011, brokered deposits totaled $23.1 million, or 1.3% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at September 30, 2011.

The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At September 30, 2011, the balance of funds acquired through the One-Way Buy product totaled $20.0 million, compared to $50.6 million at December 31, 2010.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At September 30, 2011, CDARS® reciprocal deposits totaled $2.6 million, compared to $20.2 million at December 31, 2010.

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

The Company currently has derivative instrument contracts consisting of interest rate swaps and interest rate lock commitments and commitments to sell mortgages.  The primary objective for each of these contracts is to minimize interest rate risk.  The Company's strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods. The Company has no market risk sensitive instruments held for trading purposes. The Company's exposure to market risk is reviewed regularly by management.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At September 30, 2011, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank has currently fallen below this level, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of Bank, and infusing additional capital at the Bank level.

Results of Operations
Net income for the three-month period ended September 30, 2011 was $3.7 million before preferred dividends, compared to a net loss of $2.1 million in the same period of 2010. Net income to common shareholders for the three-month period ended September 30, 2011 was $2.9 million. Net loss to common shareholders for the three-month period ended September 30, 2010 was $2.8 million. Basic and diluted income per common share were $0.15 for the three-month period ended September 30, 2011. Basic and diluted losses per common share were $0.18 for the three month period ended September 30, 2010. On an annualized basis, third quarter results represent a return on average assets of 0.55% at September 30, 2011 compared to (0.51)% at September 30, 2010, and a return on average equity of 8.49% compared to (7.37)% at September 30, 2010.
Net loss for the nine month period ended September 30, 2011 was $17.3 million before preferred dividends, compared to a net loss of $872,000 in the same period of 2010. Net loss to common shareholders for the nine months ended September 30, 2011 was $19.5 million, compared to a net loss to common shareholders of $3.2 million for the nine months ended September 30, 2010. Basic and diluted losses per common share were $1.09 for the nine months ended September 30, 2011. Basic and diluted losses per common share were $0.20 for the nine months ended September 30, 2010. On an annualized basis, year-to-date results represent a return on average assets of (1.20)% at September 30, 2011 compared to (0.29)% at September 30, 2010, and a return on average equity of (18.23)% compared to (4.16)% at September 30, 2010.

Net Interest Income

Net interest income, the largest contributor to earnings, decreased $675,000, or 4.1%, to $15.6 million in the third quarter of 2011, compared with $16.3 million in the same period of 2010. The decrease was attributable to a decrease in interest income on loans which resulted from a decrease in average loans of $182.6 million and a compression in loan interest related to the reversal of interest on nonaccrual loans. During the quarter ended September 30, 2011, the Company corrected the allocation of interest payments on certain nonaccrual loans that had been modified. This correction led to the reversal of interest income for the previous five quarters. While the correction in any one quarter was not a material difference, a total of $557,000 was reversed out of interest income during the quarter ended September 30, 2011 thus causing a decrease in the net interest margin.

Net interest income for the nine months ended September 30, 2011 decreased to $47.6 million from $48.7 million when compared to the same period in 2010. The decrease was attributable to a decrease in interest income on loans which resulted from a decrease in average loans of $139.1 million and a compression in loan interest related to increased nonaccrual loans. Offsetting the decrease in interest income, was a decrease in yields on interest bearing liabilities over 2010 which resulted from the repricing of liabilities to lower rates, as well as a change in the mix of depository accounts from higher yielding CDs to lower yielding money market and savings accounts. The net interest margin increased to 3.22% in the first nine months of 2011 from 3.21% in the first nine months of 2010. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the nine months ended September 30, 2011 increased to 3.17% as compared to 3.07% for the nine months ended September 30, 2010. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Federal funds sold	$—	$—	—%	$2,029	$3	0.22%
Interest-bearing deposits	151,137	299	0.26%	161,434	297	0.25%
Investment securities (1)	307,654	7,266	3.16%	206,941	6,231	4.03%
Total loans (1)(2)(6)	1,553,468	61,577	5.30%	1,692,518	68,468	5.41%
Total interest-earning assets	2,012,259	69,142	4.59%	2,062,922	74,999	4.86%
Non-earning assets	155,488			140,893
Total assets	$2,167,747			$2,203,815
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$550,217	$2,768	0.67%	$398,904	$2,373	0.8%
Savings	56,354	79	0.19%	54,874	103	0.25%
Time certificates	1,063,044	16,189	2.04%	1,251,289	21,196	2.26%
Total interest bearing deposits	1,669,615	19,036	1.52%	1,705,067	23,672	1.86%
Repurchase agreements sold	41,210	317	1.03%	46,851	294	0.84%
Borrowed funds (7)	65,490	1,276	2.61%	77,273	1,487	2.57%
Total interest-bearing liabilities	1,776,315	20,629	1.55%	1,829,191	25,453	1.86%
Non-interest bearing deposits	226,422			207,996
Shareholders' equity	143,309			154,401
Other liabilities	21,701			12,227
Total average liabilities and shareholders' equity	$2,167,747			$2,203,815
Net interest income (3) and interest rate spread (5)		48,513	3.04%		$49,546	3%
Net interest margin (4)			3.22%			3.21%
__________________________

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

(6)	Interest income on loans for 2011 and 2010 includes $499 and $1,359, respectively, in accretion of fair market value adjustments related to recent mergers

(7)	Interest expense on deposits and borrowings in 2011 and 2010 includes $322 and $776, respectively, in accretion of fair market value adjustments related to recent mergers.

Provisions and Allowance for Loan Losses

Adequacy of the allowance or reserve for loan losses of the Bank is a significant estimate that is based on management's assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank's control. In estimating these loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.

The allowance for loan losses was $33.7 million at September 30, 2011, or 2.29% of loans held-for-investment, as compared to $37.8 million, or 2.36% of loans held-for-investment, at December 31, 2010. Decreases in the allowance for loan losses were due to decreased charge-offs in the third quarter of 2011, decreased criticized loans and an overall decrease in gross loans since December 31, 2010. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

improvements in underlying credit exposures. These decreases were partially offset by continued concerns about the economy and real estate markets.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $33.7 million in total allowance for loan losses at September 30, 2011, the specific allowance for impaired loans accounted for $4.1 million, down from $6.3 million at year end as collateral dependent impaired loans are charged down to fair value. The remaining general allowance, $29.6 million, was attributed to performing loans and was down slightly from $31.5 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 2.13% as of September 30, 2011 as compared to 2.06% as of December 31, 2010. The decrease in the general allowance was driven primarily by a decrease in substandard and watch loans of $93.6 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans.  Also contributing to the decrease in the general allowance for loan losses was a 7.9% decrease in gross loans as of September 30, 2011 as compared to December 31, 2010.  Offsetting the decreases in criticized loans and decreases in loan balances were increases in other qualitative factors including rising unemployment in the region and overall uncertainty in the current regulatory environment.

Net loan charge offs (recoveries) were $3.9 million, or 1.04% (annualized), of average loans, for the three months ending September 30, 2011 compared to $7.4 million, or 1.75% (annualized), of average loans for the three months ending September 30, 2010. The decrease in charge-offs for the quarter is the result of overall improvement in loan quality for remaining loans. For the nine months ended September 30, 2011, net loan charge offs (recoveries) were $21.3 million, or 1.83% (annualized) of average loans compared to $22.0 million, or 1.73% (annualized) of average loans, for the nine months ended September 30, 2010.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of September 30, 2011. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The continued downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with significant weaknesses. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

Our real estate portfolio has approximately $229.8 million of construction loans, $592.0 million of commercial real estate loans, $176.0 million in first lien mortgage loans, $204.4 million in home equity lines of credit and $3.5 million in junior lien mortgage loans as of September 30, 2011.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.  The majority of these borrowers are having financial difficulties.  Normally, these loans are repaid with the proceeds from the sale of the developed property. We are also seeing declines in commercial real estate values and the greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in significant charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $7.3 million and $6.7 million, respectively, for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, net charge-offs (recoveries) of construction and commercial real estate loans were $11.0 million and $3.7 million, respectively.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

As of September 30, 2011, $19.0 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $21.7 million as of December 31, 2010. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) increased from $91.0 million to $92.1 million as of December 31, 2010 and September 30, 2011, respectively. Nonperforming assets as a percentage of total assets increased to 4.50% as of September 30, 2011 as compared to 3.95% as of December 31, 2010, due primarily to a decrease in total assets since December 31, 2010. Total OREO decreased from approximately $25.6 million at December 31, 2010 to $21.3 million at September 30, 2011, as the result of $12.2 million in sales, loss on sales of $586,000 and writedowns of $2.3 million, offset by $10.8 million in additions. Total nonaccrual loans increased from $65.4 million, or 3.96% of total loans, at December 31, 2010 to $70.8 million, or 4.76% of total loans, at September 30, 2011. The increases in nonaccrual and impaired loans are the result of continued economic strain in our markets during the past three months as well as an increase in troubled debt restructured loans. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. As a result, over 38% of nonperforming loans are held at fair market value with losses already recognized on these loans. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $4.1 million, down from $6.3 million at year end, due to the charge-off of collateral dependent impaired loans to fair value.

The increase in nonperforming loans from December 31, 2010 to September 30, 2011 is related primarily to the addition of troubled debt restructured loans which will remain on nonaccrual status until sufficient payment evidence is obtained. Approximately 44.1% of loans in nonaccrual status are not currently past due 30 days or more.  The total number of loans on nonaccrual has increased from 490 to 520 since December 31, 2010. The average nonaccrual loan balance is $131,000 and $129,000 as of December 31, 2010 and September 30, 2011, respectively.  At September 30, 2011, 94% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer totaled $3.4 million of land development loans which had previously been charged down to fair market value and no additional reserves were specifically assigned to the loans. Nonaccrual loans also include three other large relationships each totaling $2.9 million, $2.2 million and $2.0 million, respectively.  The first relationship is a loan secured by a real estate retail strip center with a specific reserve of $344,308 due to repayment that is partially dependent on unstabilized property cash flow.  The second relationship consists of three real estate development loans.  The cumulative reserve to cover these loans is $1.3 million.  The third relationship is a golf course loan with a reserve of $21,321.  These loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Noninterest Income

•
Service charges on deposit accounts increased $65,000, or 4.2%, as total NSF fees (a major component of service charges) increased $178,000, or 2.5%. The increase in NSF fees is due to the introduction of a new uncollected funds fee on June 1, 2011.

•
Other service fees decreased $80,000 when comparing the third quarter of 2011 to the prior year due primarily to decreases in commissions and fees on mortgages originated of $190,000 from the previous year. These decreases were offset by increases in commissions and fees on annuity and mutual funds of $107,000.

•
Net gain on the sale of mortgages decreased approximately $1.6 million, or 58.2%, as the Company decided to exit wholesale markets in the second quarter of 2011. Mortgage loans sold decreased from $248 million in the third quarter of 2010 to $44 million in the third quarter of 2011.

•	Net gain on sale of investment securities increased $1.6 million, as the Company sold approximately $50.0 million in securities during the quarter.

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by 33.5% during the three month period ended September 30, 2011, as certain benefits under the policies were terminated and the calculation for cost of benefits was updated based on current employee and insurance information.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

•	Mortgage banking income decreased approximately $74,000 for the quarter due to a decrease in the fair value of mortgage servicing rights and a decrease in the servicing fees received.

•	Other income decreased by approximately $85,000, or 48.6%, for the quarter primarily related to $48,000 of fees received in the prior year for interest rate swap transactions.

For the nine months ended September 30, 2011, total noninterest income decreased approximately $1.3 million, or 8.8%, as compared to the nine months ended September 30, 2010. A decrease in the gain on sale of mortgages of $2.7 million made up the majority of the decrease. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased $78,000, or 1.7%, as total NSF fees (a major component of service charges) decreased $75,000, or 2.5%, as new legislation regarding overdraft fees was implemented in the third quarter of 2010. Service charges on depository accounts, including NOW, savings, and money market account service charges decreased 1.1%.

•
The increase in other service fees of $90,000 was due primarily to increases in commissions and fees on mutual funds and annuities of $382,000 from the previous year. These increases were offset by decreases in commissions and fees on mortgages originated of $325,000.

•
Net gain in the sale of mortgages decreased approximately $2.7 million, or 45.7% due to a decrease in originations in 2011, and changes in pricing plans which led to decreased returns in the wholesale markets. The Company decided to exit the wholesale market during the second quarter of 2011.

•	Net gain on sale of investment securities also increased $1.2 million, or 133.7%, as the Company sold approximately $89.1 million in securities year-to-date.

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by 24.4% during the nine months ended September 30, 2011, as certain benefits under the policies were terminated and the calculation for cost of benefits was updated based on current employee and insurance information.

•	Mortgage banking income increased approximately $121,000 for the nine months ended September 30, 2011 due to an increase in service fees.

•
Other income decreased by approximately $45,000, or 12.0%, year-to-date primarily due to a $80,000 decrease in miscellaneous other income due to fees income from interest rate swaps recorded in the prior year.

Noninterest Expense

Total noninterest expenses were $13.0 million for the third quarter of 2011, compared to $17.4 million in the same period of 2010, a decrease of $4.4 million, or 25.4%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended September 30, 2011 and 2010 was 0.62%, and 0.77%, respectively. Efficiency ratios for the three months ended 2011 and 2010 were 59.60% and 71.34%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. Noninterest expenses were $54.3 million for the nine months ended September 30, 2011, compared to $46.9 million for the same period of 2010, an increase of $7.4 million or 15.9%. Efficiency ratios for the nine months ended September 30, 2011 and 2010 were 86.18% and 71.34%, respectively. The largest contributor to the increase in noninterest expense was a $4.9 million goodwill impairment charge and an increase in OREO related expenses. See additional disclosures and discussions regarding goodwill impairment in Footnote 13 to the financial statements.

The following is a summary of the fluctuations, other than goodwill impairment, for the quarter and nine months ended September 30, 2011 as compared to September 30, 2010.

•
Quarter-to-date, salaries and employee benefit expenses decreased by $2.0 million, or 24.9%. The major components of this decrease are summarized as follows:  Salaries and wages decreased $1.3 million due to personnel reductions and due to the fact that $825,000 in severance costs related to prior year branch closures were recorded in the third quarter of 2010. Other personnel expenses also decreased $506,000 as certain benefits were terminated.  Commission expenses decreased by $72,000 as mortgage origination production at the Bank decreased.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

•
Year-to-date, salaries and employee benefit expenses increased slightly by $9,000, or .04%, due partially to the fact that in the prior year the Company recorded an adjustment to previously accrued incentive expenses which decreased incentive expenses by $628,000 in 2010. This increase was offset by decreases in salaries and wages. The other major components of salaries and benefit expenses are summarized as follows:  Salaries and wages decreased by $659,000 due to employee reductions since the prior year.  Employee benefits and insurance and other personnel expenses decreased $652,000. Offsetting the increases were deferral of salaries and benefit costs related to loan originations (used to directly offset salary expense), which decreased $492,000 due to decreased loan originations in 2011 as compared to 2010. Commission expenses decreased by $98,000 as mortgage origination production at the Bank decreased.

•
Occupancy and equipment expenses decreased by $336,000, or 14.6%, for the quarter due to branch closures in the second quarter of 2011. Occupancy and equipment expenses increased $242,000, or 3.9% year-to-date. This increase attributable to the accrual of $401,000 in lease termination costs related to branch closures in the prior quarter, offset by the overall decrease in expenses from closures occurring late 2010 and in 2011.

•
Printing and supplies decreased by $28,000, or 16.6%, comparing the third quarter 2011 with the third quarter 2010. Year-to-date printing and supplies expense decreased $224,000, or 31.9%. Decreases are the result of cost cutting measures by management as well as the introduction of electronic statements for customers who no longer wish to receive paper statements.

•
Data processing expense increased $24,000, or 6.4%, for the quarter and increased $81,000, or 7.5%, for the year. Increase year-over-year is due to normal fluctuations in transaction volume and timing.

•	Communication expense decreased $73,000, or 16.4%, for the third quarter compared to the third quarter of 2010. Year-to-date communication expense decreased $48,000, or 3.6%.

•
FDIC assessment expenses decreased $1.0 million for the quarter and decreased $483,000 for the year, due to changes in the calculation of assessments which resulted in an adjustment to prepaid amounts.

•
Net cost of operation of other real estate owned decreased $317,000 compared to the third quarter of 2010, and increased $1.2 million year-over-year due to additional writedowns of $2.3 million which resulted from continued declines in real estate values, as well as loss on sales of $495,000.

•
Quarter-to-date other operating expenses (including other professional fees, loan collection fees, impairment of premises and equipment, and amortization of core deposit intangibles) decreased approximately $586,000, or 16.1%. Decreases in other professional fees of $174,000 and a decrease in provisions for off balance sheet items of $229,000 made up the majority of the decrease. These decreases were offset by an increase in losses on disposal and impairments of fixed assets of $286,000 related to branch closures. Loan collection fees also increased $71,000.

•
Year-to-date other operating expenses (including other professional fees, loan collection fees, losses on premises and equipment and amortization of core deposit intangibles) increased approximately $1.7 million, or 17.9%. Losses on disposal of fixed assets related to branch closures accounted for $1.5 million of the increase. Loan collection fees also increased by $408,000. These increases were offset by a $83,000 decrease in other professional fees.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2011 was $2.4 million and $6.9 million, respectively, compared to income tax benefit of $1.3 million for the three months ended September 30, 2010, and $566,000 for the nine months ended September 30, 2010. The significant increase is attributable to valuation allowances for deferred tax assets of $11.0 million recorded in the second quarter of 2011, as well as pre-tax income recorded for the quarter ended September 30, 2011 as compared to a pre-tax loss in the prior quarter. The effective tax rate for the three and nine months ended September 30, 2011 was 39.32% and 66.29% as compared to 38.53% and 39.36% for the three and nine months ended September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned "Liquidity, Interest Rate Sensitivity and Market Risk" is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. The acquisition of American Community and expansion into new market areas in North and South Carolina have marketing risks that are mitigated by retaining the American Community brand name in these markets. Credit risk associated with loans acquired in the merger are part of the overall discussion of credit risk in the sections captioned “Provision and Allowance for Loan Losses” and “Non-Performing Assets.”

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

Part II. Other Information

Item 1.     Legal Proceedings
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.
Item 5. Other Information
On June 23, 2011, the shareholders of the Company voted for an advisory vote on executive compensation to be held every three years. On September 15, 2011, the Company's Board of Directors, based on the results of the shareholder vote, approved the frequency of an advisory vote on executive compensation every three years.
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

_________________

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011

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

October 28, 2011

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2011