Form 10-K
period 2011-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2012-02-29
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

Commission File Number 000-52099

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $37 million based on the closing sale price of $2.09 per share on June 30, 2011. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 28, 2012 was 19,526,188.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

Form 10-K Table of Contents

PART I
CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and which statements are inherently subject to risks and uncertainties. These statements are based on many assumptions and estimates and are not guarantees of future performance. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” ”could,” ”should,” ”will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of Yadkin Valley Financial Corporation, its subsidiary bank, and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

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

•
results of examinations by the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Banking Commission (the “Commission”) and other regulatory authorities, including the possibility that any such regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

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

•
changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and regulations adopted thereunder, changes in federal and/or state laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury's TARP Capital Purchase Program and other governmental initiatives affecting the financial services industry;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Between 2008 and 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices in Iredell and Mecklenburg counties in North Carolina under the assumed name “Piedmont Bank, a division of Yadkin Valley Bank and Trust Company.” On January 1, 2004, the Bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga and Avery counties in North Carolina, under the assumed name “High Country Bank, a division of Yadkin Valley Bank and Trust Company.” On October 1, 2004, the Bank acquired Sidus Financial, LLC (“Sidus”), a mortgage lender that continues to operate as a wholly owned subsidiary. The Bank acquired Cardinal State Bank, of Durham, North Carolina (“Cardinal”) on March 31, 2008 and operates the former Cardinal State Bank offices in Durham, Granville and Orange Counties, North Carolina, under the assumed name “Cardinal State Bank, a division of Yadkin Valley Bank and Trust Company.” On April 16, 2009, the Company acquired American Community Bancshares, Inc., and its subsidiary, American Community Bank of Monroe, North Carolina (“American Community”) and continues to operate the former American Community offices in Union and Mecklenburg counties in North Carolina and York and Cherokee counties in South Carolina, under the assumed name “American Community Bank, a division of Yadkin Valley Bank and Trust Company.” We operate in the central piedmont, research triangle area and the northwestern region of North Carolina and the upstate piedmont area of South Carolina. Our common stock is listed on The Nasdaq Global Select Market ("Nasdaq") under the trading symbol “YAVY.”

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

The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million and is recorded in other liabilities. The Company also may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

During 2009, the Bank established five North Carolina limited liability companies (LLCs), Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC and Green Street V, LLC. The purpose of LLCs is to hold, maintain and sell real estate properties acquired by the Bank.

On May 6, 2011, the Company completed a private placement of 3,081,867 shares of common stock (the "Private

Placement") to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the Private Placement. On June 23, 2011, the Company's shareholders approved the Private Placement which permitted the Company, pursuant to Nasdaq Rule 5635(c), to issue to the Company's directors and executive officers, for no additional consideration, 151,681 additional shares of common stock, enabling the directors and executive officers to invest on the same terms as other investors that participated in the Private Placement. Including this additional issuance, the Company issued a total 3,233,548 shares of common stock as a result of the Private Placement. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes.

The Company’s principal executive offices are located at 209 North Bridge Street, Elkin, North Carolina 28621-3404, and the telephone number is (336) 526-6300. Our periodic securities reports on Forms 10-K and 10-Q and our current securities reports on Form 8-K are available on our website at www.yadkinvalleybank.com under the heading “About Us – News & Press Releases.” The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

At December 31, 2011, the Company had total assets of $1,993.2 million, net loans held for investment of $1,418.1 million, deposits of $1,731.3 million, and shareholders’ equity of $140.6 million. The Company had a net loss to common shareholders of $17.4 million and diluted losses per share of $0.95 for the year ended December 31, 2011. The Company had a net loss to common shareholders of $3.2 million and $77.5 million and diluted losses per share of $0.20 and $5.23 for the years ended December 31, 2010 and 2009, respectively. The increase in net loss from 2010 to 2011 was due to the write-off of goodwill in the amount of $4.9 million, and a decrease in gains of sale of mortgages of $4.5 million. The decrease in net loss from 2009 to 2010 in the Bank segment was a direct result of the write-off of goodwill in the amount of $61.6 million in the 2009. In addition, provisions for loan losses also decreased $24.1 million between 2009 and 2010. The Sidus segment contributed $7.9 million to net losses in 2011 and $2.5 million to net income in 2010. In 2011, the Company made the executive decision to exit out of the wholesale mortgage business in order to focus on its retail mortgage line of business. See Note 19 to the Consolidated Financial Statements for segment information for the past three years.

Business Offices. Yadkin operates 34 full-service banking offices and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), East Bend, Jonesville and Yadkinville (Yadkin County) under the Yadkin name. The Bank has a loan production office in Wilmington, NC (New Hanover County) operating under the Yadkin name. The offices in Statesville and Mooresville (Iredell County), and Cornelius and Huntersville (Mecklenburg County) are operated under the Piedmont Bank assumed name. The offices in Boone (Watauga County) and Linville (Avery County) are operated under the High Country Bank assumed name. We operate three offices in Durham (Durham County) and one office in Hillsborough (Orange County) and one office in Creedmoor (Granville County) under the Cardinal State Bank assumed name. Offices in Monroe, Indian Trail and Marshville (Union County), Charlotte and Mint Hill (Mecklenburg County); as well as offices in Tega Cay, South Carolina (York County) and Gaffney and Blacksburg, South Carolina (Cherokee County) are operated under the American Community Bank assumed name.

Banking Market. The Bank’s current banking market consists of the central piedmont counties (2010 population) of Iredell (159,000), Mecklenburg (920,000), and Union (201,000), the research triangle counties of Durham (268,000) and Granville (60,000) and the northwestern counties of Ashe (27,000), Avery (18,000), Surry (74,000), Watauga (51,000), Wilkes (69,000) and Yadkin (38,000) in North Carolina and the upstate counties of South Carolina of York (226,000) and Cherokee (55,000) counties, and to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 in the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee. The acquisition of Cardinal State Bank added Granville and Durham Counties along Interstates 40 and 85 in the “Triangle” area of central North Carolina to our market area (Source- United States Census Bureau).

We believe Yadkin’s market area is well diversified and strong. The 13 counties in which our branches are located had an estimated 2010 population of almost 2.2 million people. Median family income in 2010 for these counties was $57,000. Over 99% of the work force is employed in nonagricultural wage and salary positions. The government employs approximately 10% of the work force. The major non-governmental employment sectors were retail trade (10%), health and social assistance (13%), manufacturing (10%), accommodation and food services (8%), finance and insurance (7%) and administrative and waste services (7%). (Source-NC Dept of Commerce & US Census Bureau).

Competition. Commercial banking in North Carolina and South Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of one of the ten largest commercial banks in the United States, which has branches located in the Yadkin Market.

The following table summarizes Yadkin’s share of the deposit market in each of the thirteen counties as of June 30, 2011.

County	Total Number of Branches	Yadkin Valley Bank Branches	Total Amount of Deposits (000's)	Yadkin Valley Bank Deposits (000's)	Yadkin Valley Bank % of Market Deposits
North Carolina:
Ashe	12	2	513,550	166,314	32%
Avery	9	1	249,672	22,997	9%
Durham	70	4	5,299,082	185,922	4%
Granville	12	1	520,564	23,915	5%
Iredell	59	6	2,148,116	255,129	12%
Mecklenburg	243	6	152,580,987	249,667	<1%
Surry	29	2	1,245,783	167,179	13%
Union	40	3	1,543,309	179,005	12%
Watauga	20	3	1,094,159	126,417	12%
Wilkes	21	2	755,241	107,564	14%
Yadkin	11	3	522,893	231,294	44%
South Carolina:
Cherokee	14	3	473,723	92,900	20%
York	56	1	2,013,635	24,451	1%

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

The Bank strives to offer its products and services in the manner that meets its customers’ expectations. For those customers who prefer to do their banking in a hands-on, face-to-face manner, we believe the Bank offers exceptional personal service. Customers who want to do their banking when and where they choose are able to utilize the automated teller machines, credit and debit card programs, and a full range of internet-based banking options.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•
The EESA, approved by Congress and signed by former President Bush on October 3, 2008, which, among other provisions, allowed the Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of mark-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013 which has since been permanently increased pursuant to the Dodd-Frank Act that was signed into law on July 21, 2010 (as discussed below);

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

•
In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. See “Incentive Compensation” for more information.

•
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

▪
The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

▪
The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

▪
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

▪
Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

▪
The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out−of−state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

▪
Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

▪
The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

▪
The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm−Leach−Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, the Company's capital position, the cost to the Company of alternative capital, and the Company's strategy for the use of additional capital, to determine whether it is prudent to participate.

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

On July 24, 2009, the Company issued 13,312 shares of Series T-ACB Preferred Stock, each with a liquidation preference of $1,000 per share, to the Treasury for $13.2 million pursuant to the CPP. Additionally, the Company issued a warrant to purchase up to 273,534 shares of common stock to the Treasury as a condition to its participation in the CPP. The warrant has an exercise price of $7.30 per share, is immediately exercisable and expires 10 years from the date of issuance. Proceeds from this sale of the preferred stock were used for general corporate purposes, including supporting the continued growth and lending in the communities served by the Bank. The terms of the Series T-ACB Preferred Stock are the same as the Series T Preferred Stock issued to Treasury on January 16, 2009.

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

The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million. The Company also may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on its trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

Proposed Legislation and Regulatory Action

Internationally, both the Basel Committee and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).

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

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December

31, 2009 are exempt from these capital deductions entirely.
When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5.0%).

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

Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations impacting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Further, new regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act") significantly expanded the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

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

As noted above, provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities (“TRUPs”) as Tier 1 capital beginning in 2013. One-third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as Yadkin, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital TRUPs issued after such date.

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. In addition, the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2011, the Bank’s Tier 1 capital ratio and total capital ratio were 10.2% and 11.5%, respectively. As of December 31, 2011, the Company’s Tier 1 capital ratio and total capital were 10.6% and 11.8%, respectively. The Company completed the Private Placement during the second quarter of 2011 for proceeds of $6.4 million. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes. Although this helped improve the Company's capital ratios, management continues to monitor capital levels closely and evaluate options which would improve the Bank's capital position. We believe we have sufficient capital to support our operations for the foreseeable future. We may at some point; however, need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.

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

As described above, in December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. banking agencies have indicated informally that they expect final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin's capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock or our Series T-ACB Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock and Series T-ACB Preferred Stock have been paid in full. Also, prior to July 24, 2012, so long as the Treasury owns shares of the Series T or Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. We also may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock in the future given liquidity levels at the holding company. Because we deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on our trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million. We are able to defer interest payments on our trust preferred securities for up to twenty consecutive quarters without being deemed in default. However, if we defer a total of six dividends payments on our Series T or Series T-ACB Preferred Stock, whether consecutive or not, Treasury would be entitled to elect two directors to Yadkin's board of directors. This right would continue until Yadkin paid all due but unpaid dividends. Additionally, prior to July 24, 2012, so long as the Treasury owns shares of the Series T or Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

In additional, the Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner (as defined below) approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place. Dividends from the Bank are the Company's primarily source of funds for payment of dividends to its shareholders.

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

Yadkin Valley Bank and Trust Company

As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the Commission through the North Carolina Commissioner of Banks (the “Commissioner”) and its applicable federal regulator is the FDIC. The Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000.

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

    Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

As noted above, effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd−Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Pursuant to the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company became able to acquire banks in states other than its home state, beginning in September 1995, without regard to the permissibility of such acquisition under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state, prior to the July 1, 1997 effective date, determined to “opt out” of coverage under this provision. In addition, the Interstate Banking and Branching Efficiency Act authorized a bank to open new branches in a state in which it does not already have banking operations if such state enacted a law permitting such “de novo” branching.

North Carolina opted-in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks (including national banks with their home office in North Carolina) to establish de novo branches in that home state under substantially the same terms as allowed in North Carolina. Because some states imposed greater limits on de novo branching by out of state banks, prior to the Dodd-Frank Act, this provided a limited barrier of entry into the North Carolina banking market.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as North Carolina. This change effectively permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo to be opened would permit a bank chartered by that sate to open a de novo branch.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2011, no reserves were required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $11.5 million and $59.5 million, and additional reserves were required on aggregate balances in excess of $59.5 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2012, no reserves will be required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $11.5 million and $59.5 million, and additional reserves are required on aggregate balances in excess of $59.5 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2011, the Bank met its reserve requirements.

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

Dividends. Under federal banking law, no cash dividend may be paid if a bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default on any deposit insurance assessment due to the FDIC. The Bank is currently prohibited from paying dividends to the Company without prior FDIC and Commissioner approval. There can be no assurances such approval would be granted or with regard to how long these restrictions will remain in place.

Insurance of Deposits. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $998,639 to the FDIC.

In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods. At December 31, 2011, we had a prepaid assessment to the FDIC of $3.2 million compared to $6.4 million at December 31, 2010.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution is defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system became effective as of April 1, 2011.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2011 equaled 5.765 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

As described above, in December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. banking agencies have indicated informally that they expect final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

As of December 31, 2011, the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank is currently below this level at 7.99%, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, and decreasing the asset size of the Bank. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position of the Bank.

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

Number of Employees

At December 31, 2011, the Company had 430 full-time employees (including our executive officers) and 51 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

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

Negative developments in the financial industry and the domestic and international credit markets, and the economy in general, may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation, legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

In response to the challenges facing the financial services sector, a number of regulatory and legislative actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

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

Also, our loan losses could exceed our allowance for loan losses. As of December 31, 2011, approximately 70% of our loan portfolio was composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than repayment of residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

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

As of December 31, 2011, our outstanding commercial real estate loans were equal to 326% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 90.3% of our interest income for the year ended December 31, 2011. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Yadkin may identify material weaknesses in its internal control over financial reporting that may adversely affect Yadkin’s ability to properly account for non-routine transactions.

As we have grown and expanded, we have added, and expect to acquire or continue to add, businesses and other activities that complement our core retail and commercial banking functions. For example, we acquired American Community in a transaction that closed in April 2009. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can, and have, influenced management's internal control system. While we make every effort to thoroughly understand any new activity or acquired entity's business process and properly integrate it into the Company, we encountered difficulties that impacted our internal controls over financial reporting in 2007 and in 2008, and can give no assurance that we will not encounter additional operational and financial reporting difficulties impacting our internal control over financial reporting.

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

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank.

We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank (“FHLB”), our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our Bank under these laws could have a material adverse effect on our results of operations.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of North Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury announced its CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve Board established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While Yadkin is not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. In addition to Basel III, Dodd-Frank requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See “Risk Factors-We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank” above.

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

Although our deposit insurance premiums decreased in 2011 due to a decrease in total deposits and adjustments made to prepaid amounts, we cannot predict what the insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Significant risks accompany our recent expansion.

We have experienced significant growth over the past five years. Such expansion could place a strain on our resources, systems, operations, and cash flow. Our ability to manage this expansion will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. We cannot assure shareholders that we will be able to adequately or profitably manage this growth. We may also issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders.

We depend on key individuals, and the unexpected loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Joseph H. Towell, our president and chief executive officer, has substantial experience in the banking industry and has contributed significantly to our Company since joining in 2008. If we were to lose Mr. Towell's services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Towell and other key management personnel in each of our market areas. Our success also depends on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel, including the chief financial officer, Jan H. Hollar and chief operating officer, William A. DeMarcus. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of either of these key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than Yadkin. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve.
Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.
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

The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended January 31, 2012 was approximately 16,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We have been required to defer dividend payments on our Series T Preferred Stock and Series T-ACB Preferred Stock, which prevents us from being able to pay dividends on our common stock.
The Federal Reserve required us to defer dividend payments on our Series T and Series T-ACB Preferred Stock and defer interest payments on our trust preferred securities in the second, third and fourth quarters of 2011. We also may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because we deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on the trust preferred securities, we are prohibited from paying any dividends on our common stock until all deferred payments have been made in full. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million. If we fail to pay a total of six quarterly dividend payments on our Series T or Series T-ACB Preferred Stock, whether consecutive or not, Treasury is entitled to elect two directors to our Board of Directors. This right would continue until we paid all due but unpaid dividends.
The Series T and Series T-ACB Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrants we issued to Treasury may be dilutive to holders of our common stock.

The dividends on the Series T and Series T-ACB Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T and Series T-ACB Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T and Series T-ACB Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 3.3% of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

Item 1B. Unresolved Staff Comments
Not Applicable

Item 2 — Properties

The Company currently operates out of 34 full-service banking offices, seven mortgage lending offices operated by Sidus, and nine administrative offices as set forth below:

Office Location	Approximate Square Footage	Year Established/Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
104 Progress Lane, Yadkinville, NC	4,532	2007

Offices doing business as Piedmont Bank -
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	12,280	2005
3475 East Broad St, Statesville, NC	1,800	2006

Offices doing business as High Country Bank-
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
3618 Mitchell Ave, Linville, NC	3,000	2005

Offices doing business as Cardinal State Bank-
237 South Churton Street, Hillsborough, NC	3,250	2008
115 East Carver Street, Durham, NC	4,300	2008
3400 Westgate Drive, Durham, NC	2,400	2008
405 N. Main St, Creedmoor, NC	1,056	2008

Offices doing business as American Community Bank-
2593 West Roosevelt Boulevard, Monroe, NC	14,774	2009
13860 East Independence Boulevard, Indian Trail, NC	3,850	2009
7001 East Marshville Boulevard, Marshville, NC	3,500	2009
7200 Matthews-Mint Hill Road, Mint Hill, NC	2,500	2009
3500 Mt. Holly-Huntersville Road, Charlotte, NC	4,500	2009

4500 Cameron Valley Parkway, Charlotte, NC	2,800	2009
2130 South Boulevard, Charlotte, NC	5,400	2009
217 North Granard Street, Gaffney, SC	11,000	2009
207 West Cherokee Street, Blacksburg, SC	2,500	2009
1738 Gold Hill Road, Tega Cay, SC	3,100	2009

Offices operated by Sidus Financial, LLC-
701 Green Valley Road, Suite 101, Greensboro, NC	5,000	2010
1073 13th Street SE, Hickory, NC	750	2004
350 South Cox Ste D, Asheboro, NC	800	2004
333 E Six Forks Rd, Suite 18, Raleigh, NC	2,900	2011
1325 E Garrison Blvd, Suite A, Gastonia, NC	1,700	2011
604 12th Street, West Columbia, SC	2,000	2011
2300 S. Croatan Hwy, Nags Head, NC	1,100	2009

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004
3710 University Drive, Durham, NC	12,000	2008
300 East Broad Street, Statesville, NC	6,000	2009
328 East Broad Street, Statesville, NC	2,500	2010

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

Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 —Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.” As of February 17, 2012, the Company had 5,941 shareholders of record.

The following table lists high and low published closing prices of Yadkin’s common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated:

		Sale Price				Sale Price
	Dividends	Common Stock			Dividends	Common Stock
	Paid	High	Low		Paid	High	Low
2011				2010
First Quarter	—	2.99	1.85	First Quarter	—	$4.48	$3.43
Second Quarter	—	2.90	1.86	Second Quarter	—	5.51	3.33
Third Quarter	—	2.32	1.55	Third Quarter	—	3.32	2.30
Fourth Quarter	—	2.12	1.60	Fourth Quarter	—	2.65	1.63

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

Regulatory restrictions on cash dividends. We deferred dividend payments on our Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. We also may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because we deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on the trust preferred securities, we are prohibited from paying any dividends on our common stock until all deferred payments have been made in full. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million. Additionally, prior to July 24, 2012, so long as the Treasury owns shares of the Series T or Series T-ACB Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

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

We suspended our common stock repurchase plan in 2008, which we historically used to (1) reduce the number of shares outstanding when our share price in the market made repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter or year ended December 31, 2011.

Item 6 — Selected Financial Data

	($ in thousands, except per share data)
	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Total interest income	$89,235	$99,002	$95,542	$74,526	$75,193
Total interest expense	25,973	34,333	31,831	34,536	33,300
Net interest income	63,262	64,669	63,711	39,990	41,893
Provision for loan losses	20,843	24,349	48,439	11,109	2,489
Net interest income after provision for loan losses	42,419	40,320	15,272	28,881	39,404
Non-interest income	18,156	22,138	24,843	15,864	15,731
Non-interest expenses	68,276	63,859	124,048	39,637	33,246
Income (loss) before income taxes	(7,701)	(1,401)	(83,933)	5,108	21,889
Provision for income taxes	6,694	(1,389)	(8,876)	1,241	7,201
Net income (loss)	(14,395)	(12)	(75,057)	3,867	14,688
Preferred stock dividend and amortization of
preferred stock discount	2,987	3,181	2,435	—	—
Net income (loss) to common shareholders	$(17,382)	$(3,193)	$(77,492)	$3,867	$14,688

Per Share Data:
Earnings (loss) per share - basic	$(0.95)	$(0.20)	$(5.23)	$0.34	$1.39
Earnings (loss) per share - diluted	(0.95)	(0.20)	(5.23)	0.34	1.37
Cash dividends per share	—	—	0.12	0.52	0.51
Weighted average shares outstanding*
Basic	18,239,004	16,129,640	14,808,325	11,235,943	10,594,567
Diluted	18,239,004	16,129,640	14,808,325	11,306,742	10,712,667

Selected Year-End Balance Sheet Data:
Loans, net, and loans held for sale	$1,437,610	$1,613,206	$1,677,538	$1,215,143	$939,061
Total assets	1,993,188	2,300,594	2,113,612	1,524,288	1,211,077
Deposits	1,731,341	2,020,406	1,821,752	1,155,042	963,442
Shareholders' equity	140,586	147,457	152,266	149,644	133,269

Selected Ratios:
Return (loss) on average assets	(0.82%)	(0.14%)	(3.96%)	0.28%	1.31%
Return (loss) on average equity	(12.14%)	(2.08%)	(40.50%)	2.66%	11.32%
Dividend payout	—%	—%	(59.09%)	154.8%	36.77%
Equity to assets ratio	7.05%	6.89%	9.78%	10.55%	11.53%

*Weighted average shares outstanding excludes 152,834 shares of nonvested, restricted stock.

The American Community and Cardinal acquisitions’ results of operations are included from the date of acquisition, April 16, 2009, forward.

Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes combined in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. Because Yadkin Valley Financial Corporation has no material operations and conducts no business on its own other than owning its subsidiary, Yadkin Valley Bank and Trust (“the Bank”), the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Yadkin Valley Financial Corporation and Yadkin Valley Bank and Trust are collectively referred to herein as the Company unless otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and the year ended December 31, 2009, and also analyzes our financial condition as of December 31, 2011 as compared to December 31, 2010. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report. Throughout Management Discussion and Analysis we make reference to tangible equity which is a non-GAAP measure. See page 51 for a reconciliation from the GAAP measure to non-GAAP measure.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Bank’s accounting for loans, the provision and allowance for loan losses, other real estate owned, goodwill and deferred tax assets. In particular, the Bank’s accounting policies relating to the provision and allowance for loan losses and possible impairment of goodwill involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material differences in the consolidated financial position or consolidated results of operations. Please see the discussion below under “Loans,” “Provision for Allowance for Loan Losses,” and “Goodwill.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” for additional information regarding all of the Bank’s critical and significant accounting policies.

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

GOODWILL – Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step will determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value will be adjusted, and an impairment charge will be recorded. Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the Company recorded a $61.6 million goodwill impairment charge to write-off all of its goodwill at the Bank reporting unit during 2009. During 2011, the remaining $4.9 million in goodwill related to the Sidus segment was written off. There is no remaining goodwill as of December 31, 2011. For further discussion of goodwill impairment, refer to Note 21 of the Consolidated Financial Statements.

OTHER REAL ESTATE OWNED “OREO” - OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent declines in value are reported as adjustments to the carrying amount and are charged to noninterest expense. Gains or losses resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

DEFERRED TAX ASSETS - At December 31, 2011, we had $24.3 million in gross deferred tax assets. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence we concluded that a $11.0 million valuation allowance should be recorded against deferred tax assets at December 31, 2011.

Financial Condition

The Bank’s total assets decreased 13.4% from $2,300.6 million at December 31, 2010 to $1,993.2 million at December 31, 2011. Total gross loans decreased 10.9% from $1,651.0 million at December 31, 2010 to $1,470.5 million at December 31, 2011. Deposits decreased 14.3% from $2,020.4 million at December 31, 2010 to $1,731.3 million at December 31, 2011.

Loans held for investment decreased by $149.6 million, or 9.3% for the year ended December 31, 2011 primarily due to a decrease in construction loans as the Bank focused on limiting higher risk construction and commercial real estate lending. The table below presents the increases (decreases) in loans year over year.

Loan Category	Balance 12/31/11	Balance 12/31/10	Increase (Decrease)	% Increase (Decrease)
	(dollar amounts in millions)
Construction	$202.8	$300.9	$(98.1)	(32.6)%
Commercial real estate	591.8	621.4	(29.6)	(4.8)%
1-4 family mortgage loans	179.0	174.5	4.5	2.6%
Home equity lines of credit	201.2	209.3	(8.1)	(3.9)%
Multifamily	39.9	29.3	10.6	36.2%
Commercial, other	200.7	222.7	(22)	(9.9)%
Consumer	35.5	42.4	(6.9)	(16.3)%
Total loans	$1,450.9	$1,600.5	$(149.6)	(9.3)%

Loan composition includes commercial real estate loans which account for 41% of total loans, followed by construction and land development loans at 14%, commercial and industrial loans at 14%, home equity lines at 14%, residential 1-4 family first mortgage liens at 12%, multifamily loans at 3% and consumer loans at 2%.

The weighted average rate for loans held for investment at December 31, 2011 was 5.48% as compared to 5.53% at December 31, 2010. Fixed rate loans comprised 54% of total loans held for investment at December 31, 2011 and 2010. Fixed rate loans held at the end of the current and prior year yielded 6.10% and 6.24%, respectively, a decrease of 14 basis points. This decrease is primarily due to the impact of nonaccrual loans during the year. At December 31, 2011, and 2010, the aggregate yields of variable rate loans were 4.74% and 4.71%, respectively, an increase of 3 basis points. The increase in variable rate loan yields is attributable to strategic loan pricing on variable rate loan products and the impact of interest rate floors established on certain variable rate loans.

Mortgage loans held-for-sale decreased by $30.9 million, or 61.3%, as total year-to-date loan closings at December 31, 2011 were $471.6 million, compared to year-to-date loan closings at December 31, 2010 of $937.0 million. These loans are closed, managed, and sold by Sidus. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. During the second quarter of 2011, the Company made the decision to exit wholesale markets to focus its efforts on retail based mortgage lending which led to the overall decrease in loans held-for-sale as of December 31, 2011. Loans held-for-sale are normally sold to investors within two to three weeks after closing. Loans closed by Sidus during 2011 totaled $471.6 million with monthly volumes ranging from $10.6 million in August to $79.8 million in January.

The securities portfolio increased by $32.4 million, or 10.9%, due to purchases of $172.4 million. These increases were offset by $40.1 million in principal reductions and maturities, and $103.1 million in sales. All securities were held in the available-for-sale category and included U.S. Government agency securities of $23.7 million, or 7.2%, state and municipal securities of $73.1 million, or 22.1%, mortgage-backed securities of $65.2 million, or 19.7%, collateralized mortgage obligations of $167.3 million, or 50.6%, and $1.1 million, or 0.4%, in other common and preferred stocks. The unrealized gains increased to a net unrealized gain of $6.3 million from a net unrealized gain of $917,000. The tax equivalent yield on securities held at December 31, 2011 was 2.67%, a decrease from 3.76% a year earlier.

Premises and equipment, net of accumulated depreciation, decreased by $3.9 million from December 31, 2010 to December 31, 2011. Additions were $3.6 million in premises and equipment while depreciation and disposals accounted for a $7.5 million decrease.

Foreclosed real estate, also referred to as “Other Real Estate Owned” (“OREO”), decreased by $616,000 from December 31, 2010 to December 31, 2011. The following table presents the foreclosed real estate:

	2011	2010
	(Amounts in thousands)
Beginning balance	$25,582	$14,345
Loans transferred to OREO	17,505	21,232
Proceeds of sales, net of selling expenses	(14,365)	(7,571)
Loss on sale of OREO	(3,756)	(2,424)
Ending balance of OREO	$24,966	$25,582

Fair value of OREO is based on recent appraisals or discounted collateral values for properties in which recent appraisals were not available.

Other assets decreased by $13.0 million from December 31, 2010 to December 31, 2011. The decrease was related to the current income taxes receivable and deferred tax assets that decreased from $19.9 million to $9.9 million due to a $11.0 million valuation allowance recorded at December 31, 2011, as well as a $3.2 million decrease in prepaid FDIC expense which continues to decrease as assessments are incurred.

Deposits decreased by $289.1 million, or 14.3%, for the year ended December 31, 2011 primarily as a result of a decrease in certificates of deposit of $338.5 million, or 27.9% as management focused on shifting deposit mix from higher cost time deposits to lower cost core deposits. The table below presents increases and decreases in deposits year over year.

Deposit Category	Balance 12/31/11	Balance 12/31/10	Increase (Decrease)	% Increase (Decrease)
	(dollar amounts in millions)
Certificates of Deposit	$875.9	$1,214.4	$(338.5)	(27.87)%
Money market	389.4	388.0	1.4	0.36%
NOW	176.4	148.2	28.2	19.03%
Savings	59.7	53.6	6.1	11.38%
Demand deposits	229.9	216.2	13.7	6.34%
Total deposits	$1,731.3	$2,020.4	$(289.1)	(14.31)%

Notwithstanding the decrease in total deposits, interest bearing NOW accounts increased $28.2 million. Although there is no concentration of deposits from one individual or entity, the Bank does have $360.4 million or 20.81% of its total deposits in the over $100,000 (“jumbo CDs”) category. Jumbo CDs decreased by $116.6 million, or 24.5%, over the balance at December 31, 2010. The Bank’s brokered CD’s are approximately 2% of the Bank’s total deposits and are discussed in further detail under “Liquidity Management”.

The weighted-average rate for CDs outstanding on December 31, 2011 was 1.85% down from 2.23% at the end of the prior year. During 2011 the aggregate CD rate decreased as CDs repriced throughout the year. The weighted-average rate paid on outstanding jumbo CDs at December 31, 2011 was 14 basis points higher than on other CDs, an increase from the prior year-end spread of 5 basis points. The weighted-average remaining term on jumbo CDs at December 31, 2011 was 13.7 months, down from 15.3 months, at the end of 2010 and up from 11.5 months at the end of 2009.

In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements increased slightly from $41.9 million at December 31,

2010 to $42.9 million at December 31, 2011. Advances from the Federal Home Loan Bank at December 31, 2011 totaled $27.0 million compared to $39.0 million at December 31, 2010. On November 1, 2007, the Company issued $25.0 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The initial interest rate was 6.21% for the period beginning November 1 through December 15, 2007. The rate will adjust quarterly, thereafter. The interest rate at December 31, 2011 was 1.87% and will be effective until March 14, 2012. These securities are classified as long-term debt and mature in the year 2032. The Company has the option to call for redemption of the securities in 2012. The proceeds provided funding for the acquisition of Cardinal at the end of the first quarter of 2008. In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. These trust preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. Their interest rate at December 31, 2011 was 3.38% and they are redeemable on December 15, 2033. The Company deferred interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. The total amount of deferred interest payments as of December 31, 2011 was $571,000 and is recorded in other liabilities. The Company also may be required to defer interest payments on the trust preferred securities in the future given liquidity levels at the holding company.

The Company also acquired from American Community, capital lease obligations in the amount of $2.4 million. See Note 13 in the Consolidated Financial Statements for further details.

Accrued interest payable decreased $683,000 as total deposits decreased at December 31, 2011. Other liabilities increased by $479,000, or 4.7%, from December 31, 2010 to December 31, 2011. The increase was due primarily to an increase in preferred dividends payable of $1.8 million, offset by a decrease in accounts payable at year end.

Effect of Economic Trends

The downturn in the real estate market over the past few years has resulted in increased loan delinquencies, defaults and foreclosures. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Management continues to monitor real estate trends and its effect on our portfolio, and is continuing to monitor credits with weaknesses.

Beginning in September 2007, the Federal Reserve began lowering the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007. The Federal Reserve continued to aggressively decrease rates by lowering the short-term rate 400 basis points during 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline. These rates have stayed at historically low levels since 2008 and are projected to remain at these levels over the next 12 months. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.
Results of Operations

Net loss to common shareholders for 2011 was $17.4 million compared to a net loss of $3.2 million in 2010 and $77.5 million in 2009. Basic net loss per common share available to common shareholders was $(0.95) in 2011 compared to basic net loss per common share of $(0.20) in 2010 and $(5.23) in 2009. Diluted net loss per common share available to common shareholders was $(0.95) in 2011 compared to diluted net loss per common share of $(0.20) in 2010 and $(5.23) in 2009. The Company’s net loss before preferred dividends for 2011 was $14.4 million, an increase in loss of $14.4 million from 2010 net loss before preferred dividends of $12,000. Loss on average assets was (0.82)% in 2011, (0.14)% in 2010, and (3.96)% in 2009. Return (loss) on average equity was (12.14)% in 2011, (2.08)% in 2010, and (40.50)% in 2009. The loss on assets and loss on equity increased significantly in 2011 as a result of increased net losses primarily due to the write down of goodwill and a valuation allowance recorded on deferred tax assets as of December 31, 2011.

Net Interest Income

Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.

For analytical purposes, net interest income may be reported on a tax-equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2011, 2010, and 2009. These tables present changes in interest income and expense and net interest income changes caused by rate and/or volume.

Net interest income decreased $1.4 million, or 2.2%, in 2011 from 2010 compared to an increase of $1.0 million, or 1.5%, in 2010 over 2009. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the decrease in net interest income was attributable to a decrease in volume offset with an increase attributable to decreased cost of deposits as the deposit mix shifted from higher cost time deposits to lower cost core deposits. The decrease in volume decreased net interest income by $1.8 million, and the decrease in rates on deposits led to increased net interest income of $401,000. Acquisition accounting adjustments increased net interest income by $1.0 million in the current year and $2.5 million in the prior year. Average earning assets decreased $104.7 million, or 5.0%, in 2011 as compared to 2010 after increasing $283.2 million, or 15.7%, in 2010. Average loans decreased $161.5 million, or 9.5%, in 2011 compared with an increase of $100.4 million, or 6.3%, in 2010. Average investment securities increased $76.6 million, or 32.9%, from 2010 to 2011 compared to an increase of $43.2 million, or 22.8%, from 2009 to 2010.

The net interest margin (tax-equivalent net interest income as a percentage of average interest-earning assets) increased to 3.25% in 2011 from 3.15% in 2010 after decreasing to 3.15% in 2010 from 3.59% in 2009. This increase in 2011 is due primarily to a decrease in cost of funds as the deposit mix has shifted from higher cost time deposits to lower cost core deposits. Excluding the accretion of fair value adjustments recorded in the American Community merger in 2009, net interest margin was 3.19% and 3.03% in 2011 and 2010, respectively.

Interest spread was 3.06% in 2011 compared to 2.94% in 2010 and 3.31% in 2009. Interest spread measures the difference between the average yield on interest-earning assets (tax-equivalent interest income as a percentage of average interest- earning assets) and the interest paid on interest-bearing liabilities. The rate declines in 2009 and 2008 continue to contribute to the earning asset rate decline from 4.79% in 2010 to 4.55% in 2011 as assets continued to reprice at lower rates, as well as the impact of increased nonaccrual loans. The general decline in rates also contributed to a decline of 36 basis points in the interest-bearing liability rate from 2010 to 2011, as compared to the 24 basis point decline in the earning asset rate. The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Bank for 2011, 2010, and 2009.

Interest Rates Earned and Paid

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and
federal funds sold	$141,249	$376	0.27%	$161,007	$395	0.25%	$21,434	$70	0.33%
Investment securities (1)	309,199	9,226	2.98%	232,577	8,742	3.76%	189,333	8,051	4.25%
Total loans (1)(2)(6)	1,534,929	80,800	5.26%	1,696,469	91,012	5.36%	1,596,094	88,486	5.54%

Total interest -earning assets	1,985,377	90,402	4.55%	2,090,053	100,149	4.79%	1,806,861	96,607	5.35%

Non-earning assets	142,193			142,102			150,434
Total assets	$2,127,570			$2,232,155			$1,957,295

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$553,656	$3,299	0.60%	$417,695	$3,364	0.81%	$330,348	$3,002	0.91%
Savings	56,964	101	0.18%	54,664	133	0.24%	47,603	127	0.27%
Time certificates	1,025,165	20,475	2.00%	1,258,639	28,396	2.26%	1,024,653	25,855	2.52%
Total interest bearing deposits	1,635,785	23,875		1,730,998	31,893		1,402,604	28,984
Repurchase agreements sold	43,177	420	0.97%	46,643	519	1.11%	57,465	659	1.15%
Borrowed funds (8)	64,548	1,678	2.60%	74,074	1,921	2.59%	103,634	2,188	2.11%
Total interest-bearing
liabilities	1,743,510	25,973	1.49%	1,851,715	34,333	1.85%	1,563,703	31,831	2.04%

Non-interest bearing deposits	224,280			211,027			190,363
Stockholders' equity	143,163			154,401			191,363
Other liabilities	16,617			15,012			11,866

Total average liabilities stockholders' equity	$2,127,570			$2,232,155			$1,957,295

Net interest income (3) and interest rate spread (5)		64,429	3.06%		$65,816	2.94%		$64,776	3.31%

Net interest margin (4)			3.25%			3.15%			3.59%

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
(6) Interest income on loans includes $577,000 and $1.6 million in accretion of fair market value adjustments related to recent mergers. Estimated accretion for 2012 is $460,000.
(7) Interest expense on deposits includes $302,000 and $778,000 in accretion of fair market value adjustments related to recent mergers for 2011 and 2010, respectively. Estimated accretion for 2012 is $235,000.

(8) Interest expense on borrowings includes $122,000 and $118,000 in accretion of fair market value adjustments related to recent mergers for 2011 and 2010, respectively. Estimated accretion for 2012 is $105,000.

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

Interest Rate/Volume Analysis

	2011-2010 Net Increase (Decrease) due to change in:			2010-2009 Net Increase (Decrease) due to change in:
	Average Balance	Average Rate	Increase (Decrease)	Average Balance	Average Rate	Increase (Decrease)
	(Amounts in thousands)
Interest-Earning Assets
Federal funds sold & interest bearing deposits	$(51)	$32	$(19)	$399	$(74)	$325
Investment securities	2,583	(2,099)	484	1,732	(1,041)	691
Total loans	(8,585)	(1,627)	(10,212)	5,475	(2,949)	2,526
Total earning assets	(6,053)	(3,694)	(9,747)	7,606	(4,064)	3,542
Interest-Bearing Liabilities
NOW and money market	953	(1,018)	(65)	749	(386)	363
Savings	5	(37)	(32)	18	(12)	6
Time certificates	(4,965)	(2,956)	(7,921)	5,591	(3,051)	2,540
Total interest-bearing deposits	(4,007)	(4,011)	(8,018)	6,358	(3,449)	2,909
Borrowed funds	(258)	(84)	(342)	(765)	358	(407)
Total interest-bearing liabilities	(4,265)	(4,095)	(8,360)	5,593	(3,091)	2,502
Net interest income	$(1,788)	$401	$(1,387)	$2,013	$(973)	$1,040

Notes:
–Variances caused by the changes in rate times the changes in volume are allocated equally.
–Income on non-accrual loans is included in the volume and rate variance analysis table only to the extent that it represents interest payments received.

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

The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2011 that mature or are expected to reprice within the stated time periods. The asset sensitivity of the Company’s net interest income is reflected in the “Income Shock Summary” table following the “Gap Analysis” table.

GAP Analysis

	Terms to Repricing at December 31, 2011
	3 months or Less	More than 3 to 12 Months	Over 1 Year Thru 3 Years	Over 3 Years Thru 5 Years	Over 5 Years	Total
INTEREST EARNING-ASSETS	(Dollars in thousands)
Loans:
Real estate- construction	$99,629	29,921	38,828	5,550	28,875	202,803
Commercial real estate	238,078	113,911	158,384	43,337	38,048	591,758
Real estate- 1-4 family	33,390	40,372	63,055	17,922	24,308	179,047
Real estate- multifamily	6,528	8,525	14,522	9,318	988	39,881
Home equity lines of credit	194,099	238	388	292	6,203	201,220
Commercial	115,448	21,407	23,570	7,128	10,379	177,932
Consumer and other	14,898	14,815	20,783	4,758	3,029	58,283
Total Loans	702,070	229,189	319,530	88,305	111,830	1,450,924
Securities:
U.S. Treasuries and other agencies	117	10,000	13,349	—	260	23,726
State and municipal securities	4,216	619	2,569	4,006	61,708	73,118
Mortgage backed debt securities	36,326	29,168	64,433	47,681	54,886	232,494
Common and preferred stocks	—	—	—	—	1,084	1,084
Total Securities	40,659	39,787	80,351	51,687	117,938	330,422
Interest bearing due from banks	52,128	—	—	—	—	52,128
TOTAL EARNING ASSETS	794,857	268,976	399,881	139,992	229,768	1,833,474
INTEREST-BEARING LIABILITIES
Deposits:
NOW accounts	176,476	—	—	—	—	176,476
Money market accounts	389,374	—	—	—	—	389,374
Savings	59,710	—	—	—	—	59,710
Certificates: (1)
Over $100,000	44,223	115,392	162,342	48,631	—	370,588
Other certificates	85,054	164,509	213,918	41,817	—	505,298
Total deposits	754,837	279,901	376,260	90,448	—	1,501,446
Repurchase Agreements/Fed Funds Purchased	37,864	—	5,000	—	—	42,864
FHLB borrowings	—	1,000	15,000	10,000	3,001	29,001
Junior Subordinated Debentures	35,009	—	—	—	—	35,009
TOTAL INTEREST BEARING LIABILITIES	827,710	280,901	396,260	100,448	3,001	1,608,320
GAP	(32,853)	(11,925)	3,621	39,544	226,767	225,154
CUMULATIVE GAP	(32,853)	(44,778)	(41,157)	(1,613)	225,154	225,154
GAP %	(1.78)%	(0.01)%	—%	2.15%	12.29%	12.21%

Additional information regarding loans with maturity dates that exceed one year (in millions)
Fixed rate loans with maturities that exceed one year					$875.9
Variable rate loans with maturities that exceed one year					7.6
(1) For GAP analysis purposes, certificates of deposits related to public funds and brokered deposits are not broken down between certificates greater than $100,000 and other. As a result, classifications may vary from disclosures and presentations throughout the financial statements.

Income Shock Summary

	January 1, 2012
		Rates UP (+200 bp)		Rates DN (-200 bp)
	Base Amount	Amount	% Change	Amount	% Change
	(dollars in thousands)
Short-term investments	$77	$1,012	1,214.29%	$77	—%
Securities	8,588	10,229	19.11%	7,584	(11.69)%
Loans	78,853	90,758	15.10%	70,450	(10.66)%
Interest income	87,518	101,999	16.55%	78,111	(10.75)%
Non-maturing deposits	2,336	5,109	118.71%	949	(59.38)%
Certificates of deposits	21,639	26,414	22.07%	20,006	(7.55)%
Borrowed money	712	1,898	166.57%	711	(0.14)%
Interest expense	24,687	33,421	35.38%	21,666	(12.24)%
Net interest income	$62,831	$68,578	9.15%	$56,445	(10.16)%

Liquidity Management

The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, Federal Home Loan Bank line of credit, and availability at the Federal Reserve discount window. Liquidity needs have been met through federal funds purchased and the use of a line of credit at the Federal Home Loan Bank. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In 2008, the Bank adopted a Brokered Funds Policy that allows the Bank to obtain brokered funds up to 20% of total deposits, and deposits obtained through a single broker are limited to 5% of total deposits. Previously, brokered funds were authorized under the Bank’s Asset Liability Management Policy but total and broker maximum amounts were not addressed by the policy. At December 31, 2011, brokered deposits totaled $28.6 million and accounted for approximately 1.6% of total deposits. The Bank maintains a brokered deposit NOW account to add municipal deposits which averaged $3.3 million during 2011 and totaled $3.3 million at December 31, 2011. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these municipal deposits have enhanced the Bank’s liquidity.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale CD funding. Promontory’s CDARS® and One-Way BuySM products enable the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At December 31, 2011, there were no outstanding funds acquired through the One-Way Buy product compared to a balance of $24.0 million at December 31, 2010. The Bank’s solicited deposits from outside its primary market area in the form of brokered certificates of deposit totaled $23.1 million at December 31, 2011. Promontory also provides a product, CDARS® Reciprocal, that allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports these reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal certificates of deposit totaled $2.1 million at December 31, 2011 and $20.2 million at December 31, 2010.

Comparing 2011 to 2010, average total deposits decreased 5.8%, or $108.2 million. At December 31, 2011, total deposits reflected a 14.3% decrease of $289.1 million compared to December 31, 2010. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $37.9 million at year-end 2011 compared to $36.9 million at year-end 2010.

Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. In 2010, CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient for liquidity. As liquidity grew to levels that met management’s targets, deposit rates were reduced. These events caused a substantial increase in our cash position over the last two years. With the growth in cash and not being able to deploy the cash into loans, management made the decision to increase the investment portfolio in short maturity and short average life assets. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the Federal Home Loan Bank at December 31, 2011 was $22.8 million. Federal funds available for additional borrowings at year-end were $20.0 million.

Other Borrowed Funds

See Note 8 to the Consolidated Financial Statements.

Investment Securities

At December 31, 2011, the securities classified as available-for-sale, carried at market value, totaled $330.4 million with an amortized cost of $324.2 million. Securities available-for-sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital or liquidity. Securities available-for-sale consist of U.S. Government agencies with an average life of 1.22 years, municipal securities with an average life of 10.57 years, and mortgage-backed securities with an average life of 2.88 years. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. The proceeds from maturities and sales were reinvested in the investment portfolio. Refer to Note 2 to the Consolidated Financial Statements for additional information.

The following table presents the carrying value of investment securities as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
Securities available-for-sale:	(Amounts in thousands)
U.S. government agencies	$23,726	$14,550	$42,894
Government sponsored agencies:
Residential mortgage-backed securities	65,210	52,075	50,884
Collateralized mortgage obligations	166,028	155,926	25,217
Private label collateralized mortgage obligations	1,256	1,705	2,288
State and municipal securities	73,118	72,622	61,378
Common and preferred stocks and other	1,084	1,124	1,180
Total securities available-for-sale	$330,422	$298,002	$183,841

The following tables present maturities and yield of debt securities outstanding as of December 31, 2011:

	Maturities and Yields of Debt Securities as of December 31, 2011
	Within 1 Year		1 to 5 Years		5 to 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Amounts in thousands)
Available-for-sale securities:
U.S Government agencies	$10,039	0.75%	$13,687	1.04%	$—	—%	$—	—%	$23,726
Mortgage-backed securities	—	—%	494	3.38%	3,762	5.19%	60,954	2.85%	65,210
Collateralized mortgage
obligations	—	—%	—	—%	14,464	3.2%	151,564	1.55%	166,028
Private label collateralized
mortgage obligations	—	—%	—	—%	285	5.38%	971	5.7%	1,256
Municipals	623	3.03%	6,922	3.4%	22,872	3.58%	42,701	3.41%	73,118
Other	—	—%	—	—%	—	—%	1,084	0.01%	1,084
Total available-for-sale securities	$10,662		$21,103		$41,383		$257,274		$330,422

Time Deposits

The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.

	Maturities of Time Deposits As of December 31, 2011
	Within Three Months	Three to Six Months	Six to Twelve Months	One to Five Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$46,401	$34,767	$69,766	$209,454	$360,388
Other time deposits	82,803	61,335	114,034	257,326	515,498
	$129,204	$96,102	$183,800	$466,780	$875,886
Capital Adequacy

Shareholders’ equity at December 31, 2011, totaled $140.6 million, a decrease of 4.7% from 2010 year-end shareholders’ equity of $147.5 million. The 2011 shareholders’ equity total includes an unrealized net gain of $3.9 million compared to an unrealized net gain of $582,000 at December 31, 2010. The Company’s internal capital generation rate (net income /(loss) less cash dividends declared, as a percentage of average equity) was (12.1)% in 2011 and (2.1)% in 2010. The dividend payout rate was 0.0% in 2011 and 2010 of after-tax earnings compared to (2.1)% in 2009. In 2009, the Board of Directors suspended the payment of dividends in order to preserve capital.

On January 16, 2009, pursuant to the CPP established by the Treasury under the EESA, the Company entered into a Letter Agreement with Treasury dated January 16, 2009 pursuant to which the Company issued and sold to Treasury (i) 36,000 shares of the Company’s Series T Preferred Stock, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 385,990 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $13.99 per share, for an aggregate purchase price of $36.0 million in cash.

On July 24, 2009, again pursuant to the CPP, the Company issued and sold to Treasury (i) 13,312 shares of the Company's Series T-ACB Preferred Stock, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 273,534 shares of the Company's common stock at an initial exercise price of $7.30 per share, for an aggregate purchase price of $13.3 million in cash.  The terms of the Series T-ACB Preferred Stock are the same as the Series T Preferred Stock issued to

Treasury on January 16, 2009.

The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million. The Company also may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on its trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

As a condition of the CPP, the Company must obtain consent from the Treasury to repurchase its common stock or increase its cash dividend on its common stock from the June 30, 2009 quarterly amount. Furthermore, the Company has agreed to certain restrictions on executive compensation. Under the American Recovery Act, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.

On May 6, 2011, the Company completed a private placement of 3,081,867 shares of common stock (the "Private Placement") to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the Private Placement. On June 23, 2011, the Company's shareholders approved the Private Placement which permitted the Company, pursuant to Nasdaq Rule 5635(c), to issue to the Company's directors and executive officers, for no additional consideration, 151,681 additional shares of common stock, enabling the directors and executive officers to invest on the same terms as other investors that participated in the Private Placement. Including this additional issuance, the Company issued a total 3,233,548 shares of common as a result of the Private Placement. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes.

The table below presents the plans and number of common shares repurchased, and the activity from inception through December 31, 2011. Common shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The 2002 through 2005 plans were approved by a vote of the Company’s shareholders. Following reorganization as a holding company on July 1, 2006, the Board of Directors of the Company approved stock repurchases of up to 100,000 shares for the 2006 and 2007 plans. There was no 2011, 2010 or 2009 repurchase plan or repurchases in 2011, 2010 or 2009. There will be no stock repurchases without prior approval of the Treasury due to provisions of TARP.

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

The Company's tangible equity ratio was 6.88%, 6.01% and 6.71% at end of year 2011, 2010 and 2009, respectively. Management believes that these non-GAAP tangible measures provide additional useful information, particularly since these measures are widely used by industry analysts for companies with prior merger and acquisition activities. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period to period comparisons. Although we believe the above non-GAAP measures enhance investors' and management's ability to evaluate and compare our operating results from period to period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

The following table presents the calculations of these ratios:

Capital Adequacy Ratios December 31,
	2011	2010	2009
Total assets	$1,993,187,909	$2,300,594,066	$2,113,611,985
Goodwill	—	(4,943,872)	(4,943,872)
Core deposit intangibles	(3,733,072)	(4,907,064)	(6,186,564)
Tangible assets	$1,989,454,837	$2,290,743,130	$2,102,481,549
Total equity	$140,586,417	$147,457,391	$152,265,736
Goodwill	—	(4,943,872)	(4,943,872)
Core deposit intangible	(3,733,072)	(4,907,064)	(6,186,564)
Tangible equity* (Non-GAAP)	$136,853,345	$137,606,455	$141,135,300
Tangible equity ratio* (Non-GAAP)	6.88%	6.01%	6.71%
Equity ratio	7.05%	6.41%	7.2%
*Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.

Although the Company and Bank are well capitalized as of December 31, 2011, the elevated level of criticized assets leads management to believe additional capital may be needed.  While criticized assets appear to be showing signs of improvement, the Company remains diligently focused on acquiring additional capital.

Loans

Net loans held for investment (total loans held for investment less allowance for loan losses) as of December 31, 2011 were $1,418.1 million as compared with $1,562.8 million as of December 31, 2010, a decrease of $144.7 million, or 9.3%. In addition, the Bank’s residential mortgage loans classified as held-for-sale totaled $19.5 million and $50.4 million at December 31, 2011 and 2010, respectively, representing a decrease of $30.9 million, or 61.3%. The Bank focuses on commercial lending to small and medium-sized businesses within its market area, consumer based installment loans, and residential mortgage lending including equity lines of credit. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans.

The following table presents amounts and types of loans outstanding for the past five years ended December 31.

	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Construction real estate	$202,803	14.0%	$300,877	18.8%	$364,853	21.8%	$227,989	19.2%	$155,043	17.3%
Commercial real estate	591,758	40.8%	621,429	38.8%	583,120	34.8%	416,872	35.1%	352,568	39.2%
1-4 family 1st liens	179,047	12.3%	174,536	10.9%	169,790	10.1%	125,225	10.5%	75,740	8.4%
Multifamily	39,881	2.8%	29,268	1.8%	36,031	2.2%	22,468	1.9%	20,577	2.3%
1-4 family equity lines	201,220	13.9%	209,319	13.1%	202,676	12.1%	135,639	11.4%	100,012	11.1%
Total mortgage loans	420,148	29.0%	413,123	25.8%	408,497	24.4%	283,332	23.9%	196,329	21.8%
Commercial , other	200,750	13.8%	222,664	13.9%	271,433	16.2%	225,092	19%	161,507	18%
Consumer	35,465	2.4%	42,446	2.7%	48,545	2.9%	34,284	2.9%	33,306	3.7%

Gross Loans	1,450,924	100%	1,600,539	100%	1,676,448	100%	1,187,569	100%	898,753	100%
Allowance for loan losses	(32,848)		(37,752)		(48,625)		(22,355)		(12,445)
Total	$1,418,076		$1,562,787		$1,627,823		$1,165,214		$886,308

The Bank requires documentation on its residential mortgage loans and does not have a program to make loans with minimal documentation requirements such as subprime loans without income verification. The Bank’s residential real estate loans are collateralized predominately by property in North Carolina where real estate values have been decreasing steadily over the past few years. While residential real estate values have declined across the state, the erosion has been more acute in the coastal and mountain regions where large vacation and second home exposures exist. The Bank’s total real estate loan exposure for the mountain region is 10.8% of the Bank’s total real estate loan portfolio and the total real estate loan exposure for the coastal region is 1.2% of the Bank’s total real estate loan portfolio. The mountain region real estate loans were concentrated in commercial real estate (30.3%), construction and land development (11.4%), 1-4 family equity lines (19.6%) and 1-4 family residential (8.4%). The coastal region real estate loans were concentrated in construction and land development (23.4%), 1 – 4 family equity lines (26.0%), and 1 – 4 family residential (37.2%).

The Bank’s residential mortgage loans do not have features such as teaser rates or negative amortization and are made at loan-to-value (“LTV”) ratios of 80% or lower, with the exception of HELOC’s which can have LTV of 90%. Since these loans do not have features that would create additional risk, net interest income after loan loss provision would not be affected unfavorably by unique loan features. Residential mortgage loans and home equity lines with risk grades that are either substandard or substandard impaired, totaled $15.7 million and $20.5 million on December 31, 2011 and 2010, respectively. Continuing high levels of classified loans is attributable to the weak economic and employment trends throughout the Bank’s market area. Management has determined the appropriate loss estimate for these loans, some of which are impaired, and recorded a provision expense to recognize the probable losses. Further weakness in the performance of these loans and in economic conditions may result in additional provision expense. While economic weakness may result in additional provision, improved performance may result in a credit to provision expense for this loan group.

The Bank’s policy regarding appraisals includes compliance with Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") guidelines. For long-term commercial real estate lending, all loans with outstanding balances of $500,000 or more require the account manager to prepare an annual review discussing the performance of the borrower and the property. The annual review is to be supported by an updated review of borrower and guarantor financial statements and operating information on the property. Credit reports are to be updated and reviewed. Account managers are required to perform a site visit as part of the annual review process. A discussion of compliance with loan agreement covenants is to be included in the review. If there has been a material adverse change in the property or market, a new appraisal may be required.

Construction loans extended by the Bank are to be supported by current appraisals in compliance with FIRREA requirements and the Bank’s appraisal policies as described in the loan policy. The borrower must obtain all appropriate building permits, and the project must comply with applicable zoning requirements for the site. Projects are to have controlled disbursements based upon satisfactory inspections indicating the project status merits the draw. Speculative units for home builders are to be limited to a level the home builder can support from sources in addition to the future sale of these units. The Bank requires that there be no secondary financing on projects for which it is providing financing. Exempted from this requirement are construction loans to be taken out by SBA 504 program financing, which by design, contemplates a secondary loan. During the construction phase; however, there is to be no secondary financing. Loans with interest reserves were $15.9 million at December 31, 2011 and $21.7 million at December 31, 2010. The Bank tracks loans with interest reserves and monitors these loans on a regular basis for any impairment and discontinuation of interest accruals.

     For residential construction revolving lines of credit to builders, valuation of collateral is based upon the appraised value of the basic floor plans (drawings of structure to be built) offered in the projects as determined in a master appraisal plus a value of lots based upon location, size, and appeal, as determined in the appraisal. The lender is to monitor sales prices and absorption throughout the loan to ensure the assumptions in the original appraisal remain valid. If there is a material change from original assumptions, a new appraisal is to be completed.  In general, appraisals are required for initial or refinanced real estate loans, especially if there have been changes in the original assumptions regarding value of the property or the market in general.

Over the past year the Bank has reduced its concentration in construction and land development lending, decreasing balances by $98.1 million, or 32.6%.  The economic conditions and their impact on the one-to-four family residential market has reduced both demand and increased the credit risk for this type of lending.  While the Bank continues to evaluate credit opportunities presented in this line of business, it is actively trying to diversify the loan portfolio by being selective and trying to create opportunities in other loan types.

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

The purpose of the credit risk management team, under the direct supervision of the Chief Credit Officer, is to develop a more intense credit risk approach by implementing the following procedures:

•	Improved problem loan tracking and reporting

•	Reporting by bank and region

•	Improved and more defined commercial real estate reporting

•	Coordination with lenders to ensure proper loan grading

•	Enhanced staff including regional credit risk officers

•	More communication and involvement with Regional Executives

As discussed below in the Provision and Allowance for Loan Losses section, loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source, such as credit history requirements and other mitigating criteria such as substantial liquidity and low loan-to-value ratios. The Bank’s loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower’s ability to repay. The Board of Directors has authorized the loan officers to have individual approval authority for risk grade 1 through 4 loans up to maximum exposure limits for each customer. New or renewed loans that are graded 5 (special mention) or more must have approval from a regional credit officer.

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

Nonperforming loans as of December 31, 2011 totaled $70.4 million, or 4.78%, of total loans compared with $65.4 million, or 3.96%, in 2010 and $36.3 million, or 2.10%, in 2009. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our special assets department. The total number of loans on nonaccrual status has increased from 490 to 505 since December 31, 2010. The increase in nonperforming loans from December 31, 2010 to December 31, 2011 is related primarily to continued deterioration in the Bank’s overall construction and real estate loan portfolios, as well as the addition of $14.7 million in troubled debt restructured loans which will remain on nonaccrual until sufficient payment evidence is obtained. Accordingly, approximately $26.3 million of nonaccrual loans are troubled debt restructured loans and continue to pay according to agreed upon terms as of December 31, 2011.

A significant portion, or 87%, of nonperforming loans at December 31, 2011 are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the downturn in the real estate market over the past several years has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition. The Bank has a general policy to stop accruing interest when any loan is past due 90 days as to principal or interest; however, some exceptions do apply. In addition, loans may be identified as nonaccrual on a case by case basis if it is probable that the borrower will not be able to repay according to the original terms. Nonperforming loans and other real estate owned (foreclosed real estate) comprise nonperforming assets. At December 31, 2011, certain additional loans were considered to be impaired, even though they were performing, where liquidation of collateral would be insufficient to repay the balance of the loan. The impairment was determined based on current economic conditions, the declines in the commercial borrowers’ industries, or specific credit or collateral characteristics of the loan.

	At December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands)
Loans on nonaccrual status	$70,355	$65,400	$36,255	$13,647	$1,962
Other real estate owned	24,966	25,582	14,345	4,018	602
Total nonperforming assets	$95,321	$90,982	$50,600	$17,665	$2,564
Nonperforming assets to gross loans held for investment	6.57%	5.68%	3.02%	1.49%	0.29%
Troubled debt restructured loans still accruing interest	$17,173	$17,153	$5,544	$85	—

At December 31, 2011, the allowance for loan losses represented 0.47 times the amount of nonperforming loans, compared to 0.57 times and 1.3 times at December 31, 2010 and 2009, respectively. The coverage level of the allowance at December 31, 2011 decreased from the coverage level at December 31, 2010 due to decreased specific reserves on nonperforming loans as collateral dependent, nonperforming loans continue to be charged down to fair value and require no reserve at December 31, 2011. In addition, in 2011 the Bank added $14.7 million in troubled debt restructured loans to nonaccrual status which are now paying according to agreed upon terms. Nonperforming loans that have been written down to fair value will remain in nonaccrual status until consistent payment performance is evident. Nonperforming loans are individually reviewed for impairment based on probable cash flows and the value of collateral.

Impaired Loans

As discussed above, the Bank generally identifies loans 90 days past due as nonaccrual loans. Total impaired loans include $70.4 million in nonaccrual loans, $17.2 million in restructured loans, including those classified as troubled debt restructured loans, that are accruing and paying on agreed upon terms, as well as $4.3 million in performing loans that were impaired for various concerns regarding the ability of the borrower to repay the principal.

The following table presents impaired loans individually reviewed for impairment as of December 31, 2011. Impaired loans under $250,000 are typically not individually evaluated for impairment and totaled $13.7 million as of December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$28,067	$40,045	$—	$27,010	$234
Commercial real estate:
Owner occupied commercial real estate	17,586	20,070	—	15,319	272
Non-owner occupied commercial real estate	8,639	11,255	—	8,803	210
Commercial	6,381	6,436	—	4,280	132
Mortgages:
Secured 1-4 family real estate	3,843	4,285	—	3,051	35
Multifamily	295	309	—	302	—
Open ended secured 1-4 family	525	694	—	686	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,011	$1,011	$570	$7,195	50
Commercial real estate:
Owner occupied commercial real estate	6,459	6,533	585	4,044	53
Non-owner occupied commercial real estate	975	1,363	143	3,255	8
Commercial	2,914	2,920	2,511	3,655	92
Mortgages:
Secured 1-4 family real estate	498	517	45	1,473	6
Multifamily	300	319	135	421	—
Open ended secured 1-4 family	403	412	112	654	4
Consumer and other	—	—	—	100	—
Total impaired loans
Construction	$29,078	$41,056	$570	$34,205	$284
Commercial real estate:
Owner occupied commercial real estate	24,045	26,603	585	19,363	325
Non-owner occupied commercial real estate	9,614	12,618	143	12,058	218
Commercial	9,295	9,356	2,511	7,935	224
Mortgages:
Secured 1-4 family real estate	4,341	4,802	45	4,524	41
Multifamily	595	628	135	723	—
Open ended secured 1-4 family	928	1,106	112	1,340	4
Consumer and other	—	—	—	100	—
	$77,896	$96,169	$4,101	$80,248	$1,096

At December 31, 2011, the impaired loans in the construction category consisted of non 1-4 family construction and land development loans totaling $21.6 million and 1-4 family construction loans totaling $7.5 million. The largest impaired construction and land development loan balance was $3.4 million for a commercial development with no specific allowance recorded as the loan has been charged down to the fair value of collateral as of December 31, 2011. Of the remaining construction and land development loans, there were five relationships with balances in excess of $1.0 million. Specific allowances have been recorded for each loan based on recent appraisals or discounted collateral values in cases where recent appraisals were not available. The largest impaired 1-4 family construction loan balance was $2.2 million with no specific allowance recorded as the loan has been charged down to the fair value of collateral as of December 31, 2011. The remaining 1-4 family loans are spread across various market areas and specific allowances for impaired loans have been recorded where loan balances exceeded discounted collateral values.

At December 31, 2011, impaired loans in the commercial real estate categories consisted of owner-occupied commercial real estate loans totaling $24.0 million and non-owner occupied commercial real estate loans totaling $9.6 million. The largest impaired commercial real estate loan was a restructured owner occupied term loan in the amount of $4.7 million with no specific allowance required.

Collateral values were assessed for impaired residential mortgage and commercial mortgage loans. Eight relationships with balances exceeding $1.0 million were identified as impaired. The impaired loans were analyzed to record specific allowances for loans with balances that exceeded discounted collateral values. Specific allowances were assigned for loan balances in excess of recent appraisals or discounted collateral values in cases where recent appraisals were not available.

At December 31, 2011, most of the impaired loan balances in the commercial, financial, and agricultural category were collateralized by accounts receivable, inventory, and equipment. The two largest impaired commercial relationships were $5.8 million and $3.5 million, respectively.  The borrowers were businesses primarily in the lumber, furniture, and product manufacturing industries which have softened over the past year. Perfected collateral related to impaired loans is appraised by an independent third party appraiser and recorded at the lower of loan balance or fair market value. Specific allowances for impaired loans were assigned for loan balances in excess of discounted collateral values for loans deemed to be impaired.

Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan loss are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to impaired loans and were $49,000 and $47,000, respectively, at December 31, 2011 and 2010.

The following table presents changes in all purchased impaired loans, which includes the Company’s acquisition of American Community on April 17, 2009:

	Contractual Principal Receivable	Fair Value Adjustment(nonaccretable difference)	Carrying Amount
	(Amounts in thousands)
As of April 17, 2009 acquisition date	$14,513	$3,825	$10,688
Change due to payment received	(2,285)	(110)	(2,175)
Transfer to foreclosed real estate	(6,514)	(425)	(6,089)
Change due to charge-offs	(5,240)	(3,245)	(1,995)
Balance at December 31, 2011	$474	$45	$429

At December 31, 2011, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $428,504. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.

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

As part of management’s plan to improve policies and procedures and internal controls over the provision for loan losses, the framework utilized for the model to determine the allowance for loan losses was modified during 2009. These modifications led to improved written policies and procedures, a thorough review of the allowance for loan loss model, and improved controls and support for changes in the underlying assumptions being used in the model. Improvements to the allowance for loan loss model and related calculations were driven primarily by a change in the methodology of calculating reserves on unimpaired loans placing greater emphasis on the credit quality of loans.  These changes were incorporated by adding classified asset factors to classified loan categories including special mention, substandard, and impaired loans under $250,000. Loans were also segregated into more defined risk categories based on the underlying collateral and characteristics in order to provide a more accurate assessment of risks within the portfolio. Those risk categories include the following: nonresidential construction and land development, residential construction, owner-occupied commercial real estate, non owner-occupied commercial real estate, commercial loans, first lien 1-4 family residential mortgages, junior lien 1-4 family residential mortgages, open ended secured 1-4 family equity lines, and other consumer loans. In 2010, further refinement was made to the allowance model, including changes made in the calculation of classified asset factors. The classified asset factor was updated to incorporate twelve months of default trends and historical charge-offs for classified loans, as opposed to single data point information previously used. We believe the use of twelve month data is a better assessment of losses associated with classified loans as opposed to a single data point used in prior periods to ensure that the analysis incorporates the most current and statistically relevant trends. Improvements in other qualitative factors, including increased controls over credit and better identification of potential losses (as evidenced by the increase in impaired loans), also had an impact on general reserves as management placed greater emphasis on specifically reserving loans in which potential problems had been identified.

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $20.8 million in 2011 compared to $24.3 million in 2010 and $48.4 million in 2009. The provision expense is determined by the Bank’s allowance for loan losses model and is based on management's judgments. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

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

Impaired loans, for which management has determined that receiving payment in accordance with the terms of the original note is unlikely, are evaluated individually for specific allowances. Management considers certain loans graded “impaired” or “loss” to be impaired and may consider “substandard” loans impaired depending on an evaluation of the probability of repayment of the loan and the strength of any collateral. The Bank measures impairment based on the value of the collateral and the carrying value of the loan or, alternatively, probable cash flows. Impaired loans are identified in a periodic analysis of the adequacy of the reserve.

In determining the general allowance allocation, the ratios from the actual loss history for the various categories are applied to the homogenous pools of loans in each category. In addition, to recognize the probability that loans in special mention, impaired, and substandard risk grades are more likely to have embedded losses, additional reserve factors based on the likelihood of loss are applied to the homogenous pools of weaker graded loans that have not yet been identified as impaired.

A portion of the general allocation is based on environmental factors including estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at December 31, 2011 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations and exceptions to FDIC guidelines for loan-to-value ratios. The addition of a centralized team of credit spread analysts has improved the quality of credit underwriting and risk grade identification on new loans and modifications. Other related improvements, such as expanded use of global cash flows in the underwriting process, has contributed to the ability to better identify and quantify potential risks inherent in the portfolio.

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2011. Management believes it has established the allowance in accordance with GAAP and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The downturn in the real estate market over the past few years has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

The Bank’s allowance for loan losses was $32.8 million at December 31, 2011, or 2.26%, of loans held for investment, as compared to $37.8 million, or 2.36%, of loans held for investment, at December 31, 2010 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due primarily to a decrease in classified loans, and a decrease in total gross loans as of December 31, 2011. In addition, the Bank saw some improving trends in the Bank’s past dues and unemployment rates within the region. Overall the depressed real estate markets continue to take a toll on our construction portfolio. This has resulted in impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $32.8 million in total allowance for loan losses at December 31, 2011, the specific allowance for impaired loans accounted for $4.1 million, down from $6.3 million at December 31, 2010. Decreases in specific allowances for impaired loans were due to the charge-down of collateral dependent loans to fair market values. The remaining general allowance of $28.7 million, was attributed to performing loans and was down from $31.5 million at December 31, 2010.

The decrease in the general allowance was driven primarily by a decrease in classified and performing loans and a decrease in net charge-offs for the year. Classified loans (including special mention, substandard and impaired loans less than $250,000 that are not individually reviewed for impairment) decreased $90.7 million from December 31, 2010 to December 31, 2011. This decrease resulted from additional impairments of construction and commercial real estate loans for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. Also contributing to the decrease in the general allowance for loan losses was a $149.6 million decrease in gross loans as of December 31, 2011 as compared to December 31, 2010.  Offsetting the decreases in criticized loans and decreases in loan balances were increases in other qualitative factors including high unemployment in the region and overall uncertainty in the current regulatory environment. The general allowance on non-classified loans as a percent of non-classified loans was 1.38% as of December 31, 2011, as compared to 1.19% as of December 31, 2010.

The following table presents the allocation of the allowance for loan losses by category.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate	$26,515	80.7%	$32,550	86.2%	$41,044	84.4%	$16,802	75.2%	$8,248	66.3%
Commercial, agricultural, other	5,712	17.4%	4,335	11.5%	6,244	12.8%	4,617	20.7%	3,622	29.1%
Consumer	621	1.9%	867	2.3%	1,337	2.8%	936	4.2%	575	4.6%
Total	$32,848	100%	$37,752	100%	$48,625	100%	$22,355	100%	$12,445	100%

Our real estate portfolio has $202.8 million of construction loans, $591.8 million of commercial real estate loans, $179.0 million in 1-4 family mortgage loans, $201.2 million in home equity lines of credit, and $39.9 million in multifamily mortgage loans as of December 31, 2011.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio and we are not actively lending option ARM products or subprime loans. Construction loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense and charge-offs for the year ended December 31, 2011. As of December 31, 2011, $15.9 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation. Therefore, the Company has implemented review policies to identify and monitor all loans with interest reserves in order to identify potential impairments or discontinuation of interest accruals.

Net loan charge-offs (recoveries) were $25.7 million, or 1.68% of average loans for the year ended December 31, 2011, compared to $35.2 million, or 2.08% of average loans for the year ended December 31, 2010.

The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$37,752	$48,625	$22,355	$12,445	$10,828
Charge-offs:
Real estate loans	24,686	31,846	15,009	1,720	328
Installment loans	652	677	1,255	576	338
Credit card and related plans	—	71	107	63	85
Commercial and all other	3,494	4,226	6,432	963	351
Total charge-offs	28,832	36,820	22,803	3,322	1,102
Recoveries:
Real estate loans	2,479	889	204	135	63
Installment loans	184	211	85	134	90
Credit card and related plans	—	7	2	14	22
Commercial and all other	423	491	343	181	55
Total recoveries	3,086	1,598	634	464	230
Net charge-offs (recoveries)	25,746	35,222	22,169	2,858	872
Provision for loan losses	20,842	24,349	48,439	11,109	2,489
Allowance acquired from Cardinal	—	—	—	1,659	—
Balance at end of period	$32,848	$37,752	$48,625	$22,355	$12,445
Ratio of net loan charge-offs to average loans	1.68%	2.08%	1.39%	0.26%	0.1%

Noninterest Income

Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale or impairment of investment securities or mortgage loans and income earned from bank-owned life insurance (BOLI).

Noninterest income decreased 18.0% or $4.0 million in 2011. A decrease in the gain on sale of mortgages of $4.5 million made up the majority of the decrease. The decrease in gain on sale of mortgages was primarily related to a decrease in mortgage activity during 2011 as the Company decided to exit wholesale markets in the second quarter of 2011. Mortgage loans sold decreased from $937.0 million in 2010 to $471.6 million in 2011. Other decreases include a decrease in service charges of $67,000, or 1.1%, and a decrease in other service fees of $290,000, or 7.3%. The decrease in other service fees was due primarily to decreases in commissions and fees on mortgages originated of $708,000 or 44.0%, offset partially by increases in annuity commissions and fees of $349,000, or 59.7%. Service charges on deposit accounts were down 1.1% primarily due to a 7.8% decrease in business service charges and a decrease in ATM service charge income of $58,000, or 9.6%. Overall non-sufficient fund ("NSF") fees (a major component of service charges) remained relatively flat as the Company introduced a new overdraft priviledge program . Income related to bank owned life insurance also decreased $167,000, or 20.3%, as the cost of benefits was updated based on current employee and insurance information. These decrease were offset by an increase in gains on sale of available-for-sale securities of $576,000 and a decrease in other than temporary impairment charges of $366,000.

Noninterest income decreased 10.9% or $2.7 million in 2010. A decrease in the gain on sale of mortgages of $4.5 million and decreases in other service fees made up the majority of the decrease. The decrease in gain on sale of mortgages was primarily related to a decrease in mortgage activity during 2010 as refinancing activity declined. The decrease in other service fees was due primarily to decreases in commissions and fees on mortgages originated of $387,000 or 19.4%, decreases in merchant and cardholder processing fees of $244,000, and decreases in commissions and fees on mutual funds and annuities of $179,000, or 21.9%. These decreases were offset by an increase in gains on sale of available-for-sale securities of $2.2 million. Service charges on deposit accounts were up by $230,000, or 4.0%. NOW and money market account service charges increased 36.7% as average balances increased and business checking account service charges increased 8.6%. ATM service charge income was up by $162,000, or 36.0%. These increases were offset by a decrease in NSF fees (a major component of service charges) of $189,000, or 4.5%, primarily due to the impact of new regulations. Other service fees were also down by $872,000, or 17.9%.

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010 for new customers and August 15, 2010 for existing customers, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. In addition, in June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule, which went into effect on October 1, 2011, caps an issuer's base fee at 21 cents per transaction and allows an additional five basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

Losses due to other-than-temporary impairment of securities increased from $372,000 in 2009 to $482,000 in 2010 primarily due to the write down of $384,000 of an investment in a financial services company. Management also recorded other-than-temporary impairment charges on two other investments in 2010. Mortgage banking income (loss) also increased $124,000, or 593.6%, in 2010 as a result of a smaller decrease in the value of the mortgage servicing rights in 2010. Income from investment in bank-owned life insurance (BOLI) decreased $22,000, or 2.6%, in 2010. The BOLI investment income decreased $82,000, or 8.8%, from 2008 to 2009.

Noninterest Expense

    Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses increased $4.4 million, or 6.9%, from 2010 to 2011 primarily due to the writedown of the Bank's remaining goodwill. Noninterest expense to average assets for 2011 was 3.21%, and 2.86% for 2010. Excluding goodwill impairment, efficiency ratios for 2011 and 2010 were 75.27% and 71.15%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and goodwill impairment to the total of the taxable equivalent net interest income and noninterest income. Amortization of core deposit intangible attributable to the acquisition of Piedmont Bank totaled $300,000 in 2011 and $340,000 in 2010, a noncash expense that will continue until 2022. Amortization of core deposit intangible, attributable to the 2004 acquisition of High Country Bank, totaled $314,000 in 2011 and 2010, and will continue until 2012. Amortization of core deposit intangible, attributable to the 2008 acquisition of Cardinal, totaled $130,000 in 2011 and $144,000 in 2010, and will continue until 2017. Amortization of core deposit intangible attributable to the 2009 acquisition of American Community Bank, totaled $430,000 in 2011 and $485,000 in 2010, and will continue until 2019. All are being amortized under an accelerated method.

Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2011 to 2010, salaries and benefits decreased by $1.3 million, or 4.4%. These decreases were due primarily to employee reductions as part of the restructuring which led to decreased salaries and employee benefit costs. In addition, commission expense was also down 16.0% as mortgage activity decreased.

Comparing 2010 to 2009, salaries and benefits increased by $912,000, or 3.2%. These increases were due primarily to the addition of American Community employees for twelve months in 2010, as compared to nine months in 2009. In addition, the Company accrued compensation expense in the amount of $825,000 related to the branch consolidations announced in the fourth quarter of 2010.

Occupancy expense decreased $138,000, or 1.7%, comparing 2011 to 2010 due to branch closures in later 2010 and 2011 as part of the branch consolidations. Occupancy expense increased $2.2 million, or 46.6%, comparing 2009 to 2008 due to the acquisition of American Community branches. Occupancy and equipment expense increased $1.5 million, or 21.6%, comparing 2010 to 2009 due primarily to the addition of American Community branches for a full twelve months in 2010 as opposed to nine months in the previous year. In addition, approximately $220,000 of lease termination expense was accrued in the fourth quarter of 2010 as part of the branch consolidations.

Data processing expense increased by 5.7% over 2010 as core deposit accounts continue to increase. Other professional fees also increased $122,000, or 9.7% as additional consulting work was performed during 2011. Communication expense decreased by 7.5%, when compared to 2010. FDIC assessment expenses were also down 20.4% due to changes in the calculation of assessments. Loan collection costs increased $385,000, or 31.8% and net cost of operation of other real estate owned increased $1.1 million, or 29.1%, due to continued workout efforts and foreclosures of impaired loans.

When comparing 2010 to 2009, data processing expense increased by 4.0% over 2009 and printing and supplies expenses decreased 21.9%. Communication expense increased by 21.8%, when compared to 2009. Overall increases in noninterest expenses were related to the addition of American Community branches for a full twelve months in 2010 as compared to nine months in 2009. FDIC assessment expenses were also up 7.8% due to increased assessments by the FDIC. In the prior year, additional advertising and marketing campaigns were utilized in connection with the American Community merger.

    Net cost of other real estate owned increased $1.1 million, or 29.1%, when comparing 2011 to 2010. The increase is primarily due to the fact that property sales are beginning to increase which led to losses on sales, as well as additional writedowns taken on properties held.

Other operating expenses decreased $1.3 million, or 12.2%, comparing 2011 to 2010, as compared to an 8.2% decrease from 2009 to 2010. The largest decreases in the categories under other operating expenses was advertising expense down $452,000, printing and supplies expense down $247,000, postage expense down $91,000, travel expenses down $141,000, directors fees down $122,000 and charge-offs of checking accounts was down $466,000. Decreases in advertising, printing and supplies, travel, postage and other miscellaneous expenses were due to branch closures in late 2010 and 2011, as well as concerted efforts by management to reduce expenses across the Bank.

Other operating expenses decreased $900,000, or 8.2%, comparing 2010 to 2009, down from a 18.3% increase from 2008 to 2009. The largest decreases in the categories under other operating expenses were accounting fees down $456,000, transfer agent fees down $113,000, ATM/debit card processing fees down $309,000 and other miscellaneous expense down $619,000. Attorney fees decreased 44.3% and loan collections expense decreased 1.7% as the Bank began to see some improvements in past due and classified loans during 2010. The decrease in attorney fees were primarily due to merger related attorney costs incurred in the prior year. Advertising and marketing expense decreased by 26.9%. Other operating expenses include items such as computer supplies, meetings and travel, directors’ fees, postage, mortgage origination related expenses and professional fees.

Income Taxes

Income tax expense for the year ended December 31, 2011 was $6.7 million compared to income tax benefit of $1.4 million for the year ended December 31, 2010, an increase of (581.9)%. The increase in income tax expense was due to a $11.0 million deferred tax valuation recorded at December 31, 2011. The effective tax rate for the year ended December 31, 2011 was 86.9% compared to (99.1)% for the same period of 2010. The increase in the effective tax rate was primarily due to the fact that a $11.0 million valuation was recorded against deferred tax assets at December 31, 2011.  See Note 9 in the consolidated financial statements for further discussion of income taxes.

As of December 31, 2011, deferred tax assets of $25.4 million reduced by a valuation allowance of $11.0 million and $6.8 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $7.6 million. Deferred tax assets of $21.6 million as of December 31, 2010, reduced by $6.0 million in deferred tax liabilities, resulted in a net deferred tax asset of approximately $15.6 million.

Our net deferred tax asset was $7.6 million and $15.6 million at December 31, 2011 and December 31, 2010, respectively. This decrease is related to a $11.0 million valuation allowance recorded in 2011. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•
The company was in a cumulative loss position for the 3-year period ending December 31, 2010 as well as a cumulative tax loss position for the 3-year period ending December 31, 2011 of $(18.7) million and $(25.2) million respectively.

	December 31, 2011 Cumulative Loss Test
	2009	2010	2011	Total
	(Amount in thousands)
Income (loss) before income taxes	$(83,933)	$(1,401)	$(7,701)	$(93,035)
Goodwill impairment	61,566	—	4,944	66,510
	$(22,367)	$(1,401)	$(2,757)	$(26,525)

•
The Company's strong history of earnings since the inception of the bank, and particularly over the 10 year period prior to the current economic cycle, shows the Company has historically been profitable and has no history of expiration of loss carryforwards.

•	The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2012-2014.

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings.

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2011. The Company’s loss carryforwards for the tax period ending December 31, 2011 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2011 are as follows:

	Net Operating Loss Carryforward at December 31, 2011	Tax Benefit Recorded at December 31, 2011	Expiration
	(Amounts in thousands)
Cardinal State Bank acquisition	$2,424	$849	2029
American Community Bank acquisition	345	15	2030
Yadkin Valley Federal	16,228	5,680	2031
Yadkin Valley State	17,074	738	2031
Total Loss Carryforwards	$36,071	$7,282

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset was, and still is, more likely than not. However, consideration should be given to the fact that the Company has been in a cumulative loss position for 12 months. This position could cast doubts on the realization of the asset and should be considered. The Company considered the amount of the deferred tax asset that could be recovered within the next12 months in determining the amount of valuation allowance including projected taxable income, and feasible and prudent tax planning strategies . These tax planning strategies include repositioning the Company's municipal securities portfolio to taxable securities and sale of various assets and are considered to be prudent and feasible and would be expected to be done if needed. Based on this method, a valuation allowance of $11.0 million was deemed prudent as of December 31, 2011.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2011 was not material. The following table presents contractual obligations of the Bank as of December 31, 2011.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$39,550	$—	$—	$—	$39,550
Long-term borrowings	—	20,000	10,000	35,989	65,989
Capital lease obligation	—	—	—	2,365	2,365
Operating leases	1,836	3,169	2,088	6,117	13,210
Other contractual obligations	825	—	—	—	825
Total contractual cash obligations, excluding deposits	42,211	23,169	12,088	44,471	121,939
Deposits	1,264,561	376,260	90,520	—	1,731,341
Total contractual obligations	$1,306,772	399,429	102,608	44,471	1,853,280

In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2011, are presented in Note 14 to the Consolidated Financial Statements.

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

Fourth Quarter Summary

In the fourth quarter of 2011, the Company reported net income to common shareholders of $2.2 million, compared with net loss of $8,000 in the fourth quarter of 2010. Diluted earnings per common share was $0.11 for the fourth quarter of 2011, compared with $0.00 for the same 2010 period.

Net interest income was $15.6 million for the quarter-ended December 31, 2011, down $327,000, or 2.1%, from the quarter-ended December 31, 2010. The decrease was attributable to a decrease in interest income on loans which resulted from a decrease in average loans of $227.7 million and a compression in loan interest related to the reversal of interest on nonaccrual loans. The net interest margin was 3.31% and 2.97% for the fourth quarter of 2011 and 2010, respectively.

Provision for loan losses decreased from $6.3 million in the fourth quarter of 2010 to $3.6 million for the fourth quarter of 2011. This decrease in the provision was driven primarily by decreased charge-offs in the fourth quarter of 2011 as compared to 2010.  For the fourth quarter of 2011, net loan charge-offs were $4.5 million, or 1.20% of average loans (annualized), compared with $13.3 million, or 3.08% of average loans during the fourth quarter of 2010.

     Noninterest income in the fourth quarter of 2011 was $4.7 million, compared with $7.3 million in the fourth quarter of 2010. The decrease in non-interest income was primarily due to a decrease in gains on sales of mortgage loans of $1.8 million, and a decrease in gains on sales of securities of $612,000 as compared to the fourth quarter of 2010.

Non-interest expense totaled $13.9 million for the fourth quarter of 2011, a decrease of $3.0 million, or 17.8%, from $17.0 million for the fourth quarter of 2010. Compensation and employee benefits decreased $1.3 million or 17.0%, from the fourth quarter of 2010, due to a reduction in employees that resulted from branch closings and the reorganization of Sidus.

Occupancy and equipment expenses decreased $379,000, or 17.6%, from the fourth quarter of 2010, primarily due to the accrual of $220,000 in lease termination in 2010 and overall cost reductions that resulted from branch closings in 2011. In addition, net cost of operation of OREO decreased $1.1 million as foreclosures are beginning to decrease and management continues to sell older OREO properties.

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

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina

We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Valley Financial Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 28, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS	(Amounts in thousands, except share and per share data)
Cash and due from banks	$40,790	$31,967
Federal funds sold	50	31
Interest-bearing deposits	52,078	197,782
Securities available-for-sale at fair value (amortized cost $324,172 in 2011 and $297,086 in 2010)	330,422	298,002
Gross loans	1,450,924	1,600,539
Less: allowance for loan losses	32,848	37,752
Net loans	1,418,076	1,562,787
Loans held-for-sale	19,534	50,419
Accrued interest receivable	6,745	7,947
Premises and equipment, net	42,120	45,970
Foreclosed real estate	24,966	25,582
Federal Home Loan Bank stock, at cost	6,130	9,416
Investment in bank-owned life insurance	25,934	25,278
Goodwill	—	4,944
Core deposit intangible (net of accumulated amortization of $8,789 in 2011 and $7,615 in 2010)	3,733	4,907
Other assets	22,610	35,562
TOTAL ASSETS	$1,993,188	$2,300,594
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	229,895	216,161
Interest-bearing deposits:
NOW, savings and money market accounts	625,560	589,790
Time certificates:
$100 or more	360,388	477,030
Other	515,498	737,425
Total Deposits	1,731,341	2,020,406
Short-term borrowings	39,810	44,773
Long-term borrowings	65,729	71,995
Capital lease obligations	2,365	2,402
Accrued interest payable	2,619	3,302
Other liabilities	10,738	10,259
TOTAL LIABILITIES	1,852,602	2,153,137
Shareholders' Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312 issued and outstanding in 2011 and 2010	47,389	46,771
Common stock, $1 par value, 50,000,000 shares authorized; 19,526,188 issued and outstanding in 2011 and 16,147,640 issued and outstanding in 2010	19,526	16,148
Warrants	3,581	3,581
Surplus	117,883	114,649
Accumulated deficit	(51,656)	(34,274)
Accumulated other comprehensive income	3,863	582
TOTAL SHAREHOLDERS' EQUITY	140,586	147,457
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,993,188	$2,300,594

*Derived from audited consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
INTEREST INCOME:	(Amounts in thousands, except share and per share data)
Interest and fees on loans	$80,641	$90,837	$88,321
Interest on federal funds sold	28	10	25
Interest and dividends on securities:
Taxable	5,946	5,570	5,112
Non-taxable	2,272	2,200	2,039
Interest-bearing deposits	348	385	45
TOTAL INTEREST INCOME	89,235	99,002	95,542
INTEREST EXPENSE
Time deposits of $100 or more	10,075	13,274	11,354
Other time and savings deposits	13,800	18,619	17,630
Borrowed funds	2,098	2,440	2,847
TOTAL INTEREST EXPENSE	25,973	34,333	31,831
NET INTEREST INCOME	63,262	64,669	63,711
PROVISION FOR LOAN LOSSES	20,843	24,349	48,439
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,419	40,320	15,272
NON-INTEREST INCOME:
Service charges on deposit accounts	5,894	5,961	5,731
Other service fees	3,707	3,997	4,869
Net gain on sales and fees of mortgage loans	4,488	9,022	13,563
Net gain on sales of investment securities	2,756	2,180	—
Income on investment in bank-owned life insurance	657	824	846
Mortgage banking income (loss)	296	103	(21)
Other than temporary impairment of securities	(116)	(482)	(372)
Other income	474	533	227
TOTAL NON-INTEREST INCOME	18,156	22,138	24,843
NON-INTEREST EXPENSES:
Salaries and employee benefits	28,244	29,538	28,626
Occupancy and equipment expense	8,242	8,380	6,893
Data processing	1,536	1,453	1,397
Amortization of core deposit intangible	1,174	1,280	1,240
Communications expense	1,658	1,793	1,471
FDIC assessment expense	3,475	4,366	4,052
Acquisition related costs	—	—	2,590
Other professional fees	1,380	1,258	656
Loan collection costs	1,595	1,210	1,232
Goodwill impairment	4,944	—	61,566
Net cost of operation of other real estate	5,068	3,927	1,558
Loss (gain) on sale and impairment of fixed assets	1,494	55	71
Other expenses	9,466	10,599	12,696
TOTAL NON-INTEREST EXPENSES	68,276	63,859	124,048
INCOME (LOSS) BEFORE INCOME TAXES	(7,701)	(1,401)	(83,933)
INCOME TAX EXPENSE (BENEFIT)	6,694	(1,389)	(8,876)
NET LOSS	(14,395)	(12)	(75,057)
Preferred stock dividend and accretion of preferred stock discount	2,987	3,181	2,435
NET LOSS TO COMMON SHAREHOLDERS	$(17,382)	$(3,193)	$(77,492)
NET LOSS PER COMMON SHARE:
Basic	$(0.95)	$(0.20)	$(5.23)
Diluted	$(0.95)	$(0.20)	$(5.23)
CASH DIVIDENDS PER COMMON SHARE	$—	$—	$0.12

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMREHENSIVE INCOME (LOSS)
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)
NET LOSS	$(14,395)	$(12)	$(75,057)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	8,170	(1,625)	1,417
Tax effect	(3,145)	639	(515)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	5,025	(986)	902
Reclassification adjustment for realized (gains) losses	(2,836)	(2,180)	—
Tax effect	1,092	839	—
Reclassification adjustment for realized (gains) losses, net of tax amount	(1,744)	(1,341)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,281	(2,327)	902
COMPREHENSIVE LOSS	$(11,114)	$(2,339)	$(74,155)

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Preferred			Accumulated	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	income	equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2008	11,536,500	$11,537	$—	$—	$88,030	$48,070	$2,007	$149,644
Net loss	—	—	—	—	—	(75,057)	—	(75,057)
Shares issued under stock
option plan	8	—	—	—	—	—	—	—
Preferred stock issued	—	—	49,312	—	—	—	—	49,312
Preferred stock discount	—	—	(3,581)	—	—	—	—	(3,581)
Warrants issued	—	—	—	3,581	—	—	—	3,581
Discount accretion of	—	—	422	—	—	(422)	—	—
preferred stock warrants
Stock option compensation	—	—	—	—	74	—	—	74
Cash dividends declared	—	—	—	—	—	(1,658)	—	(1,658)
Preferred stock dividends	—	—	—	—	—	(2,014)	—	(2,014)
Shares issued in acquisition of
American Community Bank	4,593,132	4,593	—	—	26,469	—	—	31,062
Other comprehensive income	—	—	—	—	—	—	902	902
BALANCE, DECEMBER 31, 2009	16,129,640	16,130	46,153	3,581	114,573	(31,081)	2,909	152,265
Net loss	—	—	—	—	—	(12)	—	(12)
Restricted stock issued	18,000	18	—	—	(18)	—	—	—
Discount accretion of
preferred stock warrants	—	—	618	—	—	(618)	—	—
Stock option compensation	—	—	—	—	77	—	—	77
Restricted stock compensation	—	—	—	—	17	—	—	17
Preferred stock dividends	—	—	—	—	—	(2,563)	—	(2,563)
Other comprehensive loss	—	—	—	—	—	—	(2,327)	(2,327)
BALANCE, DECEMBER 31, 2010	16,147,640	16,148	46,771	3,581	114,649	(34,274)	582	147,457
Net loss	—	—	—	—	—	(14,395)	—	(14,395)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Restricted stock issued	145,000	145	—	—	(145)	—	—	—
Discount accretion of preferred stock warrants	—	—	618	—	—	(618)	—	—
Stock compensation:
Stock options	—	—	—	—	77	—	—	77
Restricted stock	—	—	—	—	133	—	—	133
Preferred stock dividends	—	—	—	—	—	(2,369)	—	(2,369)
Other comprehensive income	—	—	—	—	—	—	3,281	3,281
BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(Amounts in thousands)
Net loss	$(14,395)	$(12)	$(75,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization (accretion) of premiums on investment securities	4,979	2,643	735
Provision for loan losses	20,843	24,349	48,439
Net gain on sales of mortgage loans	(4,488)	(9,022)	(13,563)
Other than temporary impairment of cost investments	116	482	372
Impairment of goodwill	4,944	—	61,566
Net gain on sale of investment securities	(2,756)	(2,180)	—
Increase in cash surrender value of life insurance	(657)	(824)	(846)
Depreciation and amortization	2,897	3,047	2,764
Loss on sale and impairment of fixed assets	1,494	55	71
Net loss on other real estate owned	3,756	2,424	1,558
Amortization of core deposit intangible	1,174	1,280	1,240
Deferred tax (benefit)	5,983	5,293	(5,346)
Stock based compensation expense	210	94	74
Originations of mortgage loans held-for-sale	(471,607)	(937,003)	(1,646,149)
Proceeds from sales of mortgage loans held-for-sale	506,980	945,321	1,659,926
Decrease in capital lease obligations	(37)	(35)	(13)
(Increase) decrease in accrued interest receivable	1,202	(164)	(347)
(Increase) decrease in other assets	6,648	8,180	(21,633)
Increase (decrease) in accrued interest payable	(683)	287	(1,128)
Increase (decrease) in other liabilities	(1,272)	(417)	828
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,331	43,798	13,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(172,438)	(230,851)	(31,267)
Proceeds from sales of available-for-sale securities	103,138	53,331	—
Proceeds from maturities of available-for-sale securities	40,071	59,057	57,971
Net (increase) decrease in loans	106,363	19,455	(113,352)
Acquisition of American Community Bank, net of cash paid	—	—	78
Purchases of premises and equipment	(3,618)	(5,431)	(4,253)
Proceeds from sales of premises and equipment	1,149	—	1,074
Purchase of Federal Home Loan Bank stock	—	—	(2,385)
Proceeds from redemption of Federal Home Loan Bank stock	3,286	1,123	1,851
Proceeds from the sale of foreclosed real estate	14,365	7,571	7,190
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	92,316	(95,745)	(83,093)

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2011, 2010 and 2009

	2011	2010		2009
CASH FLOWS FROM FINANCING ACTIVITIES:	(Amounts in thousands)
Net increase in checking, NOW, money market and savings accounts	$49,503	$152,594		$83,130
Net increase (decrease) in time certificates	(338,569)	46,060		143,630
Net decrease in borrowed funds	(11,229)	(6,700)		(136,485)
Dividends paid	(616)	(2,563)		(3,672)
Proceeds from the issuance of common stock	6,402	—	—	—
Proceeds from the issuance of preferred stock and warrants	—	—		49,312
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(294,509)	189,391		135,915
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(136,862)	137,444		66,313
CASH AND CASH EQUIVALENTS:
Beginning of year	229,780	92,336		26,023
End of year	$92,918	$229,780		$92,336
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$27,029	$34,942		$28,789
Cash paid for income taxes	$26	$8		$2,607
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$17,505	$21,232		$18,642
Unrealized gain (loss) on investment securities available for sale, net of tax effect	$3,281	$(2,327)		$902
Issuance of shares in acquisition of American Community	$—	$—		$31,062

YADKIN VALLEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Yadkin Valley Financial Corporation (the “Company”) was formed July 1, 2006 as a holding company for Yadkin Valley Bank and Trust Company (the “Bank”). The Bank has eight wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company's customers, Sidus Financial LLC, which provides mortgage brokerage services throughout North Carolina and the eastern seaboard, Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC, Green Street V, LLC, all of which hold other real estate owned by the Bank, and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank was incorporated in North Carolina on September 16, 1968, and is a member of the Federal Deposit Insurance Corporation ("FDIC"). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in North Carolina and South Carolina through 34 full-service banking offices. Sidus offers mortgage-banking services to its customers in the Southeast. The Company and its subsidiaries are collectively referred to herein as the "Company." The Company formed Yadkin Valley Statutory Trust I (the “Trust”) during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trust are owned by the Company. On April 17, 2009, the Company acquired American Community Bancshares, Inc. (“American Community”), headquartered in Charlotte, NC. American Community shareholders received either $12.35 in cash or 0.8517 shares of the Company’s common stock, subject to an overall allocation of 19.5% cash and 80.5% stock. The overall acquisition cost was approximately $47.2 million based on the issuance of 4.6 million shares of the Company’s common stock at a stock price of $6.72 on the date of the merger, and cash payment of $16.1 million to American Community shareholders. As part of the American Community acquisition, the Company also acquired American Community Bank Capital Trust ("American Community Trust") which facilitated the issuance of trust preferred securities. The American Community Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the American Community Trust are owned by the Company.

Basis of Presentation ‑ The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in Yadkin Valley Statutory Trust I, in accordance with accounting for variable interest entities, has been recorded by the Company in other assets with the corresponding increase to long-term debt.

Cash and Cash Equivalents ‑ Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one‑day periods. Restricted cash as of December 31, 2011 and December 31, 2010 held at Sidus Financial, LLC was $2,029,580 and $2,188,052 respectively.

Investment Securities ‑ Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as "available-for-sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the trade date basis. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value. The related write downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2011 and 2010 are classified as available-for-sale.

Loans and Allowance for Loan Losses ‑ Loans that management has the intent and ability to hold for the foreseeable future are stated at their outstanding principal balances adjusted for any deferred fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and other fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

All loans over $20,000 are risk graded on a scale from 1 (highest quality) to 8 (loss). Management considers certain loans graded “doubtful” or “loss” to be impaired and may consider “substandard” loans impaired depending on an evaluation of the probability of repayment of the loan. All classes of loans are considered impaired when all or a portion of the loan is determined to be uncollectable. Loans that are deemed to be impaired (i.e., probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan) are evaluated based on fair value of the collateral if the loan is collateral dependent, the fair value of the loan or, alternatively, discounted expected cash flows. A specific reserve is established as part of the allowance for loan losses to record the difference between the stated principal amount and the present value or market value of the impaired loan. Impaired loans are evaluated on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower). For all classes of loans the Company discontinues the accrual of interest income when the loans are either at least 90 days past due or less than 90 days past due but the collectability of such interest and principal becomes doubtful. Subsequent payments received on nonaccrual loans are recorded as a reduction of principal. Interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the loan has performed for six months, and future payments are probable.

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio resulting from known and expected losses as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the control of the Bank. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Loans Held-for-Sale ‑ Loans held-for-sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or market determined on an aggregate basis. Gains and losses on sales of loans held-for-sale are included in other non-interest income in the consolidated statements of income (loss). Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.

Foreclosed Real Estate - Foreclosed real estate is stated at the lower of carrying amount or market value less estimated cost to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income (loss) as a component of noninterest expenses.

Business Combinations ‑ The Company accounts for all business combinations after January 1, 2009 by the acquisition method of accounting whereby acquired assets and liabilities are recorded at fair value on the date of acquisition with the remainder of the purchase price allocated to identified intangible assets and goodwill.

Purchased Impaired Loans - Purchased loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses, which include loans purchased in the American Community acquisition. Purchased impaired loans are accounted for under the Receivables topic of the FASB Accounting Standards Codification ("ASC") when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccural status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Mortgage Banking Activities – When the Bank retains the right to service a sold mortgage loan, the previous carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer. The Bank uses the fair value method of accounting for mortgage servicing rights.

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.

At December 31, 2011, 2010, the Bank was servicing loans for others of $244,629,625 and $245,139,672, respectively. Custodial escrow balances maintained in connection with the loan servicing were $215,504 and $188,883 at December 31, 2011 and 2010, respectively.

Mortgage servicing rights with a fair value of $1,871,244 and $2,144,139 at December 31, 2011 and 2010, respectively, are included in other assets. Amortization/market value adjustments related to mortgage servicing rights were $(559,394), $(431,350) and $(549,815) for the years ended 2011, 2010 and 2009, respectively and recorded as a reduction to the mortgage banking income. A valuation of the fair value of the mortgage servicing rights is performed using a pooling methodology. Similar loans are “pooled” together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating potential acquisition of the servicing.

Premises and Equipment ‑ Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions and major replacements or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation and amortization is provided based on the estimated useful lives of the assets using both straight‑line methods for buildings and land improvements and accelerated methods for furniture and fixtures. The estimated useful lives for computing depreciation and amortization are 10 years for land improvements, 30 to 40 years for buildings, and 3 to 10 years for furniture and equipment. Gains or losses on dispositions of premises and equipment are reflected in income.

The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Goodwill and Other Intangibles – The Company performs an annual goodwill impairment assessment for the Sidus segment as of October 1st. In addition, the Company will assess the impairment of goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, the Company typically makes various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning. At June 30, 2011, it was determined that impairment existed in the Sidus reporting unit and a goodwill impairment charge of $4.9 million was recorded. At September 30, 2009, it was determined that impairment existed in the banking reporting unit and a goodwill impairment charge of $61.6 million was recorded. No impairment at the Sidus segment was identified as a result of the testing performed in 2010 and 2009. See Note 21 for further discussion of goodwill impairment.

Intangible assets with finite lives include core deposits and a non-compete agreement with a former employee of American Community. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002 and 2009), straight-line method (intangibles acquired in 2004) and an accelerated method (intangibles acquired in 2008) over a period not to exceed 20 years. Other intangibles include a non-compete agreement as part of the American Community acquisition and is amortized over five years.

The following table shows carrying amounts and accumulated amortization of all intangible assets as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Amortized intangible assets:
Core deposit intangible	$12,522	$(8,789)	$12,522	$(7,615)
Non-compete agreement	880	(520)	880	(325)
	13,402	(9,309)	$13,402	$(7,940)

The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is $1,079,629, $677,872, $590,409, $502,946, $415,481, and $466,735, respectively. The remaining weighted average amortization period is 7.5 years. The Bank’s projected amortization expense for the non-compete agreement for the years ending December 31, 2012, 2013, and 2014 is $178,320, $139,980, and $41,660, respectively.
Income Taxes ‑ Provisions for income taxes are based on amounts reported in the statements of income (loss) and include changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.
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

Earnings Per Share ‑ Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Potential common stock arising from stock options and restricted stock awards are included in diluted earnings per share.

Share-Based Payment ‑ The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) in accordance with Share-based Payment accounting guidance. This guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

Non-marketable equity securities - As a requirement for membership, the Bank invests in stock of Federal Home Loan Bank of Atlanta (“FHLB”). In addition, the Company also invests in other equity investments for which stock is not publicly traded. Due to the redemption provisions of FHLB stock, the estimated fair value of the stock is equivalent to its respective cost. Other equity investments are reviewed for impairment on a quarterly basis. These investments are discussed further in Note 3.

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

Use of Estimates ‑ The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, assets acquired and liabilities assumed from business combinations, the allowance for loan losses, valuation of deferred tax assets, valuation of certain level 2 and level 3 investment securities, valuation of mortgage servicing rights, valuation of other real estate owned, evaluation of securities for other-than-temporary and goodwill impairment. Actual results could differ from those estimates.

New Accounting Standards

Recently Adopted Accounting Standards

In January 2011, the FASB issued guidance on the “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2010-20”).” The provisions of this guidance require the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses. The amendments in this guidance defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company's statements of income and condition. The deferred requirements of ASU 2010-20 were adopted by the Company in the third quarter of 2011. The adoption of the requirements has resulted in additional disclosures related to its troubled debt restructured loans in Note 4 of the Consolidated Financial Statements.

In April 2011, the FASB issued guidance regarding “A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibiting creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adding factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the standard also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by previously released standards. The provisions of this guidance are effective for the Company's reporting periods ending September 30, 2011 and after and are retrospective to January 1, 2011. The adoption of the standard did not have a material impact on the Company's statements of income and financial condition; however, adoption of this guidance did result in an increase in troubled debt restructured loans.

During 2011, the FASB issued Accounting Standards Update No. 2011-04 "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements" ("ASU 2011-04"). The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the guidance will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. ASU 2011-05 requirements are effective for public entities as of the beginning of fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company has adopted the standard and the adoption of ASU 2011-05 did not have an impact on the Company's financial condition, results of operations, or cash flows.

Reclassifications – Certain expenses reported in prior periods have been reclassified to conform to the 2011 presentation. Reclassifications include loss on other real estate owned which was previously presented in other income, and loan collection and advertising expense both of which were previously included in other expenses. The reclassifications had no effect on net income (loss) or shareholders’ equity, as previously reported.

2. INVESTMENT SECURITIES

The following tables present investment securities at December 31, 2011 and 2010:

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:	(Amounts in thousands)
Securities of U.S. government agencies due:
Within 1 year	$9,988	$51	$—	$10,039
After 1 but within 5 years	13,622	65	—	13,687
	23,610	116	—	23,726
Government sponsored agencies:
Residential Mortgage-backed securities due:
After 1 but within 5 years	476	18	—	494
After 5 but within 10 years	3,481	281	—	3,762
After 10 years	60,388	959	393	60,954
	64,345	1,258	393	65,210
Collateralized mortgage obligations due:
After 5 but within 10 years	13,986	478	—	14,464
After 10 years	150,915	1,241	592	151,564
	164,901	1,719	592	166,028
Private label collateralized mortgage
obligations due:
After 5 but within 10 years	275	10	—	285
After 10 years	1,028	—	57	971
	1,303	10	57	1,256
State and municipal securities due:
Within 1 year	618	5	—	623
After 1 but within 5 years	6,575	347	—	6,922
After 5 but within 10 years	21,252	1,639	19	22,872
After 10 years	40,455	2,255	9	42,701
	68,900	4,246	28	73,118

Common and preferred stocks:	1,113	23	52	1,084

Total available-for-sale securities	$324,172	$7,372	$1,122	$330,422

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:	(Amounts in thousands)
Securities of U.S. government
agencies due:
After 1 but within 5 years	$14,547	$6	$3	$14,550
	14,547	6	3	14,550
Government sponsored agencies:
Residential Mortgage-backed securities due:
After 1 but within 5 years	1,040	36	—	1,076
After 5 but within 10 years	7,839	602	—	8,441
After 10 years	41,863	1,132	437	42,558
	50,742	1,770	437	52,075
Collateralized mortgage obligations due:
After 5 but within 10 years	16,063	165	57	16,171
After 10 years	140,021	672	938	139,755
	156,084	837	995	155,926
Private label collateralized mortgage
obligations due:
After 5 but within 10 years	406	17	—	423
After 10 years	1,430	—	148	1,282
	1,836	17	148	1,705
State and municipal securities due:
Within 1 year	2,476	18	—	2,494
After 1 but within 5 years	10,680	327	53	10,954
After 5 but within 10 years	21,348	413	236	21,525
After 10 years	38,260	295	906	37,649
	72,764	1,053	1,195	72,622

Common and preferred stocks:	1,113	36	25	1,124

Total available-for-sale securities	$297,086	$3,719	$2,803	$298,002

Mortgage‑backed securities are included in maturity groups based upon stated maturity date. At December 31, 2011 and 2010, the Bank's mortgage‑backed securities were pass‑through securities. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on sales of available-for-sale securities in 2011 were $2,836,085. There were no gross realized losses on sales of available-for-sale securities in 2011. Gross realized gains and losses on sales of available-for-sale securities in 2010 were $2,196,980 and $16,919, respectively. There were no gross realized gains or losses of available-for-sale securities in 2009.
Investment securities with carrying values of $120,227,824 and $111,803,619 at December 31, 2011 and 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

If management determines that an investment has experienced an OTTI, the loss is recognized in the income statement. The Company’s investment in a financial institution classified as available-for-sale was considered to be OTTI and approximately $386,000 was charged-off in 2010. There were no OTTI charges recorded for securities available-for-sale for the years ended December 31, 2011 and 2009. Management believes that the market prices of these equity securities will not recover in the immediate future due to the current economic environment. All OTTI losses were deemed to be credit related losses.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010. Securities that have been in a loss position for twelve months or more at December 31, 2011 include three mortgage-backed securities, two collateralized mortgage obligations, one private label collateralized mortgage obligation and one common stock. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2010 include one mortgage-backed security, one municipal security and one private label collateralized mortgage obligation. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be OTTI. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost bases.

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:	(Amounts in thousands)
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government sponsored agencies:
Residential mortgage-backed securities	13,121	45	16,751	348	29,872	393
Collateralized mortgage obligation	70,421	505	5,043	87	75,464	592
Private label collateralized mortgage obligations	—	—	971	57	971	57
State and municipal securities	3,429	28	—	—	3,429	28
Common and preferred stocks, and other	6	1	53	51	59	52
Total temporarily impaired securities	$86,977	$579	$22,818	$543	$109,795	$1,122

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:	(amounts in thousands)
U.S. government agencies	$4,569	$3	—	—	$4,569	$3
Government sponsored agencies:
Residential mortgage-backed securities	21,637	435	136	2	21,773	437
Collateralized mortgage obligation	76,925	995	—	—	76,925	995
Private label collateralized mortgage obligations	—	—	1,283	148	1,283	148
State and municipal securities	31,775	1,174	276	21	32,051	1,195
Common and preferred stocks, and other	79	25	—	—	79	25
Total temporarily impaired securities	$134,985	$2,632	$1,695	$171	$136,680	$2,803

3. NON-MARKETABLE EQUITY SECURITIES

The aggregate cost of the Company’s cost method investments totaled $8,771,278 at December 31, 2011 and $12,463,510 at December 31, 2010. Cost method investments at December 31, 2011 include $6,130,000 in FHLB stock and $2,641,278 of investments in various trust and financial companies, which are included in other assets. All equity investments were evaluated for impairment at December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company feels the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs’ have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of each of these investments (that is, the investments were not impaired) on the basis of the redemption provisions of the issuing entities with the following exceptions. The Company wrote off $116,000 of an investment in a financial services company that was considered to be OTTI in 2011. The Company’s investment in a financial services company was considered to be OTTI and approximately $86,000 was charged-off in 2010. The Company’s investment of $151,722 in Silverton Financial was considered to be other than temporarily impaired and all of the investment was written off in 2009. On May 1, 2009 the OCC closed Silverton Bank, National Association, a wholly owned subsidiary of SFS. The OCC appointed the FDIC as receiver, and the FDIC created a bridge bank, Silverton Bridge Bank, National Association, to take over the operations until July 29, 2009 to allow customers to transfer their account relationships in an orderly fashion. Additionally, the Company’s investments in two financial services companies were considered to be OTTI and $220,371 was charged off in 2009. In addition, the Company sold one of its investments in a financial services company resulting in a loss of $79,910 in 2011. There were no sales of non-marketable equity securities in 2010 or 2009.

The following tables present non-marketable securities at December 31, 2011 and December 31, 2010:

December 31, 2011
Investment	Investment Type	Original Cost	Cumulative OTTI Charge	Current Balance
Federal Home Loan Bank of Atlanta	Common stock	$6,130,000	—	$6,130,000
Yadkin Valley Statutory Trust I	Common stock	774,000	—	774,000
American Community Capital Trust II	Common stock	310,000	—	310,000
Limited partnerships providing lending
services to middle-market companies	Limited Partner	1,420,412	—	1,420,412
Other	Common stock	638,793	501,927	136,866
Total		$9,273,205	$501,927	$8,771,278

December 31, 2010
Investment	Investment Type	Original Cost	Cumulative OTTI Charge	Current Balance
Federal Home Loan Bank of Atlanta	Common stock	$9,416,400	—	$9,416,400
Yadkin Valley Statutory Trust I	Common stock	774,000	—	774,000
American Community Capital Trust II	Common stock	310,000	—	310,000
Limited partnerships providing lending
services to middle-market companies	Limited Partner	1,796,551	86,309	1,710,242
Other	Common stock	638,792	385,924	252,868
Total		$12,935,743	$472,233	$12,463,510

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at December 31, 2011 and 2010 by class:

	December 31, 2011	December 31, 2010
	(in thousands)
Construction and land development	$202,803	$300,877
Commercial real estate:
Owner occupied	348,931	309,198
Non-owner occupied	242,827	312,231
Residential mortgages:
1-4 family	179,047	174,536
Multifamily	39,881	29,268
Home equity lines of credit	201,220	209,319
Commercial	177,047	199,696
Consumer and other	58,283	65,003
Total	1,450,039	1,600,128
Less: Net deferred loan origination fees	885	411
Allowance for loan losses	(32,848)	(37,752)
Loans, net	$1,418,076	$1,562,787

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.

Commercial real estate loans totaled $591.8 million and $621.4 million at December 31, 2011 and 2010, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Construction/development lending totaled $202.8 million and $300.9 million at December 31, 2011 and 2010, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.

Residential one-to-four family loans amounted to $179.0 million and $174.5 million at December 31, 2011 and 2010, respectively. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas.

Commercial Loans. At December 31, 2011 and 2010, the Bank’s commercial loan portfolio totaled $177.0 million and $199.7 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.

Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $58.3 million and $65.0 million at December 31, 2011 and 2010, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

	2011	2010
Balance, beginning of year	$17,712,228	$20,329,480
New loans	1,403,414	2,046,131
Repayments	(3,332,098)	(4,663,383)
Balance, end of year	$15,783,544	$17,712,228

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

The following is a summary of the credit risk grade definitions for all loan types. These credit risk indicators were last updated in December 2011:

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

“5” — Watch or Special Mention - These loans are typically existing loans, made using the passing grades outlined above, that have deteriorated to the point that cash flow is not consistently adequate to meet debt service or current debt service coverage is based on projections. Secondary sources of repayment may include specialized collateral or real estate that is not readily marketable or undeveloped, making timely collection in doubt.

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

“7” — Substandard Impaired (also includes any loans over 90 days past due, excluding sold mortgages )- Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high.

“8” — Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following is a summary of credit quality indicators by class at December 31, 2011 and 2010:

Real Estate Credit Exposure as of December 31, 2011
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(Amounts in thousands)
High Quality	$—	$126	$—	$423	$—	$132
Good Quality	543	32	117	1,701	—	7,545
Satisfactory	30,446	110,051	61,416	98,992	8,789	125,932
Merits Attention	93,974	180,173	134,247	57,310	28,824	58,576
Special Mention	41,739	23,326	24,307	9,112	697	4,807
Substandard	5,054	10,069	11,162	3,586	629	2,006
Substandard Impaired	31,047	25,154	11,578	7,923	942	2,222
Loss	—	—	—	—	—	—
	$202,803	$348,931	$242,827	$179,047	$39,881	$201,220

Other Credit Exposures as of December 31, 2011
	Commercial	Consumer and other
	(Amounts in thousands)
High Quality	$2,690	$1,831
Good Quality	5,472	1,482
Satisfactory	55,309	27,508
Merits Attention	80,064	25,607
Special Mention	12,224	1,189
Substandard	10,367	118
Substandard Impaired	10,921	548
Loss	—	—
	$177,047	$58,283

Real Estate Credit Exposure as of December 31, 2010
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(Amounts in thousands)
High Quality	$—	$132	$—	$440	—	$153
Good Quality	612	1,535	195	1,924	—	8,465
Satisfactory	53,704	98,531	73,825	95,541	7,964	132,155
Merits Attention	124,699	150,494	163,648	55,300	19,922	57,513
Special Mention	49,369	27,478	37,018	6,966	90	4,938
Substandard	37,798	15,132	24,219	7,117	311	3,012
Substandard Impaired	34,695	15,896	13,326	7,248	981	3,083
Loss	—	—	—	—	—	—
	$300,877	$309,198	$312,231	$174,536	$29,268	$209,319

Other Credit Exposures as of December 31, 2010
	Commercial	Consumer and other
	(Amounts in thousands)
High Quality	$5,005	$1,952
Good Quality	6,620	1,589
Satisfactory	63,472	34,841
Merits Attention	78,188	24,424
Special Mention	31,311	1,224
Substandard	6,391	311
Substandard Impaired	8,709	662
Loss	—	—
	$199,696	$65,003

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of December 31, 2011 and 2010.

Nonperforming loans as of December 31, 2011 totaled $70.4 million, or 4.78% of total loans, compared with $65.4 million, or 3.96% of total loans, as of December 31, 2010. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank’s collection department. The total number of loans on nonaccrual status has increased from 490 to 505 since December 31, 2010. The increase in nonperforming loans from December 31, 2010 to December 31, 2011 is related primarily to continued deterioration of previously classified loans and the addition of troubled debt restructured loans which will remain on nonaccrual status until sufficient payment evidence is obtained.

The following is a breakdown of nonaccrual loans as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Financing Receivables on Nonaccrual status	(Amounts in thousands)
Construction	$26,575	$25,833
Commercial Real Estate:
Owner occupied	16,339	12,829
Non-owner occupied	7,634	10,767
Mortgages:
1-4 Family first lien	7,271	7,889
Multifamily	942	967
Home Equity lines of credit	2,222	3,068
Commercial	8,896	3,420
Consumer and other	475	627
Total	$70,354	$65,400

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The Bank has no loans greater than 90 days past due still accruing interest at December 31, 2011 or 2010.

The following table presents the Bank’s aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
December 31, 2011	(Amounts in thousands)
Construction	$2,265	$402	$15,538	$18,205	$184,598	$202,803
Commercial real estate:
Owner occupied	4,342	1,215	3,727	9,284	339,647	348,931
Non-owner occupied commercial	9,723	86	4,679	14,488	228,339	242,827
Commercial	586	1,432	2,087	4,105	172,942	177,047
Mortgages:
Secured 1-4 family- first lien	3,441	1,049	2,955	7,445	171,602	179,047
Multifamily	277	—	896	1,173	38,708	39,881
Home equity lines of credit	—	634	856	1,490	199,730	201,220
Consumer and other	375	61	128	564	57,719	58,283
Total	$21,009	$4,879	$30,866	$56,754	$1,393,285	$1,450,039
December 31, 2010
Construction	$5,747	$3,951	$11,542	$21,240	$279,637	$300,877
Commercial real estate:
Owner occupied commercial	5,814	1,635	5,464	12,913	296,285	309,198
Non-owner occupied	1,616	722	530	2,868	309,363	312,231
Commercial	1,086	949	241	2,276	197,420	199,696
Mortgages:
Secured 1-4 family- first lien	3,457	1,988	5,643	11,088	163,448	174,536
Multifamily	845	150	40	1,035	28,233	29,268
Home equity lines of credit	2,388	211	2,045	4,644	204,675	209,319
Consumer and other	669	285	232	1,186	63,817	65,003
Total	$21,622	$9,891	$25,737	$57,250	$1,542,878	$1,600,128

Impaired Loans. Management considers certain loans graded “substandard impaired” (loans graded 7) or “loss” (loans graded 8) to be individually impaired and may consider “substandard” loans (loans graded 6) individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows or the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of larger loans if the appraisal is more than 12 months old.

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

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of December 31, 2011 and 2010.

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011	(Amounts in thousands)
Impaired loans without a related allowance for loan losses
Construction	$28,067	$40,045	$—	$27,010	$234
Commercial real estate:
Owner occupied	17,586	20,070	—	15,319	272
Non-owner occupied	8,639	11,255	—	8,803	210
Commercial	6,381	6,436	—	4,280	132
Mortgages:
Secured 1-4 family real estate	3,843	4,285	—	3,051	35
Multifamily	295	309	—	302	—
Open ended secured 1-4 family	525	694	—	686	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,011	$1,011	$570	$7,195	$50
Commercial real estate:
Owner occupied	6,459	6,533	585	4,044	53
Non-owner occupied	975	1,363	143	3,255	8
Commercial	2,914	2,920	2,511	3,655	92
Mortgages:
Secured 1-4 family real estate	498	517	45	1,473	6
Multifamily	300	319	135	421	—
Open ended secured 1-4 family	403	412	112	654	4
Consumer and other	—	—	—	100	—
Total impaired loans
Construction	$29,078	$41,056	$570	$34,205	$284
Commercial real estate:
Owner occupied	24,045	26,603	585	19,363	325
Non-owner occupied	9,614	12,618	143	12,058	218
Commercial	9,295	9,356	2,511	7,935	224
Mortgages:
Secured 1-4 family real estate	4,341	4,802	45	4,524	41
Multifamily	595	628	135	723	—
Open ended secured 1-4 family	928	1,106	112	1,340	4
Consumer and other	—	—	—	100	—
Total impaired loans individually reviewed for impairment	$77,896	$96,169	$4,101	$80,248	$1,096

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$21,677	$32,573	—	$11,427	$230
Commercial real estate:
Owner occupied commercial real estate	11,573	13,892	—	5,109	207
Non-owner occupied commercial real estate	5,732	6,660	—	2,380	99
Commercial	1,998	2,630	—	1,226	45
Mortgages:
Secured 1-4 family real estate	3,122	4,056	—	1,427	64
Multifamily	310	315	—	192	13
Open ended secured 1-4 family	953	961	—	294	12
Consumer and other	—	—	—	72	5
Impaired loans with a related allowance for loan losses
Construction	$11,116	$12,845	$2,141	$16,379	$263
Commercial real estate:
Owner occupied commercial real estate	5,077	5,104	860	4,416	134
Non-owner occupied commercial real estate	6,484	6,861	1,096	5,758	141
Commercial	5,435	5,435	1,318	4,266	101
Mortgages:
Secured 1-4 family real estate	2,133	2,225	343	3,270	57
Multifamily	469	476	82	159	9
Open ended secured 1-4 family	898	898	439	780	14
Consumer and other	134	135	35	73	3
Total impaired loans
Construction	$32,793	$45,418	$2,141	$27,806	$493
Commercial real estate:
Owner occupied commercial real estate	16,650	18,996	860	9,525	341
Non-owner occupied commercial real estate	12,216	13,521	1,096	8,138	240
Commercial	7,433	8,065	1,318	5,492	146
Mortgages:
Secured 1-4 family real estate	5,255	6,281	343	4,697	121
Multifamily	779	791	82	351	22
Open ended secured 1-4 family	1,851	1,859	439	1,074	26
Consumer and other	134	135	35	145	8
Total impaired loans individually reviewed for impairment	$77,111	$95,066	$6,314	$57,228	$1,397

Impaired loans acquired without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $49,000 and $47,000 as of December 31, 2011 and 2010, respectively. The following table presents information regarding the change in all purchased impaired loans from the Company’s acquisition of American Community on April 17, 2009 through December 31, 2011.

	Contractual Principal Receivable	Nonaccretable Difference	Carrying Amount
	(Amounts in thousands)
Balance at April 15, 2009	$14,513	$3,825	$10,688
Change due to payoff received	(457)	(63)	(394)
Transfer to foreclosed real estate	(4,339)	(266)	(4,073)
Change due to charge-offs	(4,329)	(2,999)	(1,330)
Balance at December 31, 2009	$5,388	$497	$4,891
Change due to payoff received	(1,528)	(20)	(1,508)
Transfer to foreclosed real estate	(1,345)	(159)	(1,186)
Change due to charge-offs	(860)	(246)	(614)
Balance at December 31, 2010	$1,655	$72	$1,583
Change due to payoff received	(300)	(27)	(273)
Transfer to foreclosed real estate	(830)	—	(830)
Change due to charge-offs	(51)	$—	(51)
Balance at December 31, 2011	$474	$45	$429

At December 31, 2011, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $429,000. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of December 31, 2011 were $43.5 million with related reserves of $2.3 million. Approximately $17.2 million of troubled debt restructured loans are accruing interest as of December 31, 2011, as these loans have sufficient evidence of paying according to the new restructured terms.

In April 2011, the FASB issued guidance regarding “A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibiting creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adding factors for creditors to use in determining whether a borrower is experiencing financial difficulties. As a result, the Company added approximately $2.6 million in loans now considered to be troubled debt restructured loans.

The following table includes the recorded investment and number of modifications for troubled debt restructured loans for the year ended December 31, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Year ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjustment to Reserves as a Result of the Restructuring
Below market interest rate:	(Amounts in thousands)
Construction	5	$5,768	$5,341	$274
Secured 1-4 family mortgages	1	150	150	—
	6	$5,918	$5,491	$274
Extended payment terms:
Construction	8	$2,704	$2,696	$—
Commercial real estate:
Non-owner occupied	3	1,133	536	—
Owner occupied commercial	13	10,445	9,983	315
Secured 1-4 family mortgages	2	327	303	5
Commercial	3	346	346	—
	29	$14,955	$13,864	$320
Principal payment reduction:
Construction	4	$3,302	$1,942	$—
Owner occupied commercial real estate	1	240	240	—
Home equity lines of credit	1	165	165	—
Commercial	2	64	64	—
	8	$3,771	$2,411	$—

Total	43	$24,644	$21,766	$594

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the year ended December 31, 2011.

	For the Year Ended December 31, 2011
	Number of loans	Recorded Investment
	(Amounts in thousands)
Extended payment terms:
Construction	1	$221
Owner occupied commercial real estate	2	124
Commercial	3	346
Secured 1-4 family- first lien	1	120
	7	$811

Principal payment reduction:
Construction	1	$797
Owner occupied commercial real estate	1	240
	2	$1,037

Total	9	$1,848

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $20.8 million for the year ended December 31, 2011 as compared to $24.3 million for the year ended December 31, 2010; and $48.4 million for the year ended December 31, 2009. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. During the second quarter of 2011, a new environmental factor was added to reflect changes in real estate market values over the average life of construction and permanent real estate loans. The application of this new factor during the year resulted in additional reserves of approximately $1.3 million. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at December 31, 2011 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

The following table presents changes in the allowance for loan losses for the years ended December 31, 2011 and 2010:

	December 31, 2010	Charge-offs	Recoveries	Provision	December 31, 2011
	(Amounts in thousands)
Construction	$12,014	$11,391	$2,010	$5,581	$8,214
Commercial real estate:
Owner occupied	5,958	3,611	136	3,309	5,792
Non-owner occupied	7,150	4,014	53	1,479	4,668
Commercial	4,335	3,494	423	4,448	5,712
Mortgages:
Secured 1-4 family- first lien	3,706	2,509	174	2,355	3,726
Multifamily	424	11	—	392	805
Open ended secured 1-4 family	3,298	3,151	106	3,057	3,310
Consumer and other	867	652	184	222	621
Total	$37,752	$28,833	$3,086	$20,843	$32,848

	December 31, 2009	Charge-offs	Recoveries	Provision	December 31, 2010
	(Amounts in thousands)
Construction	$19,978	$19,484	$483	$11,037	$12,014
Commercial real estate:
Owner occupied	6,423	3,030	211	2,354	5,958
Non-owner occupied	9,756	3,322	11	705	7,150
Commercial	3,299	4,226	409	4,853	4,335
Mortgages:
Secured 1-4 family- first lien	3,926	3,178	69	2,889	3,706
Multifamily	493	—	42	(111)	424
Open ended secured 1-4 family	3,401	2,832	69	2,660	3,298
Consumer and other	1,349	748	304	(38)	867
	$48,625	$36,820	$1,598	$24,349	$37,752

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

As of December 31, 2011	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
	(Amounts in thousands)
Construction	$570	$29,078	$7,644	173,725
Commercial real estate:
Owner occupied	585	24,045	5,207	324,886
Non-owner occupied	143	9,614	4,525	233,213
Commercial	2,511	9,295	3,201	167,752
Mortgages:
Secured 1-4 family- first lien	45	4,341	3,681	174,706
Multifamily	135	595	670	39,286
Open ended secured 1-4 family	112	928	3,198	200,292
Consumer and other	—	—	621	58,283
	$4,101	$77,896	$28,747	1,372,143
As of December 31, 2010
	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
	(Amounts in thousands)
Construction	$2,141	$32,793	$9,873	$268,084
Commercial real estate:
Owner occupied	860	16,650	5,098	292,548
Non owner occupied	1,096	12,216	6,054	300,015
Commercial	1,318	7,433	3,016	192,262
Mortgages:
Secured 1-4 family- first lien	343	5,255	3,363	169,281
Multifamily	82	779	342	28,489
Open ended secured 1-4 family	439	1,851	2,859	207,468
Consumer and other	35	134	832	64,869
	$6,314	$77,111	$31,437	$1,523,016

The following table presents changes in the allowance for loan losses for the years ended December 31, 2009:

For the year ended December 31, 2009
(in thousands)
Balance, beginning of year	$22,355

Charge-offs:
Real estate loans	(15,009)
Installment loans	(1,255)
Credit card and related plans	(107)
Commercial and all other	(6,176)
Leases	(256)
(22,803)
Recoveries:
Real estate loans	204
Installment loans	85
Credit card and related plans	2
Commercial and all other	333
Leases	10
634

Net charge-offs	(22,169)

Provision for loan losses	48,439
Allowance acquired from Cardinal State Bank	—
Balance, end of year	$48,625

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $227,000 and $204,000 as of December 31, 2011 and 2010, respectively and is included in other liabilities on the consolidated balance sheet.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company and are included in other liabilities on the balance sheet.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of December 31, 2011, the Company had reserves for mortgage loans sold of $1.8 million, and charges against reserves for the year ended December 31, 2011 were $809,282. For the year ended December 31, 2011 the Company recorded $640,893 in provision expense related to potential repurchase and warranties exposure on the $471.6 million in loan sales that occurred during that period.  As of December 31, 2010, the Company had reserves for mortgage loans sold of $2.0 million and charges against reserves for the year ended December 31, 2010 were $637,000. For the year ended December 31, 2010 the Company recorded $883,000 in provision expense related to potential repurchase and warranties exposure on the $937.0 million in loan sales that occurred during that period. Provision expense related to potential repurchase and warranties exposure for the year ended December 31, 2009 was $1.4 million.

5. PREMISES AND EQUIPMENT
The following table presents premises and equipment and related accumulated depreciation and amortization at December 31, 2011 and 2010:

	Cost	Accumulated depreciation and amortization	Net Book Value
December 31, 2011	(Amounts in thousands)
Land	$11,626	$—	$11,626
Land and leasehold improvements	3,433	2,062	1,371
Buildings	30,936	7,004	23,932
Furniture and equipment	24,104	18,975	5,129
Construction in process	62	—	62
Total	$70,161	$28,041	$42,120

	Cost	Accumulated depreciation and amortization	Net Book Value
December 31, 2010	(Amounts in thousands)
Land	$12,802	—	$12,802
Land and leasehold improvements	4,008	2,148	1,860
Buildings	30,808	6,718	24,090
Furniture and equipment	24,547	18,762	5,785
Construction in process	1,433	—	1,433
Total	$73,598	$27,628	$45,970
Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 were $2,896,688, $3,047,164, and $2,764,240, respectively.

During 2011, the Company entered into contracts to sell certain property and equipment in connection with the branch closures announced in late 2010 and 2011. As a result, approximately $2.2 million in buildings and furniture were written down to a fair value of $984,000 based on current appraisals and offers. All of the buildings have been sold as of December 31, 2011 with the exception of a building located in Greenville, NC which is classified as held-for-sale and is included in other assets on the consolidated balance sheet as of December 31, 2011.

6. LOAN SERVICING

Mortgage loans serviced for others, consisting of loans sold to Fannie Mae and Freddie Mac, are not included in the accompanying balance sheets. Mortgage loan portfolios serviced for Fannie Mae and Freddie Mac were $244,629,625 and $245,139,672 at December 31, 2011 and 2010, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Total servicing fees received were $608,513, $522,491 and $498,979 during 2011, 2010 and 2009, respectively, and were included in mortgage banking income (loss). At December 31, 2011 and 2010, mortgage servicing rights were $1,871,244 and $2,144,139 respectively and are included in other assets on the consolidated balance sheets. Servicing rights recorded on loans originated and sold by the Bank and the changes in the fair value were recorded in the consolidated statements of income (loss) under the caption, mortgage banking income.

	2011	2010
Mortgage servicing assets, beginning of year	$2,144,139	$1,917,941
Capitalized	286,499	657,548
Change in fair value	(559,394)	(431,350)
Mortgage servicing assets, end of year	$1,871,244	$2,144,139

7. DEPOSITS

The following table presents the scheduled maturities of time certificates at December 31, 2011:

(in thousands)
2012	$409,106
2013	305,288
2014	70,972
2015	63,964
2016	26,556
Total	$875,886

Total related party deposits were $14.5 million and $14.4 million as of December 31, 2011 and 2010, respectively.

8. BORROWED FUNDS

Short-term borrowings at December 31, 2011 and 2010 are presented in the following tables. Borrowings from the Federal Reserve are payable on demand and are collateralized by state, county and municipal securities (refer to Note 2). Interest under this arrangement is payable at 50 basis points above the target federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $48.1 million at December 31, 2011.

Short-Term Borrowings Excluding Federal Home Loan Bank ("FHLB") Advances
	Balance at year end	Weight average interest rate at year end	Maximum amount outstanding at any month-end	Average Daily balance outstanding during year	Average annual interest rate paid
December 31, 2011
Overnight borrowings from the Federal Reserve Bank	$945,844	—%	1,135,139	1,003,514	—
Securities sold under agreement to repurchase	37,864,098	0.84%	47,868,704	38,175,000	0.76%
Federal funds purchased	—	—%	—	5,069	0.92%
Total short-term borrowings excluding FHLB advances	$38,809,942

December 31, 2010
Overnight borrowings from the Federal Reserve Bank	$1,014,734	—%	$1,684,024	$1,158,653	—%
Securities sold under agreement to repurchase	36,934,414	0.88%	46,801,365	41,775,432	0.93%
Federal funds purchased	—	—%	—	2,700	0.84%
Total short-term borrowings excluding FHLB advances	$37,949,148

The principal balance of short term advances from the FHLB consist of the following at December 31, 2011 and 2010:

Maturity	Interest Rate	2011	2010
2/28/2011	5.37%	$—	$2,000,000
5/2/2011	1.72%	—	5,000,000
7/16/2012	3.90%	1,000,000
		$1,000,000	$7,000,000

Long-term Borrowings

Long-term borrowings at December 31, 2011 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.04% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also, included in long-term borrowings is a structured wholesale repurchase agreement with a balance of $5,000,000 at year end, an average daily balance of $5,000,000, an average interest rate of 2.64%, and a year-end interest rate of 2.27%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,335,865) at December 31, 2011. Long-term borrowings at December 31, 2010 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.11% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also, included in long-term borrowings is a structured wholesale repurchase agreement with a balance of $5,000,000 at year end, an average daily balance of $4,999,943, an average interest rate of 2.64%, and a year-end interest rate of 2.60%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,278,804) at December 31, 2010.

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank's FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2011 was approximately $49.8 million with $22.8 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank's assets.

The following table presents long-term advances from the FHLB at December 31, 2011 and 2010:

Maturity	Interest Rate	2011	2010
7/16/2012	3.9%	—	1,000,000
1/10/2013	3.1%	—	10,000,000
2/25/2013	3.45%	—	5,000,000
7/21/2014	2.31%	10,000,000	—
7/21/2014	2.62%	5,000,000	—
1/11/2015	2.99%	5,000,000	5,000,000
4/27/2015	2.97%	5,000,000	5,000,000
2/28/2018	2.93%	—	5,000,000
10/29/2018	0.25%	719,690	736,159
12/19/2023	2%	260,952	277,424
		$25,980,642	$32,013,583

FHLB advances, both short and long-term, had average annual interest rate paid during the year of 2.27% and 2.60% for 2011 and 2010, respectively. The weighted average interest rate at December 31, 2011 and 2010 was 2.62% and 2.99%, respectively. Maximum amount of FHLB advances outstanding at any month-end during the years 2011 and 2010 was $39,010,883 and $39,042,749 respectively.

On November 1, 2007, the Company created Yadkin Valley Statutory Trust I (“the Trust”) to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. The effective interest rate was 1.87% and 1.62% at December 31, 2011 and 2010, respectively. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

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

The Company assumed junior subordinated debt in the amount of $10.0 million in the American Community acquisition. American Community had a trust that issued trust preferred securities which pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The interest rate at December 31, 2011 and December 31, 2010 was 3.38% and 3.09%, respectively. The preferred securities are redeemable on December 15, 2033. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

The Company deferred interest payments on the trust preferred securities in the second, third and fourth quarters of 2011. The total amount of deferred interest payments as of December 31, 2011 was $571,000 and is recorded in other liabilities. The Company also may be required to defer interest payments on the trust preferred securities in the future given liquidity levels at the holding company.

Under the accounting for variable interest entities, the Company’s $774,000 and $310,000 investment in the common equity of the Trusts are included in the consolidated balance sheets as other assets and funded by long-term debt. The income and interest expense received from and paid to the Trust, respectively, is included in the consolidated statements of income (loss) and comprehensive income (loss) as other noninterest income and interest expense.

9. INCOME TAXES

The following table presents the provision for income taxes for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Current:
Federal	$711,818	$(6,681,247)	$(3,524,067)
State	—	—	(5,207)
	711,818	(6,681,247)	(3,529,274)
Deferred:
Federal	(4,600,126)	4,755,963	(3,735,175)
State	(417,330)	536,665	(1,611,252)
	(5,017,456)	5,292,628	(5,346,427)

Increase in valuation allowance	11,000,000	—	—
Total income taxes	$6,694,362	$(1,388,619)	$(8,875,701)

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:	(Dollars in thousands)
Allowance for loan losses	$12,880,326	$14,808,620
Other than temporary impairment	807,074	466,661
Accrued liabilities	275,725	529,593
OREO property	1,267,922	680,115
Net operating loss	7,280,731	4,651,982
Sidus goodwill	1,050,403	—
Other	1,797,990	514,563
	25,360,171	21,651,534
Less: valuation allowance	(11,000,000)	—
	$14,360,171	$21,651,534
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(2,386,706)	$(333,147)
FMV adjustments related to mergers	(255,209)	(49,631)
Depreciation	(1,979,716)	(2,214,513)
Prepaid expenses	(327,475)	(356,850)
Core deposit intangible	(1,467,844)	(1,929,458)
Noncompete intangible	(149,058)	(231,744)
Goodwill	—	(763,934)
Other	(195,408)	(137,399)
	(6,761,416)	$(6,016,676)
Net deferred tax asset	7,598,755	$15,634,858

Our net deferred tax asset was $7.6 million and $15.6 million at December 31, 2011 and December 31, 2010, respectively. This decrease is related to a $11.0 million valuation allowance recorded in 2011. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•
The company was in a cumulative loss position for the 3-year period ending December 31, 2010 as well as a cumulative tax loss position for the 3-year period ending December 31, 2011 of $(18.7) million and $(25.2) million respectively.

	December 31, 2011 Cumulative Loss Test
	2009	2010	2011	Total
	(Amount in thousands)
Income (loss) before income taxes	$(83,933)	$(1,401)	$(7,701)	$(93,035)
Goodwill impairment	61,566	—	4,944	66,510
	$(22,367)	$(1,401)	$(2,757)	$(26,525)

•
The Company's strong history of earnings since the inception of the bank, and particularly over the 10 year period prior to the current economic cycle, shows the Company has historically been profitable and has no history of expiration of loss carryforwards.

•	The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2012-2014.

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings.

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2011. The Company’s loss carryforwards for the tax period ending December 31, 2011 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2011 are as follows:

	Net Operating Loss Carryforward at December 31, 2011	Tax Benefit Recorded at December 31, 2011	Expiration
	(Amounts in thousands)
Cardinal State Bank acquisition	$2,424	$849	2029
American Community Bank acquisition	345	15	2030
Yadkin Valley Federal	16,228	5,680	2031
Yadkin Valley State	17,074	738	2031
Total Loss Carryforwards	$36,071	$7,282

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset was, and still is, more likely than not. However, consideration should be given to the fact that the Company has been in a cumulative loss position for 12 months. This position could cast doubts on the realization of the asset and should be considered. The Company considered the amount of the deferred tax asset that could be recovered within the next12 months in determining the amount of valuation allowance including projected taxable income, and feasible and prudent tax planning strategies . These tax planning strategies include repositioning the Company's municipal securities portfolio to taxable securities and sale of various assets and are considered to be prudent and feasible and would be expected to be done if needed. Based on this method, a valuation allowance of $11.0 million was deemed prudent as of December 31, 2011.

The following table presents a reconciliation of applicable income taxes for the years ended December 31, 2011, 2010 and 2009 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2011	2010	2009
Tax expense at statutory rate on income before income taxes	$(2,695,334)	$(490,284)	$(29,376,488)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(847,204)	(819,141)	(765,108)
State income tax, net of federal benefits	(271,265)	348,832	(1,050,698)
Income from bank-owned life insurance	(229,793)	(288,399)	(296,099)
Goodwill write-down	—	—	21,548,018
Merger expenses	—	—	543,130
Valuation allowance on deferred tax assets	11,000,000	—	—
Other	(262,042)	(139,627)	521,544
Total income taxes	$6,694,362	$(1,388,619)	$(8,875,701)

The Company recognizes interest and penalties associated with uncertain tax positions as components of income taxes. The Company’s federal tax returns are subject to examination for years 2008, 2009 and 2010. The Company’s state income tax returns are subject to examination for years 2008, 2009 and 2010.

10. EARNINGS PER SHARE

Basic earnings per share ("EPS”) are computed by dividing net income to common shareholders by the weighted‑average number of common shares outstanding for the year. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the year ended December 31, 2011 excludes 152,834 shares of unvested restricted stock. At December 31, 2011 and December 31, 2010, there were 152,834 and 18,000 shares of restricted stock that were antidilutive, respectively. There were no shares of restricted stock outstanding as of December 31, 2009. The following table presents the reconciliation of EPS for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Basic earnings per share:
Net income (loss) to common shareholders	$(17,382,132)	$(3,193,377)	$(77,492,525)
Weighted average shares outstanding	18,239,004	16,129,640	14,808,325
Basic earnings (loss) per share	$(0.95)	$(0.2)	$(5.23)
Diluted earnings (loss) per share:
Net income (loss) to common shareholders	$(17,382,132)	$(3,193,377)	$(77,492,525)
Weighted-average shares outstanding	18,239,004	16,129,640	14,808,325
Dilutive effect of stock options	—	—	—
Weighted-average shares, as adjusted	18,239,004	16,129,640	14,808,325
Diluted earnings (loss) per share	$(0.95)	$(0.2)	$(5.23)

For 2011 and 2010, net loss to common shareholders is net loss less the preferred stock dividends and accretion of discount.

At December 31, 2011, there were 277,195 options outstanding to purchase shares of the Company’s common stock at a range of $3.84 to $19.07. The average strike price during the period was $13.65. During 2011, there were 145,000 shares of restricted stock granted at a weighted average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. A total of 152,834 shares of restricted stock are nonvested as of December 31, 2011.

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

Unvested shares of restricted stock and stock options were excluded from the determination of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 due to the Company’s loss position for the periods.

11. BENEFIT PLANS

401(K) PLAN

The Company maintains profit‑sharing and 401(k) plans for substantially all employees. Contributions to the profit‑sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company's 401(k) plan, employees are permitted to contribute up to 60% of pre‑tax compensation. The Company will match 50% of an employee's contribution, up to a maximum of 3% of pre-tax employee compensation. The Company's policy is to fund the profit‑sharing/401(k) costs as incurred. Employer contributions in 2011, 2010 and 2009 to the 401(k) plan were $521,963, $578,602, and $537,410 respectively. There were no discretionary contributions to the profit-sharing plan for the years ended December 31, 2011, 2010 and 2009.

BANK-OWNED LIFE INSURANCE
During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan (“OSIP”) and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer's beneficiaries is a multiple of base salary at the time of the agreements. During 2010, the OSIP was amended and the death benefit to the officer’s beneficiaries is now subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five‑year vesting requirement and certain provisions relating to change of control and termination of service. The Company funded the OSIP through the purchase of bank‑owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4.8 million and $5.0 million, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5.5 million. The corresponding cash surrender values of BOLI policies as of December 31, 2011 and 2010 was $25,934,220 and $25,277,669 respectively.

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

The Company uses the cost of insurance method for determining liabilities related to the plan and developed a discount rate of 5.75% at December 31, 2011 and December 31, 2010 based on the Citigroup Pension Liability Yield Curve. As of December 31, 2011 and 2010, the liability accrued for the plan was $1.5 million and $1.8 million, respectively. In 2011, the Company decided to terminate split dollar benefits for all active employees. The only remaining participants in the OSIP are retired and terminated employees who are still eligible for benefits based on the original agreements. The result of this change to the plan was a $500,000 decrease in liabilities related to the plan. The net periodic benefit costs of the plan are recorded to other non-interest expense and were approximately $334,000 and $58,000 for the years ended December 31, 2011 and 2010, respectively.

NON-EQUITY INCENTIVE PLAN
Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Based on Company performance, there were no expenses related to incentive compensation during 2011, 2010 and 2009. Incentive compensation is provided for certain officers of Sidus based on pre-tax income. Expenses related to such compensation during 2011, 2010, and 2009 totaled approximately $-0-, $-0- and $1.1 million, respectively.

12. STOCK OPTIONS AND RESTRICTED STOCK

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
During 2011, 18,400 options were vested resulting in 22,100 unvested options at December 31, 2011. There were no options granted or exercised during 2011. In 2011, 145,000 shares of restricted stock were granted at a weighted average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. A total of 152,834 shares of restricted stock are nonvested as of December 31, 2011. There are 337,000 shares of restricted stock available for issuance as of December 31, 2011.

During 2010, 24,300 options were vested resulting in 53,900 unvested options at December 31, 2010. There were no options granted or exercised during 2011. In 2010, 18,000 shares of restricted stock were granted at a weighted average fair value of $4.18 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. A total of 18,000 shares of restricted stock are nonvested as of December 31, 2010. There are 482,000 shares of restricted stock available for issuance as of December 31, 2010.

The following table presents certain option information for the year ended December 31, 2011:

		Outstanding Options		Exercisable Options
	Shares available for future grants	Number of options	Weighted-average exercise price	Number of options	Weighted-average exercise price
At December 31, 2010	197,862	421,130	$13.42	367,230	$13.41
Options authorized	—	—	—	—	—
Options granted/vested	—	—	—	18,400	14.42
Options exercised	—	—	—	—	—
Options expired	—	(47,991)	9.50	(47,991)	9.50
Options forfeited	—	(95,944)	14.71	(82,544)	14.59
At December 31, 2011	197,862	277,195	$13.65	255,095	$13.83

At December 31, 2011, the weighted-average remaining contractual life of outstanding and exercisable options was 3.8 years and 3.6 years, respectively. At December 31, 2010, the weighted average remaining contractual life of outstanding and exercisable options was 4.2 years and 3.7 years, respectively.

There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 and December 31, 2010, since the exercise price of options outstanding exceeded the market share price of $1.61 and $1.81, respectively, at year end. The following table segregates the shares outstanding at December 31, 2011 into meaningful ranges:

Shares	Option Price per share	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Shares excerisable December 31, 2011
5,000	$3.84	7.94	$3.84	2,000
11,833	6.36-6.90	5.30	6.68	7,033
28,106	9.31-10.46	4.74	9.81	28,106
52,894	11.56-13.86	3.53	13.58	52,894
171,862	13.91-15.65	3.45	14.83	159,062
7,500	19.07	5.05	19.07	6,000
277,195				255,095

All options expire ten years after date of grant and are made available for future grants at expiration.

The Bank recorded compensation expense totaling $76,903 in 2011, $76,939 in 2010 and $73,820 in 2009 for the options in the process of vesting based on amortization of the fair value of options granted (See “Share-Based Payment” under Note 1). The Bank recorded compensation expense totaling $133,072 in 2011 and $16,619 in 2010 for restricted stock in the process of vesting based on amortization of the fair value of shares granted. Unrecognized compensation expense related to nonvested share-based compensation arrangements granted under all of the Company’s stock benefit plans totaling $325,707 at December 31, 2011 will be recognized over the remaining vesting period, 2011 through 2014. There were 95,944 shares forfeited and 47,991 shares expired during the year ended December 31, 2011. There were 146,172 shares forfeited and 12,061 shares expired during the year ended December 31, 2010.

13. LEASES

Operating Leases
The Company has entered into non-cancelable operating leases for branch facilities and equipment. These leases have terms from five to thirty years. Rental expense was approximately $2.2 million in 2011, $2.3 million in 2010 and $1.7 million in 2009 and primarily represents rentals of real estate.
The following table presents the future minimum lease payments for the next five years:

(Amounts in thousands)
2012	$1,836
2013	1,478
2014	1,691
2015	1,366
2016	722
Thereafter	6,117
Total	$13,210

Capital Lease Obligation

The Company leases its Monroe Main office facility, which was acquired from American Community, under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2011 is $2.4 million as the capitalized cost of the Company’s Monroe Main office and accumulated amortization of approximately $84,891 at December 31, 2011.

The following table presents aggregate future minimum lease payments due under this capital lease obligation as of December 31, 2011:

(Amounts in thousands)
2012	$225
2013	226
2014	227
2015	241
2016	241
2017-2029	3,400
Total minimum lease payments	4,560
Less amount representing interest	(2,195)
Present value of net minimum lease payments	$2,365

14. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

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

The following table presents a summary by type of contract and amount the Bank’s exposure to off-balance sheet risk as of December 31, 2011 and 2010:

	2011	2010
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$255,586,241	$265,752,158
Undisbursed standby letters of credit	5,653,973	9,106,181
Undisbursed portion of construction loans	6,172,254	13,580,221
Commitments to close first mortgages	22,270,876	119,168,227
Commitments to sell first mortgages	41,804,790	169,587,602

15. FAIR VALUE

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.
Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following table presents a rollforward of interest rate swaps for the years ended December 31, 2011 and 2010 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	57	57
Balance, December 31, 2011	$216	$216

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2009	$—	$—
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	159	159
Balance, December 31, 2010	$159	$159

Interest Rate Locks and Forward Sale Loan Commitments

Sidus, the Company’s mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2011, the amount of fair value associated with these interest rate lock commitments and sale commitments was $129,819 and $57,363, respectively. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments and sale commitments was $104,810 and $161,071, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of interest rate lock commitments for the years ended December 31, 2011 and 2010 and shows that the interest rate lock commitments are classified as Level 3.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2010 and 2009	$105	$(791)
Gains/losses included in other income	25	896
Transfer in and out	—	—
Balance, December 31, 2011 and 2010	$130	$105

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 security. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights from December 31, 2010 to December 31, 2011 and December 31, 2009 to December 31, 2010 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(Amounts in thousands)
Balance, December 31, 2010 and 2009	$2,144	$1,918
Capitalized	286	657
Gains/losses included in other income	(559)	(431)
Balance, December 31, 2011 and 2010	$1,871	$2,144

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 security. At December 31, 2011 the cost of the Company’s mortgage loans held-for-sale was less than the market value. Accordingly, the Company’s loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the

FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, impaired loans were evaluated based on the fair value of the collateral or discounted cash flows. The Company records the impaired loan measured at fair value on a nonrecurring basis as a Level 3 security. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.
Foreclosed real estate

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is measured the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at December 31, 2011 is $24,966,226. At December 31, 2010 the carrying value of OREO was $25,582,234. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.

Goodwill

We perform our annual goodwill impairment assessment on October 1st for the Sidus segment. We also make judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, we typically make various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted-average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning. At June 30, 2011, it was determined that impairment existed in the Sidus segment and a $4.9 million writedown was taken. See additional disclosures and discussions regarding the goodwill impairment in Footnote 21 to the financial statements. There have been no changes in valuation techniques for the years ended December 31, 2011 and 2010. Valuation techniques are consistent with techniques used in prior periods.

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

December 31, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,726	$—	$23,726	$—
Government sponsored agencies:
Residential mortgage-backed securities	65,210	—	65,210	—
Collateralized mortgage obligations	166,028	—	166,028	—
Private label collateralized mortgage obligation	1,256		1,256
State and municipal securities	73,118	—	73,118	—
Common and preferred stocks	1,084	1,084	—	—
Interest rate lock commitments	130	—	—	130
Forward loan sale commitments	57	—	57	—
Mortgage servicing rights	1,871	—	—	1,871

December 31, 2010 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$14,550	—	$14,550	—
Government sponsored agencies:
Residential mortgage-backed securities	52,075	—	52,075	—
Collateralized mortgage obligations	155,926	—	155,926	—
Private label collateralized
mortgage obligations	1,705	—	1,705	—
State and municipal securities	72,622	—	72,622	—
Common and preferred stocks	1,124	1,124	—	—
Interest rate lock commitments	105	—	—	105
Forward loan sale commitments	161	—	161	—
Mortgage servicing rights	2,144	—	—	2,144

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
December 31, 2011	(Amounts in thousands)
Other real estate owned	$5,391	$—	$—	$5,391
Impaired loans:
Construction	441	—	—	441
Commercial real estate:
Owner occupied	5,874	—	—	5,874
Non-owner occupied	832	—	—	832
Commercial	403	—	—	403
Mortgages:
Secured 1-4 family real estate	453	—	—	453
Multifamily	165	—	—	165
Home equity lines of credit	291	—	—	291
Consumer and other	—	—	—	—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2010	(Amounts in thousands)
Other real estate owned	$2,941	—	—	$2,941
Impaired loans:
Construction	8,975	—	—	8,975
Commercial real estate:
Owner occupied	4,217	—	—	5,388
Non-owner occupied	5,388	—	—	4,217
Commercial	4,117	—	—	4,117
Mortgages:
Secured 1-4 family real estate	1,790	—	—	1,790
Multifamily	387	—	—	387
Home equity lines of credit	459	—	—	459
Consumer and other	99	—	—	99

16. REGULATORY REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off‑balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2011, the Company meets all capital adequacy requirements to which it is subject.

The Company and the Bank exceeded the minimum regulatory capital ratios as of December 31, 2011, as well as the ratios to be considered "well capitalized." The Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. The recent increase in liquidity caused the Bank to fall below this level to 7.99%. However, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, decreasing the asset size of the Bank, and infusing additional capital at the Bank level. The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes. Although this helped improve capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the Bank's capital position.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Yadkin Valley Bank and Trust
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$181,730	11.5%	$126,579	8.0%	$158,224	10.0%
Tier 1 Capital (to risk-weighted assets)	161,790	10.2%	63,290	4.0%	94,935	6.0%
Tier 1 Capital (to average assets)	161,790	7.9%	80,946	4.0%	101,182	5.0%
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$183,690	10.5%	$140,030	8.0%	$175,038	10.0%
Tier 1 Capital (to risk-weighted assets)	161,614	9.2%	70,015	4.0%	105,023	6.0%
Tier 1 Capital (to average assets)	161,614	7.0%	91,873	4.0%	114,841	5.0%

Yadkin Valley Financial Corporation
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$186,614	11.8%	$126,677	8.0%	$158,346	10.0%
Tier 1 Capital (to risk-weighted assets)	167,744	10.6%	63,338	4.0%	95,008	6.0%
Tier 1 Capital (to average assets)	167,744	8.3%	81,035	4.0%	101,294	5.0%
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$185,318	10.6%	$140,271	8.0%	$175,339	10.0%
Tier 1 Capital (to risk-weighted assets)	164,290	9.4%	70,135	4.0%	105,203	6.0%
Tier 1 Capital (to average assets)	164,290	7.2%	91,950	4.0%	114,937	5.0%

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53‑87. At December 31, 2011, 2010, and 2009 there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. Beginning in 2011, the Company was required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities given liquidity levels at the holding company. The total amount of deferred dividend and interest payments as of December 31, 2011 was $2.7 million and is recorded in other liabilities. Since the Company has deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on our trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

The Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Although the Bank is currently below this level at 7.99%, the Company has a number of alternatives available to assist the Bank in achieving this ratio including but not limited to raising additional capital, and decreasing the asset size of Bank. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the Bank's capital position.

For the reserve maintenance period in effect at December 31, 2011, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $250,000 on deposit.
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

For the years ended December 31, 2011 and 2010, Sidus was required to maintain $1 million in adjusted net worth. As of December 31, 2011 and 2010, Sidus’ adjusted net worth was $18,401,847, and $21,321,047 respectively, which exceeds the required minimum net worth requirements.

17. FINANCIAL INSTRUMENTS
The following table presents a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities at December 31:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$92,918	92,918	$229,780	$229,780
Investment securities	330,422	330,422	298,002	298,002
Loans and loans held-for-sale, net	1,437,610	1,365,586	1,613,206	1,541,071
Accrued interest receivable	6,745	6,745	7,947	7,947
Federal Home Loan Bank stock	6,130	6,130	9,416	9,416
Investment in Bank-owned life insurance	25,934	25,934	25,278	25,278
Forward loan sale commitments	57	57	161	161
Interest rate lock commitments	130	130	105	105
Financial liabilities:
Demand deposits, NOW, savings and money market accounts	$855,455	855,455	$805,951	$805,951
Time deposits	875,886	885,903	1,214,455	1,227,628
Borrowed funds	105,539	106,923	116,768	117,741
Accrued interest payable	2,619	2,619	3,302	3,302

The carrying amounts of cash and cash equivalents approximate their fair value.

The fair value of marketable securities is based on quoted market prices and prices obtained from independent pricing services.

For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held‑for‑sale approximates the fair values as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0% in 2011 and 2010.

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.

The investment in bank-owned life insurance represents the cash value of the policies at December 31, 2011 and 2010. The rates are adjusted annually thereby minimizing market fluctuations.

The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2011 and 2010, respectively. The fair value of fixed‑maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

Condensed Balance Sheets
	2011	2010
Assets:	(Amounts in thousands)
Cash on deposit with bank subsidiary	$6,797	$849
Investment in subsidiary	169,654	179,659
Other investments	1,864	2,351
Other assets	352	585
Total	$178,667	$183,444
Liabilities and Shareholders' Equity:
Dividends payable	$2,163	$411
Other liabilities	35,918	35,576
Shareholders' equity	140,586	147,457
Total	$178,667	$183,444

Condensed Results of Operations
	2011	2010	2009
Equity in earnings of subsidiary bank:
Dividends received	$—	$—	$1,658
Undistributed earnings (loss)	(13,511)	1,364	(75,886)
Income (expenses), net	(884)	(1,376)	(829)
Net income (loss)	(14,395)	(12)	(75,057)
Preferred stock dividend and accretion of preferred stock discount	2,987	3,181	2,435
Net income (loss) to common shareholders	$(17,382)	$(3,193)	$(77,492)

Condensed Statements of Cash Flows
	2011	2010	2009
Cash flows from operating activities:	(Amounts in thousands)
Net income (loss) from continuing operations	$(14,395)	$(12)	$(75,057)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity (loss) in undistributed earnings of subsidiaries	13,511	(1,364)	75,886
Other-than-temporary impairment of investments	116	482	201
Loss on sale of other investments	80	—	—
Change in other assets	315	53	2,578
Change in other liabilities	270	114	(611)
Net cash provided by (used in) operating activities	(103)	(727)	2,997
Cash flows from investing activities:
Purchase of investments	(250)	—	(291)
Maturities, call and repayments of investments	55	19	22
Proceeds from sale of other investments	460	—	—
Additional investment in bank subsidiary	—	—	(45,006)
Net cash provided by (used in) investing activities	265	19	(45,275)
Cash flows from financing activities:
Issuance of preferred stock and warrants	—	—	49,312
Issuance of common stock	6,402	—	—
Dividends paid	(616)	(2,563)	(3,672)
Proceeds from exercise of stock options	—	—	1
Net cash provided by (used in) financing activities	5,786	(2,563)	45,641
Net increase (decrease) in cash	5,948	(3,271)	3,363
Cash at beginning of year	849	4,120	757
Cash at end of year	$6,797	$849	$4,120

19. BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, Sidus, and other. The Bank encompasses the five regional banks, Yadkin Valley Bank and Trust, Piedmont Bank, High Country Bank, Cardinal State Bank, and American Community Bank. Sidus Financial, LLC (“Sidus”) was acquired October 1, 2004 as a single member LLC with the Bank as the single member. Sidus is headquartered in Greensboro, North Carolina and offers mortgage banking services throughout the southeast. The other segment consists of the holding company and also includes the eliminations necessary to accurately report each segment’s operations.
The following table presents the results of operations for the twelve months of 2011, 2010 and 2009 for the Bank and Sidus.

December 31, 2011	Bank	Sidus	Other	Total
	(Amounts in thousands)
Interest income	$88,156	$1,079	$—	$89,235
Interest expense	25,016	171	786	25,973
Net interest income	63,140	908	(786)	63,262
Provision for loan losses	20,828	15	—	20,843
Net interest income (loss) after provision for loan losses	42,312	893	(786)	42,419
Other income	11,041	4,488	(129)	15,400
Gains on sale of securities	2,756	—	—	2,756
Other expense	54,986	8,300	46	63,332
Goodwill impairment	—	4,944	—	4,944
Income (loss) before income taxes (benefit)	1,123	(7,863)	(961)	(7,701)
Income taxes (benefit)	6,694	—	—	6,694
Net income(loss)	$(5,571)	$(7,863)	$(961)	$(14,395)
Total assets	$1,973,848	$24,209	$(4,869)	$1,993,188
Net loans	1,418,076	—	—	1,418,076
Loans held for sale	3,628	15,906	—	19,534

December 31, 2010	Bank	Sidus	Other	Total
	(Amounts in thousands)
Interest income	$96,821	$2,181	$—	$99,002
Interest expense	33,359	186	788	34,333
Net interest income	63,462	1,995	(788)	64,669
Provision for loan losses	23,930	419	—	24,349
Net interest income (loss) after provision	39,532	1,576	(788)	40,320
for loan losses
Other income	13,375	9,023	(260)	22,138
Other expense	55,421	8,110	328	63,859
Income (loss) before income taxes (benefit)	(2,514)	2,489	(1,376)	(1,401)
Income taxes (benefit)	(1,389)	—	—	(1,389)
Net income(loss)	$(1,125)	$2,489	$(1,376)	$(12)
Total assets	$2,275,617	$61,189	$(36,212)	$2,300,594
Net loans	1,562,787	—	—	1,562,787
Loans held for sale	1,447	48,972	—	50,419
Goodwill	—	4,944	—	4,944

December 31, 2009	Bank	Sidus	Other	Total
	(Amounts in thousands)
Interest income	$91,834	$3,708	$—	$95,542
Interest expense	30,628	351	852	31,831
Net interest income	61,206	3,357	(852)	63,711
Provision for loan losses	48,366	73	—	48,439
Net interest income (loss) after provision for loan losses	12,840	3,284	(852)	15,272

Other income	10,627	13,575	641	24,843
Other expense	52,915	8,950	617	62,482
Goodwill impairment	61,566	—	—	61,566
Income (loss) before income taxes (benefit)	(91,014)	7,909	(828)	(83,933)
Income taxes (benefit)	(8,876)	—	—	(8,876)
Net income(loss)	$(82,138)	$7,909	$(828)	$(75,057)
Total assets	$2,086,388	$61,314	$(34,090)	$2,113,612
Net loans	1,627,823	—	—	1,627,823
Loans held for sale	—	49,715	—	49,715
Goodwill	—	4,944	—	4,944

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited, summarized quarterly data for the years ended December 31, 2011 and 2010:

	Three Months Ended
2011	December 31	September 30	June 30	March 31
	(Amounts in thousands)
Interest income	$20,972	$21,563	$23,122	$23,578
Interest expense	5,344	5,930	6,811	7,888
Net interest income	15,628	15,633	16,311	15,690
Provision for loan losses	3,627	1,956	10,393	4,867
Net interest income after provision for loan losses	12,001	13,677	5,918	10,823

Other income	4,660	5,349	3,356	4,791
Other expense	13,947	12,963	24,457	16,909
Income (loss) before income taxes (benefit)	2,714	6,063	(15,183)	(1,295)
Income taxes (benefit)	(211)	2,384	5,030	(509)
Net income(loss)	2,925	3,679	(20,213)	(786)
Preferred stock dividend and accretion of preferred stock discount	771	771	674	771
Net income (loss) to common shareholders	$2,154	$2,908	$(20,887)	$(1,557)
Net income (loss) per common share- basic	$0.11	$0.15	$(1.16)	$(0.10)
Net income (loss) per common share- diluted	$0.11	$0.15	$(1.16)	$(0.10)
2010
Interest income	$24,836	$25,129	$24,247	$24,790
Interest expense	8,880	8,820	8,650	7,983
Net interest income	15,956	16,309	15,597	16,807
Provision for loan losses	6,277	7,879	5,809	4,384
Net interest income after provision for loan losses	9,679	8,430	9,788	12,423

Other income	7,332	5,572	5,454	3,780
Other expense	16,975	17,372	14,980	14,532
Income (loss) before income taxes (benefit)	36	(3,370)	262	1,671
Income taxes (benefit)	(824)	(1,299)	(23)	757
Net income(loss)	860	(2,071)	285	914
Preferred stock dividend and accretion of preferred stock discount	868	771	771	771
Net income (loss) to common shareholders	$(8)	$(2,842)	$(486)	$143
Net income (loss) per common share- basic	$—	$(0.18)	$(0.03)	$0.01
Net income (loss) per common share- diluted	$—	$(0.18)	$(0.03)	$0.01

21. GOODWILL

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

The following table presents changes in the carrying amount of goodwill for the year ended December 31, 2011:

	Banking Segment	Sidus Segment	Total
Balance as of December 31, 2008
Goodwill	$48,559,015	$4,943,872	$53,502,887
Goodwill acquired during the year	13,006,753	—	13,006,753
Impairment losses	(61,565,768)	—	(61,565,768)
Balance as of December 31, 2010 and 2009	$—	$4,943,872	$4,943,872

Balance as of December 31, 2010
Goodwill	$—	$4,943,872	$4,943,872
Goodwill acquired during the year	—	—	—
Impairment losses	—	(4,943,872)	(4,943,872)
Balance as of December 31, 2011	$—	$—	$—
Accumulated impairment losses	$(61,565,768)	$(4,943,872)	$(66,509,640)

22. DERIVATIVES

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each have a notional amount of $2.0 million, representing the amount of outstanding fixed-rate receivables and obligations outstanding at December 31, 2011, and are included in other assets and other liabilities at their fair value of $216,979. The Company had a gain of $57,802 on the interest rate swap asset and a loss of $57,802 on the interest rate swap liability for the year ended December 31, 2011. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.  The interest rate swaps had a notional amount of $2.1 million, representing the amount of outstanding fixed-rate receivables and obligations outstanding at December 31, 2010, and was included in other assets and other liabilities at their fair value of $159,177. The Company had a gain of $159,177 on the interest rate swap asset and a loss of $159,177 on the interest rate swap liability for the year ended December 31, 2010. The interest rate swaps were not designated as hedges and all changes in fair value are recorded in other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At December 31, 2011, Sidus had $51.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $67.4 million of forward sale commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of the interest rate lock commitments recorded in assets was $129,818 at December 31, 2011. The fair value of forward sales commitments recorded in other assets was $57,363 at December 31, 2011. Recognition of gains (losses) related to the change in fair value of the interest rate lock commitments and forward sales commitments were $25,008 and $(54,497), respectively, for the year ended December 31, 2011, and are included in mortgage banking income within noninterest income. Recognition of losses related to the change in fair value of the interest rate lock commitments and forward sales commitments were $36,312 and $(10,247), respectively, for the year ended December 31, 2010, and are included in other income.  At December 31, 2010, Sidus had $119.2 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $167.6 million of forward sale commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other liabilities was $104,810. The fair value of the forward sales commitments recorded in assets was $161,071.

23. SALE OF CREDIT CARD RECEIVABLES

On August 31, 2010, the Company sold credit card receivables for a net gain of $32,600 after termination and deconversion fees. The net book value of the portfolio was $3.2 million for which the Company received approximately $3.4 million in cash proceeds. This transaction was accounted for as a sale and as a result the related credit card receivables have been excluded from the accompanying consolidated balance sheet at December 31, 2011 and 2010. The Company continued to service the credit card accounts until early 2011 as part of the agreement with the purchaser. Any servicing rights are immaterial and have not been recorded on the transaction.

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

Relative Value Calculation
	Fair Value (in millions)	Relative Value (%)	Relative Value (in millions)
NPV of Preferred (14% discount)	$18.2	95.3%	$34.3
Fair Value of warrants (Black Scholes)	0.9	4.7%	1.7
Total	$19.1	100%	$36.0

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

Relative Value Calculation
	Fair Value (in millions)	Relative Value (%)	Relative Value (in millions)
NPV of Preferred (14% discount)	$6.7	85.9%	$11.4
Fair Value of warrants (Black Scholes)	1.1	14.1%	1.9
Total	$7.8	100%	$13.3

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

The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock in the second, third and fourth quarters of 2011. The total amount of deferred dividend as of December 31, 2011 was $2.7 million and is recorded in other liabilities. The Company also may be required to defer dividend payments on its Series T and Series T-ACB Preferred Stock in the future given liquidity levels at the Company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

26. PRIVATE PLACEMENT

On May 6, 2011, the Company completed the private placement of 3,081,867 shares of common stock (the "Private Placement") to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the Private Placement. Per Nasdaq Listing Rule 5635(c) pertains to shareholder approval of equity compensation plans, and under interpretive rulings issued by Nasdaq, a private placement of equity securities is treated as an equity compensation plan for purposes of this rule if any employees or directors of the issuer participate and the price per share is below the market value of the issuer's common stock. In order to comply with the Nasdaq Listing Rule, the directors and officers will purchase shares of common stock in the Private Placement at a purchase price per share without the 10% discount. On June 23, 2011, the Company's shareholders approved the Private Placement which permitted the Company pursuant to Nasdaq Rule 5635(c) to issue the Company's directors and executive officers additional shares of common stock in the amount of 151,681 shares so that the directors and executive officers were able to invest on the same terms as other investors that participated in the Private Placement. The Company issued 3,233,548 shares of common stock in total as a result of the Private Placement. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

February 28, 2012

/s/Joseph H. Towell	/s/ Jan H. Hollar
Joseph H. Towell	Jan H. Hollar
President and Chief Executive Officer	Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina

We have audited Yadkin Valley Financial Corporation and subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Yadkin Valley Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Valley Financial Corporation and subsidiary as of and for the year ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

 Charlotte, North Carolina
February 28, 2012

Item 9B -–Other Information

None.

PART III
Item 10 — Directors and Executive Officers and Corporate Governance

The information required by this item appears under the captions “Corporate Governance”, “Executive Compensation and Other Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Yadkin’s proxy statement for its 2012 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table sets forth equity compensation plan information at December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available be for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	277,195	$13.65	197,862
Equity compensation plans not approved by shareholders	NA	NA	NA
Total	277,195	$13.65	197,862

A description of Yadkin’s equity compensation plans is presented in Note 12 to the accompanying consolidated financial statements.
Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in the sections captioned “Corporate Governance”, “Proposal No. 1 -Election of Directors”, “Family Relationships” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement, and is incorporated herein by reference.

Item 14 — Principal Accounting Fees and Services

The information required by this Item 14 is included in the section captioned “Independent Registered Public Accounting Firm” of the Proxy Statement, and is incorporated herein by reference.

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

Exhibit 10.23
Retirement and Transition Agreement by and between F. Spencer Cosby, Jr. and Sidus Financial, LLC dated July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 22, 2011)*

Exhibit 10.24	Employment Agreement with J. Ricky Patterson, dated January 4, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 9, 2012)*

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32:	Section 1350 Certification

Exhibit 99.1	TARP Certification of Chief Executive Officer

Exhibit 99.2	TARP Certification of Chief Financial Officer

Exhibit 101
The following financial statements from the Annual Report on Form 10-K of Yadkin Valley Financial Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements**

* Management contract or compensatory plan or arrangement
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Copies of exhibits are available upon written request to Corporate Secretary, Yadkin Valley Financial Corporation, P.O. Drawer 888, Elkin, North Carolina 28621.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/Joseph H. Towell	Date: February 28, 2012
Joseph H. Towell
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: February 28, 2012
Jan H. Hollar
Executive Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joseph H. Towell	Date: February 28, 2012
Joseph H. Towell
President and Chief Executive Officer
Director

/s/ Nolan G. Brown	Date: February 28, 2012
Nolan G. Brown
Director

/s/ Harry M. Davis	Date: February 28, 2012
Harry M. Davis
Director

/s/ Thomas J. Hall	Date: February 28, 2012
Thomas J. Hall
Director

/s/ James A. Harrell, Jr.	Date: February 28, 2012
James A. Harrell, Jr.
Director

/s/ Larry S. Helms	Date: February 28, 2012
Larry S. Helms
Director

/s/ Dan W. Hill, III	Date: February 28, 2012
Dan W. Hill, III
Director

/s/ Jan H. Hollar	Date: February 28, 2012
Jan H. Hollar
Executive Vice President and Chief Financial Officer
"Principal Accouning Officer"

/s/ James L. Poindexter	Date: February 28, 2012
James L. Poindexter
Director

/s/ Alison J. Smith	Date: February 28, 2012
Alison J. Smith
Director

/s/ James N. Smoak	Date: February 28, 2012
James N. Smoak
Director

/s/ Harry C. Spell	Date: February 28, 2012
Harry C. Spell
Director

/s/ C. Kenneth Wilcox	Date: February 28, 2012
C. Kenneth Wilcox
Director

EXHIBIT 21

SUBSIDIARIES

Name	State of Incorporation

Yadkin Valley Bank and Trust Company	North Carolina

Yadkin Valley Statutory Trust I	Delaware

American Community Capital Trust II, Ltd	Delaware

Sidus Financial, LLC	North Carolina

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Yadkin Valley Financial Corporation
Elkin, NC

We consent to the incorporation by reference in the Form S-8 Registration Statements Nos. 333-167861, 333-158982, 333-153339, 333-150190, 333-136970, 333-136969, 333-136968, and 333-136967 and the Form S-3D Registration Statement No. 333-136050 of Yadkin Valley Financial Corporation of our reports dated February 28, 2012 with respect to the consolidated financial statements of Yadkin Valley Financial Corporation and the effectiveness of internal control over financial reporting, which reports appear in the December 31, 2011 annual report on Form 10-K of Yadkin Valley Financial Corporation.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 28, 2012

Exhibit 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Rule 13a-14(d)/15d-14(d)

I, Joseph H. Towell, Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Yadkin Valley Financial Corporation

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: February 28, 2012	/s/ Joseph H. Towell
Joseph H. Towell
Principal Executive Officer

Exhibit 31.2
CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
Pursuant to Rule 13a-14(d)/15d-14(d)

I, Jan H. Hollar, Principal Accounting Officer and Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Yadkin Valley Financial Corporation

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: February 28, 2012	/s/ Jan H. Hollar
Jan H. Hollar,
Principal Accounting Officer and Chief Financial Officer

Exhibit 32
Section 1350 Certifications

In connection with the Annual Report of Yadkin Valley Financial Corporation (the “Company”) on Form 10-K for the annual period ended December 31, 2011 as filed with the U. S. Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph H. Towell, Chief Executive Officer of the Company, and I, Jan H. Hollar, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

/s/Joseph H. Towell	/s/ Jan H. Hollar
Joseph H. Towell	Jan H. Hollar
President and Chief Executive Officer	Executive Vice President & Chief Financial Officer

Date: February 28, 2012	Date: February 28, 2012

Exhibit 99.1

TARP Certification for Chief Executive Officer

I, Joseph H. Towell certify, based on my knowledge, that:

(i)
The compensation committee of Yadkin Valley Financial Corporation (“Yadkin”) has discussed, reviewed, and evaluated with senior risk officers at least every six months during any part of the most recently completed fiscal year that was a TARP period, the senior executive officer (“SEO”) compensation plans and the employee compensation plans and the risks these plans pose to Yadkin;

(ii)
The compensation committee of Yadkin has identified and limited during any part of the most recently completed fiscal year that was a TARP period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Yadkin, and during that same period has identified any features of the employee compensation plans that pose risks to Yadkin and has limited those features to ensure that Yadkin is not unnecessarily exposed to risks;

(iii)
The compensation committee has reviewed, at least every six months during any part of the most recently completed fiscal year that was a TARP period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of Yadkin to enhance the compensation of an employee, and has limited any such features;

(iv)	The compensation committee of Yadkin will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v)	The compensation committee of Yadkin will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in:

(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Yadkin;
(B)    Employee compensation plans that unnecessarily expose Yadkin to risks; and

(C)	Employee compensation plans that could encourage the manipulation of reported earnings of Yadkin to enhance the compensation of an employee;

(vi)
Yadkin has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or "clawback" provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii)
Yadkin has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(viii)
Yadkin has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during any part of the most recently completed fiscal year that was a TARP period;

(ix)
Yadkin and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during any part of the most recently completed fiscal year that was a TARP period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x)
Yadkin will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during any part of the most recently completed fiscal year that was a TARP period;

(xi)
Yadkin will disclose the amount, nature, and justification for the offering during any part of the most recently completed fiscal year that was a TARP period, of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for each employee subject to the bonus payment limitations identified in paragraph (vii);

(xii)
Yadkin will disclose whether Yadkin, the board of directors of Yadkin, or the compensation committee of Yadkin has engaged during any part of the most recently completed fiscal year that was a TARP period, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii)
Yadkin has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(xiv)	Yadkin has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Yadkin and Treasury, including any amendments;

(xv)
Yadkin has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified;

(xvi)	I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Yadkin Valley Financial Corporation

/s/ Joseph H. Towell
By: Joseph H. Towell
Title: Chief Executive Officer

Exhibit 99.2

TARP Certification for Chief Financial Officer

I, Jan H. Hollar certify, based on my knowledge, that:

(i)
The compensation committee of Yadkin Valley Financial Corporation (“Yadkin”) has discussed, reviewed, and evaluated with senior risk officers at least every six months during any part of the most recently completed fiscal year that was a TARP period, the senior executive officer (“SEO”) compensation plans and the employee compensation plans and the risks these plans pose to Yadkin;

(ii)
The compensation committee of Yadkin has identified and limited during any part of the most recently completed fiscal year that was a TARP period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Yadkin, and during that same period has identified any features of the employee compensation plans that pose risks to Yadkin and has limited those features to ensure that Yadkin is not unnecessarily exposed to risks;

(iii)
The compensation committee has reviewed, at least every six months during any part of the most recently completed fiscal year that was a TARP period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of Yadkin to enhance the compensation of an employee, and has limited any such features;

(iv)	The compensation committee of Yadkin will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v)	The compensation committee of Yadkin will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in:

(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Yadkin;
(B)    Employee compensation plans that unnecessarily expose Yadkin to risks; and

(C)	Employee compensation plans that could encourage the manipulation of reported earnings of Yadkin to enhance the compensation of an employee;

(vi)
Yadkin has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or "clawback" provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii)
Yadkin has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(viii)
Yadkin has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during any part of the most recently completed fiscal year that was a TARP period;

(ix)
Yadkin and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during any part of the most recently completed fiscal year that was a TARP period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x)
Yadkin will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during any part of the most recently completed fiscal year that was a TARP period;

(xi)
Yadkin will disclose the amount, nature, and justification for the offering during any part of the most recently completed fiscal year that was a TARP period, of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for each employee subject to the bonus payment limitations identified in paragraph (vii);

(xii)
Yadkin will disclose whether Yadkin, the board of directors of Yadkin, or the compensation committee of Yadkin has engaged during any part of the most recently completed fiscal year that was a TARP period, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii)
Yadkin has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(xiv)	Yadkin has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Yadkin and Treasury, including any amendments;

(xv)
Yadkin has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified;

(xvi)	I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Yadkin Valley Financial Corporation

/s/ Jan H. Hollar
By: Jan H. Hollar
Title: Principal Accounting Officer and Chief Financial Officer