Form 10-Q
period 2012-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2012-04-26
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012

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
Yes ☒ No ☐

Common shares outstanding as of April 26, 2012, par value $1.00 per share, were 19,506,188.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended March 31, 2012 and 2011

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011*
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$36,478	$40,790
Federal funds sold	50	50
Interest-bearing deposits	67,443	52,078
Securities available-for-sale at fair value (amortized cost $354,252 in 2012 and $324,172 in 2011)	360,525	330,422
Gross loans	1,387,874	1,450,924
Less: allowance for loan losses	30,062	32,848
Net loans	1,357,812	1,418,076
Loans held-for-sale	20,548	19,534
Accrued interest receivable	6,932	6,745
Premises and equipment, net	41,861	42,120
Other real estate owned	28,751	24,966
Federal Home Loan Bank stock, at cost	6,130	6,130
Investment in bank-owned life insurance	26,091	25,934
Core deposit intangible (net of accumulated amortization of $9,067 in 2012 and $8,789 in 2011)	3,455	3,733
Other assets	20,530	22,610
Total Assets	$1,976,606	$1,993,188
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$235,417	$229,895
Interest-bearing deposits:
NOW, savings and money market accounts	626,538	625,560
Time certificates:
$100 or more	356,793	360,388
Other	492,072	515,498
Total Deposits	1,710,820	1,731,341

Short-term borrowings	39,735	39,810
Long-term borrowings	65,988	65,729
Capital lease obligations	2,355	2,365
Accrued interest payable	2,713	2,619
Other liabilities	11,503	10,738
Total Liabilities	1,833,114	1,852,602

Shareholders' Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312 issued and outstanding in 2012 and 2011	47,595	47,389
Common stock, $1 par value, 50,000,000 shares authorized; 19,506,188 issued and outstanding in 2012 and 19,526,188 issued and outstanding in 2011	19,506	19,526
Warrants	3,581	3,581
Surplus	117,939	117,883
Accumulated deficit	(49,006)	(51,656)
Accumulated other comprehensive income	3,877	3,863
Total Shareholders' Equity	143,492	140,586
Total Liabilities and Shareholders' Equity	$1,976,606	$1,993,188
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$18,946	$21,349
Interest on federal funds sold	7	6
Interest and dividends on securities:
Taxable	1,433	1,504
Non-taxable	573	604
Interest-bearing deposits	37	115
TOTAL INTEREST INCOME	20,996	23,578
INTEREST EXPENSE
Time deposits of $100 or more	1,993	2,938
Other time and savings deposits	2,371	4,380
Borrowed funds	725	570
TOTAL INTEREST EXPENSE	5,089	7,888
NET INTEREST INCOME	15,907	15,690
PROVISION FOR LOAN LOSSES	2,350	4,867
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,557	10,823
NON-INTEREST INCOME:
Service charges on deposit accounts	1,343	1,345
Other service fees	760	962
Net gain on sales and fees of mortgage loans	1,351	1,899
Net gain on sale of securities	—	93
Income on investment in bank-owned life insurance	157	163
Mortgage banking income	435	207
Other than temporary impairment of securities	—	(20)
Other income	75	142
TOTAL NON-INTEREST INCOME	4,121	4,791
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,731	7,870
Occupancy and equipment expense	1,851	2,170
Printing and supplies	145	181
Data processing	387	373
Amortization of core deposit intangible	278	305
Communications	351	445
FDIC assessment	694	1,350
Loan collection fees	249	433
Other professional fees	306	278
Net cost of operation of other real estate owned	1,229	794
Franchise tax	150	381
Other	1,836	2,329
TOTAL NON-INTEREST EXPENSES	14,207	16,909
INCOME (LOSS) BEFORE INCOME TAXES	3,471	(1,295)
INCOME TAX EXPENSE (BENEFIT)	—	(509)
NET INCOME (LOSS)	3,471	(786)
Preferred stock dividend and accretion of preferred stock discount	821	771
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$2,650	$(1,557)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.14	$(0.10)
Diluted	$0.14	$(0.10)
CASH DIVIDENDS PER COMMON SHARE	—	—
See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
NET INCOME (LOSS)	$3,471	$(786)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	23	850
Tax effect	(9)	(327)
Unrealized holding gains on securities available-for-sale, net of tax amount	14	523
Reclassification adjustment for realized gains	—	(173)
Tax effect	—	67
Reclassification adjustment for realized gains, net of tax amount	—	(106)
OTHER COMPREHENSIVE INCOME, NET OF TAX	14	417
COMPREHENSIVE INCOME (LOSS)	$3,485	$(369)

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2012 and 2011

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income (loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,770	$3,581	$114,649	$(34,273)	$582	$147,457
Net loss	—	—	—	—	—	(786)	—	(786)
Restricted stock issued	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	155	—	—	(155)	—	—
Share based compensation:
stock options	—	—	—	—	19	—	—	19
restricted stock	—	—	—	—	17	—	—	17
Preferred stock dividends	—	—	—	—	—	(616)	—	(616)
Other comprehensive income	—	—	—	—	—	—	417	417
BALANCE, MARCH 31, 2011	16,292,640	$16,293	$46,925	$3,581	$114,540	$(35,830)	$999	$146,508

BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net income	—	—	—	—	—	3,471	—	3,471
Restricted stock issued (forfeited)	(20,000)	(20)	—	—	20	—	—	—
Discount accretion on preferred stock	—	—	206	—	—	(206)	—	—
Share based compensation:
stock options	—	—	—	—	9	—	—	9
restricted stock	—	—	—	—	27	—	—	27
Preferred stock dividends	—	—	—	—	—	(615)	—	(615)
Other comprehensive income	—	—	—	—	—	—	14	14
BALANCE, MARCH 31, 2012	19,506,188	$19,506	$47,595	$3,581	$117,939	$(49,006)	$3,877	$143,492

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,471	$(786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investment securities	1,712	1,251
Provision for loan losses	2,350	4,867
Net gain on sales of mortgage loans	(1,351)	(1,899)
Other than temporary impairment of investments	—	20
Increase in cash surrender value of life insurance	(157)	(163)
Depreciation and amortization	701	730
Gain (loss) on sales and impairment of premises and equipment	(21)	4
Net losses on sale of other real estate owned	886	173
Gain on sale of securities	—	(93)
Amortization of core deposit intangible	278	305
Deferred tax provision	—	8,614
Stock based compensation expense	36	36
Originations of mortgage loans held-for-sale	(63,251)	(183,147)
Proceeds from sales of mortgage loans	63,589	202,585
Decrease in capital lease obligations	(47)	9
(Increase) decrease in accrued interest receivable	(188)	432
(Increase) decrease in other assets	2,071	(7,834)
Increase (decrease) in accrued interest payable	94	(491)
Increase (decrease) in other liabilities	187	(355)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,360	24,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(44,344)	(19,443)
Proceeds from sales of available-for-sale securities	—	4,562
Proceeds from maturities of available-for-sale securities	12,552	10,953
Net decrease in loans	50,799	36,624
Purchases of premises and equipment	(457)	(1,009)
Proceeds from the sale of premises and equipment	37	—
Proceeds from the sale of other real estate owned	2,442	2,398
NET CASH PROVIDED BY INVESTING ACTIVITIES	21,029	34,085
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	6,499	48,296
Net decrease in time certificates	(27,021)	(108,897)
Net increase (decrease) in borrowed funds	186	(7,316)
Preferred dividends paid	—	(616)
NET CASH USED IN FINANCING ACTIVITIES	(20,336)	(68,533)

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$11,053	$(10,190)

CASH AND CASH EQUIVALENTS:
Beginning of year	92,918	229,780
End of year	$103,971	$219,590

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$4,859	$8,496
Cash paid for income taxes	$—	$26

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$7,114	$4,449
Unrealized gain on investment securities available-for-sale, net of tax effect	$14	$417

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation and its subsidiary, Yadkin Valley Bank and Trust Company. On July 1, 2006, Yadkin Valley Bank and Trust Company (the “Bank”) became a subsidiary of Yadkin Valley Financial Corporation (the “Company”) through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greensboro, NC. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. Operating results, for the three months ended March 31, 2012, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

2. New Accounting Standards

Recently Adopted Accounting Standards

In 2011, the FASB issued Accounting Standards Update No. 2011-04 "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements" ("ASU 2011-04"). The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the guidance will have a material impact on the consolidated financial statements but has included the disclosure requirements in this 10Q.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

3. Stock-based Compensation

During the three months ended March 31, 2012 and 2011, 5,100 and 13,900 options were vested, respectively. At March 31, 2012, there were 15,200 options unvested and no shares available for grants of options other than shares available under the Omnibus Plan.

As of March 31, 2012, there are 143,000 restricted shares outstanding, of which 23,331 shares of restricted stock are vested and 119,669 shares are nonvested. There were no shares of restricted stock issued during the quarter ended March 31, 2012, and 20,000 restricted shares were forfeited. During the first quarter of 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance.

There were no options granted during the first three months of 2012 or 2011.

The compensation expense related to options and restricted shares was $35,862 for the three-month period ended March 31, 2012 and 2011. As of March 31, 2012, there was $289,845 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 1.8 years.

There were no options exercised during the three months ended March 31, 2012 and 2011.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

4. Investment Securities

Investment securities at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$20,013	$91	$—	$20,104
After 1 but within 5 years	3,316	13	—	3,329
	23,329	104	—	23,433
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	366	10	—	376
After 5 but within 10 years	3,147	273	—	3,420
After 10 years	79,844	1,001	425	80,420
	83,357	1,284	425	84,216
Collateralized mortgage obligations due:
After 1 but within 5 years	3,947	22	—	3,969
After 5 but within 10 years	9,422	342	—	9,764
After 10 years	163,038	1,585	581	164,042
	176,407	1,949	581	177,775
Private label collateralized mortgage obligations due:
After 5 but within 10 years	262	—	2	260
After 10 years	1,022	—	43	979
	1,284	—	45	1,239
State and municipal securities due:
Within 1 year	615	2	—	617
After 1 but within 5 years	6,995	361	—	7,356
After 5 but within 10 years	23,697	1,610	—	25,307
After 10 years	37,454	2,029	12	39,471
	68,761	4,002	12	72,751
Common and preferred stocks:	1,114	51	54	1,111
Total available-for-sale securities	$354,252	$7,390	$1,117	$360,525

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$9,988	$51	$—	$10,039
After 1 but within 5 years	13,622	65	—	13,687
	23,610	116	—	23,726
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	476	18	—	494
After 5 but within 10 years	3,481	281	—	3,762
After 10 years	60,388	959	393	60,954
	64,345	1,258	393	65,210
Collateralized mortgage obligations due:
After 5 but within 10 years	13,986	478	—	14,464
After 10 years	150,915	1,241	592	151,564
	164,901	1,719	592	166,028
Private label collateralized mortgage obligations due:
After 5 but within 10 years	275	10	—	285
After 10 years	1,028	—	57	971
	1,303	10	57	1,256
State and municipal securities due:
Within 1 year	618	5	—	623
After 1 but within 5 years	6,575	347	—	6,922
After 5 but within 10 years	21,252	1,639	19	22,872
After 10 years	40,455	2,255	9	42,701
	68,900	4,246	28	73,118
Common and preferred stocks:	1,113	23	52	1,084
Total available-for-sale securities	$324,172	$7,372	$1,122	$330,422

Mortgage‑backed securities are included in maturity groups based upon stated maturity date. At March 31, 2012, $84.2 million of the Bank's mortgage‑backed securities were pass‑through securities and $179.0 million were collateralized mortgage obligations. At December 31, 2011, $65.2 million of the Bank's mortgage-backed securities were pass-through securities and $167.3 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

There were no sales of securities for the quarter ended March 31, 2012. Gross realized gains on the sale of securities for the quarter ended March 31, 2011 were $173,237. There were no losses on the sale of securities available-for-sale for the quarter ended March 31, 2011.

Investment securities with carrying values of approximately $97,610,877 and $120,227,824 at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. Securities that have been in a loss position for twelve months or more at March 31, 2012 include one collateralized mortgage obligation, one private label collateralized mortgage and three mortgage backed securitites. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2011 include three mortgage-backed securities, two collateralized mortgage obligations, one private label collateralized mortgage obligation and one common stock. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three months ended March 31, 2012, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
March 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$20,963	$132	$16,699	$293	$37,662	$425
Collateralized mortgage obligations	55,051	572	2,013	9	57,064	581
Private label collateralized mortgage obligations	260	2	979	43	1,239	45
State and municipal securities	2,427	12	—	—	2,427	12
Common and preferred stocks	—	—	51	54	51	54
Total temporarily impaired securities	$78,701	$718	$19,742	$399	$98,443	$1,117

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$13,121	$45	$16,751	$348	$29,872	$393
Collateralized mortgage obligation	70,421	505	5,043	87	75,464	592
Private label collateralized mortgage obligations	—	—	971	57	971	57
State and municipal securities	3,429	28	—	—	3,429	28
Common and preferred stocks, and other	6	1	53	51	59	52
Total temporarily impaired securities	$86,977	$579	$22,818	$543	$109,795	$1,122

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $8,860,953 at March 31, 2012 and $8,771,278 at December 31, 2010. Cost method investments at March 31, 2012 include $6,130,000 in FHLB stock and $2,730,953 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at March 31, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) as of March 31, 2012. During the first quarter of 2011, the Company's investment in a financial services company and a local community bank were considered to be other than temporarily impaired and approximately $20,000 was charged-off. In addition to the impairment charges recorded for the quarter ended March 31, 2011, the Company sold one of its investments in a financial services company for a loss of $79,910.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2012, the Company had commitments outstanding of $259.5 million for additional loan amounts. Commitments of Sidus, the Bank's mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $6.4 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At March 31, 2012, Sidus had $32.8 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $48.6 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the quarter ended March 31, 2012 excludes 119,669 shares of unvested restricted stock. Weighted average shares outstanding for the quarter ended March 31, 2011 excludes 161,334 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic EPS denominator:
Weighted average number of common shares outstanding	19,378,198	16,130,529
Dilutive effect arising from assumed exercise of stock options	—	—
Diluted EPS denominator	19,378,198	16,130,529

For the quarter ended March 31, 2012 and 2011, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter ended March 31, 2012, there were 265,694 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share. These non-dilutive shares had exercise prices ranging from $3.84 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings (loss) per share for the quarter ended March 31, 2012 and March 31, 2011 due to the Company's loss position for that period.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

8. Shareholders' Equity

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53‑87. At March 31, 2012 and 2011, there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and NC Banking Commissioner approval. The Company has committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payment on the trust preferred securities in the second, third and fourth quarters of 2011 and the first quarter of 2012. The total amount of deferred dividends payments as of March 31, 2012 was $2.8 million and is recorded in other liabilities. The Company may be required to continue to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. If the Company defers six dividend payments on its Series T and Series T-ACB Preferred Stock, the holder of the stock will have the right to appoint two individuals to the board of directors.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $2.0 million at March 31, 2012, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $209,077. The Company had a gain of $7,903 on the interest rate swap asset and a loss of $7,903 on the interest rate swap liability for the three months ended March 31, 2012. The Company had a gain of $26,260 on the interest rate swap asset and a loss of $26,260 on the interest rate swap liability for the three months ended March 31, 2011. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2011. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At March 31, 2012, Sidus had $32.8 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $48.6 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in assets was $341,823 at March 31, 2012. The fair value of the interest rate lock commitments recorded in other liabilities was $(159,271) at March 31, 2012. Recognition of losses related to the change in fair value of the forward sales commitments were $(4,629) for the three months ended March 31, 2012, and are included in mortgage banking income (loss). Recognition of losses related to the change in fair value of the interest rate lock commitments and losses related to forward sales commitments were

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

$(13,492) for the three months ended March 31, 2012, and are included in mortgage banking income (loss). At December 31, 2011, Sidus had $51.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $67.4 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $129,818 at December 31, 2011. The fair value of the forward sales commitments recorded in other assets was $57,363 at December 31, 2011.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at March 31, 2012 and December 31, 2011 by class:

	March 31,	December 31,
	2012	2011
	(in thousands)
Construction and land development	$196,991	$202,803
Commercial real estate:
Owner occupied	339,576	348,931
Non-owner occupied	223,024	242,827
Residential mortgages:
1-4 family	173,263	179,047
Multifamily	36,240	39,881
Home equity lines of credit	196,818	201,220
Commercial	164,601	177,047
Consumer and other	56,309	58,283
Total	1,386,822	1,450,039
Less: Net deferred loan origination fees	1,052	885
Allowance for loan losses	(30,062)	(32,848)
Loans, net	$1,357,812	$1,418,076

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $562.6 million and $591.8 million at March 31, 2012 and December 31, 2011, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $197.0 million and $202.8 million at March 31, 2012 and December 31, 2011, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $173.3 million and $179.0 million at March 31, 2012 and December 31, 2011, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

During the quarter, the decision was made by management to transfer a pass graded non-owner occupied commercial real estate loan in the amount of $7.6 million from loans held-for-investment to loans held-for-sale. As a result of this transfer, approximately $912,000 was charged-off in order to record the loan at fair value at time of transfer.
Commercial Loans. At March 31, 2012 and December 31, 2011, the Bank's commercial loan portfolio totaled $164.6 million and $177.0 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $56.3 million and $58.3 million at March 31, 2012 and December 31, 2011, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

“7” - Substandard Impaired (also includes any loans over 90 days past due, excluding sold mortgages )- Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined.

“8” - Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following is a summary of credit quality indicators by class at March 31, 2012 and December 31, 2011:

Real Estate Credit Exposure as of March 31, 2012
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$124	$—	$417	$—	$126
Good Quality	517	30	83	1,557	—	7,465
Satisfactory	30,022	104,790	58,706	94,981	8,677	121,573
Merits Attention	89,911	177,958	125,948	55,672	25,494	58,727
Special Mention	42,507	27,088	25,451	9,712	653	4,520
Substandard	6,936	7,875	3,402	3,720	623	1,774
Substandard impaired	27,098	21,711	9,434	7,204	793	2,633
Loss	—	—	—	—	—	—
	$196,991	$339,576	$223,024	$173,263	$36,240	$196,818

Other Credit Exposures as of March 31, 2012
	Commercial	Consumer and other
	(in thousands)
High Quality	$2,572	$1,974
Good Quality	5,505	1,321
Satisfactory	45,453	26,033
Merits Attention	78,942	25,268
Special Mention	12,602	1,125
Substandard	9,181	73
Substandard impaired	10,346	515
Loss	—	—
	$164,601	$56,309

Real Estate Credit Exposure as of December 31, 2011
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$126	$—	$423	$—	$132
Good Quality	543	32	117	1,701	—	7,545
Satisfactory	30,446	110,051	61,416	98,992	8,789	125,932
Merits Attention	93,974	180,173	134,247	57,310	28,824	58,576
Special Mention	41,739	23,326	24,307	9,112	697	4,807
Substandard	5,054	10,069	11,162	3,586	629	2,006
Substandard impaired	31,047	25,154	11,578	7,923	942	2,222
Loss	—	—	—	—	—	—
	$202,803	$348,931	$242,827	$179,047	$39,881	$201,220

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

Other Credit Exposures as of December 31, 2011
	Commercial	Consumer and other
	(in thousands)
High Quality	$2,690	$1,831
Good Quality	5,472	1,482
Satisfactory	55,309	27,508
Merits Attention	80,064	25,607
Special Mention	12,224	1,189
Substandard	10,367	118
Substandard impaired	10,921	548
Loss	—	—
	$177,047	$58,283

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of March 31, 2012 and December 31, 2011.

Nonperforming loans as of March 31, 2012 totaled $66.1 million, or 4.69% of total loans, compared with $70.4 million, or 4.78% of total loans, as of December 31, 2011. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 505 to 454 since December 31, 2011.

The following is a breakdown of nonaccrual loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$23,320	$26,575
Commercial Real Estate:
Owner occupied	17,055	16,339
Non-owner occupied	7,816	7,634
Mortgages:
1-4 Family first lien	6,245	7,271
Multifamily	793	942
Home Equity lines of credit	2,633	2,222
Commercial	7,782	8,896
Consumer and other	445	475
Total	$66,089	$70,354

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank's aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
March 31, 2012	(in thousands)
Construction	$1,227	$1,059	$13,496	$15,782	$181,209	$196,991
Commercial real estate:
Owner occupied	2,304	2,678	3,655	8,637	330,939	339,576
Non-owner occupied	1,354	10	4,820	6,184	216,840	223,024
Commercial	984	1,871	1,549	4,404	160,197	164,601
Mortgages:
Secured 1-4 family- first lien	4,149	867	1,443	6,459	166,804	173,263
Multifamily	10	—	779	789	35,451	36,240
Home equity lines of credit	1,240	462	1,252	2,954	193,864	196,818
Consumer and other	648	280	46	974	55,335	56,309
Total	$11,916	$7,227	$27,040	$46,183	$1,340,639	$1,386,822

December 31, 2011
Construction	$2,265	$402	$15,538	$18,205	$184,598	$202,803
Commercial real estate:
Owner occupied	4,342	1,215	3,727	9,284	339,647	348,931
Non-owner occupied	9,723	86	4,679	14,488	228,339	242,827
Commercial	586	1,432	2,087	4,105	172,942	177,047
Mortgages:
Secured 1-4 family- first lien	3,441	1,049	2,955	7,445	171,602	179,047
Multifamily	277	—	896	1,173	38,708	39,881
Home equity lines of credit	—	634	856	1,490	199,730	201,220
Consumer and other	375	61	128	564	57,719	58,283
Total	$21,009	$4,879	$30,866	$56,754	$1,393,285	$1,450,039

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2012 and December 31, 2011:

				Quarter to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$24,316	$34,688	$—	$25,801	$114
Commercial real estate:
Owner occupied	16,720	19,599	—	18,574	286
Non-owner occupied	7,499	9,019	—	13,713	2
Commercial	5,862	5,969	—	5,997	102
Mortgages:
Secured 1-4 family real estate	3,832	4,330	—	3,853	24
Multifamily	730	905	—	692	4
Home equity lines of credit	1,240	1,475	—	1,093	7
Consumer and other	25	27	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$7	$104	$7	$258	$—
Commercial real estate:
Owner occupied	8,342	8,475	476	6,563	—
Non-owner occupied	—	—	—	243	—
Commercial	3,316	3,747	2,657	3,122	164
Mortgages:
Secured 1-4 family real estate	555	567	198	257	—
Multifamily	—	—	—	75	7
Home equity lines of credit	119	130	50	190	—
Consumer and other	9	9	9	5	—
Total impaired loans
Construction	$24,323	$34,792	$7	$26,059	$114
Commercial real estate:
Owner occupied	25,062	28,074	476	25,137	286
Non-owner occupied	7,499	9,019	—	13,956	2
Commercial	9,178	9,716	2,657	9,119	266
Mortgages:
Secured 1-4 family real estate	4,387	4,897	198	4,110	24
Multifamily	730	905	—	767	11
Home equity lines of credit	1,359	1,605	50	1,283	7
Consumer and other	34	36	9	5	—
Total impaired loans individually reviewed for impairment	$72,572	$89,044	$3,397	$80,436	$710

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2011
Impaired loans without a related allowance for loan losses
Construction	$28,067	$40,045	$—	$27,010	$234
Commercial real estate:
Owner occupied	17,586	20,070	—	15,319	272
Non-owner occupied	8,639	11,255	—	8,803	210
Commercial	6,381	6,436	—	4,280	132
Mortgages:
Secured 1-4 family real estate	3,843	4,285	—	3,051	35
Multifamily	295	309	—	302	—
Home equity lines of credit	525	694	—	682	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,011	$1,011	$570	$7,195	$50
Commercial real estate:
Owner occupied	6,459	6,533	585	4,044	53
Non-owner occupied	975	1,363	143	3,255	8
Commercial	2,914	2,920	2,511	3,655	92
Mortgages:
Secured 1-4 family real estate	498	517	45	1,473	6
Multifamily	300	319	135	654	—
Home equity lines of credit	403	412	112	100	4
Consumer and other	—	—	—	—	—
Total impaired loans
Construction	$29,078	$41,056	$570	$34,205	$284
Commercial real estate:
Owner occupied	24,045	26,603	585	19,363	325
Non-owner occupied	9,614	12,618	143	12,058	218
Commercial	9,295	9,356	2,511	7,935	224
Mortgages:
Secured 1-4 family real estate	4,341	4,802	45	4,524	41
Multifamily	595	628	135	956	—
Home equity lines of credit	928	1,106	112	782	4
Consumer and other	—	—	—	—	—
Total impaired loan individually reviewed for impairment	$77,896	$96,169	$4,101	$79,823	$1,096

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $27,000 and $49,000 as of March 31, 2012 and December 31, 2011, respectively. The following table presents information regarding the change in all purchased impaired loans from the Company's acquisition of American Community on April 17, 2009 through March 31, 2012.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	Contractual
	Principal	Nonaccretable	Carrying
	Receivable	Difference	Amount
	(in thousands)
Balance at December 31, 2010	$1,655	$72	$1,583
Change due to payoff received	(6)	—	(6)
Transfer to foreclosed real estate	—	—	—
Change due to charge-offs	—	—	—
Balance at March 31, 2011	$1,649	$72	$1,577

Balance at December 31, 2011	$474	$45	$429
Transfer to foreclosed real estate	(78)	—	(78)
Balance at March 31, 2012	$396	$45	$351

At March 31, 2012, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $351,325. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of March 31, 2012 were $38.6 million with related reserves of $2.0 million. Approximately $15.3 million of troubled debt restructured loans are accruing interest as of March 31, 2012, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2011 were $43.5 million with related reserves of $2.3 million. Approximately $17.2 million of troubled debt restructured loans are accruing interest as of December 31, 2011, as these loans have sufficient evidence of paying according to the new restructured terms.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following table includes the recorded investment and number of modifications for troubled debt restructured loans for the quarter ended March 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Adjustment to Reserves as a Result of the Restructuring
	(in thousands)
Extended payment terms
Commercial real estate:
Owner occupied	2	$666	$664	$(28)
Commercial	5	1,636	1,246	(31)
1-4 Family Residential	3	827	751	13
Consumer	1	27	24	(5)
Total	11	$3,156	$2,685	$(51)
Principal payment reduction
Commercial real estate:
Owner occupied	1	$171	$172	$(7)
Consumer	1	165	9	9
Total	2	$336	$181	$2

Total	13	$3,492	$2,866	$(49)

The following table presents loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three months ended March 31, 2012.

	Three months ended March 31, 2012
	Number of loans	Recorded investment
Below Market Rate
Construction	2	$1,061
Total	2	$1,061
Extended payment terms
Commercial	1	$120
Secured 1-4 family mortgages	1	100
Total	2	$220
Principal payment reduction
Construction	1	$257
Home equity lines of credit	1	165
Total	2	$422

Total	6	$1,703

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $2.4 million for the quarter ended March 31, 2012 as compared to $4.9 million for the quarter ended March 31, 2011. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at March 31, 2012 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2012:

	December 31, 2011	Charge-offs	Recoveries	Provision	March 31, 2012
	(Amounts in thousands)
Construction	$8,214	$1,828	$107	$1,464	$7,957
Commercial real estate:
Owner occupied	5,792	683	7	218	5,334
Non-owner occupied	4,668	1,312	1	369	3,726
Commercial	5,712	425	85	142	5,514
Mortgages:
Secured 1-4 family- first lien	3,726	375	11	(9)	3,353
Multifamily	805	202	—	(97)	506
Home equity lines of credit	3,310	471	10	250	3,099
Consumer and other	621	82	21	13	573
	$32,848	$5,378	$242	$2,350	$30,062

	December 31, 2010	Charge-offs	Recoveries	Provision	March 31, 2011
	(Amounts in thousands)
Construction	$12,014	$3,778	$73	$1,283	$9,592
Commercial real estate:
Non owner occupied	7,150	977	—	(904)	5,269
Owner occupied	5,958	739	76	1,939	7,234
Commercial	4,335	218	68	754	4,939
Mortgages:
Secured 1-4 family- first lien	3,706	541	30	1,128	4,323
Multifamily	424	12	—	74	486
Home equity lines of credit	3,298	532	39	339	3,144
Consumer and other	867	284	36	254	873
	$37,752	$7,081	$322	$4,867	$35,860

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of March 31, 2012	(Amounts in thousands)
Construction	$7	$24,323	$7,950	$172,668
Commercial real estate:
Owner occupied	476	25,062	4,858	314,514
Non-owner occupied	—	7,499	3,726	215,525
Commercial	2,657	9,178	2,857	155,423
Mortgages:
Secured 1-4 family- first lien	198	4,387	3,155	168,876
Multifamily	—	730	506	35,510
Home equity lines of credit	50	1,359	3,049	195,459
Consumer and other	9	34	564	56,275
	$3,397	$72,572	$26,665	$1,314,250

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2011	(Amounts in thousands)
Construction	$570	$29,078	$7,644	$173,725
Commercial real estate:
Owner occupied	585	24,045	5,207	324,886
Non-owner occupied	143	9,614	4,525	233,213
Commercial	2,511	9,295	3,201	167,752
Mortgages:
Secured 1-4 family- first lien	45	4,341	3,681	174,706
Multifamily	135	595	670	39,286
Home equity lines of credit	112	928	3,198	200,292
Consumer and other	—	—	621	58,283
	$4,101	$77,896	$28,747	$1,372,143

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

was $220,000 and $221,000 as of March 31, 2012 and December 31, 2011, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of March 31, 2012, the Company had reserves for mortgage loans sold of $1.8 million, and charges against reserves for the three months ended March 31, 2012 were $173,553. For the three months ended March 31, 2012, the Company recorded $108,986 in provision expense related to potential repurchase and warranties exposure on the $65.5 million in loan sales that occurred during that period. For the three months ended March 31, 2011, the Company recorded $14,000 in provision expense related to potential repurchase and warranties exposure and charges against reserves were $32,000.  For the quarters ended March 31, 2012 and 2011, the Company did not repurchase any mortgage loans sold. As of December 31, 2011, the Company had reserves for mortgage loans sold of $1.8 million.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following table presents a rollforward of interest rate swaps from December 31, 2011 to March 31, 2012, and from December 31, 2010 to March 31, 2011 and shows that the interest rate swaps are classified as Level 3 as discussed above.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(26)	(26)
Balance, March 31, 2011	$133	$133

Balance, December 31, 2011	$216	$216
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(7)	(7)
Balance, March 31, 2012	$209	$209

Interest Rate Locks and Forward Loan Sale Commitments

Sidus, the Company's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(159,271) and $341,823, respectively. At December 31, 2011, the amount of fair value associated with these interest rate lock commitments and sale commitments was $129,819 and $57,363, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$130	$105
Gains/losses included in other income	(289)	232
Transfer in and out	—	—
Balance, March 31, 2012 and 2011	$(159)	$337

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.
The following table presents a rollforward of mortgage servicing rights from December 31, 2011 to March 31, 2012 and December 31, 2010 to March 31, 2011 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$1,871	$2,144
Capitalized	167	135
Gains/losses included in other income	113	(59)
Balance, March 31, 2012 and 2011	$2,151	$2,220

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At March 31, 2012 the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at March 31, 2012 is $28,751,586. At December 31, 2011 the carrying value of OREO was $24,966,226. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

March 31, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,433	$—	$23,433	$—
Government sponsored agencies:
Residential mortgage-backed securities	84,216	—	84,216	—
Collateralized mortgage obligations	177,775	—	177,775	—
Private label collateralized mortgage obligations	1,239	—	1,239	—
State and municipal securities	72,751	—	72,751	—
Common and preferred stocks	1,111	1,111	—	—
Interest rate swap agreements	209	—	—	209
Interest rate swap agreements	(209)	—	—	(209)
Interest rate lock commitments	(159)	—	—	(159)
Forward loan sale commitments	342	—	342	—
Mortgage servicing rights	2,151	—	—	2,151

December 31, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,726	$—	$23,726	$—
Government sponsored agencies:
Residential mortgage-backed securities	65,210	—	65,210	—
Collateralized mortgage obligations	166,028	—	166,028	—
Private label collateralized mortgage obligations	1,256	—	1,256	—
State and municipal securities	73,118	—	73,118	—
Common and preferred stocks	1,084	1,084	—	—
Interest rate swap agreements	216	—	—	216
Interest rate swap agreements	(216)	—	—	(216)
Interest rate lock commitments	130	—	—	130
Forward loan sale commitments	57	—	57	—
Mortgage servicing rights	1,871	—	—	1,871

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$209	Discounted cash flow	Discount rate	1-4% (1.20%)
Interest Rate Lock Commitments	(159)	Pricing model	Pull through rates	84-85%
Mortgage Servicing Rights	2,151	Discounted cash flow	Constant prepayment rate	18.3%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	2,579	Discounted appraisals	Collateral discounts	15-50%
Other real estate owned	8,951	Discounted appraisals	Collateral discounts	6-15%

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The unobservable input used in the fair value measurement of the Company's interest rate swap agreements is the discount rate.  A significant increase (decrease) in the discount rate could result in a significantly lower (higher) fair value measurement.  The discount rate is determined by the third-party by obtaining publicly available third party market quotes from Reuters, which handle up to 30 year swap maturities. The Company's asset liability management team periodically reviews the discount rates utilized in determining the fair value of the interest rate swap agreements.

The significant unobservable input used in the fair value measurement of the Company's interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate.  Therefore, an increase in the pull through rates (i.e., higher percentage of loans are estimated to close) will result in the fair value of the interest rate lock commitments to increase if in a gain position, or decrease if in a loss position.  The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company's mortgage banking division.

The significant unobservable inputs used in the fair value measurement of the Company's mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions. The Company utilizes an independent third-party to estimate the fair value of mortgage servicing rights through use of a discounted cash flow model to calculate the present value of estimated future net servicing income based on observable and unobservable inputs into the model to arrive at an estimated fair value.  To assess the reasonableness of the fair value measurement, the fair value and constant prepayment rates are compared to forward-looking estimates by the Company.

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
March 31, 2012 (Amounts in thousands)
Other real estate owned	$2,579	$—	$—	$2,579
Impaired loans:
Construction	—	—	—	—
Commercial real estate:
Owner occupied	7,866	—	—	7,866
Non-owner occupied	—	—	—	—
Commercial	659	—	—	659
Mortgages:
Secured 1-4 family real estate	357	—	—	357
Multifamily	—	—	—	—
Home equity lines of credit	69	—	—	69
Consumer and other	—	—	—	—

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	Fair Value	Level 1	Level 2	Level 3
December 31, 2011
Other real estate owned	$5,391	$—	$—	$5,391
Impaired loans:
Construction	441	—	—	441
Commercial real estate:
Owner occupied	5,874	—	—	5,874
Non-owner occupied	832	—	—	832
Commercial	403	—	—	403
Mortgages:
Secured 1-4 family real estate	453	—	—	453
Multifamily	165	—	—	165
Home equity lines of credit	291	—	—	291
Consumer and other	—	—	—	—

There were no transfers between valuation levels for any assets during the quarter ended March 31, 2012 or the quarter ended March 31, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2		Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$103,971	$103,971	$—	$103,971		$—
Investment securities	360,525	360,525	1,111	359,414		—
Loans and loans held-for-sale, net	1,378,360	1,292,908	—	—		1,378,360
Accrued interest receivable	6,932	6,932	—	6,932		—
Federal Home Loan Bank stock	6,130	6,130	6,130	—		—
Investment in Bank owned life insurance	26,091	26,091	—	—		26,091
Forward sales commitments	341	341	—	341		—
Interest rate swap agreements	209	209	—	—	2	209
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	861,955	861,955	—	861,955		—
Time deposits	848,865	855,680	—	855,680		—
Borrowed funds	105,723	106,985	—	106,985		—
Accrued interest payable	2,713	2,713	—	2,713		—
Interest rate swap agreements	209	209	—	—		209
Interest rate lock commitments	159	159	—	—		159

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$92,918	$92,918	$—	$92,918	$—
Investment securities	330,422	330,422	1,084	329,338	—
Loans and loans held-for-sale, net	1,437,610	1,365,586	—	—	1,365,586
Accrued interest receivable	6,745	6,745	—	6,745	—
Federal Home Loan Bank stock	6,130	6,130	6,130	—	—
Investment in Bank owned life insurance	25,934	25,934	—	—	25,934
Forward sales commitments	57	57	—	57	—
Interest rate swap agreements	216	216	—	—	216
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	855,455	855,455	—	855,455	—
Time deposits	875,886	885,903	—	885,903	—
Borrowed funds	105,539	106,923	—	106,923	—
Accrued interest payable	2,619	2,619	—	2,619	—
Interest rate swap agreements	216	216	—	—	216
Interest rate lock commitments	130	130	—	—	130

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

The investment in bank-owned life insurance represents the cash value of the policies at March 31, 2012 and December 31, 2011. The rates are adjusted annually thereby minimizing market fluctuations.

The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2012 and December 31, 2011, respectively. The fair value of fixed‑maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

13. Business Segment Information

The Company has two reportable segments, including the Bank and Sidus Financial, a single member LLC with the Bank as the single member. Sidus is headquartered in Greensboro, North Carolina and offers mortgage banking services to its customers throughout the Southeast. The following table details the results of operations for the three months ended March 31, 2012 and 2011 for the Bank and for Sidus.

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended March 31, 2012
Interest income	$20,811	$185	$—	$20,996
Interest expense	4,868	5	216	5,089
Net interest income	15,943	180	(216)	15,907
Provision for loan losses	2,346	4	—	2,350
Net interest income (loss) after provision for loan losses	13,597	176	(216)	13,557
Other income	2,748	1,351	22	4,121
Other expense	12,894	1,309	4	14,207
Income (loss) before income taxes	3,451	218	(198)	3,471
Income taxes	—	—	—	—
Net income (loss)	$3,451	$218	$(198)	$3,471

Total assets	$1,952,130	$26,273	$(1,797)	$1,976,606
Net loans	1,357,812	—	—	1,357,812
Loans held for sale	6,700	13,848	—	20,548

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($70 in 2012), the Bank's Investment in Sidus ($3,000 in 2012), and the Bank's A/R from Sidus ($3 in 2012). Also included in this column are Holding Company assets ($1,112 in 2012) and Holding Company income and expenses.

	Bank	Sidus	Other	Total
	(Amounts in thousands)
For Three Months Ended March 31, 2011
Interest income	$23,197	$381	$—	$23,578
Interest expense	7,626	72	190	7,888
Net interest income	15,571	309	(190)	15,690
Provision for loan losses	4,849	18	—	4,867
Net interest income (loss) after provision for loan losses	10,722	291	(190)	10,823
Other income	2,968	1,899	(76)	4,791
Other expense	14,405	2,504	—	16,909
Income (loss) before income tax benefit	(715)	(314)	(266)	(1,295)
Income tax benefit	(509)	—	—	(509)
Net income(loss)	$(1,224)	$(314)	$(266)	$(1,804)
Total assets	$2,203,545	$45,624	$(64,283)	$2,184,886
Net loans	1,516,847	—	—	1,516,847
Loans held for sale	675	32,205	—	32,880
Goodwill	—	4,944	—	4,944
________________________

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($16,549 in 2011), the Bank's Investment in Sidus ($3,000 in 2011), and the Bank's A/R from Sidus ($15 in 2011). Also included in this column are Holding Company assets ($1,286 in 2011) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

14. Income Taxes

The following table presents the provision for income taxes for the quarters ended March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Current:
Federal	$—	$250
State	—	—
	—	250
Deferred:
Federal	954	(698)
State	251	(61)
	1,205	(759)
Decrease in valuation allowance for deferred tax assets	(1,205)	—
Total income taxes	$—	$(509)

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$11,785	$12,880
Other than temporary impairment	807	807
Accrued liabilities	244	276
OREO property	1,337	1,268
Net operating loss	6,980	7,281
Sidus goodwill	1,018	1,050
Other	1,790	1,798
	23,961	25,360
Less: Valuation Allowance	(9,795)	(11,000)
	$14,166	$14,360

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(2,396)	$(2,387)
FMV adjustment related to mergers	(170)	(255)
Depreciation	(1,980)	(1,980)
Prepaid expenses	(327)	(327)
Core deposit intangible	(1,358)	(1,468)
Noncompete intangible	(149)	(149)
Other	(196)	(195)
	$(6,576)	$(6,761)
Net deferred tax asset	$7,590	$7,599

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

Our net deferred tax asset was $7.6 million at March 31, 2012 and December 31, 2011, respectively. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•
The Company was in a cumulative tax loss position for the 3-year period ending December 31, 2011 as well as a cumulative tax loss position for the 3-year period ending March 31, 2012 of $(26.5) million and $(21.8) million respectively.

	March 31, 2012 Cumulative Loss Test
	2009*	2010	2011	2012**	Total
Income (loss) before income taxes	$(82,638)	$(1,401)	$(7,701)	$3,471	$(88,269)
Goodwill impairment	61,566	—	4,944	—	66,510
	$(21,072)	$(1,401)	$(2,757)	$3,471	$(21,759)

*2nd, 3rd, and 4th quarter of 2009
**First three months of 2012

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

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2011. The Company's loss carryforwards for the tax period ending December 31, 2011 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2011 are as follows:

	Net Operating Loss Carryforward at December 31, 2011	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	16,228	2031
Yadkin Valley State Tax	17,074	2031
Total Loss Carryforwards	$36,071

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset was, and still is, more likely than not. However, consideration should be given to the fact that the Company has been in a cumulative loss position for 12 months. This position could cast doubts on the realization of the asset and should be considered. The Company considered the amount of the deferred tax asset that could be recovered within the next 12 months in determining the amount of valuation allowance including projected taxable income, and feasible and prudent tax planning strategies. These tax planning strategies include repositioning the Company's municipal securities portfolio to taxable securities and sale of various assets and are considered to be prudent and feasible and would be expected to be done if needed. Based on this method, a valuation allowance of $9.8 million was deemed prudent as of March 31, 2012. The amount of net DTA expected to be realized based on our tax planning strategies was $7.6 million at March 31, 2012 and December 31, 2012.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

The following table presents a reconciliation of applicable income taxes for the quarters ended March 31, 2012 and 2011 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2012	2011
	(in thousands)
Tax expense (benefit) at statutory rate on income before income taxes	$1,215	$(453)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(156)	(224)
State income tax, net of federal benefits	163	(39)
Income from bank-owned life insurance	(55)	(57)
Valuation allowance on deferred tax assets	(1,205)	—
Other	38	264
Total income taxes	$—	$(509)

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the "SEC") and the following:

•
reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase and maintain our regulatory capital ratios above the statutory minimums;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	the increase in the cost of capital of our preferred stock if we do not redeem within five years of the date of issuance;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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
Form 10-Q Quarterly Report March 31, 2012

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2012 and 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Position

Total assets at March 31, 2012 were $1,976.6 million, a decrease of $16.6 million, or 0.8%, compared to assets of $1,993.2 million at December 31, 2011. The loan portfolio, net of allowance for losses, was $1,357.8 million compared to $1,418.1 million at December 31, 2011. Gross loans held-for-investment decreased by $63.1 million, or 4.3%. The allowance for loan losses decreased $2.8 million driven primarily by decreases in classified loans for the quarter ended March 31, 2012, decreased charge-offs in 2012 as compared to 2011, as well as an overall decrease in loans held-for-investment. Total watch list and substandard loans were $157.2 million as compared to $160.4 million as of December 31, 2011, a decrease of $3.2 million. See Note 10 above entitled

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

“Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

During the quarter, the decision was made by management to transfer a pass graded non-owner occupied commercial real estate loan in the amount of $7.6 million from loans held-for-investment to loans held-for-sale. As a result of this transfer, approximately $912,000 was charged-off in order to record the loan at fair value at time of transfer.

Mortgage loans held-for-sale increased by $1.0 million, or 5.2%, from December 31, 2011 to March 31, 2012 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. During the second quarter of 2011, the Company made the decision to exit wholesale markets focusing its efforts on retail based mortgage lending. Mortgage loans closed in the first three months of 2012 ranged from a low of $14.6 million in January to a high of $27.2 million in February and totaled $63.3 million. Mortgage loans closed during the three months ended March 31, 2011 totaled $183.1 million.

The securities portfolio increased from $330.4 million at December 31, 2011, to $360.5 million at March 31, 2012, an increase of $30.1 million. The portfolio is comprised of securities of U.S. government agencies (6.5%), mortgage-backed securities (73.0%), state and municipal securities (20.2%), and publicly traded common and preferred stocks (0.3%).

Other assets decreased $2.1 million due largely to a decrease in the valuation allowance for deferred taxes of $1.2 million and a decrease in prepaid FDIC expense of $635,000. OREO increased $3.8 million due to foreclosures of $7.1 million, offset by sales of $2.4 million and losses of $886,000 for the quarter ended March 31, 2012.

Deposits decreased $20.5 million, or 1.2%, comparing March 31, 2012 to December 31, 2011. Overall, noninterest-bearing demand deposits increased $5.5 million, or 2.4%, NOW, savings, and money market accounts increased $1.0 million, or 0.2%, while certificates of deposit (“CODs”) over $100,000 decreased $3.6 million, or 1.0%, and other CODs decreased $23.4 million, or 4.5%. Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds increased $185,000, or 0.2%, comparing March 31, 2012 to December 31, 2011. Advances from FHLB and overnight borrowings remained steady, while repurchase agreements decreased $918,000 and fair market value adjustments decreased due to recent payoffs and continued amortization. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $27.0 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.9 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities and accrued interest payable combined increased by $860,000, or 6.4%, from December 31, 2011 to March 31, 2012. Increases in other liabilities resulted primarily from an increase in preferred dividends payable of $719,000.

At March 31, 2012, total shareholders' equity was $143.5 million, or a book value of $4.92 per common share, compared to $140.6 million, or a book value of $4.77 per common share, at December 31, 2011. The Company's equity to assets ratio was 7.26% and 7.05%, at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the Company's and the Bank's various capital ratios as of March 31, 2012, and December 31, 2011. The Company and the Bank exceeded the minimum regulatory capital ratios as of March 31, 2012, as well as the ratios to be considered "well capitalized." We have committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Although this helped improve capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the capital position.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

	March 31, 2012		December 31, 2011
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	12.1%	11.9%	11.8%	11.5%
Tier 1 risk-based capital ratio	10.9%	10.6%	10.6%	10.2%
Leverage ratio	8.6%	8.3%	8.3%	7.9%

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

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 22.7% at March 31, 2012 compared to 22.7% at December 31, 2011. Additional liquidity is provided by $44.4 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $261.8 million available for use as a source of collateral. At March 31, 2012, brokered deposits totaled $20.6 million, or 1.2% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.3 million at March 31, 2012.

The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at March 31, 2012 or December 31, 2011.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports include reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At March 31, 2012, CDARS® reciprocal deposits totaled $823,000, compared to $2.1 million at December 31, 2011.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At March 31, 2012, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%.

Results of Operations
Net income for the quarter ended March 31, 2012 was $3.5 million before preferred dividends, compared to a net loss of $786,000 in the same period of 2011. Net income to common shareholders for the three-month period ended March 31, 2012 was $2.7 million. Net loss to common shareholders for the three-month period ended March 31, 2011 was $1.6 million. Basic and diluted income per common share were $0.14 for the three-month period ended March 31, 2012. Basic and diluted losses per common share were $0.10 for the three month period ended March 31, 2011. On an annualized basis, first quarter results represent a return on average assets of 0.54% at March 31, 2012 compared to (0.28)% at March 31, 2011, and a return on average equity of 6.48% compared to (4.27)% at March 31, 2011.

Net Interest Income

Net interest income, the largest contributor to earnings, increased $217,000, or 1.4%, to $15.9 million in the first quarter of 2012, compared with $15.7 million in the same period of 2011. The increase was attributable to a decrease in interest expense on deposits as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The net interest margin increased to 3.54% in the first three months of 2012 from 3.07% in the first three months of 2011. Excluding the accretion of FMV adjustments related to the American Community combination, net interest margin for the first three months of 2012 increased to 3.57% as compared to 3.01% in the first three months of 2011. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$50,358	$44	0.35%	$217,476	$121	0.23%
Investment securities (1)	349,550	2,261	2.59%	296,220	2,375	3.25%
Total loans (1)(2)(6)	1,433,311	18,983	5.31%	1,602,393	21,391	5.41%
Total interest-earning assets	1,833,219	21,288	4.66%	2,116,089	23,887	4.58%
Non-earning assets	135,971			148,253
Total assets	$1,969,190			$2,264,342
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$555,239	$482	0.35%	$550,688	$1,176	0.87%
Savings	61,584	23	0.15%	54,451	27	0.20%
Time certificates	843,764	3,859	1.83%	1,167,136	6,115	2.12%
Total interest bearing deposits	1,460,587	4,364	1.20%	1,772,275	7,318	1.67%
Repurchase agreements sold	42,452	86	0.81%	39,673	106	1.08%
Borrowed funds (7)	61,734	639	4.16%	71,393	464	2.64%
Total interest-bearing liabilities	1,564,773	5,089	1.30%	1,883,341	7,888	1.70%
Non-interest bearing deposits	224,427			218,444
Shareholders' equity	163,890			147,939
Other liabilities	16,100			14,618
Total average liabilities and shareholders' equity	$1,969,190			$2,264,342
Net interest income (3) and interest rate spread (5)		16,199	3.36%		$15,999	2.88%
Net interest margin (4)			3.54%			3.07%

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2012 and 2011 includes $41 and $176, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2012 and 2011 includes $135 and $116, respectively, in accretion of fair market value adjustments related to mergers.

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

The allowance for loan losses was $30.1 million at March 31, 2012, or 2.17% of loans held-for-investment, as compared to $32.8 million, or 2.26% of loans held-for-investment, at December 31, 2011. Decreases in the allowance for loan losses were due to decreased charge-offs in the first quarter of 2012, decreased criticized loans and an overall decrease in gross loans since December 31, 2011. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $30.1 million in total allowance for loan losses at March 31, 2012, the specific allowance for impaired loans accounted for $3.4 million, down from $4.1 million at year end as collateral dependent impaired loans are charged down to fair value. The remaining general allowance, $26.7 million, was attributed to performing loans and was down from $28.7 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 2.05% as of March 31, 2012 as compared to 2.10% as of December 31, 2011. The decrease in the general allowance was driven primarily by a decrease in charge-offs, as well as a decrease in substandard and watch loans of $3.1 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans.  Also contributing to the decrease in the general allowance for loan losses was a 4.4% decrease in gross loans as of March 31, 2012 as compared to December 31, 2011.

Net loan charge offs (recoveries) were $5.1 million, or 1.44% (annualized), of average loans, for the three months ended March 31, 2012 compared to $6.8 million, or 1.71% (annualized), of average loans for the three months ended March 31, 2011. The decrease in charge-offs for the quarter is the result of overall improvement in loan quality for remaining loans.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of March 31, 2012. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

Our real estate portfolio has approximately $197.0 million of construction loans, $562.6 million of commercial real estate loans, $173.3 million in first lien mortgage loans, $196.8 million in home equity lines of credit and $36.2 million in multifamily mortgage loans as of March 31, 2012.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.  The majority of these borrowers are still having financial difficulties.  Normally, these loans are repaid with the proceeds from the sale of the developed property. We are still seeing some declines in commercial real estate values and the greater degree of strain on these types of real estate loans. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in higher charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $1.7 million and $2.0 million, respectively, for the three months ended March 31, 2012. For the three months ended March 31, 2011, net charge-offs (recoveries) of construction and commercial real estate loans were $3.7 million and $1.6 million, respectively.

As of March 31, 2012, $9.8 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $15.9 million as of December 31, 2011. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $95.3 million to $94.8 million as of December 31, 2011 and March 31, 2012, respectively. Nonperforming assets as a percentage of total assets increased to 4.80% as of March 31, 2012 as compared to 4.74% as of December 31, 2011, due primarily to an increase in other real estate owned and a decrease in total assets since December 31, 2011. Total OREO increased from approximately $25.0 million at December 31, 2011 to $28.8 million at March 31, 2012, as the result of $7.1 million in foreclosures, offset by sales of $2.4 million, loss on sales of $886,000 and writedowns of $774,000. Total nonaccrual loans decreased from $69.4 million, or 4.72% of total loans, at December 31, 2011 to $66.1 million, or 4.69% of total loans, at March 31, 2012. The decreases in nonaccrual and impaired loans are the result of charge-offs and foreclosures, as well as upgrades. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. As a result, over 34% of nonperforming loans are held at fair market value with losses already recognized on these loans. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $3.4 million, down from $4.1 million at year end, due to the charge-off of collateral dependent impaired loans to fair value.

Approximately 28% of loans in nonaccrual status are not currently past due 30 days or more.  The total number of loans on nonaccrual has decreased from 505 to 454 since December 31, 2011. The average nonaccrual loan balance is $140,000 and $143,000 as of December 31, 2011 and March 31, 2012, respectively.  At March 31, 2012, 88% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer totaled $5.7 million of loans utilized for the purchase of land, equipment and operating expenses.  Total reserves for the relationship are $1,586,756.   Nonaccrual loans also include three other large relationships each totaling $3.6 million, $2.6 million and $2.6 million, respectively.  The first relationship consists of various loans utilized for the purchase and refinance of real estate, equipment and the operating expenses with reserves of $1.0 million.  The second relationship consists of a warehouse with no reserves specifically assigned to it.  The third relationship is a loan secured by a real estate retail strip center that was charged down to fair market value in fourth quarter of 2011 and no additional reserves being specifically assigned to this loan.  These loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

Noninterest Income

•
Service charges on deposit accounts decreased slightly by $2,000, or 0.1%, as services charges decreased $33,000, or 10.3%. These decreases were offset by an increase in net NSF and overdraft privilege fees of $71,000, or 8% due to the implementation of a new overdraft privilege program in 2011.

•
Other service fees decreased $202,000 when comparing the first quarter of 2012 to the prior year due primarily to decreases in commissions and fees on mortgages originated of $294,000 from the previous year. Commissions and fees on annuity and mutual funds also decrease during the quarter, while merchant banking fees increased.

•
Net gain on the sale of mortgages decreased approximately $548,000, or 28.9%, as the Company decided to exit wholesale markets in the second quarter of 2011. Mortgage loans sold decreased from $183 million in the first quarter of 2011 to $63 million in the first quarter of 2012.

•	Net gain on sale of investment securities decreased $93,000, as the Company did not sell any securities during the quarter.

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by 3.7% during the three month period ended March 31, 2012, as the calculation for cost of benefits was updated in the second half of 2011 based on current employee and insurance information.

•	Mortgage banking income increased approximately $228,000 for the quarter due to an increase in the fair value of mortgage servicing rights.

•	Other income decreased by approximately $67,000, or 47.2%, for the quarter primarily related to $44,000 of fees received in the prior year related to leased office space at one of our branches.

Noninterest Expense

Total noninterest expenses were $14.2 million for the first quarter of 2012, compared to $16.9 million in the same period of 2011, a decrease of $2.7 million, or 16.0%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended March 31, 2012 and 2011 was 0.72%, and 0.75%, respectively. Efficiency ratios for the three months ended March 31, 2012 and 2011 were 68.54% and 79.86%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income.

The following is a summary of the fluctuations for the quarter ended March 31, 2012 as compared to March 31, 2011.

•
Quarter-to-date, salaries and employee benefit expenses decreased by $1.1 million, or 14.5%. The major components of this decrease are summarized as follows:  Salaries and wages decreased $535,000 due to personnel reductions which resulted from branch closures in the prior year. Related payroll taxes and benefit costs also decreased $187,000 and $332,000, respectively.

•	Occupancy and equipment expenses decreased by $319,000, or 14.7%, comparing the first quarter of 2012 to the first quarter of 2011 due to branch closures in the second quarter of 2011.

•
Printing and supplies decreased by $36,000, or 19.9%, comparing the first quarter 2012 with the first quarter 2011. Decreases are the result of cost cutting measures by management as well as the introduction of electronic statements for customers who no longer wish to receive paper statements.

•	Data processing expense increased $14,000, or 3.8%, for the quarter due to normal fluctuations in transaction volume and timing.

•	Communication expense decreased $94,000, or 21.1%, for the first quarter of 2012 compared to the first quarter of 2011, due primarily to branch closures and efforts to reduce costs.

•	FDIC assessment expenses decreased $656,000 for the quarter due to changes in the calculation of assessments

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

beginning in the second quarter of 2011.

•
Net cost of operation of other real estate owned increased $435,000 compared to the first quarter of 2011 as foreclosed assets continue to increase. During the first quarter of 2012, the Company recorded additional writedowns of $774,000 which resulted from continued declines in real estate values, as well as loss on sales of $112,000.

•	Loan collection fees decreased $184,000, or 42.5%, compared to the first quarter of 2011 as past dues and classified loans have shown improvement year-over-year.

•	Other professional fees increased slightly $28,000 compared to the first quarter of 2011 due to typical cost increases.

•
Quarter-to-date other operating expenses (including franchise tax) decreased approximately $724,000, or 26.7%. Franchise taxes decreased $231,000 due to change in timing of accruals as compared to the prior year. Other decreases include a $121,000 decrease in outside service fees due to the fact that in the first quarter of the prior year the Company contracted with an third-party for a review project. Check and fraud losses also decreased $130,000 comparing the first quarter of 2012 to 2011.

Income Tax Expense

The Company did not record any income tax expense for the three months ended March 31, 2012, as income tax expense of $1.2 million was offset by a reduction in valuation allowance for deferred taxes. An income tax benefit of $509,000 was recorded for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 was 0.0% as compared to 39.3% for the three months ended March 31, 2011. See footnote 16 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

Part II. Other Information

Item 1.     Legal Proceedings
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit #	Description
10.1	2012 Restricted Stock Incentive Plan of Key Employees
10.2	Form of 2012 Restricted Stock Grant Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

_________________

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012

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

April 26, 2012

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2012