Form 10-Q
period 2012-06-30
YADKIN VALLEY FINANCIAL CORP
filed 2012-07-30
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012

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
Yes ☒ No ☐

Common shares outstanding as of July 30, 2012, par value $1.00 per share, were 20,003,688.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended June 30, 2012 and 2011

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011*
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$25,642	$40,790
Federal funds sold	50	50
Interest-bearing deposits	75,895	52,078
Securities available-for-sale at fair value (amortized cost $332,259 in 2012 and $324,172 in 2011)	339,472	330,422
Gross loans	1,372,381	1,450,924
Less: allowance for loan losses	28,797	32,848
Net loans	1,343,584	1,418,076
Loans held-for-sale	24,867	19,534
Accrued interest receivable	6,512	6,745
Premises and equipment, net	41,547	42,120
Other real estate owned	25,573	24,966
Federal Home Loan Bank stock, at cost	4,630	6,130
Investment in bank-owned life insurance	26,114	25,934
Core deposit intangible (net of accumulated amortization of $9,343 in 2012 and $8,789 in 2011)	3,180	3,733
Other assets	28,273	22,610
Total Assets	$1,945,339	$1,993,188
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$244,191	$229,895
Interest-bearing deposits:
NOW, savings and money market accounts	613,051	625,560
Time certificates:
$100 or more	348,072	360,388
Other	468,049	515,498
Total Deposits	1,673,363	1,731,341

Short-term borrowings	33,324	39,810
Long-term borrowings	65,986	65,729
Capital lease obligations	2,345	2,365
Accrued interest payable	2,821	2,619
Other liabilities	12,921	10,738
Total Liabilities	$1,790,760	$1,852,602

Shareholders' Equity
Preferred stock, no par value, 6,000,000 shares authorized; 49,312 issued and outstanding in 2012 and 2011	47,811	47,389
Common stock, $1 par value, 50,000,000 shares authorized; 20,003,688 issued and outstanding in 2012 and 19,526,188 issued and outstanding in 2011	20,004	19,526
Warrants	3,581	3,581
Surplus	117,569	117,883
Accumulated deficit	(38,842)	(51,656)
Accumulated other comprehensive income	4,456	3,863
Total Shareholders' Equity	154,579	140,586
Total Liabilities and Shareholders' Equity	$1,945,339	$1,993,188
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three and six months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$17,944	$20,374	$36,883	$41,439
Interest on federal funds sold	8	10	16	16
Interest and dividends on securities:
Taxable	1,200	1,698	2,633	3,202
Non-taxable	554	557	1,127	1,161
Interest-bearing deposits	38	90	75	205
TOTAL INTEREST INCOME	19,744	22,729	40,734	46,023
INTEREST EXPENSE
Time deposits of $100 or more	1,913	2,541	3,906	5,478
Other time and savings deposits	2,193	3,731	4,563	8,112
Borrowed funds	480	567	1,215	1,157
TOTAL INTEREST EXPENSE	4,586	6,839	9,684	14,747
NET INTEREST INCOME	15,158	15,890	31,050	31,276
PROVISION FOR LOAN LOSSES	2,218	10,393	4,569	15,260
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,940	5,497	26,481	16,016
NON-INTEREST INCOME:
Service charges on deposit accounts	1,360	1,437	2,704	2,782
Other service fees	858	736	1,653	1,461
Net gain on sale of securities	300	429	300	522
Income on investment in bank-owned life insurance	157	161	314	324
Mortgage banking activities	1,708	1,436	2,878	4,055
Other than temporary impairment of securities	—	(22)	—	(42)
Other income	57	101	132	243
TOTAL NON-INTEREST INCOME	4,440	4,278	7,981	9,345
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,354	7,663	12,464	15,329
Occupancy and equipment expense	1,790	2,330	3,641	4,500
Printing and supplies	151	156	296	337
Data processing	453	381	840	754
Amortization of core deposit intangible	275	299	553	603
Communications	354	473	705	919
FDIC assessment	659	1,328	1,354	2,678
Loan collection fees	204	468	441	906
Other professional fees	479	334	785	612
Net cost of operation of other real estate owned	2,745	2,430	3,973	3,224
(Gain) loss on sale of premises and equipment	(1)	1,195	(22)	1,195
Goodwill impairment	—	4,944	—	4,944
Other	2,303	2,957	4,346	5,838
TOTAL NON-INTEREST EXPENSES	15,766	24,958	29,376	41,839
INCOME (LOSS) BEFORE INCOME TAXES	1,614	(15,183)	5,086	(16,478)
INCOME TAX EXPENSE (BENEFIT)	(9,383)	5,030	(9,383)	4,521
NET INCOME (LOSS)	10,997	(20,213)	14,469	(20,999)
Preferred stock dividend and accretion of preferred stock discount	833	674	1,655	1,445
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$10,164	$(20,887)	$12,814	$(22,444)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.52	$(1.16)	0.66	$(1.31)
Diluted	$0.52	$(1.16)	0.66	$(1.31)
CASH DIVIDENDS PER COMMON SHARE	—	—	—	—
See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three and six months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
NET INCOME (LOSS)	$10,997	$(20,213)	$14,469	$(20,999)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	1,241	3,413	1,265	4,263
Tax effect	(478)	(1,314)	(487)	(1,641)
Unrealized holding gains on securities available-for-sale, net of tax amount	763	2,099	778	2,622
Reclassification adjustment for realized gains	(300)	(429)	(300)	(602)
Tax effect	116	165	115	232
Reclassification adjustment for realized gains, net of tax amount	(184)	(264)	(185)	(370)
OTHER COMPREHENSIVE INCOME, NET OF TAX	579	1,835	593	2,252
COMPREHENSIVE INCOME (LOSS)	$11,576	$(18,378)	$15,062	$(18,747)

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Six months ended June 30, 2012 and 2011

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,770	$3,581	$114,649	$(34,273)	$582	$147,457
Net loss	—	—	—	—	—	(20,999)	—	(20,999)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Restricted stock issued	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	310	—	—	(310)	—	—
Share based compensation:
stock options	—	—	—	—	38	—	—	38
restricted stock	—	—	—	—	52	—	—	52
Preferred stock dividends	—	—	—	—	—	(1,135)	—	(1,135)
Other comprehensive income	—	—	—	—	—	—	2,252	2,252
BALANCE, JUNE 30, 2011	19,526,188	$19,526	$47,080	$3,581	$117,763	$(56,717)	$2,834	$134,067

BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net income	—	—	—	—	—	14,469	—	14,469
Issuance of restricted stock	497,500	498	—	—	(498)	—	—	—
Restricted stock issued (forfeited)	(20,000)	(20)	—	—	20	—	—	—
Discount accretion on preferred stock	—	—	422	—	—	(422)	—	—
Share based compensation:
stock options	—	—	—	—	15	—	—	15
restricted stock	—	—	—	—	149	—	—	149
Preferred stock dividends	—	—	—	—	—	(1,233)	—	(1,233)
Other comprehensive income	—	—	—	—	—	—	593	593
BALANCE, JUNE 30, 2012	20,003,688	$20,004	$47,811	$3,581	$117,569	$(38,842)	$4,456	$154,579

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,469	$(20,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investment securities	3,677	2,298
Provision for loan losses	4,569	15,260
Net gain on sales of mortgage loans	(2,183)	(2,078)
Other than temporary impairment of investments	—	42
Impairment of goodwill	—	4,944
Increase in cash surrender value of life insurance	(314)	(324)
Depreciation and amortization	1,383	1,449
Gain (loss) on sales and impairment of premises and equipment	(22)	1,195
Net losses on sale and write downs of other real estate owned	3,320	2,119
Gain on sale of securities	(300)	(602)
Amortization of core deposit intangible	553	603
Deferred tax provision	(9,427)	4,036
Stock based compensation expense	164	90
Originations of mortgage loans held-for-sale	(137,242)	(363,246)
Proceeds from sales of mortgage loans	135,059	388,007
Decrease in capital lease obligations	(57)	(18)
Decrease in accrued interest receivable	233	881
Decrease in other assets	2,558	4,001
Increase (decrease) in accrued interest payable	202	(554)
Increase in other liabilities	988	1,745
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,630	38,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(49,628)	(76,754)
Proceeds from sales of available-for-sale securities	5,544	39,094
Proceeds from maturities of available-for-sale securities	32,621	20,168
Net decrease in loans	58,349	71,450
Proceeds from the redemption of Federal Home Loan Bank stock	1,500	1,602
Purchases of premises and equipment	(825)	(1,830)
Proceeds from the sale of premises and equipment	38	—
Proceeds from the sale of other real estate owned	7,647	8,880
NET CASH PROVIDED BY INVESTING ACTIVITIES	55,246	62,610
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	1,786	14,215
Net decrease in time certificates	(59,765)	(208,827)
Net decrease in borrowed funds	(6,228)	(13,244)
Proceeds from the issuance of common stock	—	6,402
Preferred dividends paid	—	(616)
NET CASH USED IN FINANCING ACTIVITIES	(64,207)	(202,070)

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,669	$(100,611)

CASH AND CASH EQUIVALENTS:
Beginning of year	92,918	229,780
End of year	$101,587	$129,169

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$15,067	$15,186
Cash paid for income taxes	$—	$26

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$11,574	$7,463
Unrealized gain on investment securities available-for-sale, net of tax effect	$778	$2,622

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation (the "Company") and its subsidiary, Yadkin Valley Bank and Trust Company (the "Bank"). On July 1, 2006, the Bank became a subsidiary of the Company through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member LLC with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greensboro, NC. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. Operating results, for the three and six months ended June 30, 2012, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

Mortgage Banking Activities - During the second quarter of 2012, a decision was made by management to make a change in how the Company's mortgage activities are reported based on the prior year reorganization of the Bank's mortgage division and Sidus. This decision was made to improve overall reporting of its mortgage banking activities which are now analyzed and reviewed as a separate and distinct business segment. This change in reporting segment combines both mortgage activities of the Bank with mortgage activities that were previously reported separately from mortgage activities provided by Sidus.

Mortgage banking activity income includes gains on sale of mortgage loans made with the intent to sell, revenue from the fair value gains and losses recognized on interest rate lock commitments and forward sales commitments, direct cost related to the gain of mortgage loans, and costs related to representations and warranties and other obligations incurred in the sales of mortgage loans. Also included in mortgage banking activity income is all servicing income earned in connection with servicing activities and mortgage servicing rights valuation adjustments. When the Bank retains the right to service a sold mortgage loan, the previous carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer. The Bank uses the fair value method of accounting for mortgage servicing rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. See Note

Reclassifications - Certain income and expenses reported in prior periods have been reclassified to conform to the 2012 presentation of mortgage banking activity income. Reclassifications include interest income which was previously presented in other income, commission expenses recorded in salaries that are now recorded as a reduction in mortgage banking activity income, and other miscellaneous expenses previously recorded in other expenses that have been reclassified as a reduction to mortgage banking activity income. In addition, gains on sale of mortgage loans has been reclassified to be reported with mortgage banking income to provide a combined overview of the mortgage banking activity segment. The reclassifications had no effect on net income (loss) or shareholders' equity, as previously reported.

2. New Accounting Standards

Recently Adopted Accounting Standards

In 2011, the FASB issued Accounting Standards Update No. 2011-04 "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements" ("ASU 2011-04"). The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. The guidance did not have a material impact on the consolidated financial statements and disclosure requirements were included in this Form 10-Q.

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

3. Stock-based Compensation

During the three and six months ended June 30, 2012, 2,400 and 7,500 options were vested, respectively. During the three and six months ended June 30, 2011, 6,400 and 20,300 options were vested, respectively. At June 30, 2012, there were 12,000 options unvested and no shares available for grants of options other than shares available under the Omnibus Plan. Total options outstanding at June 30, 2012 were 252,117.

As of June 30, 2012, there are 640,500 restricted shares outstanding, of which 23,331 shares of restricted stock are vested and 617,169 shares are nonvested. There were 497,500 shares of restricted stock issued during the three and six months ended June 30, 2012 at an average fair value of $2.31, and 20,000 restricted shares were forfeited. Of the 497,500 shares issues, 490,000 were issued with performance and service conditions. These conditions are based on achieving certain earnings and credit performance standards and require a minimum of 2-years of service. During the first quarter of 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. There were no restricted shares granted in the second quarter of 2011.

There were no options granted or exercised during the first three or six months ended June 30, 2012 or 2011.

The compensation expense related to options and restricted shares was $129,281 for the three-month period ended June 30, 2012 and $164,040 for the six months ended June 30, 2012. The compensation expense related to options and restricted shares was $53,725 for the three-month period ended June 30, 2011 and $90,373 for the six-month period ended June 30, 2011. As of June 30, 2012, there was $1,258,647 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.6 years.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

4. Investment Securities

Investment securities at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$20,010	$68	$—	$20,078
After 1 but within 5 years	2,974	7	—	2,981
	22,984	75	—	23,059
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	102	2	—	104
After 1 but within 5 years	598	29	—	627
After 5 but within 10 years	2,380	206	—	2,586
After 10 years	75,759	1,418	35	77,142
	78,839	1,655	35	80,459
Collateralized mortgage obligations due:
After 1 but within 5 years	3,489	18	—	3,507
After 5 but within 10 years	9,001	269	—	9,270
After 10 years	153,503	1,346	561	154,288
	165,993	1,633	561	167,065
Private label collateralized mortgage obligations due:
After 5 but within 10 years	229	—	1	228
After 10 years	925	—	4	921
	1,154	—	5	1,149
State and municipal securities due:
Within 1 year	720	16	—	736
After 1 but within 5 years	5,425	367	—	5,792
After 5 but within 10 years	19,631	1,409	—	21,040
After 10 years	36,399	2,640	—	39,039
	62,175	4,432	—	66,607
Common and preferred stocks:	1,114	58	39	1,133
Total available-for-sale securities	$332,259	$7,853	$640	$339,472

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$9,988	$51	$—	$10,039
After 1 but within 5 years	13,622	65	—	13,687
	23,610	116	—	23,726
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	476	18	—	494
After 5 but within 10 years	3,481	281	—	3,762
After 10 years	60,388	959	393	60,954
	64,345	1,258	393	65,210
Collateralized mortgage obligations due:
After 5 but within 10 years	13,986	478	—	14,464
After 10 years	150,915	1,241	592	151,564
	164,901	1,719	592	166,028
Private label collateralized mortgage obligations due:
After 5 but within 10 years	275	10	—	285
After 10 years	1,028	—	57	971
	1,303	10	57	1,256
State and municipal securities due:
Within 1 year	618	5	—	623
After 1 but within 5 years	6,575	347	—	6,922
After 5 but within 10 years	21,252	1,639	19	22,872
After 10 years	40,455	2,255	9	42,701
	68,900	4,246	28	73,118
Common and preferred stocks:	1,113	23	52	1,084
Total available-for-sale securities	$324,172	$7,372	$1,122	$330,422

Mortgage‑backed securities are included in maturity groups based upon stated maturity date. At June 30, 2012, $80.5 million of the Bank's mortgage‑backed securities were pass‑through securities and $168.2 million were collateralized mortgage obligations. At December 31, 2011, $65.2 million of the Bank's mortgage-backed securities were pass-through securities and $167.3 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for both the three and six months ended June 30, 2012 were $300,142. Gross realized gains on the sale of securities for the three and six months ended June 30, 2011 were $428,664 and $601,900 respectively. There were no losses on the sale of securities available-for-sale for the three and six months ended June 30, 2012 or 2011.

Investment securities with carrying values of approximately $93,550,946 and $120,227,824 at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. Securities that have been in a loss position for twelve months or more at June 30, 2012 include one mortgage backed security, one private label collateralized mortgage and two other securities. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of this investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

months or more at December 31, 2011 include three mortgage-backed securities, two collateralized mortgage obligations, one private label collateralized mortgage obligation and one common stock. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three and six months ended June 30, 2012, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$—	$—	$4,368	$35	$4,368	$35
Collateralized mortgage obligations	49,308	561	—	—	49,308	561
Private label collateralized mortgage obligations	228	1	921	4	1,149	5
Common and preferred stocks	—	—	73	39	73	39
Total temporarily impaired securities	$49,536	$562	$5,362	$78	$54,898	$640

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$13,121	$45	$16,751	$348	$29,872	$393
Collateralized mortgage obligation	70,421	505	5,043	87	75,464	592
Private label collateralized mortgage obligations	—	—	971	57	971	57
State and municipal securities	3,429	28	—	—	3,429	28
Common and preferred stocks, and other	6	1	53	51	59	52
Total temporarily impaired securities	$86,977	$579	$22,818	$543	$109,795	$1,122

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $7,256,499 at June 30, 2012 and $8,771,278 at December 31, 2011. Cost method investments at June 30, 2012 include $4,629,600 in FHLB stock and $2,626,899 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at June 30, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) as of June 30, 2012. During the first and second quarter of 2011, the Company's investment in a financial services company and a local community bank were considered to be other than temporarily impaired and approximately $22,154 and $20,000, respectively, was charged-off. In addition to the impairment charges recorded for the six months ended June 30, 2011, the Company sold one of its investments in a financial services company for a loss of $79,910.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2012, the Company had commitments outstanding of $268.3 million for additional loan amounts. Commitments of Sidus, the Bank's mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $6.5 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At June 30, 2012, Sidus had $58.0 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $82.9 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three and six months ended June 30, 2012 excludes 617,169 shares of unvested restricted stock. Weighted average shares outstanding for the three and six months ended June 30, 2011 excludes 161,334 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic EPS denominator:
Weighted average number of common shares outstanding	19,386,519	18,041,174	19,382,359	17,091,130
Dilutive potential common shares	—	—	—	—
Diluted EPS denominator	19,386,519	18,041,174	19,382,359	17,091,130

For the quarter ended June 30, 2012 and 2011, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter and six months ended June 30, 2012, there were 252,117 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share; and 617,169 shares of restricted stock not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met. The non-dilutive options had exercise prices ranging from $3.84 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings (loss) per share for the quarter and year-to-date period ended June 30, 2011 due to the Company's loss position for those periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

8. Shareholders' Equity

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53‑87. At June 30, 2012 and 2011, there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and NC Banking Commissioner approval. The Company has committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payment on the trust preferred securities in the second, third and fourth quarters of 2011 and the first and second quarters of 2012. The total amount of deferred dividends payments as of June 30, 2012 was $4.4 million and is recorded in other liabilities. The Company may be required to continue to defer dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. Because the Company deferred dividend payments on the Series T and Series T-ACB Preferred Stock and deferred interest payments on its trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. If the Company defers six dividend payments on its Series T and Series T-ACB Preferred Stock, the holder of the stock will have the right to appoint two individuals to the Company's board of directors.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $2.0 million at June 30, 2012, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $212,589. The Company had a gain of $3,513 on the interest rate swap asset and a loss of $3,513 on the interest rate swap liability for the three months ended June 30, 2012. The Company had a gain of $4,390 on the interest rate swap asset and a loss of $4,390 on the interest rate swap liability for the six months ended June 30, 2012. The Company had a gain of $40,409 on the interest rate swap asset and a loss of $40,409 on the interest rate swap liability for the three months ended June 30, 2011. The Company had a gain of $14,146 on the interest rate swap asset and a loss of $14,146 on the interest rate swap liability for the six months ended June 30, 2011. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2011. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At June 30, 2012, Sidus had $58.0 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $82.9 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $101,972 at June 30, 2012. The fair value of the interest rate lock commitments recorded in assets was $577,823 at June 30, 2012. Recognition of gains related to the change in fair value of forward sales commitments were $293,298

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

and $288,669, respectively, for the three and six months ended June 30, 2012, and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments were $90,269 and $76,777, for the three and six months ended June 30, 2012, respectively, and are included in mortgage banking activities income. Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $35,422 and $443,693, respectively, for the three months ended June 30, 2011, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and losses related to forward sales commitments were $16,101 and $157,263, respectively, for the six months ended June 30, 2011, and are included in other income. At December 31, 2011, Sidus had $51.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $67.4 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $129,818 at December 31, 2011. The fair value of the forward sales commitments recorded in other assets was $57,363 at December 31, 2011.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at June 30, 2012 and December 31, 2011 by class:

	June 30,	December 31,
	2012	2011
	(in thousands)
Construction and land development	$189,840	$202,803
Commercial real estate:
Owner occupied	335,107	348,931
Non-owner occupied	216,290	242,827
Residential mortgages:
1-4 family	174,474	179,047
Multifamily	36,700	39,881
Home equity lines of credit	196,547	201,220
Commercial	167,840	177,047
Consumer and other	54,442	58,283
Total	1,371,240	1,450,039
Less: Net deferred loan origination fees	1,141	885
Allowance for loan losses	(28,797)	(32,848)
Loans, net	$1,343,584	$1,418,076

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $551.4 million and $591.8 million at June 30, 2012 and December 31, 2011, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $189.8 million and $202.8 million at June 30, 2012 and December 31, 2011, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $174.5 million and $179.0 million at June 30, 2012 and December 31, 2011, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
During the first six months of 2012, the decision was made by management to transfer a pass graded non-owner occupied commercial real estate loan in the amount of $7.6 million from loans held-for-investment to loans held-for-sale. As a result of this transfer, approximately $912,000 was charged-off in order to record the loan at fair value at time of transfer.
Commercial Loans. At June 30, 2012 and December 31, 2011, the Bank's commercial loan portfolio totaled $167.8 million and $177.0 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $54.4 million and $58.3 million at June 30, 2012 and December 31, 2011, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loan Approvals. The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review. Responsibility for loan review,loan underwriting, and approval resides with the Chief Credit Officer position. On an annual basis, the Board of Directors of the Bank determines officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.

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

The Bank uses a risk grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses for real estate, commercial and consumer loans. In this program, risk grades are initially assigned by loan officers, reviewed by regional credit officers, and further reviewed by internal credit review analysts on a test basis. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank's market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

for each customer. New or renewed loans that are graded 5 (special mention) or lower must have approval from a regional credit officer. Any changes in risk assessments as determined by loan officers, credit administrators, regulatory examiners and management are also considered.

The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the regional credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of credit quality within specific loan types. In some cases, the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on analysis of borrowers' cash flows, with asset values considered only as a second source of payment. Regional credit officers work with lenders in underwriting, structuring and risk grading the Bank's credits. The Risk Review Officer focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

“8” - Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following is a summary of credit quality indicators by class at June 30, 2012 and December 31, 2011:

Real Estate Credit Exposure as of June 30, 2012
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$122	$—	$383	$—	$122
Good Quality	497	28	46	1,458	—	7,620
Satisfactory	28,993	103,801	56,119	95,167	8,029	120,738
Merits Attention	90,318	179,792	122,776	57,731	26,687	58,934
Special Mention	32,521	26,683	26,274	9,220	648	4,342
Substandard	14,842	5,731	2,765	2,855	617	1,935
Substandard impaired	22,669	18,950	8,310	7,660	719	2,856
Loss	—	—	—	—	—	—
	$189,840	$335,107	$216,290	$174,474	$36,700	$196,547

Other Credit Exposures as of June 30, 2012
	Commercial	Consumer and other
	(in thousands)
High Quality	$2,554	$2,090
Good Quality	5,437	1,366
Satisfactory	46,132	25,403
Merits Attention	82,962	24,083
Special Mention	19,517	816
Substandard	1,890	68
Substandard impaired	9,348	616
Loss	—	—
	$167,840	$54,442

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of June 30, 2012 and December 31, 2011.

Nonperforming loans as of June 30, 2012 totaled $63.3 million, or 4.53% of total loans, compared with $70.4 million, or 4.78% of total loans, as of December 31, 2011. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 505 at December 31, 2011 to 459 at June 30, 2012.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following is a breakdown of nonaccrual loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$20,582	$26,575
Commercial Real Estate:
Owner occupied	16,310	16,339
Non-owner occupied	6,652	7,634
Mortgages:
1-4 Family first lien	6,891	7,271
Multifamily	720	942
Home Equity lines of credit	2,856	2,222
Commercial	8,745	8,896
Consumer and other	549	475
Total	$63,305	$70,354

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank's aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
June 30, 2012	(in thousands)
Construction	$309	$1,736	$9,604	$11,649	$178,191	$189,840
Commercial real estate:
Owner occupied	970	269	3,654	4,893	330,214	335,107
Non-owner occupied	2,040	—	4,462	6,502	209,788	216,290
Commercial	933	285	2,947	4,165	163,675	167,840
Mortgages:
Secured 1-4 family- first lien	1,879	1,281	2,716	5,876	168,598	174,474
Multifamily	278	—	439	717	35,983	36,700
Home equity lines of credit	2,511	378	1,422	4,311	192,236	196,547
Consumer and other	430	124	259	813	53,629	54,442
Total	$9,350	$4,073	$25,503	$38,926	$1,332,314	$1,371,240

December 31, 2011
Construction	$2,265	$402	$15,538	$18,205	$184,598	$202,803
Commercial real estate:
Owner occupied	4,342	1,215	3,727	9,284	339,647	348,931
Non-owner occupied	9,723	86	4,679	14,488	228,339	242,827
Commercial	586	1,432	2,087	4,105	172,942	177,047
Mortgages:
Secured 1-4 family- first lien	3,441	1,049	2,955	7,445	171,602	179,047
Multifamily	277	—	896	1,173	38,708	39,881
Home equity lines of credit	—	634	856	1,490	199,730	201,220
Consumer and other	375	61	128	564	57,719	58,283
Total	$21,009	$4,879	$30,866	$56,754	$1,393,285	$1,450,039

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2012 and December 31, 2011:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2012	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$18,135	$27,216	$—	$21,072	$36	$23,311	$150
Commercial real estate:
Owner occupied	13,016	14,637	—	14,112	22	16,228	308
Non-owner occupied	5,190	6,544	—	7,828	9	10,150	10
Commercial	6,727	7,246	—	6,534	28	6,326	130
Mortgages:
Secured 1-4 family real estate	4,279	4,720	—	3,078	5	3,413	29
Multifamily	707	884	—	719	—	702	4
Home equity lines of credit	1,234	1,476	—	1,236	—	1,154	8
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$2,477	$4,269	$325	$2,205	$—	$1,406	$—
Commercial real estate:
Owner occupied	8,937	9,945	996	8,877	69	7,631	69
Non-owner occupied	1,371	1,371	97	1,028	16	727	16
Commercial	3,031	3,123	1,838	3,115	—	3,090	164
Mortgages:
Secured 1-4 family real estate	2,889	2,919	222	547	3	421	3
Multifamily	—	—	—	—	—	43	7
Home equity lines of credit	117	130	47	118	—	159	—
Consumer and other	224	224	224	164	—	95	—
Total impaired loans
Construction	$20,612	$31,485	$325	$23,277	$36	$24,717	$150
Commercial real estate:
Owner occupied	21,953	24,582	996	22,989	91	23,859	377
Non-owner occupied	6,561	7,915	97	8,856	25	10,877	26
Commercial	9,758	10,369	1,838	9,649	28	9,416	294
Mortgages:
Secured 1-4 family real estate	7,168	7,639	222	3,625	8	3,834	32
Multifamily	707	884	—	719	—	745	11
Home equity lines of credit	1,351	1,606	47	1,354	—	1,313	8
Consumer and other	224	224	224	164	—	95	—
Total impaired loans individually reviewed for impairment	$68,334	$84,704	$3,749	$70,633	$188	$74,856	$898

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

	As of December 31, 2011			Quarter to Date June 30, 2011		Year to Date June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$28,067	$40,045	$—	$22,835	$156	$22,020	$298
Commercial real estate:
Owner occupied	17,586	20,070	—	10,104	117	10,451	259
Non-owner occupied	8,639	11,255	—	6,640	26	6,294	63
Commercial	6,381	6,436	—	2,561	34	2,319	59
Mortgages:
Secured 1-4 family real estate	3,843	4,285	—	2,372	26	2,484	42
Multifamily	295	309	—	299	3	302	5
Home equity lines of credit	525	694	—	707	5	813	9
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,011	$1,011	$570	$7,181	$52	$8,740	$148
Commercial real estate:
Owner occupied	6,459	6,533	585	6,498	61	5,891	114
Non-owner occupied	975	1,363	143	3,866	48	4,993	88
Commercial	2,914	2,920	2,511	5,113	51	5,218	93
Mortgages:
Secured 1-4 family real estate	498	517	45	2,601	14	2,331	34
Multifamily	300	319	135	447	7	453	16
Home equity lines of credit	403	412	112	618	9	720	12
Consumer and other	—	—	—	125	—	129	6
Total impaired loans
Construction	$29,078	$41,056	$570	$30,016	$208	$30,760	$446
Commercial real estate:
Owner occupied	24,045	26,603	585	16,602	178	16,342	373
Non-owner occupied	9,614	12,618	143	10,506	74	11,287	151
Commercial	9,295	9,356	2,511	7,674	85	7,537	152
Mortgages:
Secured 1-4 family real estate	4,341	4,802	45	4,973	40	4,815	76
Multifamily	595	628	135	746	10	755	21
Home equity lines of credit	928	1,106	112	1,325	14	1,533	21
Consumer and other	—	—	—	125	—	129	6
Total impaired loan individually reviewed for impairment	$77,896	$96,169	$4,101	$71,967	$609	$73,158	$1,246

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $19,441 and $49,000 as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $346,270. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of June 30, 2012 was $36.2 million with related reserves of $1.0 million. Approximately $12.6 million of troubled debt restructured loans are accruing interest as of June 30, 2012, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2011 were $43.5 million with related reserves of $2.3 million. Approximately $17.2 million of troubled debt restructured loans are accruing interest as of December 31, 2011, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the quarter and six months ended June 30, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended June 30, 2012
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Adjustment to Reserves as a Result of the Restructuring
		(in thousands)
Extended payment terms
Construction	3	$710	$352	$(25)
Commercial real estate:
Non-owner occupied	1	211	211	28
Owner occupied	3	1,046	1,026	(55)
Commercial	1	236	236	(8)
Total	8	$2,203	$1,825	$(60)
Principal payment reduction
Commercial real estate:
Owner occupied	1	$399	$399	$103
Total	1	$399	$399	$103

Total	9	$2,602	$2,224	$43

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

	Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Adjustment to Reserves as a Result of the Restructuring
		(in thousands)

Extended payment terms
Construction	3	$710	$352	$(25)
Commercial real estate:
Non-owner occupied	1	211	211	28
Owner occupied	5	1,712	1,669	(66)
Commercial	6	1,872	1,469	(85)
1-4 Family Residential	3	827	742	12
Consumer	1	27	—	—
Total	19	$5,359	$4,443	$(136)
Principal payment reduction
Commercial real estate:
Owner occupied	2	$571	$568	$95
Consumer	1	165	9	9
Total	3	$736	$577	$104

Total	22	$6,095	$5,020	$(32)

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three and six months ended June 30, 2012.

	Three months ended June 30, 2012
	Number of loans	Recorded investment
Extended payment terms		(in thousands)
Consumer	1	$24
Total	1	$24
Principal payment reduction
Construction	1	$973
Total	1	$973

Total	2	$997

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

	Six months ended June 30, 2012
	Number of loans	Recorded investment
Below Market Rate		(in thousands)
Construction	2	$1,061
Total	2	$1,061
Extended payment terms
Consumer	1	$24
Total	1	$24
Principal payment reduction
Construction	2	$1,230
Total	2	$1,230

Total	5	$2,315

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $2.2 million for the quarter ended June 30, 2012 as compared to $10.4 million for the quarter ended June 30, 2011. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

During the second quarter of 2012, the Company completed the transition to the use of migration analysis in calculating historical loss experience for collectively evaluated loans.  This method takes into consideration the probability of loss for each loan type by credit quality, and historical losses given default by loan type.  Previously, the Company utilized migration analysis in  determining its reserve for classified loans, while continuing to incorporate average historical losses for all collectively evaluated loans.  The migration analysis is utilized across all risk categories and for all non-impaired loans, and average historical losses are excluded from the calculation.  The impact of this change to the allowance for loan losses was an increase of $1.4 million in general reserve allocation.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at June 30, 2012 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following table presents changes in the allowance for loan losses for the three months ended June 30, 2012 and 2011:

	March 31, 2012	Charge-offs	Recoveries	Provision	June 30, 2012
	(Amounts in thousands)
Construction	$7,957	$2,114	$170	$(110)	$5,903
Commercial real estate:
Owner occupied	5,334	1,190	116	1,370	5,630
Non-owner occupied	3,726	452	33	275	3,582
Commercial	5,514	593	681	(887)	4,715
Mortgages:
Secured 1-4 family- first lien	3,353	193	137	(234)	3,063
Multifamily	506	11	—	68	563
Home equity lines of credit	3,099	229	11	1,518	4,399
Consumer and other	573	125	276	218	942
	$30,062	$4,907	$1,424	$2,218	$28,797

	March 31, 2011	Charge-offs	Recoveries	Provision	June 30, 2011
	(Amounts in thousands)
Construction	$9,592	$4,097	$1,008	$4,267	$10,770
Commercial real estate:
Owner occupied	7,234	2,098	30	1,535	6,701
Non-owner occupied	5,269	1,355	52	314	4,280
Commercial	4,939	1,806	43	844	4,020
Mortgages:
Secured 1-4 family- first lien	4,323	1,239	46	1,384	4,514
Multifamily	486	—	—	40	526
Home equity lines of credit	3,144	1,154	42	1,980	4,012
Consumer and other	873	129	56	29	829
	$35,860	$11,878	$1,277	$10,393	$35,652

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011:

	December 31, 2011	Charge-offs	Recoveries	Provision	June 30, 2012
	(Amounts in thousands)
Construction	$8,214	$3,942	$278	$1,353	$5,903
Commercial real estate:
Owner occupied	5,792	1,873	124	1,587	5,630
Non-owner occupied	4,668	1,764	33	645	3,582
Commercial	5,712	1,018	766	(745)	4,715
Mortgages:
Secured 1-4 family- first lien	3,726	568	148	(243)	3,063
Multifamily	805	213	—	(29)	563
Home equity lines of credit	3,310	701	21	1,769	4,399
Consumer and other	621	208	297	232	942
	$32,848	$10,287	$1,667	$4,569	$28,797

	December 31, 2010	Charge-offs	Recoveries	Provision	June 30, 2011
	(Amounts in thousands)
Construction	$12,014	$7,875	$1,081	$5,550	$10,770
Commercial real estate:
Owner occupied	5,958	2,837	106	3,474	6,701
Non-owner occupied	7,150	2,332	52	(590)	4,280
Commercial	4,335	2,024	111	1,598	4,020
Mortgages:
Secured 1-4 family- first lien	3,706	1,780	76	2,512	4,514
Multifamily	424	12	—	114	526
Home equity lines of credit	3,298	1,686	81	2,319	4,012
Consumer and other	867	413	92	283	829
	$37,752	$18,959	$1,599	$15,260	$35,652

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following tables provide the a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of June 30, 2012 and December 31, 2011.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of June 30, 2012	(Amounts in thousands)
Construction	$325	$20,612	$5,578	$169,228
Commercial real estate:
Owner occupied	996	21,953	4,633	313,154
Non-owner occupied	97	6,561	3,485	209,729
Commercial	1,838	9,758	2,878	158,082
Mortgages:
Secured 1-4 family- first lien	222	7,168	2,841	167,306
Multifamily	—	707	563	35,993
Home equity lines of credit	47	1,351	4,352	195,196
Consumer and other	224	224	718	54,218
	$3,749	$68,334	$25,048	$1,302,906

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2011	(Amounts in thousands)
Construction	$570	$29,078	$7,644	$173,725
Commercial real estate:
Owner occupied	585	24,045	5,207	324,886
Non-owner occupied	143	9,614	4,525	233,213
Commercial	2,511	9,295	3,201	167,752
Mortgages:
Secured 1-4 family- first lien	45	4,341	3,681	174,706
Multifamily	135	595	670	39,286
Home equity lines of credit	112	928	3,198	200,292
Consumer and other	—	—	621	58,283
	$4,101	$77,896	$28,747	$1,372,143

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $238,000 and $221,000 as of June 30, 2012 and December 31, 2011, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of June 30, 2012, the Company had reserves for mortgage loans sold of $1.6 million, and charges against reserves for the three months ended June 30, 2012 were $208,539. For the three and six months ended June 30, 2012, the Company recorded $29,715 and $138,701 in provision expense related to potential repurchase and warranties exposure on the $69.3 million and $134.8 million in loan sales that occurred during that period, respectively. For the three months ended June 30, 2011, the Company recorded $14,000 in provision expense related to potential repurchase and warranties exposure and charges against reserves were $32,000.  For the quarters and six months ended June 30, 2012 and 2011, the Company did not repurchase any mortgage loans sold. As of December 31, 2011, the Company had reserves for mortgage loans sold of $1.8 million.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following table presents a rollforward of interest rate swaps from March 31, 2012 to June 30, 2012, and from March 31, 2011 to June 30, 2011.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, March 31, 2011	$133	$133
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	40	40
Balance, June 30, 2011	$173	$173

Balance, March 31, 2012	$209	$209
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	4	4
Balance, June 30, 2012	$213	$213

The following table presents a rollforward of interest rate swaps from December 31, 2011 to June 30, 2012, and from December 31, 2010 to June 30, 2011.
	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	14	14
Balance, June 30, 2011	$173	$173

Balance, December 31, 2011	$217	$217
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(4)	(4)
Balance, June 30, 2012	$213	$213

Interest Rate Locks and Forward Loan Sale Commitments

Sidus, the Company's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At June 30, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $577,823 and $(101,972), respectively. At December 31, 2011, the amount of fair value associated with these interest rate lock commitments and sale commitments was $129,818 and $57,363, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following table presents a rollforward of interest rate lock commitments for the three months ended June 30, 2012 and 2011, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2012 and 2011	$(159)	$337
Gains/losses included in other income	737	(321)
Transfer in and out	—	—
Balance, June 30, 2012 and 2011	$578	$16

The following table presents a rollforward of interest rate lock commitments for the six months ended June 30, 2012 and 2011, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$130	$105
Gains/losses included in other income	448	(89)
Transfer in and out	—	—
Balance, June 30, 2012 and 2011	$578	$16

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights from December 31, 2011 to June 30, 2012 and December 31, 2010 to June 30, 2011 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2012 and 2011	$2,151	$2,220
Capitalized	177	60
Gains/losses included in other income	(439)	(87)
Balance, June 30, 2012 and 2011	$1,889	$2,193

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$1,871	$2,144
Capitalized	344	195
Gains/losses included in other income	(326)	(146)
Balance, June 30, 2012 and 2011	$1,889	$2,193

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At June 30, 2012 the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at June 30, 2012 is $25.6 million. At December 31, 2011 the carrying value of OREO was $25.0 million. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

June 30, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,059	$—	$23,059	$—
Government sponsored agencies:
Residential mortgage-backed securities	80,459	—	80,459	—
Collateralized mortgage obligations	167,065	—	167,065	—
Private label collateralized mortgage obligations	1,149	—	1,149	—
State and municipal securities	66,607	—	66,607	—
Common and preferred stocks	1,133	1,133	—	—
Interest rate swap agreements	213	—	—	213
Interest rate swap agreements	(213)	—	—	(213)
Interest rate lock commitments	577	—	—	577
Forward loan sale commitments	(102)	—	(102)	—
Mortgage servicing rights	1,889	—	—	1,889

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

December 31, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,726	$—	$23,726	$—
Government sponsored agencies:
Residential mortgage-backed securities	65,210	—	65,210	—
Collateralized mortgage obligations	166,028	—	166,028	—
Private label collateralized mortgage obligations	1,256	—	1,256	—
State and municipal securities	73,118	—	73,118	—
Common and preferred stocks	1,084	1,084	—	—
Interest rate swap agreements	216	—	—	216
Interest rate swap agreements	(216)	—	—	(216)
Interest rate lock commitments	130	—	—	130
Forward loan sale commitments	57	—	57	—
Mortgage servicing rights	1,871	—	—	1,871

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at June 30, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$213	Discounted cash flow	Discount rate	1-4% (1.20%)
Interest Rate Lock Commitments	577	Pricing model	Pull through rates	81-82%
Mortgage Servicing Rights	1,889	Discounted cash flow	Constant prepayment rate	20.09%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	15,297	Discounted appraisals	Collateral discounts	15-50%
Other real estate owned	7,445	Discounted appraisals	Collateral discounts	6-15%

The unobservable input used in the fair value measurement of the Company's interest rate swap agreements is the discount rate.  A significant increase (decrease) in the discount rate could result in a significantly lower (higher) fair value measurement.  The discount rate is determined by the third-party by obtaining third party market quotes from Reuters, which handle up to 30 year swap maturities. The Company's asset liability management team periodically reviews the discount rates utilized in determining the fair value of the interest rate swap agreements.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

an estimated fair value.  To assess the reasonableness of the fair value measurement, the fair value and constant prepayment rates are compared to forward-looking estimates by the Company.

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
June 30, 2012	(Amounts in thousands)
Other real estate owned	$7,445	$—	$—	$7,445
Impaired loans:
Construction	2,152	—	—	2,152
Commercial real estate:
Owner occupied	7,941	—	—	7,941
Non-owner occupied	1,274	—	—	1,274
Commercial	1,193	—	—	1,193
Mortgages:
Secured 1-4 family real estate	2,667	—	—	2,667
Multifamily	—	—	—	—
Home equity lines of credit	70	—	—	70
Consumer and other	—	—	—	—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2011	(Amounts in thousands)
Other real estate owned	$5,391	$—	$—	$5,391
Impaired loans:
Construction	441	—	—	441
Commercial real estate:
Owner occupied	5,874	—	—	5,874
Non-owner occupied	832	—	—	832
Commercial	403	—	—	403
Mortgages:
Secured 1-4 family real estate	453	—	—	453
Multifamily	165	—	—	165
Home equity lines of credit	291	—	—	291
Consumer and other	—	—	—	—

There were no transfers between valuation levels for any assets during the quarter ended June 30, 2012 or the quarter ended June 30, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2		Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$101,587	$101,587	$101,587	$—		$—
Investment securities	339,472	339,472	1,133	338,339		—
Loans and loans held-for-sale, net	1,368,451	1,305,845	—	—		1,305,845
Accrued interest receivable	6,512	6,512	—	6,512		—
Federal Home Loan Bank stock	4,630	4,630	4,630	—		—
Interest rate swap agreements	213	213	—	—	2	213
Interest rate lock commitments	577	577	—	—		577
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	857,242	857,242	—	857,242		—
Time deposits	816,121	828,463	—	828,463		—
Borrowed funds	99,310	100,421	—	100,421		—
Accrued interest payable	2,821	2,821	—	2,821		—
Interest rate swap agreements	213	213	—	—		213
Forward sales commitments	102	102	—	102		—

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$92,918	$92,918	$92,918	$—	$—
Investment securities	330,422	330,422	1,084	329,338	—
Loans and loans held-for-sale, net	1,437,610	1,365,586	—	—	1,365,586
Accrued interest receivable	6,745	6,745	—	6,745	—
Federal Home Loan Bank stock	6,130	6,130	6,130	—	—
Forward sales commitments	57	57	—	57	—
Interest rate swap agreements	216	216	—	—	216
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	855,455	855,455	—	855,455	—
Time deposits	875,886	885,903	—	885,903	—
Borrowed funds	105,539	106,923	—	106,923	—
Accrued interest payable	2,619	2,619	—	2,619	—
Interest rate swap agreements	216	216	—	—	216
Interest rate lock commitments	130	130	—	—	130

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2012 and December 31, 2011, respectively. The fair value of fixed‑maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

13. Business Segment Information

The Company has two reportable segments, including banking activities and mortgage banking activities, which includes mortgage activities at the Bank and at Sidus Financial, a single member LLC with the Bank as the single member. Sidus is headquartered in Greensboro, North Carolina and offers mortgage banking services to its customers throughout the Southeast. The following table details the results of operations for the three and six months ended June 30, 2012 and 2011 for bank activities and mortgage activities.

During the second quarter of 2012, a decision was made by management to make a change in how the Company's mortgage activities are reported based on the reorganization of the Bank's mortgage division and Sidus. This decision was made to improve overall reporting of its mortgage banking activities which are now analyzed and reviewed as a separate and distinct business segment. This change in reporting segment combines both mortgage activities of the Bank with mortgage activities that were previously reported separately from mortgage activities provided by Sidus. Reclassifications include interest income which was previously presented in other income, commission expenses recorded in salaries that are now recorded as a reduction in mortgage banking activity income, and other miscellaneous expenses previously recorded in other expenses that have been reclassified as a reduction to mortgage banking activity income. In addition, gains on sale of mortgage loans has been reclassified to be reported with mortgage banking income to provide a combined overview of the mortgage banking activity segment. The reclassifications had no effect on net income (loss) or shareholders' equity, as previously reported.

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2012
Interest income	$19,592	$152	$—	$19,744
Interest expense	4,362	15	209	4,586
Net interest income	15,230	137	(209)	15,158
Provision for loan losses	2,242	(24)	—	2,218
Net interest income (loss) after provision for loan losses	12,988	161	(209)	12,940
Other income	2,726	1,708	6	4,440
Other expense	14,554	1,203	9	15,766
Income (loss) before income taxes	1,160	666	(212)	1,614
Income taxes	(9,383)	—	—	(9,383)
Net income (loss)	$10,543	$666	$(212)	$10,997

Total assets	$1,923,535	$28,356	$(6,552)	$1,945,339
Net loans	1,343,584	—	—	1,343,584
Loans held for sale	6,701	18,166	—	24,867

For Six Months Ended June 30, 2012
Interest income	$40,403	$331	$—	$40,734
Interest expense	9,230	29	425	9,684
Net interest income	31,173	302	(425)	31,050
Provision for loan losses	4,588	(19)	—	4,569
Net interest income (loss) after provision for loan losses	26,585	321	(425)	26,481
Other income	5,074	2,878	29	7,981
Other expense	27,191	2,172	13	29,376
Loss before income taxes	4,468	1,027	(409)	5,086
Income taxes	(9,383)	—	—	(9,383)
Net loss	$13,851	$1,027	$(409)	$14,469

(1)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($4,710 in 2012), the Bank's Investment in Sidus ($3,000 in 2012), and the Bank's A/R from Sidus ($0 in 2012). Also included in this column are Holding Company assets ($1,158 in 2012) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2011
Interest income	$22,754	$(25)	$—	$22,729
Interest expense	6,528	117	194	6,839
Net interest income	16,226	(142)	(194)	15,890
Provision for loan losses	10,391	2	—	10,393
Net interest income (loss) after provision for loan losses	5,835	(144)	(194)	5,497
Other income	2,848	1,436	(6)	4,278
Other expense	16,575	8,354	29	24,958
Loss before income tax expense	(7,892)	(7,062)	(229)	(15,183)
Income tax expense	5,030	—	—	5,030
Net loss	$(12,922)	$(7,062)	$(229)	$(20,213)
Total assets	$2,059,918	$35,486	$(14,362)	$2,081,042
Net loans	1,468,615	—	—	1,468,615
Loans held for sale	376	27,361	—	27,737
Goodwill	—	—	—	—

For Six Months Ended June 30, 2011
Interest income	$45,951	$72	$—	$46,023
Interest expense	14,154	209	384	14,747
Net interest income	31,797	(137)	(384)	31,276
Provision for loan losses	15,240	20	—	15,260
Net interest income (loss) after provision for loan losses	16,557	(157)	(384)	16,016
Other income	5,372	4,055	(82)	9,345
Other expense	30,785	11,025	29	41,839
Loss before income tax expense	(8,856)	(7,127)	(495)	(16,478)
Income tax expense	4,521	—	—	4,521
Net loss	$(13,377)	$(7,127)	$(495)	$(20,999)
________________________

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($12,591 in 2011), the Bank's Investment in Sidus ($3,000 in 2011), and the Bank's A/R from Sidus ($29 in 2011). Also included in this column are Holding Company assets ($1,258 in 2011) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

14. Income Taxes

The following table presents the provision for income taxes for the six months ended June 30, 2012 and 2011:

	2012	2011
	(in thousands)
Current:
Federal	$45	$485
State		—
	45	485
Deferred:
Federal	1,196	(5,912)
State	376	(1,052)
	1,572	(6,964)
Increase (decrease) in valuation allowance for deferred tax assets	(11,000)	11,000
Total income taxes	$(9,383)	$4,521

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$11,288	$12,880
Other than temporary impairment	807	807
Accrued liabilities	224	276
OREO property	1,259	1,268
Net operating loss	7,145	7,281
Sidus goodwill	986	1,050
Other	1,791	1,798
	23,500	25,360
Less: Valuation Allowance	—	(11,000)
	$23,500	$14,360

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(2,758)	$(2,387)
FMV adjustment related to mergers	(177)	(255)
Depreciation	(1,980)	(1,980)
Prepaid expenses	(327)	(327)
Core deposit intangible	(1,250)	(1,468)
Noncompete intangible	(149)	(149)
Other	(204)	(195)
	$(6,845)	$(6,761)
Net deferred tax asset	$16,655	$7,599

Our net deferred tax asset was $16.7 million at June 30, 2012 and $7.6 million at December 31, 2011, respectively. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•	The Company was in a cumulative tax loss position for the 3-year period ending June 30, 2012 of $(3.9) million.

	June 30, 2012 Cumulative Loss Test
	2009*	2010	2011	2012**	Total
Income (loss) before income taxes	$(66,429)	$(1,402)	$(7,701)	$5,086	$(70,446)
Goodwill impairment	61,566	—	4,944	—	66,510
	$(4,863)	$(1,402)	$(2,757)	$5,086	$(3,936)

*3rd and 4th quarter of 2009
**First six months of 2012

Although the three year cumulative loss position provides negative evidence, the following items represent positive evidence that management considered:

•
The Company's strong history of earnings since the inception of the Bank, and particularly over the 10 year period prior to the current economic cycle, shows the Company has historically been profitable and has no history of expiration of loss carryforwards.

•	The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2012-2014 and expects to be in a 3-year cumulative income position in the third quarter of 2012.

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings.

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the second half of 2011 and continuing into 2012, with only $25.3 million in gross charge-offs over the past twelve months as compared to $39.8 million in the twelve prior months.

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

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and has reversed a previously recorded $11.0 million valuation allowance. The reversal of the allowance was based primarily on a return to profitability as the Company has reported four consecutive quarters of net income. Based on net income trends, projected net income over the next 12 months and improving credit quality metrics, no valuation allowance was deemed necessary as of June 30, 2012 so the Company reversed the $11.0 million valuation allowance

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

for the quarter.

The following table presents a reconciliation of applicable income taxes for the six months ended June 30, 2012 and 2011 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2012	2011
	(in thousands)
Tax expense (benefit) at statutory rate on income before income taxes	$1,780	$(5,767)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(409)	(442)
State income tax, net of federal benefits	245	(684)
Income from bank-owned life insurance	(110)	(113)
Valuation allowance on deferred tax assets	(11,000)	11,000
Other	111	527
Total income taxes	$(9,383)	$4,521

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•
results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or writedown assets;

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2012 and 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Position

Total assets at June 30, 2012 were $1,945.3 million, a decrease of $47.8 million, or 2.4%, compared to assets of $1,993.2 million at December 31, 2011. The loan portfolio, net of allowance for losses, was $1,343.6 million compared to $1,418.1 million at December 31, 2011. Gross loans held-for-investment decreased by $78.5 million, or 5.4%. The allowance for loan losses decreased

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

$4.1 million driven primarily by decreases in classified loans for the quarter ended June 30, 2012, decreased charge-offs in 2012 as compared to 2011, as well as an overall decrease in loans held-for-investment and a decrease in classified loans. Total watch list and substandard loans were $150.7 million as compared to $160.4 million as of December 31, 2011, a decrease of $9.7 million. Also, included in the second quarter of 2012 was a $1.1 million recovery of loan losses sustained in 2009. Although this recovery is included in net charge-off numbers for the three and six months ended June 30, 2012 it was not considered in the Company's calculation of allowance for loan losses. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

During the first quarter of 2012, the decision was made by management to transfer a pass graded non-owner occupied commercial real estate loan in the amount of $7.6 million from loans held-for-investment to loans held-for-sale. As a result of this transfer, approximately $912,000 was charged-off in order to record the loan at fair value at time of transfer.

Mortgage loans held-for-sale increased by $5.3 million, or 27.3%, from December 31, 2011 to June 30, 2012 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. This increase was the result of a larger pipeline at June 30, 2012, as well as an increase in fair value of loan commitments. These loans are normally held for a period of two to three weeks before being sold to investors. During the second quarter of 2011, the Company made the decision to exit wholesale markets focusing its efforts on retail based mortgage lending. Mortgage loans closed in the first six months of 2012 ranged from a low of $14.6 million in January to a high of $29.9 million in June and totaled $137.2 million. Mortgage loans closed during the six months ended June 30, 2011 totaled $363.2 million.

The securities portfolio as of June 30, 2012 increased from $330.4 million at December 31, 2011, to $339.5 million at June 30, 2012, an increase of $9.1 million. The portfolio is comprised of securities of U.S. government agencies (6.8%), mortgage-backed securities (73.3%), state and municipal securities (19.6%), and publicly traded common and preferred stocks (0.3%).

Other assets increased $5.7 million due largely to a decrease in the valuation allowance for deferred taxes of $11.0 million, offset by a decrease in income taxes receivable. OREO increased $607,000 due to foreclosures of $11.6 million, offset by sales of $7.6 million and losses of $3.3 million for the six months ended June 30, 2012.

Deposits decreased $58.0 million, or 3.3%, comparing June 30, 2012 to December 31, 2011. Overall, noninterest-bearing demand deposits increased $14.3 million, or 6.2%, while NOW, savings, and money market accounts decreased $12.5 million, or 2.0%, certificates of deposit (“CODs”) over $100,000 decreased $12.3 million, or 3.4%, and other CODs decreased $47.4 million, or 9.2%. Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds decreased $6.2 million, or 5.9%, comparing June 30, 2012 to December 31, 2011. Advances from FHLB and overnight borrowings remained steady, while repurchase agreements decreased $5.5 million and fair market value adjustments decreased due to recent payoffs and continued amortization. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $27.0 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities and accrued interest payable combined increased by $2.4 million, or 17.9%, from December 31, 2011 to June 30, 2012. Increases in other liabilities resulted primarily from an increase in preferred dividends payable of $1.2 million, an increase in accrued interest on trust preferred of $411,000, and a $1.1 million increase in commercial remittances which relate to payment on participations sold.

At June 30, 2012, total shareholders' equity was $154.6 million, or a book value of $5.34 per common share, compared to $140.6 million, or a book value of $4.77 per common share, at December 31, 2011. The Company's equity to assets ratio was 7.95% and 7.05%, at June 30, 2012 and December 31, 2011, respectively.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

The following table sets forth the Company's and the Bank's various capital ratios as of June 30, 2012 and December 31, 2011. The Company and the Bank exceeded the minimum regulatory capital ratios as of June 30, 2012, as well as the ratios to be considered "well capitalized." We have committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%. The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Although this helped improve capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the capital position.

	June 30, 2012		December 31, 2011
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	12.4%	12.2%	11.8%	11.5%
Tier 1 risk-based capital ratio	11.2%	10.9%	10.6%	10.2%
Leverage ratio	8.8%	8.6%	8.3%	7.9%

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

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 21.2% at June 30, 2012 compared to 22.7% at December 31, 2011. Additional liquidity is provided by $61.2 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $244.8 million available for use as a source of collateral. At June 30, 2012, brokered deposits totaled $14.2 million, or 0.9% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.1 million at June 30, 2012.

The Bank contracted with Promontory Interfinancial Network in 2008 for various services including wholesale CD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at June 30, 2012 or December 31, 2011.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At June 30, 2012, CDARS® reciprocal deposits totaled $823,000, compared to $2.1 million at December 31, 2011.

Management continues to assess interest rate risk internally and by utilizing outside sources. The balance sheet is asset sensitive over a three-month period, meaning that there will be more assets than liabilities immediately repricing as market rates change.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At June 30, 2012, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%.

Results of Operations
Net income for the quarter ended June 30, 2012 was $11.0 million before preferred dividends, compared to a net loss of $20.2 million in the same period of 2011. Net income to common shareholders for the three-month period ended June 30, 2012 was $10.2 million. Net loss to common shareholders for the three-month period ended June 30, 2011 was $20.9 million. Basic and diluted income per common share were $0.52 for the three-month period ended June 30, 2012. Basic and diluted losses per common share were $1.16 for the three month period ended June 30, 2011. On an annualized basis, second quarter results represent a return on average assets of 2.08% at June 30, 2012 compared to (3.87)% at June 30, 2011, and a return on average equity of 26.93% compared to (55.25)% at June 30, 2011.
Net income for the six month period ended June 30, 2012 was $14.5 million before preferred dividends accrued but not paid, compared to a net loss of $21.0 million in the same period of 2011. Net income available to common shareholders for the six months ended June 30, 2012 was $12.8 million, compared to a net loss available to common shareholders of $22.4 million for the six months ended June 30, 2011. Basic and diluted earnings per common share were $0.66 for the six months ended June 30, 2012. Basic and diluted losses per common share were $1.31 for the six months ended June 30, 2011. On an annualized basis, year-to-date results represent a return on average assets of 1.31% at June 30, 2012 compared to (2.04)% at June 30, 2011, and a return on average equity of 16.64% compared to (30.39)% at June 30, 2011.
Certain income and expense items have been reclassified for the three and six months ended June 30, 2012 and 2011 for comparability due to a change in the Company's mortgage banking segment reporting as of June 30, 2012.

Net Interest Income

Net interest income, the largest contributor to earnings, decreased $732,000, or 4.6%, to $15.2 million in the second quarter of 2012, compared with $15.9 million in the same period of 2011. The overall decrease in net interest income was primarily due to a decrease in interest income on loans as average loan balances are down 10% and loan yields continue to be depressed by nonaccrual loans. The net interest margin increased to 3.39% in the second quarter of 2012 from 3.22% in the second quarter of 2011. The increase in net interest margin is primarily related to a decrease in deposit yields. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Net interest income for the six months ended June 30, 2012 decreased to $31.1 million from $31.3 million when compared to the same period in 2011. The net interest margin increased to 3.46% in the first six months of 2012 from 3.18% in the first six months of 2011. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the six months ended June 30, 2012 increased to 3.45% as compared to 3.12% for the six months ended June 30, 2011. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$68,830	$91	0.27%	$182,761	$220	0.25%
Investment securities (1)	351,196	4,260	2.44%	303,651	4,878	3.24%
Total loans (1)(2)(6)(8)	1,419,883	36,956	5.23%	1,580,639	41,521	5.38%
Total interest-earning assets	1,839,909	41,307	4.51%	2,067,051	46,619	4.55%
Non-earning assets	125,527			146,143
Total assets	$1,965,436			$2,213,194
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$556,603	$898	0.32%	$553,020	$2,071	0.75%
Savings	62,527	47	0.15%	55,680	56	0.20%
Time certificates	848,488	7,524	1.78%	1,112,020	11,463	2.08%
Total interest bearing deposits	1,467,618	8,469	1.16%	1,720,720	13,590	1.59%
Repurchase agreements sold	40,967	158	0.77%	40,050	210	1.06%
Borrowed funds (7)	63,449	1,057	3.35%	67,458	900	2.69%
Total interest-bearing liabilities	1,572,034	9,684	1.24%	1,828,228	14,700	1.62%
Non-interest bearing deposits	231,674			220,894
Shareholders' equity	154,468			148,952
Other liabilities	7,260			15,120
Total average liabilities and shareholders' equity	$1,965,436			$2,213,194
Net interest income (3) and interest rate spread (5)		$31,623	3.28%		$31,919	2.93%
Net interest margin (4)			3.46%			3.11%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2012 and 2011 includes $103 and $377, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2012 and 2011 includes $56 and $219, respectively, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

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

The allowance for loan losses was $28.8 million at June 30, 2012, or 2.10% of loans held-for-investment, as compared to $32.8 million, or 2.26% of loans held-for-investment, at December 31, 2011. Decreases in the allowance for loan losses were due to

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

decreased charge-offs in the first half of 2012, decreased criticized loans and an overall decrease in gross loans since December 31, 2011. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $28.8 million in total allowance for loan losses at June 30, 2012, the specific allowance for impaired loans accounted for $3.7 million, down from $4.1 million at year end as collateral dependent impaired loans are charged down to fair value. The remaining general allowance, $25.1 million, was attributed to performing loans and was down from $28.7 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.92% as of June 30, 2012 as compared to 2.09% as of December 31, 2011. The decrease in the general allowance was driven primarily by a decrease in charge-offs, as well as a decrease in substandard and watch loans of $9.7 million which resulted from additional impairments of construction and commercial real estate loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans.  Also contributing to the decrease in the general allowance for loan losses was a 5.4% decrease in gross loans as of June 30, 2012 as compared to December 31, 2011.  These decreases in allowances led to decreased provisions in many of the loan types including negative provisions for commercial and 1-4 family mortgage loans as past dues and nonaccruals decreased.

Beginning in the second quarter of 2012, the Company changed its method of calculating the historical loss experience to incorporate a methodology that takes into consideration the probability of loss for each loan type and credit quality, and historical losses given default. This process not only helps break out loans by risk, but also looks at the migration of the credit quality over a period of two years. The impact of this change to the allowance for loan losses was an increase of $1.4 million in the general reserve allocation.

Net loan charge offs were $3.5 million, or 0.99% (annualized), of average loans, for the three months ended June 30, 2012 compared to $10.6 million, or 2.73% (annualized), of average loans for the three months ended June 30, 2011. The decrease in charge-offs for the quarter is the result of overall improvement in loan quality for remaining loans, as well as significant recoveries for prior loan losses recorded in 2009. For the six months ended June 30, 2012, net loan charge offs were $8.6 million, or 1.22% (annualized) of average loans compared to $17.4 million, or 2.21% (annualized) of average loans, for the six months ended June 30, 2011.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of June 30, 2012. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

Our real estate portfolio has approximately $189.8 million of construction loans, $551.4 million of commercial real estate loans, $174.5 million in first lien mortgage loans, $196.5 million in home equity lines of credit and $36.7 million in multifamily mortgage loans as of June 30, 2012.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.  The majority of these borrowers are still having financial difficulties.  Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

lien mortgage loans and home equity lines of credit. Given the slow economic recovery and depressed real estate values the Company recognizes that it will experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in higher charge-offs and increases in nonaccrual loans. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $3.7 million and $3.5 million, respectively, for the six months ended June 30, 2012. For the six months ended June 30, 2011, net charge-offs (recoveries) of construction and commercial real estate loans were $6.8 million and $5.0 million, respectively.

As of June 30, 2012, $9.8 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $15.9 million as of December 31, 2011. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $95.3 million to $88.9 million as of December 31, 2011 and June 30, 2012, respectively. Nonperforming assets as a percentage of total assets decreased to 4.57% as of June 30, 2012 as compared to 4.78% as of December 31, 2011, due primarily to a decrease in nonaccrual loans and a decrease in total assets since December 31, 2011. Total nonaccrual loans decreased from $70.4 million, or 4.78% of total loans, at December 31, 2011 to $63.3 million, or 4.53% of total loans, at June 30, 2012. The decreases in nonaccrual and impaired loans are the result of charge-offs and foreclosures, as well as upgrades. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $3.7 million, down from $4.1 million at year end, due to the charge-off of collateral dependent impaired loans to fair value.

Approximately 55% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has decreased from 505 to 459 since December 31, 2011. The average nonaccrual loan balance is $136,000 and $143,000 as of December 31, 2011 and June 30, 2012, respectively.  At June 30, 2012, 85% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer totaled $5.6 million of loans utilized for the purchase of land, equipment and operating expenses.  Total reserves for the relationship are $668,741.   Nonaccrual loans also include three other large relationships each totaling $3.5 million, $2.2 million and $2 million, respectively.  The first relationship consists of various loans utilized for the purchase and refinance of real estate, equipment and the operating expenses with reserves of $985,000.  The second relationship consists of acreage held for sale with no reserves specifically assigned to it.  The third relationship is a loan secured by various parcels of residential and commercial real estate with no reserves specifically assigned to it. These loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $162,000, or 3.8%, comparing the second quarters of 2012 and 2011. An increase in mortgage banking activities of $272,000 made up the majority of the increase. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased by $77,000, or 5.4%, as ATM services charges decreased $108,000. These decreases were offset by an increase in net NSF and overdraft privilege fees of $66,000 due to the implementation of a new overdraft privilege program in 2011.

•	Other service fees increased $122,000 when comparing the second quarter of 2012 to the prior year due primarily to an increase in debit card interchange and fees of $123,000.

•	Net gain on sale of investment securities decreased $129,000.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by 2.5% during the three month period ended June 30, 2012, as the calculation for cost of benefits was updated in the second half of 2011 based on current employee and insurance information.

•
Mortgage banking income increased approximately $272,000 for the quarter. Although mortgage production decreased when comparing 2012 and 2011, net returns on sales increased as the Company exited less profitable wholesale markets. In addition, the Company recorded gains related to the change in fair value of interest rate lock and forward sales commitments, as opposed to losses recorded in the prior year.

•	Other income decreased by approximately $44,000, or 43.6%, for the quarter primarily related to income received on a few properties in the prior year.

For the six months ended June 30, 2012, total noninterest income decreased approximately $1.4 million, or 14.6%, as compared to the six months ended June 30, 2011. A decrease in the mortgage banking activities of $1.2 million made up the majority of the decrease. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased $78,000, or 2.8%, as service charges on checking accounts (a major component of service charges) decreased $71,000 and ATM service charges decreased $148,000. These decreases were partially offset by an increase in NSF (including overdraft privilege) of $137,000.

•	The increase in other service fees of $192,000 was due primarily to an increase in merchant fees of $229,000.

•	Net gain on sale of investment securities decreased $222,000, or 42.5%.

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by 3.1% during the six months ended June 30, 2012, as the calculation for cost of benefits was updated based on current employee and insurance information.

•	Mortgage banking activities decreased approximately $1.2 million, or 29.0% for the six months ended June 30, 2012 as the Company decided to exit the wholesale market during the second quarter of 2011.

•	Other income decreased by approximately $111,000, or 45.7%, year-to-date primarily related to income received on a few properties in the prior year.

Noninterest Expense

Total noninterest expenses were $15.8 million for the second quarter of 2012, compared to $25.0 million in the same period of 2011, a decrease of $9.2 million, or 36.8%. Noninterest expense in the prior year included a $4.9 million goodwill impairment charge. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended June 30, 2012 and 2011 was 0.81%, and 1.13%, respectively. Efficiency ratios for the three months ended June 30, 2012 and 2011 were 77.92% and 121.07%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. Noninterest expenses were $29.4 million for the six months ended June 30, 2012, compared to $41.8 million for the same period of 2011, a decrease of $12.5 million or 29.8%. Efficiency ratios for the six months ended June 30, 2012 and 2011 were 72.78% and 100.04%, respectively. The largest contributor to the increased noninterest expense in the first six months of 2011 was a $4.9 million goodwill impairment writedown.

The following is a summary of the fluctuations for the quarter ended June 30, 2012 as compared to June 30, 2011.

•
Quarter-to-date, salaries and employee benefit expenses decreased by $1.3 million, or 17.1%. The major components of this decrease are summarized as follows:  Salaries and wages decreased $1.5 million due to personnel reductions which resulted from office closures in the prior year. Partially offsetting this decrease was an increase in commissions of $369,000.

•
Year-to-date, salaries and employee benefit expenses decreased by $2.9 million, or 18.7%. The major components of this decrease are summarized as follows:  Salaries and wages decreased by $2.4 million due to the accrual of $552,000 in severance costs related to branch closures in the prior year.  Related payroll taxes also decreased $185,000, and other personnel expenses increased $534,000. Deferral of salaries and benefit costs related to loan originations

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

(which directly offset salary expense), increased $96,000. Commission expenses decreased by $363,000 as mortgage origination production decreased, as well as the reversal of double booked commissions with .

•
Occupancy and equipment expenses decreased by $540,000, or 23.2%, for the quarter and $859,000, or 19.1% for the six months ended June 30, 2012 and 2011 due to accrued lease termination costs which resulted from branch and office closures in 2010 and 2011.

•
Printing and supplies decreased by $5,000, or 3.2%, comparing the second quarter 2012 with the second quarter 2011. Year-to-date printing and supplies expense decreased $41,000, or 12.2%. Decreases are the result of cost cutting measures by management as well as the introduction of electronic statements for customers who no longer wish to receive paper statements.

•	Data processing expense increased $72,000, or 18.9%, for the quarter and $86,000, or 11.4% year-to-date due to normal fluctuations in transaction volume and timing.

•	Communication expense increased $119,000, or 25.2%, for the second quarter of 2012 compared to the second quarter of 2011, while year-to-date communication expense decreased $214,000, or 23.3%.

•	FDIC assessment expenses decreased $669,000 for the quarter and $1.3 million year-to-date due to changes in the calculation of assessments beginning in the second quarter of 2011.

•
Net cost of operation of other real estate owned increased $315,000 compared to the second quarter of 2011 as foreclosed assets continue to increase. Net cost of operation of other real estate owned increased $749,000 for the six months ended June 30, 2012 as compared to the prior year. During 2012, the Company recorded additional writedowns of $3.1 million which resulted from continued declines in real estate values.

•
Loan collection fees decreased $264,000, or 56.4%, compared to the second quarter of 2011, and decreased $465,000, or 51.3%, year-to-date as past dues and classified loans have shown improvement year-over-year.

•
Other professional fees increased $145,000 for the quarter and $173,000 year-to-date when compared to the prior year as the Company has engaged in several new projects for 2012 due to increasing burden of regulatory.

•
Loss on sale of premises and equipment decreased $1.2 million for the quarter and six months ended June 30, 2012 as the company recorded significant writedowns on buildings and furniture as the Company entered into contracts to sell property and equipment in the prior year.

•
Quarter-to-date other operating expenses decreased by $654,000, or 22.1%. Other decreases include a $600,000 decrease in provisions for mortgage loans sold $87,000 decrease in director fees and a $60,000 decrease in accounting and audit fees. Check and fraud losses also decreased $130,000 comparing the second quarter of 2012 to 2011.

•
Year-to-date other operating expenses decreased approximately $1.5 million or 25.6%. Decreases include a $299,000 decrease in other taxes (including franchise and privilege tax), a $121,000 decrease in other outside service costs and a $95,000 decrease in audit and accounting fees, and a $214,000 decrease in checking account losses as the bank experienced a few large charge-offs in the prior year. These decreases were offset by an increase in training expense as the Company embarked on a new training program for all employees.

Income Tax Expense

The Company recorded an income tax benefit for the three and six months ended June 30, 2012 of $9.4 million, as the valuation allowance for deferred taxes was reversed in the current quarter. The reversal of the allowance was based primarily on a return to profitability as the Company has reported four consecutive quarters of net income, projected net income over the next 12 months and improving credit quality metrics. The effective tax rate for the three months ended June 30, 2012 was (581.4)% as compared to 33.1% for the three months ended June 30, 2011. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.(1)

_________________

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012

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

July 30, 2012

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report June 30, 2012