Form 10-Q
period 2012-09-30
YADKIN VALLEY FINANCIAL CORP
filed 2012-10-25
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012

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
Yes ☒ No ☐

Common shares outstanding as of October 25, 2012, par value $1.00 per share, were 20,003,688.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended September 30, 2012 and 2011

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011*
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$26,048	$40,790
Federal funds sold	50	50
Interest-bearing deposits	97,124	52,078
Securities available-for-sale at fair value (amortized cost $302,718 in 2012 and $324,172 in 2011)	310,556	330,422
Gross loans	1,358,868	1,450,924
Less: allowance for loan losses	27,231	32,848
Net loans	1,331,637	1,418,076
Loans held-for-sale	24,766	19,534
Accrued interest receivable	6,229	6,745
Premises and equipment, net	41,460	42,120
Other real estate owned	22,294	24,966
Federal Home Loan Bank stock, at cost	4,155	6,130
Investment in bank-owned life insurance	26,274	25,934
Core deposit intangible (net of accumulated amortization of $9,609 in 2012 and $8,789 in 2011)	2,914	3,733
Other assets	26,871	22,610
Total Assets	$1,920,378	$1,993,188
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$256,402	$229,895
Interest-bearing deposits:
NOW, savings and money market accounts	606,220	625,560
Time certificates:
$100 or more	342,356	360,388
Other	446,482	515,498
Total Deposits	1,651,460	1,731,341

Short-term borrowings	36,314	39,810
Long-term borrowings	65,985	65,729
Capital lease obligations	2,335	2,365
Accrued interest payable	1,746	2,619
Other liabilities	7,302	10,738
Total Liabilities	$1,765,142	$1,852,602

Shareholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized; 49,312 issued and outstanding in 2012 and 2011	48,033	47,389
Common stock, $1 par value, 50,000,000 shares authorized; 20,003,688 issued and outstanding in 2012 and 19,526,188 issued and outstanding in 2011	20,004	19,526
Warrants	3,581	3,581
Surplus	117,700	117,883
Accumulated deficit	(38,923)	(51,656)
Accumulated other comprehensive income	4,841	3,863
Total Shareholders' Equity	155,236	140,586
Total Liabilities and Shareholders' Equity	$1,920,378	$1,993,188
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three and nine months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$17,735	$19,341	$54,618	$60,780
Interest on federal funds sold	9	7	24	22
Interest and dividends on securities:
Taxable	1,165	1,598	3,797	4,800
Non-taxable	509	548	1,637	1,709
Interest-bearing deposits	28	71	103	276
TOTAL INTEREST INCOME	19,446	21,565	60,179	67,587
INTEREST EXPENSE
Time deposits of $100 or more	1,762	2,326	5,667	7,804
Other time and savings deposits	2,018	3,120	6,582	11,231
Borrowed funds	477	494	1,692	1,651
TOTAL INTEREST EXPENSE	4,257	5,940	13,941	20,686
NET INTEREST INCOME	15,189	15,625	46,238	46,901
PROVISION FOR LOAN LOSSES	4,251	1,956	8,820	17,216
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,938	13,669	37,418	29,685
NON-INTEREST INCOME:
Service charges on deposit accounts	1,319	1,464	3,887	3,961
Other service fees	857	837	2,646	2,582
Net gain on sale of securities	1,348	1,556	1,648	2,078
Income on investment in bank-owned life insurance	159	167	473	491
Mortgage banking activities	1,599	1,183	4,412	4,442
Other than temporary impairment of securities	—	(74)	—	(116)
Loss on sale of loans	(900)	—	(900)	—
Other income	283	90	415	333
TOTAL NON-INTEREST INCOME	4,665	5,223	12,581	13,771
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,914	6,073	19,378	21,402
Occupancy and equipment expense	1,794	1,961	5,436	6,461
Printing and supplies	168	141	463	478
Data processing	456	404	1,295	1,158
Amortization of core deposit intangible	266	289	820	892
Communications	314	372	1,019	1,291
FDIC assessment	650	79	2,004	2,757
Loan collection fees	69	379	510	1,285
Other professional fees	491	218	1,276	830
Net cost of operation of other real estate owned	1,322	759	5,295	3,982
(Gain) loss on sale of premises and equipment	—	286	(22)	1,481
Goodwill impairment	—	—	—	4,944
Other	2,348	1,868	6,628	6,910
TOTAL NON-INTEREST EXPENSES	14,792	12,829	44,102	53,871
INCOME (LOSS) BEFORE INCOME TAXES	811	6,063	5,897	(10,415)
INCOME TAX EXPENSE (BENEFIT)	54	2,384	(9,329)	6,905
NET INCOME (LOSS)	757	3,679	15,226	(17,320)
Preferred stock dividend and accretion of preferred stock discount	838	771	2,493	2,216
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(81)	$2,908	$12,733	$(19,536)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$—	$0.15	0.66	$(1.09)
Diluted	$—	$0.15	0.66	$(1.09)
CASH DIVIDENDS PER COMMON SHARE	—	—	—	—
See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS) (UNAUDITED)
Three and nine months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
NET INCOME (LOSS)	$757	$3,679	$15,226	$(17,320)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities available-for-sale	1,975	3,234	3,239	7,338
Tax effect	(760)	(1,245)	(1,247)	(2,825)
Unrealized holding gains on securities available-for-sale, net of tax amount	1,215	1,989	1,992	4,513
Reclassification adjustment for realized gains	(1,348)	(1,556)	(1,648)	(1,998)
Tax effect	519	599	634	769
Reclassification adjustment for realized gains, net of tax amount	(829)	(957)	(1,014)	(1,229)
OTHER COMPREHENSIVE INCOME, NET OF TAX	386	1,032	978	3,284
COMPREHENSIVE INCOME (LOSS)	$1,143	$4,711	$16,204	$(14,036)

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Nine months ended September 30, 2012 and 2011

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,770	$3,581	$114,649	$(34,273)	$582	$147,457
Net loss	—	—	—	—	—	(17,320)	—	(17,320)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Restricted stock issued (forfeited)	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	465	—	—	(465)	—	—
Share based compensation:
stock options	—	—	—	—	58	—	—	58
restricted stock	—	—	—	—	86	—	—	86
Preferred stock dividends	—	—	—	—	—	(1,751)	—	(1,751)
Other comprehensive income	—	—	—	—	—	—	3,284	3,284
BALANCE, SEPTEMBER 30, 2011	19,526,188	$19,526	$47,235	$3,581	$117,817	$(53,809)	$3,866	$138,216

BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net income	—	—	—	—	—	15,226	—	15,226
Issuance of restricted stock	497,500	498	—	—	(498)	—	—	—
Restricted stock issued (forfeited)	(20,000)	(20)	—	—	20	—	—	—
Discount accretion on preferred stock	—	—	644	—	—	(644)	—	—
Share based compensation:
stock options	—	—	—	—	23	—	—	23
restricted stock	—	—	—	—	272	—	—	272
Preferred stock dividends	—	—	—	—	—	(1,849)	—	(1,849)
Other comprehensive income	—	—	—	—	—	—	978	978
BALANCE, SEPTEMBER 30, 2012	20,003,688	$20,004	$48,033	$3,581	$117,700	$(38,923)	$4,841	$155,236

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,226	$(17,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investment securities	5,545	3,483
Provision for loan losses	8,820	17,216
Loss on sales of loans held-for-sale	900	—
Net gain on sale of mortgage loans	(2,309)	(3,201)
Other than temporary impairment of investments	—	116
Impairment of goodwill	—	4,944
Increase in cash surrender value of life insurance	(473)	(491)
Depreciation and amortization	2,028	2,149
(Gain) loss on sales and impairment of premises and equipment	(22)	1,481
Net losses on sale and write downs of other real estate owned	4,595	2,891
Gain on sale of securities	(1,648)	(2,078)
Amortization of core deposit intangible	820	892
Deferred tax provision	(8,987)	5,279
Stock based compensation expense	295	144
Originations of mortgage loans held-for-sale	(100,516)	(407,551)
Proceeds from sales of mortgage loans	108,393	447,370
Decrease in capital lease obligations	(67)	(28)
Decrease in accrued interest receivable	515	1,500
Decrease in other assets	4,246	6,224
Decrease in accrued interest payable	(873)	(621)
Increase (decrease) in other liabilities	(1,435)	45
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,053	62,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(73,767)	(110,103)
Proceeds from sales of available-for-sale securities	35,444	89,111
Proceeds from maturities of available-for-sale securities	55,883	29,930
Net decrease in loans	52,550	94,863
Proceeds from the redemption of Federal Home Loan Bank stock	1,975	2,411
Purchases of premises and equipment	(1,383)	(2,823)
Proceeds from the sale of premises and equipment	37	106
Proceeds from the sale of other real estate owned	11,446	12,165
NET CASH PROVIDED BY INVESTING ACTIVITIES	82,185	115,660
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	7,167	37,799
Net decrease in time certificates	(87,048)	(274,093)
Net decrease in borrowed funds	(3,240)	(8,459)
Proceeds from the issuance of common stock	—	6,402
Preferred dividends paid	(3,813)	(616)
NET CASH USED IN FINANCING ACTIVITIES	(86,934)	(238,967)

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$30,304	$(60,863)

CASH AND CASH EQUIVALENTS:
Beginning of year	92,918	229,780
End of year	$123,222	$168,917

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$18,317	$21,285
Cash paid for income taxes	$—	$26

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$13,369	$10,781
Unrealized gain on investment securities available-for-sale, net of tax effect	$1,992	$4,513

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation (the "Company") and its subsidiary, Yadkin Valley Bank and Trust Company (the "Bank"). On July 1, 2006, the Bank became a subsidiary of the Company through a one for one share exchange of the then outstanding 10,648,300 shares. Sidus Financial, LLC (“Sidus”) is a single member limited liability company with the Bank as its single member. Sidus offers mortgage banking services and is headquartered in Greensboro, NC. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2011 Annual Report on Form 10-K (the "2011 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. Operating results, for the three and nine months ended September 30, 2012, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2011 Form 10-K.

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

Mortgage banking activity income includes gains on sale of mortgage loans made with the intent to sell, revenue from the fair value gains and losses recognized on interest rate lock commitments and forward sales commitments, direct costs related to the gain of mortgage loans, and costs related to representations and warranties and other obligations incurred in the sales of mortgage loans. Also included in mortgage banking activity income is all servicing income earned in connection with servicing activities and mortgage servicing rights valuation adjustments. When the Bank retains the right to service a sold mortgage loan, the previous carrying amount is allocated between the loan sold and the retained mortgage servicing right based on their relative fair values on the date of transfer. The Bank uses the fair value method of accounting for mortgage servicing rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.

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

2. New Accounting Standards

Recently Adopted Accounting Standards

In 2011, the FASB issued Accounting Standards Update No. 2011-04 "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements" ("ASU 2011-04"). The ASU 2011-04 amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. The guidance did not have a material impact on the Company's consolidated financial statements, and the disclosure requirements were included in this Form 10-Q.

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

3. Stock-based Compensation

During the three and nine months ended September 30, 2012, 1,000 and 8,500 options were vested, respectively. During the three and nine months ended September 30, 2011, 2,300 and 22,600 options were vested, respectively. At September 30, 2012, there were 11,000 options unvested and no shares available for grants of options other than shares available under the Company's 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the "Omnibus Plan"). Total options outstanding at September 30, 2012 were 246,967.

There were no options granted or exercised during the first three or nine months ended September 30, 2012 or 2011.

As of September 30, 2012, there are 640,500 restricted shares outstanding, of which 42,663 shares of restricted stock are vested and 597,837 shares are nonvested. There were no shares of restricted stock issued during the three months ended September 30, 2012. There were 497,500 shares of restricted stock issued during the nine months ended September 30, 2012 at an average fair value of $2.31, and 20,000 restricted shares were forfeited. Of the 497,500 shares issued during 2012, 490,000 were issued with performance and service conditions. These conditions are based on achieving certain earnings and credit performance standards and require a minimum of 2-years of service. During the first nine months of 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. There were no restricted shares granted in the third quarter of 2011.

The compensation expense related to options and restricted shares was $130,344 for the three month period ended September 30, 2012 and $294,384 for the nine months ended September 30, 2012. The compensation expense related to options and restricted shares was $53,728 for the three-month period ended September 30, 2011 and $144,101 for the nine month period ended September 30, 2011. As of September 30, 2012, there was $1,128,303 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.3 years.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

4. Investment Securities

Investment securities at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$20,008	$44	$—	$20,052
After 1 but within 5 years	12,779	38	—	12,817
	32,787	82	—	32,869
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	67	1	—	68
After 1 but within 5 years	490	28	—	518
After 5 but within 10 years	11,526	345	—	11,871
After 10 years	68,847	1,972	12	70,807
	80,930	2,346	12	83,264
Collateralized mortgage obligations due:
After 1 but within 5 years	1,743	7	—	1,750
After 5 but within 10 years	10,332	322	—	10,654
After 10 years	124,469	1,060	450	125,079
	136,544	1,389	450	137,483
Private label collateralized mortgage obligations due:
After 5 but within 10 years	190	—	7	183
After 10 years	853	23	—	876
	1,043	23	7	1,059
State and municipal securities due:
Within 1 year	720	11	—	731
After 1 but within 5 years	5,738	367	—	6,105
After 5 but within 10 years	19,025	1,648	—	20,673
After 10 years	24,816	2,444	—	27,260
	50,299	4,470	—	54,769
Common and preferred stocks:	1,115	42	45	1,112
Total available-for-sale securities	$302,718	$8,352	$514	$310,556

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$9,988	$51	$—	$10,039
After 1 but within 5 years	13,622	65	—	13,687
	23,610	116	—	23,726
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	476	18	—	494
After 5 but within 10 years	3,481	281	—	3,762
After 10 years	60,388	959	393	60,954
	64,345	1,258	393	65,210
Collateralized mortgage obligations due:
After 5 but within 10 years	13,986	478	—	14,464
After 10 years	150,915	1,241	592	151,564
	164,901	1,719	592	166,028
Private label collateralized mortgage obligations due:
After 5 but within 10 years	275	10	—	285
After 10 years	1,028	—	57	971
	1,303	10	57	1,256
State and municipal securities due:
Within 1 year	618	5	—	623
After 1 but within 5 years	6,575	347	—	6,922
After 5 but within 10 years	21,252	1,639	19	22,872
After 10 years	40,455	2,255	9	42,701
	68,900	4,246	28	73,118
Common and preferred stocks:	1,113	23	52	1,084
Total available-for-sale securities	$324,172	$7,372	$1,122	$330,422

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At September 30, 2012, $83.3 million of the Bank's mortgage-backed securities were pass-through securities and $138.5 million were collateralized mortgage obligations. At December 31, 2011, $65.2 million of the Bank's mortgage-backed securities were pass-through securities and $167.3 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three and nine months ended September 30, 2012 were $1.3 million and $1.6 million, respectively. Gross realized gains on the sale of securities for the three and nine months ended September 30, 2011 were $1,600,000 million and $2,078,000.0 million, respectively. There were no losses on the sale of securities available-for-sale for the three and nine months ended September 30, 2012 or 2011.

Investment securities with carrying values of approximately $86,037,077 and $120,227,824 at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. Securities that have been in a loss position for twelve months or more at September 30, 2012 include one mortgage backed security, one collateralized mortgage obligation and two other securities. The key factors considered in evaluating

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2011 include three mortgage-backed securities, two collateralized mortgage obligations, one private label collateralized mortgage obligation and one common stock. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three and nine months ended September 30, 2012, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
September 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$—	$—	$4,204	$12	$4,204	$12
Collateralized mortgage obligations	26,982	198	20,689	252	47,671	450
Private label collateralized mortgage obligations	183	7	—	—	183	7
Common and preferred stocks	—	—	66	45	66	45
Total temporarily impaired securities	$27,165	$205	$24,959	$309	$52,124	$514

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$13,121	$45	$16,751	$348	$29,872	$393
Collateralized mortgage obligation	70,421	505	5,043	87	75,464	592
Private label collateralized mortgage obligations	—	—	971	57	971	57
State and municipal securities	3,429	28	—	—	3,429	28
Common and preferred stocks, and other	6	1	53	51	59	52
Total temporarily impaired securities	$86,977	$579	$22,818	$543	$109,795	$1,122

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $6,715,208 at September 30, 2012 and $8,771,278 at December 31, 2011. Cost method investments at September 30, 2012 include $4,154,700 in Federal Home Loan Bank ("FHLB") stock and $2,560,508 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at September 30, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) as of September 30, 2012. During the three and nine months ended September 30, 2011, the Company's investment in a financial services company and a local community bank were considered to be other than temporarily impaired and approximately $116,003 and $73,848, respectively, was charged-off. In addition to the impairment charges recorded for the nine months ended September 30, 2011, the Company sold one of its investments in a financial services company for a loss of $79,910. There were no other than temporary impairments recorded for the three or nine months ended September 30, 2012.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2012, the Company had commitments outstanding of $266.8 million for additional loan amounts. Commitments of Sidus, the Bank's mortgage lending subsidiary, are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $7.5 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At September 30, 2012, Sidus had $63.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $88.0 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three and nine months ended September 30, 2012 excludes 597,837 shares of unvested restricted stock. Weighted average shares outstanding for the three and nine months ended September 30, 2011 excludes 161,334 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic EPS denominator:
Weighted average number of common shares outstanding	19,389,251	19,527,855	19,382,649	17,858,777
Dilutive potential common shares	—	—	—	—
Diluted EPS denominator	19,389,251	19,527,855	19,382,649	17,858,777

For the quarter ended September 30, 2012 and 2011, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the quarter and nine months ended September 30, 2012, there were 246,967 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share and 596,835 shares of restricted stock not considered dilutive because they were antidilutive under the

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

treasury stock method or because performance and service criteria had not been met. During the quarter ended September 30, 2012 there were 1,002 shares of restricted stock that would have been considered dilutive had the Company reported net income for the period. The non-dilutive options had exercise prices ranging from $3.84 to $19.07 per share. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings (loss) per share for the year-to-date period ended September 30, 2011 due to the Company's loss position for that period.

8. Shareholders' Equity

Effective October 1, 2012, North Carolina passed the Banking Modernization Act, pursuant to Section 53C-4-7 of which, the Bank, as a North Carolina banking corporation, may pay dividends if such distributions will not reduce its capital below its applicable “required capital.” The Bank's “required capital” is that amount of capital required for the Bank to be deemed “adequately capitalized” under applicable federal regulatory capital ratios. Currently, the Bank exceeds each of these federal regulatory capital ratios. However, the Bank is currently prohibited from paying dividends to the holding company without prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Banking Commissioner. In addition, the Company has committed to the regulators that the Bank will maintain a Tier 1 leverage ratio of 8%, which is higher than the statutory Tier 1 leverage ratio of 5.00% to be classified as well-capitalized. The Company deferred dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (“Series T Preferred Stock”), and its Fixed Rate Cumulative Perpetual Preferred Stock, Series T- ACB (the “Series T-ACB Preferred Stock” and together with the Series T Preferred Stock, the “TARP Preferred Stock”), and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011 and the first and second quarters of 2012. However, in August 2012, the Company received regulatory approval and paid in all of the outstanding deferred dividends on the TARP Preferred Stock and all accrued but unpaid interest on the trust preferred securities payments in full, including the required payments for the third quarter of 2012. The Company is now current on its payment obligations on its Series T and Series T-ACB Preferred Stock and on the trust preferred securities.

On September 12, 2012, the U.S. Treasury completed the sale of its $36 million of Series T Preferred Stock and $13.3 million of its Series T-ACB Preferred Stock investment in the Company to private investors through a registered public offering. There was no impact to the Company's financial condition or operating results due to the transaction.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $2.0 million at September 30, 2012, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $212,923. The Company had a gain of $334 on the interest rate swap asset and a loss of $334 on the interest rate swap liability for the three months ended September 30, 2012. The Company had a gain of $4,057 on the interest rate swap asset and a loss of $4,057 on the interest rate swap liability for the nine months ended September 30, 2012. The Company had a gain of $54,211 on the interest rate swap asset and a loss of $54,211 on the interest rate swap liability for the three months ended September 30, 2011. The Company had a gain of $68,357 on the interest rate swap asset and a loss of $68,357 on the interest rate swap liability for the nine months ended September 30, 2011. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2011 and was included in other assets and other liabilities at their fair market value of $216,979. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

At September 30, 2012, Sidus had $63.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $88 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other assets was $1,008,706 at September 30, 2012. The fair value of the interest rate lock commitments recorded in liabilities was $(491,245) at September 30, 2012. Recognition of gains related to the change in fair value of forward sales commitments were $41,610 and $330,279 for the three and nine months ended September 30, 2012, respectively, and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments were $64,294 and $141,071 for the three and nine months ended September 30, 2012, respectively, and are included in mortgage banking activities income. Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $56,698 and $100,565 for the three months ended September 30, 2011, respectively, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and losses related to forward sales commitments were $50,398 and $86,737, respectively, for the nine months ended September 30, 2011, and are included in other income. At December 31, 2011, Sidus had $51.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $67.4 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $57,363 at December 31, 2011. The fair value of the forward sales commitments recorded in other assets was $129,818 at December 31, 2011.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at September 30, 2012 and December 31, 2011 by class:

	September 30,	December 31,
	2012	2011
	(in thousands)
Construction and land development	$147,408	$202,803
Commercial real estate:
Owner occupied	346,908	348,931
Non-owner occupied	230,854	242,827
Residential mortgages:
1-4 family	174,712	179,047
Multifamily	37,987	39,881
Home equity lines of credit	196,489	201,220
Commercial	168,510	177,047
Consumer and other	54,772	58,283
Total	1,357,640	1,450,039
Less: Net deferred loan origination fees	1,228	885
Allowance for loan losses	(27,231)	(32,848)
Loans, net	$1,331,637	$1,418,076

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $577.8 million and $591.8 million at September 30, 2012 and December 31, 2011, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $147.4 million and $202.8 million at September 30, 2012 and December 31, 2011, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
During the third quarter of 2012, the Company performed a review of all amortizing commercial construction loans to determine if loans written as a combination construction to permanent financing should be reclassified as commercial real estate loans. As a result of this review, the Company identified approximately $25.3 million in loans previously coded as construction that needed to be properly reclassified as permanent commercial real estate loans. There was no material impact to allowances for loan losses related to this transfer.
Residential one-to-four family loans amounted to $174.7 million and $179.0 million at September 30, 2012 and December 31, 2011, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
During the first nine months of 2012, the decision was made by management to transfer two classified non-owner occupied commercial real estate loans in the amount of $7.6 million and $8.4 million from loans held-for-investment to loans held-for-sale. As a result of this transfer, approximately $4.3 million was charged-off in order to record the loans at fair value at time of transfer.
Commercial Loans. At September 30, 2012 and December 31, 2011, the Bank's commercial loan portfolio totaled $168.5 million and $177.0 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $54.8 million and $58.3 million at September 30, 2012 and December 31, 2011, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

The following is a summary of the credit risk grade definitions for all loan types:

“1” - High Quality- These loans represent a credit extension of the highest quality. The borrower's historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

"7B"- Doubtful- Loans and other credit extensions graded “7b” have all the weaknesses inherent in those graded “7,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification are placed in non-accrual status, with collections applied to principal on the bank's books and evaluated for impairment. All loans in this category are considered impaired and all material loans are evaluated for a specific reserve in accordance with FAS 114 and the bank's ALLL methodology and specific reserve guidelines.

“8” - Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following is a summary of credit quality indicators by class at September 30, 2012 and December 31, 2011:

Real Estate Credit Exposure as of September 30, 2012
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$121	$—	$379	$—	$116
Good Quality	480	—	—	1,416	—	7,566
Satisfactory	22,165	107,794	59,713	96,222	7,856	119,279
Merits Attention	70,357	192,518	137,137	58,010	28,164	59,019
Special Mention	22,137	23,906	21,108	8,479	575	4,223
Substandard	10,428	5,171	2,013	3,087	609	2,336
Substandard impaired	19,632	17,398	10,883	7,119	783	3,950
Doubtful	2,209	—	—	—	—	—
Loss	—	—	—	—	—	—
	$147,408	$346,908	$230,854	$174,712	$37,987	$196,489

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Other Credit Exposures as of September 30, 2012
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,620	$2,473	$5,709
Good Quality	5,300	1,383	16,145
Satisfactory	50,336	24,880	488,245
Merits Attention	81,934	24,748	651,887
Special Mention	17,549	629	98,606
Substandard	1,613	88	25,345
Substandard impaired	9,158	571	69,494
Doubtful	—	—	2,209
Loss	—	—	—
	$168,510	$54,772	$1,357,640

Real Estate Credit Exposure as of December 31, 2011
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$126	$—	$423	$—	$132
Good Quality	543	32	117	1,701	—	7,545
Satisfactory	30,446	110,051	61,416	98,992	8,789	125,932
Merits Attention	93,974	180,173	134,247	57,310	28,824	58,576
Special Mention	41,739	23,326	24,307	9,112	697	4,807
Substandard	5,054	10,069	11,162	3,586	629	2,006
Substandard impaired	31,047	25,154	11,578	7,923	942	2,222
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$202,803	$348,931	$242,827	$179,047	$39,881	$201,220

Other Credit Exposures as of December 31, 2011
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,690	$1,831	$5,202
Good Quality	5,472	1,482	16,892
Satisfactory	55,309	27,508	518,443
Merits Attention	80,064	25,607	658,775
Special Mention	12,224	1,189	117,401
Substandard	10,367	118	42,991
Substandard impaired	10,921	548	90,335
Doubtful	—	—	—
Loss	—	—	—
	$177,047	$58,283	$1,450,039

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of September 30, 2012 and December 31, 2011.

Nonperforming loans as of September 30, 2012 totaled $57.1 million, or 4.12% of total loans, compared with $70.4 million, or 4.78% of total loans, as of December 31, 2011. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 505 at December 31, 2011 to 441 at September 30, 2012.

The following is a breakdown of nonaccrual loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$16,497	$26,575
Commercial Real Estate:
Owner occupied	14,771	16,339
Non-owner occupied	5,936	7,634
Mortgages:
1-4 Family first lien	6,370	7,271
Multifamily	713	942
Home Equity lines of credit	3,950	2,222
Commercial	8,293	8,896
Consumer and other	523	475
Total	$57,053	$70,354

Past due loans reported in the following table do not include loans granted forbearance terms since payments terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank's aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
September 30, 2012	(in thousands)
Construction	$706	$2,258	$8,223	$11,187	$136,221	$147,408
Commercial real estate:
Owner occupied	1,414	1,883	3,727	7,024	339,884	346,908
Non-owner occupied	2,686	2,178	3,141	8,005	222,849	230,854
Commercial	767	3,678	3,055	7,500	161,010	168,510
Mortgages:
Secured 1-4 family- first lien	2,286	1,534	3,406	7,226	167,486	174,712
Multifamily	6	79	—	85	37,902	37,987
Home equity lines of credit	1,345	216	2,209	3,770	192,719	196,489
Consumer and other	276	112	258	646	54,126	54,772
Total	$9,486	$11,938	$24,019	$45,443	$1,312,197	$1,357,640

December 31, 2011
Construction	$2,265	$402	$15,538	$18,205	$184,598	$202,803
Commercial real estate:
Owner occupied	4,342	1,215	3,727	9,284	339,647	348,931
Non-owner occupied	9,723	86	4,679	14,488	228,339	242,827
Commercial	586	1,432	2,087	4,105	172,942	177,047
Mortgages:
Secured 1-4 family- first lien	3,441	1,049	2,955	7,445	171,602	179,047
Multifamily	277	—	896	1,173	38,708	39,881
Home equity lines of credit	—	634	856	1,490	199,730	201,220
Consumer and other	375	61	128	564	57,719	58,283
Total	$21,009	$4,879	$30,866	$56,754	$1,393,285	$1,450,039

Impaired Loans. Management considers certain loans graded “substandard impaired” (loans graded 7), "doubtful" (loans graded 7B) or “loss” (loans graded 8) to be individually impaired and may consider “substandard” loans (loans graded 6) individually impaired depending on the borrower's payment history. The Bank measures impairment based upon probable cash flows or the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of larger loans if the appraisal is more than 12 months old.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2012 and December 31, 2011:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2012	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$13,376	$14,563	$—	$14,694	$125	$20,382	$275
Commercial real estate:
Owner occupied	14,056	14,756	—	13,840	23	15,594	332
Non-owner occupied	3,506	3,893	—	4,017	29	8,193	39
Commercial	6,226	6,432	—	6,403	—	6,316	130
Mortgages:
Secured 1-4 family real estate	968	991	—	1,432	—	2,680	29
Multifamily	701	884	—	703	4	702	7
Home equity lines of credit	1,706	1,767	—	1,588	—	1,320	7
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$4,649	$5,382	$1,249	$4,106	$—	$2,379	$—
Commercial real estate:
Owner occupied	5,212	5,220	279	6,154	66	6,910	134
Non-owner occupied	4,029	4,300	476	3,491	26	1,768	42
Commercial	2,790	2,936	1,632	2,865	—	3,006	164
Mortgages:
Secured 1-4 family real estate	903	919	155	449	—	411	3
Multifamily	—	—	—	—	—	30	7
Home equity lines of credit	—	—	—	29	—	111	—
Consumer and other	—	—	—	54	—	67	—
Total impaired loans
Construction	$18,025	$19,945	$1,249	$18,800	$125	$22,761	$275
Commercial real estate:
Owner occupied	19,268	19,976	279	19,994	89	22,504	466
Non-owner occupied	7,535	8,193	476	7,508	55	9,961	81
Commercial	9,016	9,368	1,632	9,268	—	9,322	294
Mortgages:
Secured 1-4 family real estate	1,871	1,910	155	1,881	—	3,091	32
Multifamily	701	884	—	703	4	732	14
Home equity lines of credit	1,706	1,767	—	1,617	—	1,431	7
Consumer and other	—	—	—	54	—	67	—
Total impaired loans individually reviewed for impairment	$58,122	$62,043	$3,791	$59,825	$273	$69,869	$1,169

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	As of December 31, 2011			Quarter to Date September 30, 2011		Year to Date September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$28,067	$40,045	$—	$22,835	$81	$26,288	$139
Commercial real estate:
Owner occupied	17,586	20,070	—	10,104	88	13,166	175
Non-owner occupied	8,639	11,255	—	6,640	59	8,591	155
Commercial	6,381	6,436	—	2,560	42	3,636	126
Mortgages:
Secured 1-4 family real estate	3,843	4,285	—	2,372	14	2,851	24
Multifamily	295	309	—	299	—	304	—
Home equity lines of credit	525	694	—	707	—	725	—
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,011	$1,011	$570	$9,159	$2	$8,740	$5
Commercial real estate:
Owner occupied	6,459	6,533	585	3,209	7	5,891	22
Non-owner occupied	975	1,363	143	2,517	—	4,994	—
Commercial	2,914	2,920	2,511	1,067	24	5,218	71
Mortgages:
Secured 1-4 family real estate	498	517	45	1,010	2	2,331	6
Multifamily	300	319	135	460	—	454	—
Home equity lines of credit	403	412	112	749	—	720	—
Consumer and other	—	—	—	130	—	129	—
Total impaired loans
Construction	$29,078	$41,056	$570	$31,994	$83	$35,028	$144
Commercial real estate:
Owner occupied	24,045	26,603	585	13,313	95	19,057	197
Non-owner occupied	9,614	12,618	143	9,157	59	13,585	155
Commercial	9,295	9,356	2,511	3,627	66	8,854	197
Mortgages:
Secured 1-4 family real estate	4,341	4,802	45	3,382	16	5,182	30
Multifamily	595	628	135	759	—	758	—
Home equity lines of credit	928	1,106	112	1,456	—	1,445	—
Consumer and other	—	—	—	130	—	129	—
Total impaired loan individually reviewed for impairment	$77,896	$96,169	$4,101	$63,818	$319	$84,038	$723

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $15,000 and $49,000 as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $380,887. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of September 30, 2012 was $35.6 million with related reserves of $1.8 million. Approximately $13.9 million of troubled debt restructured loans are accruing interest as of September 30, 2012, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2011 were $43.5 million with related reserves of $2.3 million. Approximately $17.2 million of troubled debt restructured loans are accruing interest as of December 31, 2011, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the three and nine months ended September 30, 2012 and September 30, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended September 30, 2012
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)
Below market interest rate
Secured 1-4 family mortgages	1	$396	$391
Total	1	$396	$391

Extended payment terms
Construction	2	$521	$521
Commercial real estate:
Non-owner occupied	2	1,375	1,156
Owner occupied	2	353	331
Total	6	$2,249	$2,008

Total	7	$2,645	$2,399

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)
Below market interest rate
Secured 1-4 family mortgages	1	$396	$391
Total	1	$396	$391

Extended payment terms
Construction	5	$1,231	$873
Commercial real estate:
Non-owner occupied	3	1,586	1,367
Owner occupied	7	2,065	2,021
Commercial	6	1,872	1,482
1-4 Family Residential	3	827	751
Consumer	1	26	24
Total	25	$7,607	$6,518
Principal payment reduction
Commercial real estate:
Owner occupied	2	$571	$571
Consumer	1	165	9
Total	3	$736	$580

Total	29	$8,739	$7,489

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Three Months Ended September 30, 2011
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)
Below market interest rate
Construction	2	$1,721	$1,705
Secured 1-4 family mortgages	1	150	150
Total	3	$1,871	$1,855

Extended payment terms
Construction	3	$595	$586
Commercial real estate:
Non-owner occupied	2	734	139
Owner occupied	4	6,834	6,404
Commercial	1	120	120
Total	10	$8,283	$7,249

Principal payment reduction
Construction	1	$400	$258
Commercial	1	16	15
Total	2	$416	$273

Total	15	$10,570	$9,377

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)
Below market interest rate
Construction	3	$2,221	$2,131
Secured 1-4 family mortgages	1	150	150
Total	4	$2,371	$2,281

Extended payment terms
Construction	8	2,705	2,449
Commercial real estate:
Non-owner occupied	3	1,133	533
Owner occupied	9	8,230	7,743
Commercial	3	346	120
1-4 Family Residential	2	327	197
Consumer	—	—	—
Total	25	$12,741	$11,042
Principal payment reduction
Construction	4	3,302	1,060
Commercial real estate:
Owner occupied	1	240	—
Commercial	2	64	62
Home equity lines of credit	1	165	165
Total	8	3,771	1,287

Total	37	$18,883	$14,610

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the nine months ended September 30, 2012 and three and nine months ended September 30, 2011. There were no payment defaults for troubled debt restructurings for the three months ended September 30, 2012.

	Nine months ended September 30, 2012
	Number of loans	Recorded investment
Below Market Rate		(in thousands)
Construction	1	$578
Total	1	$578
Extended payment terms
Consumer	1	$24
Total	1	$24

Total	2	$602

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms		(in thousands)		(in thousands)
Construction	1	$221	1	$221
Commercial real estate:
Non-owner occupied	1	1,789	1	1,789
Commercial	—	—	2	226
Secured 1-4 family mortgages	1	120	1	120
Total	3	$2,130	5	$2,356

Principal payment reduction
Construction	1	$797	1	$797
Commercial real estate:
Owner occupied	—		1	240
Total	1	$797	2	$1,037

Total	4	$2,927	7	$3,393

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $4.3 million for the quarter ended September 30, 2012 as compared to $2.0 million for the quarter ended September 30, 2011. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

During the second quarter of 2012, the Company completed the transition to the use of migration analysis in calculating historical loss experience for collectively evaluated loans.  This method takes into consideration the probability of loss for each loan type by credit quality, and historical losses given default by loan type.  Previously, the Company utilized migration analysis in  determining its reserve for classified loans, while continuing to incorporate average historical losses for all collectively evaluated loans.  The migration analysis is utilized across all risk categories and for all non-impaired loans, and average historical losses are excluded from the calculation.  The impact of this change to the allowance for loan losses was an increase of $1.4 million in general reserve allocation during the second quarter of 2012.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at September 30, 2012 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents changes in the allowance for loan losses for the three months ended September 30, 2012 and 2011:

	June 30, 2012	Charge-offs	Recoveries	Provision	September 30, 2012
	(Amounts in thousands)
Construction	$5,903	$3,881	$45	$3,675	$5,742
Commercial real estate:
Owner occupied	5,630	146	2	(943)	4,543
Non-owner occupied	3,582	697	256	1,096	4,237
Commercial	4,715	771	63	624	4,631
Mortgages:
Secured 1-4 family- first lien	3,063	57	4	(83)	2,927
Multifamily	563	—	—	5	568
Home equity lines of credit	4,399	372	29	(162)	3,894
Consumer and other	942	313	21	39	689
	$28,797	$6,237	$420	$4,251	$27,231

	June 30, 2011	Charge-offs	Recoveries	Provision	September 30, 2011
	(Amounts in thousands)
Construction	$10,770	$1,175	$630	$(390)	$9,835
Commercial real estate:
Owner occupied	6,701	546	3	(506)	5,652
Non-owner occupied	4,280	1,101	—	707	3,886
Commercial	4,020	489	278	976	4,785
Mortgages:
Secured 1-4 family- first lien	4,514	584	84	223	4,237
Multifamily	526	—	—	48	574
Home equity lines of credit	4,012	973	17	867	3,923
Consumer and other	829	156	77	31	781
	$35,652	$5,024	$1,089	$1,956	$33,673

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2012 and 2011:

	December 31, 2011	Charge-offs	Recoveries	Provision	September 30, 2012
	(Amounts in thousands)
Construction	$8,214	$7,823	$323	$5,028	$5,742
Commercial real estate:
Owner occupied	5,792	2,019	126	644	4,543
Non-owner occupied	4,668	2,461	289	1,741	4,237
Commercial	5,712	1,789	829	(121)	4,631
Mortgages:
Secured 1-4 family- first lien	3,726	625	153	(327)	2,927
Multifamily	805	213	—	(24)	568
Home equity lines of credit	3,310	1,073	50	1,607	3,894
Consumer and other	621	521	317	272	689
	$32,848	$16,524	$2,087	$8,820	$27,231

	December 31, 2010	Charge-offs	Recoveries	Provision	September 30, 2011
	(Amounts in thousands)
Construction	$12,014	$9,050	$1,710	$5,161	$9,835
Commercial real estate:
Owner occupied	5,958	3,382	109	2,967	5,652
Non-owner occupied	7,150	3,434	52	118	3,886
Commercial	4,335	2,513	389	2,574	4,785
Mortgages:
Secured 1-4 family- first lien	3,706	2,364	161	2,734	4,237
Multifamily	424	11	—	161	574
Home equity lines of credit	3,298	2,659	97	3,187	3,923
Consumer and other	867	569	169	314	781
	$37,752	$23,982	$2,687	$17,216	$33,673

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following tables provide the a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of September 30, 2012 and December 31, 2011.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of September 30, 2012	(Amounts in thousands)
Construction	$1,249	$18,025	$4,493	$129,383
Commercial real estate:
Owner occupied	279	19,268	4,264	327,640
Non-owner occupied	476	7,535	3,761	223,319
Commercial	1,632	9,016	2,999	159,494
Mortgages:
Secured 1-4 family- first lien	155	1,871	2,773	172,841
Multifamily	—	701	567	37,286
Home equity lines of credit	—	1,706	3,894	194,783
Consumer and other	—	—	689	54,772
	$3,791	$58,122	$23,440	$1,299,518

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2011	(Amounts in thousands)
Construction	$570	$29,078	$7,644	$173,725
Commercial real estate:
Owner occupied	585	24,045	5,207	324,886
Non-owner occupied	143	9,614	4,525	233,213
Commercial	2,511	9,295	3,201	167,752
Mortgages:
Secured 1-4 family- first lien	45	4,341	3,681	174,706
Multifamily	135	595	670	39,286
Home equity lines of credit	112	928	3,198	200,292
Consumer and other	—	—	621	58,283
	$4,101	$77,896	$28,747	$1,372,143

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $201,000 and $221,000 as of September 30, 2012 and December 31, 2011, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of September 30, 2012, the Company had reserves for mortgage loans sold of $1.7 million, and charges against reserves for the three months ended September 30, 2012 were $115,238. For the three and nine months ended September 30, 2012, the Company recorded $204,861 and $234,576 in provision expense related to potential repurchase and warranties exposure on the $94 million and $288.6 million in loan sales that occurred during that period, respectively. For the three months ended September 30, 2011, the Company recorded $18,000 in provision expense related to potential repurchase and warranties exposure. There were no charges against reserves for the three and nine months ended September 30, 2011.  For the quarters and nine months ended September 30, 2012 and 2011, the Company did not repurchase any mortgage loans sold. As of December 31, 2011, the Company had reserves for mortgage loans sold of $1.8 million.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents a rollforward of interest rate swaps from June 30, 2012 to September 30, 2012, and from June 30, 2011 to September 30, 2011.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, June 30, 2011	$173	$173
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	55	55
Balance, September 30, 2011	$228	$228

Balance, June 30, 2012	$213	$213
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	—	—
Balance, September 30, 2012	$213	$213

The following table presents a rollforward of interest rate swaps from December 31, 2011 to September 30, 2012, and from December 31, 2010 to September 30, 2011.
	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	69	69
Balance, September 30, 2011	$228	$228

Balance, December 31, 2011	$217	$217
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(4)	(4)
Balance, September 30, 2012	$213	$213

Interest Rate Locks and Forward Loan Sale Commitments

Sidus, the Company's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At September 30, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(491,245) and $1,008,706, respectively. At December 31, 2011, the amount of fair value associated with these interest rate lock commitments and sale commitments was $129,818 and $57,363, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents a rollforward of interest rate lock commitments for the three months ended September 30, 2012 and 2011, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, June 30, 2012 and 2011	$578	$16
Gains/losses included in other income	(1,069)	314
Transfer in and out	—	—
Balance, September 30, 2012 and 2011	$(491)	$330

The following table presents a rollforward of interest rate lock commitments for the nine months ended September 30, 2012 and 2011, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$130	$105
Gains/losses included in other income	(621)	225
Transfer in and out	—	—
Balance, September 30, 2012 and 2011	$(491)	$330

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights from December 31, 2011 and 2010 to September 30, 2012 and 2011 and June 30, 2012 and 2011 to September 30, 2012 and 2011 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, June 30, 2012 and 2011	$1,889	$2,193
Capitalized	300	71
Gains/losses included in other income	(153)	(248)
Balance, September 30, 2012 and 2011	$2,036	$2,016

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$1,871	$2,144
Capitalized	645	266
Gains/losses included in other income	(480)	(394)
Balance, September 30, 2012 and 2011	$2,036	$2,016

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At September 30, 2012, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at September 30, 2012 is $22.3 million. At December 31, 2011 the carrying value of OREO was $25.0 million. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

September 30, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$32,869	$—	$32,869	$—
Government sponsored agencies:
Residential mortgage-backed securities	83,264	—	83,264	—
Collateralized mortgage obligations	137,483	—	137,483	—
Private label collateralized mortgage obligations	1,059	—	1,059	—
State and municipal securities	54,769	—	54,769	—
Common and preferred stocks	1,112	1,112	—	—
Interest rate swap agreements	213	—	—	213
Interest rate swap agreements	(213)	—	—	(213)
Interest rate lock commitments	(491)	—	—	(491)
Forward loan sale commitments	1,008	—	1,008	—
Mortgage servicing rights	2,036	—	—	2,036

December 31, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,726	$—	$23,726	$—
Government sponsored agencies:
Residential mortgage-backed securities	65,210	—	65,210	—
Collateralized mortgage obligations	166,028	—	166,028	—
Private label collateralized mortgage obligations	1,256	—	1,256	—
State and municipal securities	73,118	—	73,118	—
Common and preferred stocks	1,084	1,084	—	—
Interest rate swap agreements	216	—	—	216
Interest rate swap agreements	(216)	—	—	(216)
Interest rate lock commitments	130	—	—	130
Forward loan sale commitments	57	—	57	—
Mortgage servicing rights	1,871	—	—	1,871

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$213	Discounted cash flow	Discount rate	1-4% (1.20%)
Interest Rate Lock Commitments	(491)	Pricing model	Pull through rates	80-86%
Mortgage Servicing Rights	2,036	Discounted cash flow	Constant prepayment rate	20.03%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$13,793	Discounted appraisals	Collateral discounts	15-50%
Other real estate owned	8,715	Discounted appraisals	Collateral discounts	6-15%

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
September 30, 2012	(Amounts in thousands)
Other real estate owned	$8,715	$—	$—	$8,715
Impaired loans:
Construction	3,400	—	—	3,400
Commercial real estate:
Owner occupied	4,933	—	—	4,933
Non-owner occupied	3,553	—	—	3,553
Commercial	1,158	—	—	1,158
Mortgages:
Secured 1-4 family real estate	749	—	—	749
Multifamily	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2011	(Amounts in thousands)
Other real estate owned	$5,391	$—	$—	$5,391
Impaired loans:
Construction	441	—	—	441
Commercial real estate:
Owner occupied	5,874	—	—	5,874
Non-owner occupied	832	—	—	832
Commercial	403	—	—	403
Mortgages:
Secured 1-4 family real estate	453	—	—	453
Multifamily	165	—	—	165
Home equity lines of credit	291	—	—	291
Consumer and other	—	—	—	—

There were no transfers between valuation levels for any assets during the quarter ended September 30, 2012 or the quarter ended September 30, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$123,222	$123,222	$123,222	$—	$—
Investment securities	310,556	310,556	1,112	309,444	—
Loans and loans held-for-sale, net	1,356,403	1,228,930	—	—	1,228,930
Accrued interest receivable	6,229	6,229	—	6,229	—
Federal Home Loan Bank stock	4,155	4,155	4,155	—	—
Forward sales commitments	1,008	1,008	—	1,008	—
Interest rate swap agreements	213	213	—	—	213
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	862,622	858,491	—	858,491	—
Time deposits	788,838	800,977	—	800,977	—
Borrowed funds	102,299	103,270	—	103,270	—
Accrued interest payable	1,746	1,746	—	1,746	—
Interest rate swap agreements	213	213	—	—	213
Interest rate lock commitments	491	491	—	—	491

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$92,918	$92,918	$92,918	$—	$—
Investment securities	330,422	330,422	1,084	329,338	—
Loans and loans held-for-sale, net	1,437,610	1,365,586	—	—	1,365,586
Accrued interest receivable	6,745	6,745	—	6,745	—
Federal Home Loan Bank stock	6,130	6,130	6,130	—	—
Forward sales commitments	57	57	—	57	—
Interest rate swap agreements	216	216	—	—	216
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	855,455	855,455	—	855,455	—
Time deposits	875,886	885,903	—	885,903	—
Borrowed funds	105,539	106,923	—	106,923	—
Accrued interest payable	2,619	2,619	—	2,619	—
Interest rate swap agreements	216	216	—	—	216
Interest rate lock commitments	130	130	—	—	130

The carrying amounts of cash and cash equivalents approximate their fair value.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.

For certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the lower of cost or market as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 10.0%.

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock.

The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2012 and December 31, 2011, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

13. Business Segment Information

The Company has two reportable segments, including banking activities and mortgage banking activities, which includes mortgage activities at the Bank and at Sidus Financial, a single member LLC with the Bank as the single member. Sidus is headquartered in Greensboro, North Carolina and offers mortgage banking services to its customers throughout the Southeast. The following table details the results of operations for the three and nine months ended September 30, 2012 and 2011 for bank activities and mortgage activities.

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

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2012
Interest income	$19,238	$208	$—	$19,446
Interest expense	3,985	61	211	4,257
Net interest income	15,253	147	(211)	15,189
Provision for loan losses	4,254	(3)	—	4,251
Net interest income (loss) after provision for loan losses	10,999	150	(211)	10,938
Other income	3,060	1,599	6	4,665
Other expense	13,589	1,192	11	14,792
Income (loss) before income taxes	470	557	(216)	811
Income taxes	54	—	—	54
Net income (loss)	$416	$557	$(216)	$757

Total assets	$1,899,745	$33,208	$(12,575)	$1,920,378
Net loans	1,331,637	—	—	1,331,637
Loans held for sale	—	24,766	—	24,766

For Nine Months Ended September 30, 2012
Interest income	$59,641	$538	$—	$60,179
Interest expense	13,215	90	636	13,941
Net interest income	46,426	448	(636)	46,238
Provision for loan losses	8,842	(22)	—	8,820
Net interest income (loss) after provision for loan losses	37,584	470	(636)	37,418
Other income	8,134	4,412	35	12,581
Other expense	40,781	3,297	24	44,102
Income (loss) before income taxes	4,937	1,585	(625)	5,897
Income taxes	(9,329)	—	—	(9,329)
Net income (loss)	$14,266	$1,585	$(625)	$15,226

(1)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($10,689 in 2012), the Bank's Investment in Sidus ($3,000 in 2012), and the Bank's A/R from Sidus ($0 in 2012). Also included in this column are Holding Company assets ($1,114 in 2012) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2011
Interest income	$21,400	$165	$—	$21,565
Interest expense	5,738	10	192	5,940
Net interest income	15,662	155	(192)	15,625
Provision for loan losses	1,922	34	—	1,956
Net interest income (loss) after provision for loan losses	13,740	121	(192)	13,669
Other income	4,281	996	(54)	5,223
Other expense	11,299	1,528	2	12,829
Income (loss) before income tax expense	6,722	(411)	(248)	6,063
Income tax expense	2,384	—	—	2,384
Net income (loss)	$4,338	$(411)	$(248)	$3,679
Total assets	$2,026,753	$23,142	$(2,764)	$2,047,131
Net loans	1,439,927	—	—	1,439,927
Loans held for sale	357	13,444	—	13,801
Goodwill	—	—	—	—

For Nine Months Ended September 30, 2011
Interest income	$67,351	$236	$—	$67,587
Interest expense	19,891	219	576	20,686
Net interest income	47,460	17	(576)	46,901
Provision for loan losses	17,162	54	—	17,216
Net interest income (loss) after provision for loan losses	30,298	(37)	(576)	29,685
Other income	10,431	3,476	(136)	13,771
Other expense	42,408	11,433	30	53,871
Loss before income tax expense	(1,679)	(7,994)	(742)	(10,415)
Income tax expense	6,905	—	—	6,905
Net loss	$(8,584)	$(7,994)	$(742)	$(17,320)
________________________

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($3,286 in 2011), the Bank's Investment in Sidus ($3,000 in 2011), and the Bank's A/R from Sidus ($614 in 2011). Also included in this column are Holding Company assets ($1,258 in 2011) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

14. Income Taxes

The following table presents the provision for income taxes for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(in thousands)
Current:
Federal	$(342)	$1,627
State	—	—
	(342)	1,627
Deferred:
Federal	1,575	(5,120)
State	438	(602)
	2,013	(5,722)
Increase (decrease) in valuation allowance for deferred tax assets	(11,000)	11,000
Total income taxes	$(9,329)	$6,905

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$10,671	$12,880
Other than temporary impairment	807	807
Accrued liabilities	213	276
OREO property	1,594	1,268
Net operating loss	6,511	7,281
Sidus goodwill	953	1,050
Other	1,887	1,798
	22,636	25,360
Less: Valuation Allowance	—	(11,000)
	$22,636	$14,360

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(3,002)	$(2,387)
FMV adjustment related to mergers	(177)	(255)
Depreciation	(1,688)	(1,980)
Prepaid expenses	(358)	(327)
Core deposit intangible	(1,146)	(1,468)
Noncompete intangible	(149)	(149)
Other	(146)	(195)
	$(6,666)	$(6,761)
Net deferred tax asset	$15,970	$7,599

Our net deferred tax asset was $16.0 million at September 30, 2012 and $7.6 million at December 31, 2011. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of June 30, 2012, the Company reversed a previously recorded $11 million valuation allowance which had been established as a measure of caution in 2011 after falling into a 3-year cumulative loss position at that time. After review of all available evidence at June 30, 2012 and based on the weight of such evidence, the Company believed the realization of the deferred tax asset was more likely than not and reversed the previously recorded $11.0 million valuation allowance. The reversal of the allowance was based primarily on a return to profitability as the Company had reported four consecutive quarters of net income. Based on net income trends, projected net income over the next 36 months and improving credit quality metrics, no valuation allowance was deemed necessary as of June 30, 2012.
At September 30, 2012, the Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•	The Company is in a cumulative tax income position for the 3-year period ending September 30, 2012 of $1.7 million. Significance: High

	September 30, 2012 Cumulative Loss Test
	2009*	2010	2011	2012**	Total
Income (loss) before income taxes	$6,545	$(1,402)	$(7,701)	$5,897	$(3,206)
Goodwill impairment	—	—	4,944	—	4,944
	$6,545	$(1,402)	$(2,757)	$5,897	$1,738

*4th quarter of 2009
**First nine months of 2012

•
The Company has recorded $14.7 million in taxable income for five previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Credit quality has improved, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the second half of 2011 and continuing into 2012 with only $16.5 million in charge-offs for the nine months ended September 30, 2012. Significance: High

•
The Company's strong history of earnings since the inception of the Bank, and particularly over the 10 year period prior to the current economic cycle, shows the Company has historically been profitable and has no history of expiration of loss carryforwards. Significance: Moderate

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the second half of 2011 and continuing into 2012, with only $25.3 million in gross charge-offs over the past twelve months as compared to $39.8 million in the twelve prior months. Significance: Moderate

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2011. The Company's loss carryforwards for the tax period ending December 31, 2012 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2012 are as follows:

Significance: Moderate

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

	Net Operating Loss Carryforward at December 31, 2011	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	14,517	2031
Yadkin Valley State Tax	16,166	2031
Total Loss Carryforwards	$33,452

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at September 30, 2012 based primarily on a return to profitability (excluding projected losses related to management's de-risk plan) as the Company has reported five consecutive quarters of net income, net income trends, projected net income for the years 2013-2015 and improving credit quality metrics.

In October 2012, the Company announced a plan to reduce credit risk and reduce problem assets. As a result of this plan, the Company is projecting a loss for the year ended December 31, 2012. This loss will cause the Company to return to a cumulative loss position for the 3-year period ended. Although the Company estimates losses related to this effort will be between $40-45 million, the plan will help reduce problem assets that led to significant losses in the years 2010 and 2011 and capital raised as part of the Private Placement will better position the Company in the future. See Note 15 for further discussion on the Private Placement and de-risk plan. The Company has considered this potential transaction as part of our analysis of realizability of deferred tax assets at September 30, 2012 and concluded that it was still more likely than not that the deferred tax assets will be realized and that no valuation allowance is necessary at September 30, 2012.

The following table presents a reconciliation of applicable income taxes for the nine months ended September 30, 2012 and 2011 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2012	2011
	(in thousands)
Tax expense (benefit) at statutory rate on income before income taxes	$2,064	$(3,645)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(589)	(651)
State income tax, net of federal benefits	285	(391)
Income from bank-owned life insurance	(166)	(172)
Valuation allowance on deferred tax assets	(11,000)	11,000
Other	77	764
Total income taxes	$(9,329)	$6,905

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

15. Subsequent Events

On October 23, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and directors and executive officers of the Company (collectively, the “Investors”), pursuant to which the Investors purchased 45,000 shares of the Company's Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), at a price of $1,000 per share in a private placement (the “Private Placement”). The Series A Preferred Stock will convert into shares of the Company's common stock at a price of $2.80 per share upon shareholder approval. The Company raised approximately $41.8 million in net proceeds from the sale of the Series A Preferred Stock.

As part of the Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with certain holders (the “Preferred Shareholders”) of the Company's Series T Preferred Stock and Series T-ACB Preferred Stock, pursuant to which the Preferred Shareholders agreed, upon shareholder approval, to exchange shares of the Preferred Stock for shares of the Company's common stock and shares of a new class of non-voting common stock, par value $1.00 per share, of the Company (the “non-voting common stock”). Upon shareholder approval, the total amount of Preferred Stock to be exchanged for common stock and non-voting common stock will be approximately $21 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock.

In connection with the Private Placement, the Company intends to call a special meeting of shareholders (the “Special Meeting”) to be held on December 14, 2012 to, among other things: (i) create a class of non-voting and ii) approve, pursuant to the NASDAQ Rules, the conversion of the Series A Preferred Stock into common stock and the exchange of the Series T Preferred Stock and the Series T-ACB Preferred Stock into common stock and non-voting common stock.

For additional information on the Private Placement, see the Company's Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2012.

Also, in conjunction with the Private Placement, the Company made the strategic decision to implement a plan to substantially reduce credit risk within the Bank's loan portfolio. This plan will include the transfer of certain substandard and nonperforming loans to loans held for sale, and significant losses on sale of foreclosed real estate. Losses on sale of assets related to the plan are expected to be approximately $40-45 million and are due to a discount to fair value for liquidation purposes. The Company is pursuing potential loan sale alternatives that are expected to result in the disposition of these assets prior to the calendar year end.

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2011 Form 10-K as filed with the SEC and the following:

•
reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

•
our efforts to raise capital or otherwise increase and maintain our regulatory capital ratios above the statutory and agreed upon minimums, including the impact of the proposed capital rules under Basel III;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•
risks and uncertainties associated with the closing of the Private Placement, including the risk that we are unable to receive shareholder approval to (i) issue the shares of common stock resulting from the conversion of the Series A Preferred Stock, (ii) amend the Articles of Incorporation to create the non-voting common stock, (iii) issue shares of common stock and the non-voting common stock to certain of the Series T and Series T-ACB Preferred Shareholders in exchange for the Series T and Series T-ACB Preferred Stock, and (iv) issue the shares of common stock resulting from the conversion of the non-voting common stock;

•
risks and uncertainties relating to not successfully negotiating and entering into definitive agreements with respect to, and closing the, currently contemplated asset dispositions and the asset sales or accelerated foreclosed properties dispositions not occurring within our currently expected ranges for price and other terms, and the pre-tax charges associated with such sales exceeding the pre-tax charges that we currently anticipate;

•	the increase in the cost of capital of our Series A Preferred Stock if we do not obtain shareholder approval to convert the Series A Preferred Stock into common stock at the Special Meeting;

•	the increase in the cost of capital of our Series T and Series T-ACB Preferred Stock if we do not redeem within five years of the date of issuance;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

•
our reliance on secondary sources such as FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

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

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2012 and 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Position

Total assets at September 30, 2012 were $1,920.4 million, a decrease of $72.8 million, or 3.7%, compared to assets of $1,993.2 million at December 31, 2011. The loan portfolio, net of allowance for losses, was $1,331.6 million compared to $1,418.1 million at December 31, 2011. Gross loans held-for-investment decreased by $92.1 million, or 6.3% as loans continue to paydown and the Company continues efforts to focus on credit quality. The allowance for loan losses decreased $5.6 million driven primarily by decreases in classified loans for the quarter ended September 30, 2012, decreased charge-offs in 2012 as compared to 2011, as well as an overall decrease in loans held-for-investment. Total watch list and substandard loans were $124.0 million as compared to $160.4 million as of December 31, 2011, a decrease of $36.4 million. Also, included in the first nine months of 2012 was a $1.1 million recovery of loan losses sustained in 2009. Although this recovery is included in net charge-off numbers for the three and nine months ended September 30, 2012 it was not considered in the Company's calculation of allowance for loan losses. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

During the first quarter of 2012, the decision was made by management to transfer a pass graded non-owner occupied commercial real estate loan in the amount of $7.6 million from loans held-for-investment to loans held-for-sale. As a result of this transfer, approximately $912,000 was charged-off in order to record the loan at fair value at time of transfer. This loan was sold on September 28, 2012 for a loss of $900,000. During the third quarter of 2012, another real estate loan in the amount of $5.0 million was transfered from loans held-for-investment to loans held-for-sale as management made the strategic decision to market the loan for sale. As a result of the transfer the Company charged-off $3.4 million in order to record the loan at fair value at the time of transfer. The loan was sold on September 21, 2012 with no gain or loss recorded on the sale.

Mortgage loans held-for-sale increased by $5.2 million, or 26.8%, from December 31, 2011 to September 30, 2012 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. This increase was the result of a larger pipeline at September 30, 2012, as well as an increase in fair value of loan commitments. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first nine months of 2012 ranged from a low of $14.6 million in January 2012 to a high of $33.8 million in July 2012 and totaled $237.3 million at September 30, 2012. Mortgage loans closed during the nine months ended September 30, 2011 totaled $407.6 million.

The securities portfolio decreased from $330.4 million at December 31, 2011, to $310.6 million at September 30, 2012, a decrease of $19.9 million as mortgage-backed securities continue to pay down at an increased rate, and lower interest earning securities are sold. The portfolio is comprised of securities of U.S. government agencies (10.6%), mortgage-backed securities (71.4%), state and municipal securities (17.6%), and publicly traded common and preferred stocks (0.4%).

Other assets increased $4.3 million due largely to a reversal of the valuation allowance for deferred taxes of $11.0 million that occurred in June 2012, offset by a decrease in income taxes receivable. OREO decreased $2.7 million as the result of sales in the amount of $11.6 million, losses of $4.4 million offset by transfers in the amount of $13.4 million for the nine months ended September 30, 2012. Premises and equipment decreased $660,000, or 1.57%.

Deposits decreased $79.9 million, or 4.6%, comparing September 30, 2012 to December 31, 2011. Overall, noninterest-bearing demand deposits increased $26.5 million, or 11.5%, while NOW, savings, and money market accounts decreased $19.3 million, or 3.1%, certificates of deposit (“CODs”) over $100,000 decreased $18.0 million, or 5.0%, and other CODs decreased $69.0 million, or 13.4%. Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds decreased $3.2 million, or 3.1%, comparing September 30, 2012 to December 31, 2011. Advances from FHLB and overnight borrowings decreased $1.8 million as the Company continued to paydown outstanding advances and repurchase agreements decreased $1.5 million. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $25.3 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities, capital lease obligations and accrued interest payable combined decreased by $4.3 million, or 27.6%, from December 31, 2011 to September 30, 2012. Decreases in other liabilities resulted primarily from a decrease in preferred dividends payable of $2.2 million, a decrease in accrued interest on trust preferred of $595,000, and a $873,000 decrease in accrued interest payable as average deposits and borrowings have decreased year-over-year.

At September 30, 2012, total shareholders' equity was $155.2 million, or a book value of $5.36 per common share, compared to $140.6 million, or a book value of $4.77 per common share, at December 31, 2011. The Company's equity to assets ratio was 8.08% and 7.05%, at September 30, 2012 and December 31, 2011, respectively.

Capital adequacy is an important indicator of financial stability and performance. In order to be considered “well capitalized”, a bank must exceed total risk-based capital ratios of 10%, and Tier 1 risk-based capital ratios of 6% and leverage ratios of 5%. In addition, we have committed to regulators that the Bank will maintain a Tier 1 Leverage Ratio of 8%, which is higher than the statutory Tier 1 leverage ratio of 5% to be classified as well-capitalized. Our goal has been to maintain a “well-capitalized” status for the Bank since failure to meet or exceed this classification affects how regulatory applications for certain activities, including acquisitions, and continuation and expansion of existing activities, are evaluated and could make our customers and potential investors less confident in our Bank.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

The following table sets forth the Company's and the Bank's various capital ratios as of September 30, 2012 and December 31, 2011. The Company and the Bank exceeded the minimum regulatory capital ratios as of September 30, 2012, as well as the ratios to be considered "well capitalized."

	September 30, 2012		December 31, 2011
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	12.6%	12.4%	11.8%	11.5%
Tier 1 risk-based capital ratio	11.4%	11.2%	10.6%	10.2%
Leverage ratio	8.8%	8.7%	8.3%	7.9%

Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.

As disclosed in Note 15 to the Condensed Consolidated Financial Statements (Unaudited), on October 23, 2012, the Company entered into the Purchase Agreement with certain accredited investors and directors and executive officers of the Company, pursuant to which the Investors purchased 45,000 shares of the Company's Series A Preferred Stock at a price of $1,000 per share in the Private Placement. The net proceeds of the sale of the Series A Preferred Stock, after direct expenses of $3.2 million, were approximately $41.8 million of which approximately $2.0 million was retained by the Company and approximately $39.8 million was contributed to the Bank as a capital contribution.

In addition, as part of the Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into the Exchange Agreement with the Preferred Shareholders, pursuant to which the Preferred Shareholders agreed, upon shareholder approval, to exchange certain shares of the Series T and Series T-ACB Preferred Stock for shares of the Company's common stock and shares of the Company's non-voting common stock.

In June 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. The comment period on the NPRs ends on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At September 30, 2012, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8% which it exceeded at September 30, 2012.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 21.7% at September 30, 2012 compared to 19.1% at December 31, 2011. Additional liquidity is provided by $59.0 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $223.3 million available for use as a source of collateral. At September 30, 2012, brokered deposits totaled $3.8 million, or 0.23% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $3.1 million at September 30, 2012.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale COD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for COD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at September 30, 2012 or December 31, 2011.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. At September 30, 2012, CDARS® reciprocal deposits totaled $824,000, compared to $2.1 million at December 31, 2011.

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

Results of Operations
Net income for the quarter ended September 30, 2012 was $757,000 before preferred dividends, compared to net income of $3.7 million in the same period of 2011. Net loss to common shareholders for the three-month period ended September 30, 2012 was $81,000. Net income to common shareholders for the three-month period ended September 30, 2011 was $2.9 million. Basic and diluted income per common share were $0.00 for the three-month period ended September 30, 2012. Basic and diluted income per common share were $0.15 for the three month period ended September 30, 2011. On an annualized basis, third quarter results represent a return on average assets of (0.02)% at September 30, 2012 compared to 0.56% at September 30, 2011, and a return on average equity of (0.21)% compared to 8.49% at September 30, 2011.
Net income for the nine month period ended September 30, 2012 was $15.2 million before preferred dividends, compared to a net loss of $17.3 million in the same period of 2011. Net income available to common shareholders for the nine months ended September 30, 2012 was $12.7 million, compared to a net loss to common shareholders of $19.5 million for the nine months ended September 30, 2011. Basic and diluted earnings per common share were $0.66 for the nine months ended September 30, 2012. Basic and diluted losses per common share were $1.09 for the nine months ended September 30, 2011. On an annualized basis, year-to-date results represent a return on average assets of 0.87% at September 30, 2012 compared to (1.21)% at September 30, 2011, and a return on average equity of 11.57% compared to (18.27)% at September 30, 2011.
Certain income and expense items have been reclassified for the three and nine months ended September 30, 2012 and 2011 for comparability due to a change in the Company's mortgage banking segment reporting as of September 30, 2012.

Net Interest Income

Net interest income, the largest contributor to earnings, decreased $436,000, or 2.8%, to $15.2 million in the third quarter of 2012, compared with $15.6 million in the same period of 2011. The overall decrease in net interest income was primarily due to a decrease in interest income on loans of 8.3% as average loan balances are down 9% from the prior year and loan yields continue to be depressed by nonaccrual loans. This decrease in net interest income was offset by a 28% decrease in interest expense as higher costs time deposits have decreased 9.9% since December 31, 2011. The net interest margin increased to 3.37% in the third quarter of 2012 from 3.29% in the third quarter of 2011. The increase in net interest margin is primarily related to a decrease in deposit yields. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Net interest income for the nine months ended September 30, 2012 decreased to $46.2 million from $46.9 million when compared to the same period in 2011 again due primarily to a decrease in interest income on loans of 10.1% as average loan balances are down from the prior year and loan yields continue to be depressed by nonaccrual loans.. The net interest margin increased to

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

3.46% in the first nine months of 2012 from 3.18% in the first nine months of 2011. Excluding the accretion of acquisition related fair market value adjustments, net interest margin for the nine months ended September 30, 2012 increased to 3.44% as compared to 3.12% for the nine months ended September 30, 2011. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$70,650	$127	0.24%	$151,137	$299	0.26%
Investment securities (1)	337,414	6,161	2.44%	307,654	7,266	3.16%
Total loans (1)(2)(6)(8)	1,411,072	54,726	5.18%	1,553,468	60,901	5.25%
Total interest-earning assets	1,819,136	61,014	4.48%	2,012,259	68,466	4.55%
Non-earning assets	125,398			155,488
Total assets	$1,944,534			$2,167,747
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$553,199	$1,208	0.29%	$550,217	$2,768	0.67%
Savings	63,487	68	0.14%	56,354	79	0.19%
Time certificates	830,533	10,973	1.76%	1,063,044	16,189	2.04%
Total interest bearing deposits	1,447,219	12,249	1.13%	1,669,615	19,036	1.52%
Repurchase agreements sold	40,820	217	0.71%	41,210	317	1.03%
Borrowed funds (7)	66,470	1,475	2.96%	65,490	1,333	2.61%
Total interest-bearing liabilities	1,554,509	13,941	1.20%	1,776,315	20,686	1.55%
Non-interest bearing deposits	237,513			226,422
Shareholders' equity	146,569			143,309
Other liabilities	5,943			21,701
Total average liabilities and shareholders' equity	$1,944,534			$2,167,747
Net interest income (3) and interest rate spread (5)		$47,073	3.28%		$47,780	3.00%
Net interest margin (4)			3.46%			3.18%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2012 and 2011 includes $157 and $499, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2012 and 2011 includes $11 and $322, respectively, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

The allowance for loan losses was $27.2 million at September 30, 2012, or 2.00% of loans held-for-investment, as compared to $32.8 million, or 2.26% of loans held-for-investment, at December 31, 2011. Decreases in the allowance for loan losses were due to decreased charge-offs in the first nine months of 2012, decreased criticized loans and an overall decrease in gross loans since December 31, 2011. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $27.2 million in total allowance for loan losses at September 30, 2012, the specific allowance for impaired loans accounted for $3.8 million, down from $4.1 million at year end as collateral dependent impaired loans are charged down to fair value. The remaining general allowance, $23.4 million, was attributed to performing loans and was down from $28.7 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.81% as of September 30, 2012 as compared to 2.09% as of December 31, 2011. The decrease in the general allowance was driven primarily by a decrease in charge-offs, as well as a decrease in substandard and watch loans of $36.4 million which resulted from additional impairments loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans.  Also contributing to the decrease in the general allowance for loan losses was a 6.3% decrease in gross loans as of September 30, 2012 as compared to December 31, 2011.  These decreases in allowances led to decreased provisions in many of the loan types including negative provisions for the nine months ended September 30, 2012 for commercial and 1-4 family mortgage loans as nonaccruals and classified loans in these categories decreased.

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

Net loan charge offs were $5.8 million, or 1.66% (annualized), of average loans, for the three months ended September 30, 2012 compared to $3.9 million, or 1.04% (annualized), of average loans for the three months ended September 30, 2011. The increase in charge-offs for the quarter was due primarily to the charge-down by $3.4 million of one loan transferred to held-for-sale at fair value. For the nine months ended September 30, 2012, net loan charge offs were $14.4 million, or 1.36% (annualized) of average loans compared to $21.3 million, or 1.84% (annualized) of average loans, for the nine months ended September 30, 2011.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of September 30, 2012. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

Our real estate portfolio has approximately $147.4 million of construction loans, $577.8 million of commercial real estate loans, $174.7 million in first lien mortgage loans, $196.5 million in home equity lines of credit and $38.0 million in multifamily mortgage loans as of September 30, 2012.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.  The majority of these borrowers are still having financial difficulties.  Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior lien mortgage loans and home equity lines of credit. Given the slow economic recovery and depressed real estate values the Company recognizes that it will experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $7.5 million and $4.1 million, respectively, for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, net charge-offs (recoveries) of construction and commercial real estate loans were $7.3 million and $6.7 million, respectively.

As of September 30, 2012, $5.8 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $15.9 million as of December 31, 2011. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $95.3 million to $79.3 million as of December 31, 2011 and September 30, 2012, respectively. Nonperforming assets as a percentage of total assets decreased to 4.12% as of September 30, 2012 as compared to 4.78% as of December 31, 2011, due primarily to a decrease in nonaccrual loans and a decrease in total assets since December 31, 2011. Total nonaccrual loans decreased from $70.4 million, or 4.78% of total loans, at December 31, 2011 to $57.1 million, or 4.12% of total loans, at September 30, 2012. The decreases in nonaccrual and impaired loans are the result of charge-offs and foreclosures, as well as upgrades. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $3.8 million, down from $4.1 million at year end, due to the charge-off of collateral dependent impaired loans to fair value.

Approximately 44% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has decreased from 505 to 441 since December 31, 2011. The average nonaccrual loan balance is $127,000 and $143,000 as of December 31, 2011 and September 30, 2012, respectively.  At September 30, 2012, 84% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer totaled $5.5 million and included loans utilized for the purchase of land, equipment and operating expenses.  Total reserves for the relationship were $642,115 at September 30, 2012.   Nonaccrual loans also include three other large relationships totaling $3.4 million, $2.2 million and $1.8 million.  The first relationship consists of various loans utilized for the purchase and refinance of real estate, equipment and the operating expenses with reserves of $989,827.  The second relationship consists of acreage held for sale with a reserve of $900,500.  The third relationship is a loan secured by a low rise multi-tenant office flex building with $283,500 in reserves assigned to it. These loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $558,000, or 10.7%, comparing the third quarters of 2012 and 2011. A loss of $900,000 on the sale of loan made up the majority of the decrease. Offsetting the decrease was an increase in mortgage banking activities of $416,000. Other changes in noninterest income include the following:

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

•	Service charges on deposit accounts decreased by $145,000, or 9.9%, as commercial NSF fees decreased $109,000 and service charges on non-interest checking accounts decreased $25,000.

•	Other service fees increased $20,000 when comparing the second quarter of 2012 to the prior year due primarily to an increase in net ATM and debit card interchange fees of $15,000.

•	Net gain on sale of investment securities decreased $208,000.

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by $8,000, or 4.8%, during the three month period ended September 30, 2012, as the calculation for cost of benefits was updated in the second half of 2011 based on current employee and insurance information.

•
Mortgage banking income increased approximately $416,000 for the quarter. Although mortgage production decreased when comparing 2012 and 2011, net returns on sales increased as the Company exited less profitable wholesale markets.

•	Loss on sale of loans increased $900,000 as compared to the prior year as the Company sold a loan held-for-sale at a loss during the quarter.

•	Other income increased by approximately $193,000, or 214.4%, for the quarter as the Company received a $127,000 settlement on rental income owed from the cancellation of leased rental property.

For the nine months ended September 30, 2012, total noninterest income decreased approximately $1,190,000, or 8.6%, as compared to the nine months ended September 30, 2011. A decrease in gains on sale of investments of $430,000 and $900,000 loss on the sale of loans made up the majority of the decrease. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased $74,000, or 1.9%, as service charges on non-interest checking accounts (a major component of service charges) decreased $95,000. These decreases were partially offset by an increase in NSF (including overdraft privilege) of $27,000.

•
The increase in other service fees of $64,000 was due primarily to an increase in ATM and debit card interchange fees of $223,000. This increase was partially offset by a $176,000 decrease in annuity and mutual fund commissions for the year.

•	Net gain on sale of investment securities decreased $430,000, or 20.7%.

•
Income on investment in bank-owned life insurance (“BOLI”) decreased by $18,000, or 3.7%, during the Nine months ended September 30, 2012, as the calculation for cost of benefits was updated based on current employee and insurance information.

•	Mortgage banking activities decreased approximately $30,000, or 0.7% for the Nine months ended September 30, 2012 as the Company decided to exit the wholesale market during the second quarter of 2011.

•	Loss on sale of loans increased $900,000 as compared to the prior year as the Company sold a loan held-for-sale at a loss during the quarter.

•
Other income increased by approximately $82,000, or 24.6%, as the Company received a $127,000 settlement on rental income owed from the cancellation of leased rental property. This increase was offset partially by a decrease on other divided income of $33,000.

Noninterest Expense

Total noninterest expenses were $14.8 million for the third quarter of 2012, compared to $12.8 million in the same period of 2011, an increase of $2.0 million, or 15.3%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended September 30, 2012 and 2011 was 0.76%, and 0.62%, respectively. Efficiency ratios for the three months ended September 30, 2012 and 2011 were 72.21% and 59.60%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles to the total of the taxable equivalent net interest income and noninterest income. Noninterest expenses were $44.1 million for the Nine months

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

ended September 30, 2012, compared to $53.9 million for the same period of 2011, a decrease of $9.8 million or 18.1%. Efficiency ratios for the Nine months ended September 30, 2012 and 2011 were 72.56% and 86.18%, respectively. The largest contributor to the increased noninterest expense in the first nine months of 2011 was a $4.9 million goodwill impairment writedown.

The following is a summary of the fluctuations for the quarter ended September 30, 2012 as compared to September 30, 2011.

•
Quarter-to-date, salaries and employee benefit expenses increased by $841,000, or 13.8%. The major components of this increase are summarized as follows:  Salaries and wages decreased $337,000 due to personnel reductions. Offsetting this decrease was a $597,000 increase in other miscellaneous personnel costs which include BOLI expenses and recruiting fees and a $400,000 increase in commissions as mortgage and investment activity have increased.

•
Year-to-date, salaries and employee benefit expenses decreased by $2.0 million, or 9.5%. The major components of this decrease are summarized as follows:  Salaries and wages decreased by $2.5 million due to decreases in personnel and the accrual of $552,000 in severance costs related to branch closures in the prior year.  Related payroll taxes also decreased $180,000. Other personnel expenses, which include BOLI expenses and recruiter fees increased $605,000. Deferral of salaries and benefit costs related to loan originations (which directly offset salary expense), increased $117,000. Commission expenses increased by $371,000 as mortgage and investment activity increased.

•
Occupancy and equipment expenses decreased by $167,000, or 8.5%, for the quarter and $1.0 million, or (15.9)% for the nine months ended September 30, 2012 and 2011 due to lease termination costs accrued in 2011which resulted from branch and office closures in 2010 and 2011.

•
Printing and supplies increased by $27,000, or 19.1%, comparing the third quarter 2012 with the third quarter 2011 as the Company. Year-to-date printing and supplies expense decreased $15,000, or 3.1%.

•	Data processing expense increased $52,000, or 12.9%, for the quarter and $137,000, or 11.8% year-to-date due to normal fluctuations in transaction volume and timing.

•	Communication expense decreased $58,000, or 15.6%, for the third quarter of 2012 compared to the third quarter of 2011, while year-to-date communication expense decreased $272,000, or 21.1%.

•
FDIC assessment expenses increased $571,000 for the quarter and decreased $753,000 year-to-date. Changes in the calculation of assessments beginning in the third quarter of 2011 led to decreased cost overall and a decrease in expense for the third quarter of 2011 as prepaid amounts were sufficient to cover costs.

•
Net cost of operation of other real estate owned increased $563,000 compared to the third quarter of 2011 as additional writedowns in the amount of $1.4 million were taken during the quarter. Net cost of operation of other real estate owned increased $1.3 million for the nine months ended September 30, 2012 as compared to the prior year. During 2012, the Company has recorded additional writedowns of $4.3 million which resulted from continued declines in real estate values.

•
Loan collection fees decreased $310,000, or 81.8%, compared to the third quarter of 2011, and decreased $775,000, or 60.3%, year-to-date as past dues and classified loans have shown improvement year-over-year.

•
Other professional fees increased $273,000 for the quarter and $446,000 year-to-date when compared to the prior year as the Company has engaged in several new projects for 2012 due to increasing burden of regulatory.

•
Loss on sale of premises and equipment decreased $286,000 for the quarter and $1.5 million for the nine months ended September 30, 2012 due to the fact that the Company recorded significant writedowns on buildings and furniture as the Company entered into contracts to sell property and equipment in the prior year.

•
Quarter-to-date other operating expenses increased by $480,000, or 25.7%. The largest increase was a $216,000 increase in attorney fees for the quarter. Other increases include a $122,000 increase in training expense as the Company embarked on a new training program in 2012 for all employees, and a $120,000 increase in appraisal fees as credit administration ordered updated appraisals on large impaired loans.

•
Year-to-date other operating expenses decreased approximately $282,000 or 4.1%. Decreases include a $304,000 decrease in other taxes (including franchise and privilege tax), a $121,000 decrease in other outside service costs

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

and a $95,000 decrease in audit and accounting fees. These decreases were offset by an increase in training expense of $547,000 as the Company embarked on a new training program for all employees, and a $295,000 increase in attorney fees year-over-year.

Income Tax Expense

The Company recorded an income tax expense (benefit) for the three and nine months ended September 30, 2012 of $54,000 and $(9.3) million, respectively. For the three and nine months ended September 30, 2011, the Company recorded an income tax expense (benefit) of $771,000 and $2.2 million, respectively. The decrease in income tax benefit for the nine months ended September 30, 2012 was primarily due to the reversal of the valuation allowance for deferred taxes in the second quarter. The reversal of the allowance was based primarily on a return to profitability as the Company has reported four consecutive quarters of net income, projected net income over the next 12 months and improving credit quality metrics. The effective tax rate for the nine months ended September 30, 2012 was (158.2)% as compared to 66.3% for the nine months ended September 30, 2011. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.(1)

_________________

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012

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

October 25, 2012

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report September 30, 2012