Form 10-K
period 2012-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2013-02-28
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

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
Yes [ ] No [ X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $48 million based on the closing sale price of $2.65 per share on June 30, 2012. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 28, 2013 was 43,151,646.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

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

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	the increase in the cost of capital of our Series T and Series T-ACB Preferred Stock in 2014 if we do not redeem within five years of the date of issuance;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

•
risks associated with a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses;

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

These risks are exacerbated by the state of local, national and international financial markets and fiscal situations, and we are unable to predict what impact these uncertain market conditions will have on us in the future. Beginning in 2008 and continuing through 2012, the capital and credit markets experienced extended volatility and disruption. During 2012, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of stabilization. However, as a result of United States (“U.S.”) government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. While the U.S. economy has been growing since the third quarter of 2009, the rate of growth has been below that of prior post-recession recoveries. Current economic reports predict continued growth in 2013; however, the level of such growth may continue to be below that of historical trends. There can be no assurance that the current level of economic activity will be sustained. Global and domestic fiscal and political challenges could materially and adversely impact the U.S. economy in general, the banking industry and our business, financial condition and results of operations as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Item 1 - Business

Corporate history and address. Yadkin Valley Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina to serve as the holding company for Yadkin Valley Bank and Trust Company (the “Bank”), a North Carolina chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Bank is not a member of the Federal Reserve. The Bank began operations in 1968. Effective July 1, 2006, the Bank was reorganized and the Bank became the Company’s wholly owned subsidiary.

On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina and continues to operate the former Piedmont Bank offices in Iredell and Mecklenburg counties in North Carolina under the assumed name “Piedmont Bank, a division of Yadkin Valley Bank and Trust Company.” On January 1, 2004, the Bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina and continues to operate the former High Country Bank offices in Watauga and Avery counties in North Carolina, under the assumed name “High Country Bank, a division of Yadkin Valley Bank and Trust Company.” On October 1, 2004, the Bank acquired Sidus Financial, LLC (“Sidus”), a mortgage lender that was dissolved as of January 23, 2013. Retail mortgage bank activities are now operated as a division of the Bank. The Bank acquired Cardinal State Bank, of Durham, North Carolina (“Cardinal”) on March 31, 2008 and operates the former Cardinal State Bank offices in Durham, Granville and Orange Counties, North Carolina, under the assumed name “Cardinal State Bank, a division of Yadkin Valley Bank and Trust Company.” On April 16, 2009, the Company acquired American Community Bancshares, Inc., and its subsidiary, American Community Bank of Monroe, North Carolina (“American Community”) and continues to operate the former American Community offices in Union and Mecklenburg counties in North Carolina and York and Cherokee counties in South Carolina, under the assumed name “American Community Bank, a division of Yadkin Valley Bank and Trust Company.” We operate in the central piedmont, research triangle area and the northwestern region of North Carolina and the upstate piedmont area of South Carolina. Our common stock is listed on The Nasdaq Global Select Market ("Nasdaq") under the trading symbol “YAVY.”

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

On October 23, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and directors and executive officers of the Company (collectively, the “Investors”), pursuant to which the Investors purchased 45,000 shares of the Company's Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), at a price of $1,000 per share in a private placement (the “Private Placement”). The Series A Preferred Stock converted into 16,071,300 shares of the Company's common stock at a price of $2.80 per share on December 26, 2012. The Company raised approximately $42.5 million in net proceeds from the sale of the Series A Preferred Stock.

As part of the Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with certain holders (the “Preferred Shareholders”) of the Company's Series T Preferred Stock and Series T-ACB Preferred Stock, pursuant to which the Preferred Shareholders agreed to exchange shares of the Series T Preferred Stock and Series T-ACB Preferred Stock for shares of the Company's common stock and shares of a new class of non-voting common stock, par value $1.00 per share, of the Company (the “non-voting common stock”). On December 26, 2012, the total amount of Series T Preferred Stock and Series T-ACB Preferred Stock exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock.

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

At December 31, 2012, the Company had total assets of $1,923.4 million, net loans held-for-investment of $1,284.4 million, deposits of $1,631.7 million, and shareholders’ equity of $170.8 million. The Company had a net loss to common shareholders of $12.6 million and diluted losses per share of $0.64 for the year ended December 31, 2012. The Company had a net loss to common shareholders of $17.4 million and $3.2 million and diluted losses per share of $0.95 and $0.20 for the years ended December 31, 2011 and 2010, respectively. The net loss in 2012 was primarily the result of additional credit losses incurred as part of an accelerated asset disposition plan announced by management in the fourth quarter of 2012. This disposition plan included the sale of approximately $50 million in problem loans and the disposition of foreclosed properties. The increase in net loss from 2010 to 2011 was due to the write-off of goodwill in the amount of $4.9 million, a decrease in mortgage banking income of $3.2 million and a deferred tax asset valuation allowance recorded in the amount of $11.0 million. The mortgage banking segment contributed $3.2 million to net income in 2012, $7.7 million to net losses in 2011 and $2.5 million to net income in 2010. In 2012, the Company reorganized the Sidus subsidiary leading to closure of several offices and the sale of a reinsurance subsidiary. See Note 19 to the Consolidated Financial Statements for segment information for the past three years.

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

Banking Market. The Bank’s current banking market consists of the central piedmont counties (most current data available-2011 population) of Iredell (162,000), Mecklenburg (937,000), and Union (205,000), the research triangle counties of Durham (272,000) and Granville (61,000) and the northwestern counties of Ashe (28,000), Avery (18,000), Surry (74,000), Watauga (52,000), Wilkes (69,000) and Yadkin (39,000) in North Carolina and the upstate counties of South Carolina of York (232,000) and Cherokee (56,000) counties, and to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 in the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee. The acquisition of Cardinal State Bank added Granville and Durham Counties along Interstates 40 and 85 in the “Triangle” area of central North Carolina to our market area (Source- SNL Financial Data).

We believe Yadkin’s market area is well diversified and strong. The 13 counties in which our branches are located had an estimated 2012 population of almost 2.1 million people. Average family income in 2011 for these counties was $56,000. Over 99% of the work force is employed in nonagricultural wage and salary positions. The government employs approximately 9% of the work force. The major non-governmental employment sectors were retail trade (10%), health and social assistance (13%), manufacturing (10%), accommodation and food services (8%), finance and insurance (7%) and administrative and waste services (7%). (Source-NC Dept of Commerce & US Census Bureau).

Competition. Commercial banking in North Carolina and South Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of one of the ten largest commercial banks in the United States, which has branches located in the Yadkin Market.

The following table summarizes Yadkin’s share of the deposit market in each of the thirteen counties as of June 30, 2012.

County	Total Number of Branches	Yadkin Valley Bank Branches	Total Amount of Deposits (000's)	Yadkin Valley Bank Deposits (000's)	Yadkin Valley Bank % of Market Deposits
North Carolina:
Ashe	10	2	489,483	163,754	33%
Avery	9	1	243,717	39,892	16%
Durham	65	3	5,656,085	166,015	3%
Granville	12	1	499,190	23,077	5%
Iredell	59	6	2,297,442	244,469	11%
Mecklenburg	238	6	192,892,278	229,944	<1%
Surry	30	2	1,302,352	122,925	9%
Union	41	3	1,644,783	169,449	10%
Watauga	19	2	895,018	117,443	13%
Wilkes	21	2	768,531	107,510	14%
Yadkin	11	3	512,288	211,703	41%
South Carolina:
Cherokee	12	2	474,252	88,656	19%
York	54	1	2,057,466	20,604	1%

The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers.

The Bank also competes for deposits in the Yadkin Market with other financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies, agencies issuing United States government securities and other financial institutions with varying degrees of regulatory restrictions. These competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. In its lending activities, Yadkin competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Credit unions have been permitted to expand their membership criteria and expand their loan services to include such traditional bank services as commercial lending. We expect competition in the Yadkin Market to continue to be significant.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past four years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•
In October 2008, the EESA was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under the Troubled Asset Relief Program (the “TARP”). The Treasury also allocated $250 billion towards the CPP, pursuant to which the Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

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

On October 23, 2012, as part of the Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into the Exchange Agreement with the Preferred Shareholders of the Company's Series T Preferred Stock and Series T-ACB Preferred Stock, pursuant to which the Preferred Shareholders agreed to exchange shares of the Preferred Stock for shares of the Company's common stock and shares the Company's non-voting common stock. The total amount of Preferred Stock exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock. 24,435 shares of Series T Preferred Stock and 3,970 shares of Series T-ACB Preferred Stock remain outstanding as of December 31, 2012.

•
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

•
On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•
In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

◦
The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets such as the Company. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

◦
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

◦
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so−called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

◦
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

◦
The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

◦
Effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminates this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

◦
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

◦
The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with

$10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

Future Legislation and Regulations

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. In addition, the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2012, the Bank’s Tier 1 capital ratio and total capital ratio were 11.7% and 13.0%, respectively. As of December 31, 2012, the Company’s Tier 1 capital ratio and total capital were 12.2% and 13.3%, respectively. We believe we have sufficient capital to support our operations for the foreseeable future. We may at some point; however, need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.

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

As described above, in December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our Bank and management fees paid by the Bank. We must pay our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is also subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights.

Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin's capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock or our Series T-ACB Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock and Series T-ACB Preferred Stock have been paid in full. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011 and the first and second quarters of 2012, although all deferred payments were made in 2012 and there are no dividends payable outstanding at December 31, 2012. Nevertheless, we may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock in the future given liquidity levels at the holding company. We are able to defer interest payments on our trust preferred securities for up to twenty consecutive quarters without being deemed in default. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

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

As previously noted, effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminates this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2012, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

As noted above, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as North Carolina. This change effectively permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo to be opened would permit a bank chartered by that sate to open a de novo branch.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2012, no reserves were required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $11.5 million and $59.5 million, and additional reserves were required on aggregate balances in excess of $59.5 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2013, no reserves will be required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $11.5 million and $59.5 million, and additional reserves are required on aggregate balances in excess of $59.5 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2012, the Bank met its reserve requirements.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2012 equaled 3.50 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

As described above, in December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

As of December 31, 2012, the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. The Bank is currently above this level at 8.92%, as management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the capital position of the Bank.

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

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Number of Employees

At December 31, 2012, the Company had 430 full-time employees (including our executive officers) and 51 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

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

General Business Risks

Negative developments in the financial industry and the domestic and international credit markets, and the economy in general, may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2013. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation, legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Also, our actual loan losses could exceed our allowance for loan losses. As of December 31, 2012, approximately 66% of our loan portfolio was composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than repayment of residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

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

At December 31, 2012, 42% of our loan portfolio was secured by commercial real estate and our outstanding commercial real estate loans were equal to 284% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 91.1% of our interest income for the year ended December 31, 2012. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, including the South Carolina Department of Revenue, which had records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We depend on key individuals, and the unexpected loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Joseph H. Towell, our president and chief executive officer, has substantial experience in the banking industry and has contributed significantly to our Company since joining in 2008. If we were to lose Mr. Towell's services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Towell and other key management personnel in each of our market areas. Our success also depends on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel, including the chief financial officer, Jan H. Hollar and chief operating officer, William M. DeMarcus. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of either of these key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

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

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of North Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury announced its CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While Yadkin is not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. In addition to Basel III, Dodd-Frank requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See “Risk Factors- We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business” above.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

As noted above, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Yadkin, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.

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

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to an Investment in our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our Bank and management fees paid by the Bank. We must pay our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is also subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights.

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

The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended January 31, 2013 was approximately 52,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We have been required to defer dividend payments on our Series T Preferred Stock and Series T-ACB Preferred Stock in the past, which may prevent us from being able to pay dividends on our common stock.
The Federal Reserve required us to defer dividend payments on our Series T and Series T-ACB Preferred Stock and defer interest payments on our trust preferred securities in the second, third and fourth quarters of 2011, and the first and second quarters of 2012. Although all deferred dividend and interest payments were paid in full in the third quarter of 2012, we may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the future given liquidity levels at the holding company. If we fail to pay a total of six quarterly dividend payments on our Series T or Series T-ACB Preferred Stock, whether consecutive or not, Treasury is entitled to elect two directors to our Board of Directors. This right would continue until we paid all due but unpaid dividends.
The Series T and Series T-ACB Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrants we issued to Treasury may be dilutive to holders of our common stock.

The dividends on the Series T and Series T-ACB Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T and Series T-ACB Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T and Series T-ACB Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 1.5% of the shares of our common stock outstanding as of December 31, 2012 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing shareholders.

If we determine, for any reason, that we need to raise capital, subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If we issue preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

We are no longer subject to the U.S. Treasury's standards for executive compensation, and our compensation expense may increase.

As a result of our participation in the CPP, we were subject to the U.S. Treasury's standards for executive compensation and corporate governance during the period in which the U.S. Treasury held shares of our Series T and Series T-ACB Preferred Stock. However, upon the completion of the U.S. Treasury's sale of all of its shares of our Series T and Series T-ACB Preferred Stock in September 2012, these executive compensation and corporate governance standards ceased to apply to Yadkin. Our compensation expense for our executive officers and other senior employees may increase in future periods.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2 — Properties

The Company currently operates out of 34 full-service banking offices, eight mortgage lending offices, and nine administrative offices as set forth below:

Office Location	Approximate Square Footage	Year Established/Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
104 Progress Lane, Yadkinville, NC	4,532	2007

Offices doing business as Piedmont Bank -
325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	12,280	2005
3475 East Broad St, Statesville, NC	1,800	2006

Offices doing business as High Country Bank-
149 Jefferson Road, Boone, NC	4,600	1998
176 Shadowline Drive, Boone, NC	1,700	2000
3618 Mitchell Ave, Linville, NC	3,000	2005

Offices doing business as Cardinal State Bank-
237 South Churton Street, Hillsborough, NC	3,250	2008
115 East Carver Street, Durham, NC	4,300	2008
3400 Westgate Drive, Durham, NC	2,400	2008
405 N. Main St, Creedmoor, NC	1,056	2008

Offices doing business as American Community Bank-
2593 West Roosevelt Boulevard, Monroe, NC	14,774	2009
13860 East Independence Boulevard, Indian Trail, NC	3,850	2009
7001 East Marshville Boulevard, Marshville, NC	3,500	2009
4335 Matthews-Mint Hill Road, Mint Hill, NC	2,500	2009
3500 Mt. Holly-Huntersville Road, Charlotte, NC	4,500	2009
4500 Cameron Valley Parkway, Charlotte, NC	2,800	2009
2130 South Boulevard, Charlotte, NC	5,400	2009
217 North Granard Street, Gaffney, SC	11,000	2009
207 West Cherokee Street, Blacksburg, SC	2,500	2009
1738 Gold Hill Road, Tega Cay, SC	3,100	2009

Offices operated by the mortgage banking division-
701 Green Valley Road, Suite 101, Greensboro, NC	5,000	2010
333 E Six Forks Rd, Suite 18, Raleigh, NC	2,900	2011
1325 E Garrison Blvd, Suite A, Gastonia, NC	1,700	2011
604 12th Street, West Columbia, SC	2,000	2011
2300 S. Croatan Hwy, Nags Head, NC	1,100	2009
671 Jamestown Drive, Suite 208E, Garden City, SC	230	2012
138 Charlotte Street, Suite 251, Asheville, NC	620	2012
5085 Morganton Road, Suite 200-A, Fayetteville, NC	1,000	2012

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004
3710 University Drive, Durham, NC	12,000	2008
300 East Broad Street, Statesville, NC	6,000	2009
328 East Broad Street, Statesville, NC	2,500	2010

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

PART II

Item 5 —Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s common stock is listed on The Nasdaq Global Select Market under the trading symbol “YAVY.” As of February 1, 2013, the Company had 5,875 shareholders of record.

The following table lists high and low published closing prices of Yadkin’s common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated:

		Sale Price				Sale Price
	Dividends	Common Stock			Dividends	Common Stock
	Paid	High	Low		Paid	High	Low
2012				2011
First Quarter	—	$2.89	$1.65	First Quarter	—	$2.99	$1.85
Second Quarter	—	3.26	2.45	Second Quarter	—	2.9	1.86
Third Quarter	—	3.43	2.60	Third Quarter	—	2.32	1.55
Fourth Quarter	—	3.48	2.85	Fourth Quarter	—	2.12	1.6

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

We suspended our common stock repurchase plan in 2008, which we historically used to (1) reduce the number of shares outstanding when our share price in the market made repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the year ended December 31, 2012.

Item 6 — Selected Financial Data

	($ in thousands, except per share data)
	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Total interest income	$78,971.914	$88,546	$97,840	$93,578	$72,872
Total interest expense	17,988.036	26,041	34,344	31,915	34,589
Net interest income	60,983.878	62,505	63,496	61,663	38,283
Provision for loan losses	40,373.752	20,843	24,349	48,439	11,109
Net interest income after provision for loan losses	20,610.126	41,662	39,147	13,224	27,174
Non-interest income	13,565.771	18,180	21,935	25,691	16,968
Non-interest expenses	66,810.557	67,543	62,483	122,848	39,034
Income (loss) before income taxes	(32,634.66)	(7,701)	(1,401)	(83,933)	5,108
Provision for income taxes	(23,960.553)	6,694	(1,389)	(8,876)	1,241
Net income (loss)	(8,674.107)	(14,395)	(12)	(75,057)	3,867
Preferred stock dividend and amortization of
preferred stock discount	3,911	2,987	3,181	2,435	—
Net income (loss) to common shareholders	$(12,585.107)	$(17,382)	$(3,193)	$(77,492)	$3,867

Per Share Data:
Earnings (loss) per share - basic	$(0.64)	$(0.95)	$(0.20)	$(5.23)	$0.34
Earnings (loss) per share - diluted	(0.64)	(0.95)	(0.20)	(5.23)	0.34
Cash dividends per share	—	—	—	0.12	0.52
Weighted average shares outstanding*
Basic	19,769,912	18,239,004	16,129,640	14,808,325	11,235,943
Diluted	19,769,912	18,239,004	16,129,640	14,808,325	11,306,742

Selected Year-End Balance Sheet Data:
Loans, net, and loans held for sale	$1,312,034	$1,437,610	$1,613,206	$1,677,538	$1,215,143
Total assets	1,923,438.397	1,993,188	2,300,594	2,113,612	1,524,288
Deposits	1,631,662.132	1,731,341	2,020,406	1,821,752	1,155,042
Shareholders' equity	170,794.314	140,586	147,457	152,266	149,644

Selected Ratios:
Return (loss) on average assets	(0.64)%	(0.82)%	(0.14)%	(3.96)%	0.28%
Return (loss) on average equity	(7.99)%	(12.14)%	(2.08)%	(40.5)%	2.66%
Dividend payout to common shareholders	—%	—%	—%	(2.29)%	154.8%
Equity to assets ratio	8.88%	7.05%	6.41%	7.20%	9.82%

*Weighted average shares outstanding excludes shares of nonvested, restricted stock.

The American Community acquisition's results of operations are included from the date of acquisition, April 16, 2009, forward.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and the year ended December 31, 2010, and also analyzes our financial condition as of December 31, 2012 as compared to December 31, 2011. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

DEFERRED TAX ASSETS - At December 31, 2012, we had $31.4 million in net deferred tax assets. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence we concluded that no valuation allowance should be recorded against deferred tax assets at December 31, 2012.
Financial Condition

The Bank’s total assets decreased 3.50% from $1,993.2 million at December 31, 2011 to $1,923.4 million at December 31, 2012, primarily due to the sale of $49.0 million in problem loans and foreclosed properties during 2012. Total gross loans and loans held for sale decreased 9.06% from $1,470.5 million at December 31, 2011 to $1,337.2 million at December 31, 2012. Deposits decreased 5.76% from $1,731.3 million at December 31, 2011 to $1,631.7 million at December 31, 2012.

Loans held for investment decreased by $141.4 million, or 9.75% for the year ended December 31, 2012 primarily due to a decrease in construction loans as the Bank focused on limiting higher risk construction and commercial real estate lending, as well as the sale of approximately $43 million in loans. The sale included $36 million in nonperforming loans consisting primarily of construction and commercial real estate loans. This sale was an effect to reduce overall credit risk within the Bank. The table below presents the increases (decreases) in loans by category year over year.

Loan Category	Balance 12/31/12	Balance 12/31/11	Increase (Decrease)	% Increase (Decrease)
	(dollar amounts in millions)
Construction	$132.0	$202.8	$(70.8)	(34.9)%
Commercial real estate	554.5	591.8	(37.3)	(6.3)%
1-4 family mortgage loans	168.6	179	(10.4)	(5.8)%
Home equity lines of credit	191.9	201.2	(9.3)	(4.6)%
Multifamily	35.3	39.9	(4.6)	(11.5)%
Commercial, other	193.8	200.7	(6.9)	(3.4)%
Consumer	33.4	35.5	(2.1)	(5.9)%
Total loans	$1,309.5	$1,450.9	$(141.4)	(9.7)%

Loan composition includes commercial real estate loans which account for 42% of total loans, followed by home equity lines at 15%, commercial and industrial loans at 15%, residential 1-4 family first mortgage liens at 13%, construction and land development loans at 10%, multifamily loans at 3% and consumer loans at 2%.

The weighted average rate for loans held-for-investment at December 31, 2012 was 5.30% as compared to 5.48% at December 31, 2011. Fixed rate loans comprised 56% and 54% of total loans held-for-investment at December 31, 2012 and 2011, respectively. Fixed rate loans held at the end of the current and prior year yielded 5.81% and 6.10%, respectively, a decrease of 29 basis points. This decrease is primarily due to the repricing of loans at lower rates. At December 31, 2012, and 2011, the aggregate yields of variable rate loans were 4.64% and 4.74%, respectively, a decrease of 10 basis points. The decrease in variable rate loan yields is also attributable to repricing at lower rates as interest rates remain at historical lows.

Mortgage loans held-for-sale increased by $8.1 million, or 41.7%, as mortgage activity continues to remain at a high level due to historically low rates. These loans are closed, managed, and sold by the mortgage banking segment of the Bank. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held-for-sale are normally sold to investors within two to three weeks after closing. Loans closed by the mortgage banking segment during 2012 totaled $328.8 million, compared to $471.6 million in 2011, with monthly volumes in 2012 ranging from $14.6 million in January to $33.8 million in July.

The securities portfolio increased by $12.7 million, or 3.84%, due to purchases of $142.6 million in 2012. These increases were offset by $88.3 million in principal reductions and maturities, and $36.4 million in sales. All securities were held in the available-for-sale category and included U.S. Government agency securities of $27.5 million, or 8.0%, state and municipal securities of $84.6 million, or 24.7%, mortgage-backed securities of $107.3 million, or 31.3%, collateralized mortgage obligations of $123.6 million, or 36.0%, and $133,000, or 0.00%, in other common and preferred stocks. The unrealized gains increased to a net unrealized gain of $6.8 million from a net unrealized gain of $6.3 million. The tax equivalent yield on securities held at December 31, 2012 was 2.28%, a decrease from 2.67% a year earlier.

Premises and equipment, net of accumulated depreciation, decreased by $271,099 from December 31, 2011 to December 31, 2012. Additions were $2.6 million in premises and equipment while depreciation and disposals accounted for a $2.9 million decrease.

Foreclosed real estate, also referred to as “Other Real Estate Owned” (“OREO”), decreased by $16.2 million from December 31, 2011 to December 31, 2012, primarily due to writedowns of approximately $11 million taken in anticipation of the upcoming sale in the first quarter of 2013, as well as losses incurred from the sale of properties in 2012. The following table presents the foreclosed real estate:

	2012	2011
	(Amounts in thousands)
Beginning balance	$24,966	$25,582
Loans transferred to OREO	13,896	17,505
Proceeds of sales, net of selling expenses	(17,741)	(14,365)
Writedowns and losses on sale of OREO	(12,383)	(3,756)
Ending balance of OREO	$8,738	$24,966

Fair value of OREO is based on recent appraisals or discounted collateral values for properties in which recent appraisals were not available.

Other assets (including FHLB stock, investment in bank owned life insurance, and core deposit intangibles) increased by $14.5 million from December 31, 2011 to December 31, 2012. The increase was related to the current income taxes receivable and deferred tax assets that increased from $9.9 million to $31.4 million due to a $11.0 million valuation allowance recorded at December 31, 2011 that was reversed in 2012, as well as losses recorded for the year ended December 31, 2012. Offsetting the increase in income taxes receivables was a $2.5 million decrease in prepaid FDIC expense, and a $1.0 million decrease in core deposit intangibles due to amortization. In addition, other assets as of December 31, 2011 also included fixed assets held-for-sale of $1.9 million. All fixed assets held-for-sale were sold during 2012.

Deposits decreased by $99.7 million, or 5.8%, for the year ended December 31, 2012 primarily as a result of a decrease in certificates of deposit of $142.6 million, or 16.3% as management focused on shifting deposit mix from higher cost time deposits to lower cost core deposits. The table below presents increases and decreases in deposits year over year.

Deposit Category	Balance 12/31/12	Balance 12/31/11	Increase (Decrease)	% Increase (Decrease)
	(dollar amounts in millions)
Certificates of Deposit	$733.3	$875.9	$(142.6)	(16.28)%
Money market	363.0	389.4	(26.4)	(6.78)%
NOW	193.1	176.4	16.7	9.47%
Savings	68.4	59.7	8.7	14.57%
Demand deposits	273.9	229.9	44.0	19.14%
Total deposits	$1,631.7	$1,731.3	$(99.6)	(5.75)%

Notwithstanding the decrease in total deposits, interest bearing NOW accounts increased $16.7 million; savings accounts increased $8.7 million and demand deposits increased $44.0 million. Although there is no concentration of deposits from one individual or entity, the Bank does have $316.1 million or 19.4% of its total deposits in the over $100,000 (“jumbo CDs”) category. Jumbo CDs decreased by $44.2 million, or 12.3%, over the balance at December 31, 2011. The Bank’s brokered CD’s are less than 1% of the Bank’s total deposits and are discussed in further detail under “Liquidity Management”.

The weighted-average rate for CDs outstanding on December 31, 2012 was 1.59% down from 1.85% at the end of the prior year. During 2012 the aggregate CD rate decreased as CDs repriced throughout the year. The weighted-average rate paid on outstanding jumbo CDs at December 31, 2012 was 17 basis points higher than on other CDs, an increase from the prior year-end spread of 14 basis points. The weighted-average remaining term on jumbo CDs at December 31, 2012 was 1.64 months, down from 13.7 months, at the end of 2011.

In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements increased slightly from $42.9 million at December 31, 2011 to $44.2 million at December 31, 2012. Advances from the FHLB at December 31, 2012 totaled $25.9 million compared to $27.0 million at December 31, 2011. On November 1, 2007, the Company issued $25.0 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The interest rate at December 31, 2012 was 1.63% and will be effective until March 14, 2013. These securities are classified as long-term debt and mature in the year 2032. The Company now has the option to call for redemption of the securities, however the Company has no plans to redeem at this time. The proceeds provided funding for the acquisition of Cardinal at the end of the first quarter of 2008. In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. These trust preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. Their interest rate at December 31, 2012 was 3.11% and they are redeemable on December 15, 2033.

The Company also acquired from American Community, capital lease obligations in the amount of $2.3 million. See Note 13 in the Consolidated Financial Statements for further details.

Accrued interest payable decreased $989,535 as total deposits decreased at December 31, 2012. Other liabilities increased by $1.2 million, or 10.7%, from December 31, 2011 to December 31, 2012. The increase was due primarily to a liability recorded in the sale of the reinsurance subsidiary in the amount of $1.7 million, as well as a $1.4 million increase in commercial remittances due on participation loans. This increase was offset partially by a decrease in dividends payable of $2.0 million as the Company paid all deferred TARP dividend payments in 2012.

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

Beginning in September 2007, the Federal Reserve began aggressively lowering the short-term rates which has caused the rates on our short-term or variable rate assets and liabilities to decline. These rates have stayed at historically low levels since 2007 and are projected to remain at these levels over the next 12 months. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Net loss to common shareholders for 2012 was $12.6 million compared to a net loss of $17.4 million in 2011 and a net loss of $3.2 million in 2010. Basic and diluted net loss per common share available to common shareholders was $(0.64) in 2012 compared to basic net loss per common share of $(0.95) in 2011 and $(0.20) in 2010. The Company’s net loss before preferred dividends for 2012 was $8.7 million, a decrease in loss of $5.7 million from 2011 net loss before preferred dividends of $14.4 million. Loss on average assets was (0.64)% in 2012, (0.82)% in 2011, and (0.14)% in 2010. Return (loss) on average equity was (7.99)% in 2012, (12.14)% in 2011, and (2.08)% in 2010. The loss on assets and loss on equity decreased in 2012 primarily due to a write down of goodwill in the amount of $4.9 million and a valuation allowance recorded on deferred tax assets of $11.0 million during 2011. This was offset partially by increased credit losses in 2012 as the Company executed an asset disposition plan to sale over $50 million in problem loans and foreclosed real estate.
Net Interest Income

Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.

For analytical purposes, net interest income may be reported on a tax-equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2012, 2011, and 2010. These tables present changes in interest income and expense and net interest income changes caused by rate and/or volume.

Net interest income decreased $1.5 million, or 2.4%, in 2012 from 2011 compared to a decrease of $991,000, or 1.6%, in 2011 over 2010. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the decrease in net interest income was attributable to a decrease in volume offset with an increase attributable to decreased cost of deposits as the deposit mix shifted from higher cost time deposits to lower cost core deposits. The decrease in volume decreased net interest income by $2.2 million, and the decrease in rates on deposits led to increased net interest income of $616,000 on a tax equivalent basis. Acquisition accounting adjustments increased net interest income by $307,000 in the current year and $1.0 million in the prior year. Average earning assets decreased $160.9 million, or 8.1%, in 2012 as compared to 2011 after decreasing $104.7 million, or 5.0%, in 2011. Average loans decreased $135.3 million, or 8.8%, in 2012 compared with a decrease of $161.5 million, or 9.5%, in 2011. Average investment securities increased $33.9 million, or 10.9%, from 2011 to 2012 compared to an increase of $76.6 million, or 32.9%, from 2010 to 2011.

The net interest margin (tax-equivalent net interest income as a percentage of average interest-earning assets) increased to 3.40% in 2012 from 3.21% in 2011 after decreasing to 3.21% in 2011 from 3.09% in 2010. This increase in 2012 is due primarily to a decrease in cost of funds as the deposit mix has shifted from higher cost time deposits to lower cost core deposits. Excluding the accretion of fair value adjustments recorded in the American Community merger in 2009, net interest margin was 3.39% in 2012, 3.19% in 2011 and 3.03% in 2010, respectively.

Interest spread was 3.21% in 2012 compared to 3.03% in 2011 and 2.89% in 2010. Interest spread measures the difference between the average yield on interest-earning assets (tax-equivalent interest income as a percentage of average interest- earning assets) and the interest paid on interest-bearing liabilities. The rate declines over the past three years continue to contribute to the earning asset rate decline from 4.52% in 2011 to 4.39% in 2012 as assets continued to reprice at lower rates, as well as the impact of increased nonaccrual loans. The general decline in rates also contributed to a decline of 32 basis points in the interest-bearing liability rate from 2011 to 2012, as compared to the 16 basis point decline in the earning asset rate. The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for 2012, 2011, and 2010.

Interest Rates Earned and Paid

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and
federal funds sold	$81,748	$201	0.25%	$141,249	$376	0.27%	$161,007	$395	0.25%
Investment securities (1)	343,137	7,761	2.26%	309,199	9,226	2.98%	232,577	8,742	3.76%
Total loans (1)(2)(6)	1,399,590	72,093	5.15%	1,534,929	80,111	5.22%	1,696,469	89,850	5.30%

Total interest -earning assets	1,824,475	80,055	4.39%	1,985,377	89,713	4.52%	2,090,053	98,987	4.74%

Non-earning assets	125,114			142,193			142,102
Total assets	$1,949,589			$2,127,570			$2,232,155

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$553,339	$1,465	0.26%	$553,656	$3,299	0.60%	$417,695	$3,364	0.81%
Savings	64,385	85	0.13%	56,964	101	0.18%	54,664	133	0.24%
Time certificates	813,035	14,176	1.74%	1,025,165	20,475	2.00%	1,258,639	28,396	2.26%
Total interest bearing deposits	1,430,759	15,726		1,635,785	23,875		1,730,998	31,893
Repurchase agreements sold	41,463	275	0.66%	43,177	420	0.97%	46,643	519	1.11%
Borrowed funds (8)	61,432	1,987	3.23%	64,548	1,746	2.70%	74,074	1,932	2.61%
Total interest-bearing
liabilities	1,533,654	17,988	1.17%	1,743,510	26,041	1.49%	1,851,715	34,344	1.85%

Non-interest bearing deposits	244,136			224,280			211,027
Stockholders' equity	157,133			143,163			154,401
Other liabilities	14,666			16,617			15,012

Total average liabilities stockholders' equity	$1,949,589			$2,127,570			$2,232,155

Net interest income (3) and interest rate spread (5)		62,067	3.21%		$63,672	3.03%		$64,643	2.89%

Net interest margin (4)			3.40%			3.21%			3.09%

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
(6) Interest income on loans includes $252,000, $577,000 and $1.6 million in accretion of fair market value adjustments related to recent mergers in the years 2012, 2011 and 2010, respectively. Estimated accretion for 2013 is $238,000.

(7) Interest expense on deposits includes $235,000,$302,000 and $778,000 in accretion of fair market value adjustments related to recent mergers for 2012, 2011, and 2010, respectively. Estimated accretion for 2013 is $9,000.

(8) Interest expense on borrowings includes $(180,000), $122,000 and $118,000 in accretion of fair market value adjustments related to recent mergers for 2012, 2011, and 2010, respectively. An adjustment was made in 2012 to adjust the remaining fair market value for early payoff of merger related borrowings. Estimated accretion for 2013 is $5,000.

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

Interest Rate/Volume Analysis

	2012-2011 Net Increase (Decrease) due to change in:			2011-2010 Net Increase (Decrease) due to change in:
	Average Balance	Average Rate	Increase (Decrease)	Average Balance	Average Rate	Increase (Decrease)
	(Amounts in thousands)
Interest-Earning Assets
Federal funds sold & interest bearing deposits	$(152)	$(23)	$(175)	$(51)	$32	$(19)
Investment securities	890	(2,356)	(1,466)	2,583	(2,099)	484
Total loans	(7,017)	(1,001)	(8,018)	(8,585)	(1,627)	(10,212)
Total earning assets	(6,279)	(3,380)	(9,659)	(6,053)	(3,694)	(9,747)
Interest-Bearing Liabilities
NOW and money market	(1)	(1,833)	(1,834)	953	(1,018)	(65)
Savings	11	(27)	(16)	5	(37)	(32)
Time certificates	(3,968)	(2,331)	(6,299)	(4,965)	(2,956)	(7,921)
Total interest-bearing deposits	(3,958)	(4,191)	(8,149)	(4,007)	(4,011)	(8,018)
Borrowed funds	(102)	198	96	(258)	(84)	(342)
Total interest-bearing liabilities	(4,060)	(3,993)	(8,053)	(4,265)	(4,095)	(8,360)
Net interest income	$(2,219)	$613	$(1,606)	$(1,788)	$401	$(1,387)

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

The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2012 that mature or are expected to reprice within the stated time periods. The asset sensitivity of the Company’s net interest income is reflected in the “Income Shock Summary” table following the “Gap Analysis” table.

GAP Analysis

	Terms to Repricing at December 31, 2012
	3 months or Less	More than 3 to 12 Months	Over 1 Year Thru 3 Years	Over 3 Years Thru 5 Years	Over 5 Years	Total
INTEREST EARNING-ASSETS	(Dollars in thousands)
Loans:
Real estate- construction	$27,697	$29,362	$48,022	$21,597	$5,303	$131,981
Commercial real estate	70,854	99,924	160,468	167,128	56,077	554,451
Real estate- 1-4 family	14,441	21,590	56,226	41,471	34,883	168,611
Real estate- multifamily	1,834	2,402	16,158	14,839	104	35,337
Home equity lines of credit	122,344	205	12,956	166	56,217	191,888
Commercial	54,227	54,470	25,046	34,842	5,855	174,440
Consumer and other	8,262	7,230	23,257	10,325	2,590	51,664
Total Loans	299,659	215,183	342,133	290,368	161,029	1,308,372
Securities:
U.S. Treasuries and other agencies	10,042	—	2,311	15,000	174	27,527
State and municipal securities	3,715	620	3,036	2,699	74,495	84,565
Mortgage backed debt securities	68,300	33,878	67,369	36,365	24,983	230,895
Common and preferred stocks	—	—	—	—	133	133
Total Securities	82,057	34,498	72,716	54,064	99,785	343,120
Interest bearing due from banks	102,271	—	—	—	—	102,271
TOTAL EARNING ASSETS	$483,987	$249,681	$414,849	$344,432	$260,814	$1,753,763
INTEREST-BEARING LIABILITIES
Deposits:
NOW accounts	$193,061	$—	$—	$—	$—	$193,061
Money market accounts	363,019	—	—	—	—	363,019
Savings	68,380	—	—	—	—	68,380
Certificates: (1)
Over $100,000	77,742	118,663	91,128	28,603	—	316,136
Other certificates	114,229	191,153	84,101	23,849	3,812	417,144
Total deposits	816,431	309,816	175,229	52,452	3,812	1,357,740
Repurchase Agreements/Fed Funds Purchased	44,192	—	—	—	—	44,192
FHLB borrowings	—	—	25,000	—	946	25,946
Junior Subordinated Debentures	35,037	—	—	—	—	35,037
TOTAL INTEREST BEARING LIABILITIES	$895,660	$309,816	$200,229	$52,452	$4,758	$1,462,915
GAP	(411,673)	(60,135)	214,620	291,980	256,056	290,848
CUMULATIVE GAP	(411,673)	(471,808)	(257,188)	34,792	290,848	290,848
GAP %	(23.47)%	(3.43)%	12.24%	16.65%	14.60%	16.58%

Additional information regarding loans with maturity dates that exceed one year (in millions)
Fixed rate loans with maturities that exceed one year					$786.3
Variable rate loans with maturities that exceed one year					160.5
(1) For GAP analysis purposes, certificates of deposits related to public funds and brokered deposits are not broken down between certificates greater than $100,000 and other. As a result, classifications may vary from disclosures and presentations throughout the financial statements.

Income Shock Summary

	January 1, 2013
		Rates UP (+200 bp)		Rates DN (-200 bp)
	Base Amount	Amount	% Change	Amount	% Change
	(dollars in thousands)
Short-term investments	$151	$2,075	1,274.17%	$151	—%
Securities	7,713	9,428	22.24%	6,753	(12.45)%
Loans	69,411	79,654	14.76%	61,272	(11.73)%
Interest income	77,275	91,157	17.96%	68,176	(11.77)%
Non-maturing deposits	1,935	6,903	256.74%	1,225	(36.69)%
Certificates of deposits	8,397	14,510	72.8%	7,639	(9.03)%
Borrowed money	675	1,772	162.52%	680	0.74%
Interest expense	11,007	23,185	110.64%	9,544	(13.29)%
Net interest income	$66,268	$67,972	2.57%	$58,632	(11.52)%
Liquidity Management

The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, FHLB line of credit, and availability at the Federal Reserve discount window. Liquidity needs have been met through federal funds purchased and the use of a line of credit at the FHLB. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. In 2008, the Bank adopted a Brokered Funds Policy that allows the Bank to obtain brokered funds up to 20% of total deposits, and deposits obtained through a single broker are limited to 5% of total deposits. Previously, brokered funds were authorized under the Bank’s Asset Liability Management Policy but total and broker maximum amounts were not addressed by the policy. At December 31, 2012, brokered deposits totaled $6.9 million and accounted for approximately 0.4% of total deposits. The Bank maintains a brokered deposit NOW account to add municipal deposits which averaged $2.9 million during 2012 and totaled $2.9 million at December 31, 2012. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these municipal deposits have enhanced the Bank’s liquidity.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale CD funding. Promontory’s CDARS® and One-Way BuySM products enable the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At December 31, 2012, there were no outstanding funds acquired through the One-Way Buy product. The Bank’s solicited deposits from outside its primary market area in the form of brokered certificates of deposit totaled $3.8 million at December 31, 2012. Promontory also provides a product, CDARS® Reciprocal, that allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports these reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal certificates of deposit totaled $165,000 at December 31, 2012 and $2.1 million at December 31, 2011.

Comparing 2012 to 2011, average total deposits decreased 9.0%, or $185.2 million. At December 31, 2012, total deposits reflected a 5.8% decrease of $99.7 million compared to December 31, 2011. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $39.2 million at year-end 2012 compared to $37.9 million at year-end 2011. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. In 2010, CDs were offered at rates in line with competitors’ rates and at one or more special rates and priced at 25-50 basis points higher than competitors’ rates for limited periods. These rates were needed in order to build a deposit base sufficient for liquidity. As liquidity grew to levels that met management’s targets, deposit rates were reduced. These events caused a substantial increase in our cash position over the last two years. With the growth in cash and not being able to deploy the cash into loans, management made the decision to increase the investment portfolio in short maturity and short average life assets. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the FHLB at December 31, 2012 was $31.9 million. Federal funds available for additional borrowings at year-end were $20.0 million.

Other Borrowed Funds

See Note 8 to the Consolidated Financial Statements.

Investment Securities

At December 31, 2012, the securities classified as available-for-sale, carried at market value, totaled $343.1 million with an amortized cost of $336.3 million. Securities available-for-sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital or liquidity. Securities available-for-sale consist of U.S. Government agencies with an average life of 2.7 years, municipal securities with an average life of 6.17 years, and mortgage-backed securities with an average life of 3.50 years. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. The proceeds from maturities and sales were reinvested in the investment portfolio. Refer to Note 2 to the Consolidated Financial Statements for additional information.

The following table presents the carrying value of investment securities as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Securities available-for-sale:	(Amounts in thousands)
U.S. government agencies	$27,527	$23,726	$14,550
Government sponsored agencies:
Residential mortgage-backed securities	107,257	65,210	52,075
Collateralized mortgage obligations	122,593	166,028	155,926
Private label collateralized mortgage obligations	1,045	1,256	1,705
State and municipal securities	84,565	73,118	72,622
Common and preferred stocks and other	133	1,084	1,124
Total securities available-for-sale	$343,120	$330,422	$298,002

The following tables present maturities and yield of debt securities outstanding as of December 31, 2012:

	Maturities and Yields of Debt Securities as of December 31, 2012
	Within 1 Year		1 to 5 Years		5 to 10 Years			After 10 Years
	Amount	Yield	Amount	Yield	Amount		Yield	Amount	Yield	Total
	(Amounts in thousands)
Available-for-sale securities:
U.S Government agencies	$10,020	0.78%	$17,507	0.84%	$—		—%	$—	—%	$27,527
Mortgage-backed securities	121	3.34%	341	3.52%	10,712		2.02%	96,083	2.47%	107,257
Collateralized mortgage
obligations	—	—%	650	3.68%	10,178		2.1%	111,765	0.69%	122,593
Private label collateralized
mortgage obligations	—	—%	—	—%	178	178	5.39%	867	5.64%	1,045
Municipals	626	3.48%	6,055	3.41%	26,150		3.16%	51,734	2.85%	84,565
Other	—	—%	—	—%	—		—%	133	—%	133
Total available-for-sale securities	$10,767		$24,553		$47,218			$260,582		$343,120

Time Deposits

The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.

	Maturities of Time Deposits As of December 31, 2012
	Within Three Months	Three to Six Months	Six to Twelve Months	One to Five Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$83,795	$60,269	$58,912	$113,170	$316,146
Other time deposits	111,998	81,873	108,762	114,511	417,144
	$195,793	$142,142	$167,674	$227,681	$733,290
Capital Adequacy

Shareholders’ equity at December 31, 2012, totaled $170.8 million, an increase of 21.5% from 2011 year-end shareholders’ equity of $140.6 million. The 2012 shareholders’ equity total includes an unrealized net gain of $4.2 million compared to an unrealized net gain of $3.9 million at December 31, 2011. The Company’s internal capital generation rate (net income /(loss) less cash dividends declared, as a percentage of average equity) was (8.0)% in 2012 and (12.1)% in 2011. The dividend payout rate on common shares was 0.0% in 2012, 2011, and 2010. In 2009, the Board of Directors suspended the payment of dividends in order to preserve capital.

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

On May 6, 2011, the Company completed a private placement of 3,081,867 shares of common stock to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the private placement. On June 23, 2011, the Company's shareholders approved the private placement which permitted the Company, pursuant to Nasdaq Rule 5635(c), to issue to the Company's directors and executive officers, for no additional consideration, 151,681 additional shares of common stock, enabling the directors and executive officers to invest on the same terms as other investors that participated in the private placement. Including this additional issuance, the Company issued a total 3,233,548 shares of common stock as a result of the private placement. Proceeds received from the private placement are being kept at the holding company level for general corporate purposes.

On September 12, 2012, the U.S. Treasury completed the sale of its $36 million of Series T Preferred Stock and $13.3 million of its Series T-ACB Preferred Stock investment in the Company to private investors through a registered public offering. There was no impact to the Company's financial condition or operating results due to the transaction.

On October 23, 2012, the Company entered into the Purchase Agreement with certain accredited investors and directors and executive officers of the Company , pursuant to which the Investors purchased 45,000 shares of the Company's Series A Preferred Stock, at a price of $1,000 per share in the private placement. The Series A Preferred Stock converted into 16,071,300 shares of the Company's common stock at a price of $2.80 per share on December 26, 2012. The Company raised approximately $41.8 million in net proceeds from the sale of the Series A Preferred Stock.

As part of the Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into the Exchange Agreement with the Preferred Shareholders, pursuant to which the Preferred Shareholders agreed to exchange shares of the Preferred Stock for shares of the Company's common stock and shares of a new class of non-voting common stock, par value $1.00 per share, of the Company's non-voting common stock. The total amount of Preferred Stock exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock.

The table below presents the plans and number of common shares repurchased, and the activity from inception through December 31, 2011. Common shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The 2002 through 2005 plans were approved by a vote of the Company’s shareholders. Following reorganization as a holding company on July 1, 2006, the Board of Directors of the Company approved stock repurchases of up to 100,000 shares for the 2006 and 2007 plans. There was no 2012, 2011 or 2010 repurchase plan or repurchases in 2012, 2011 or 2010.

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

The Company's tangible equity ratio was 8.75%, 6.88% and 6.01% at end of year 2012, 2011 and 2010, respectively. Management believes that these non-GAAP tangible measures provide additional useful information, particularly since these measures are widely used by industry analysts for companies with prior merger and acquisition activities. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period to period comparisons. Although we believe the above non-GAAP measures enhance investors' and management's ability to evaluate and compare our operating results from period to period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

The following table presents the calculations of these ratios:

Capital Adequacy Ratios December 31,
	2012	2011	2010
	(Amounts in thousands)
Total assets	$1,923,438.397	$1,993,188	$2,300,594
Goodwill	—	—	(4,944)
Core deposit intangibles	(2,653)	(3,733)	(4,907)
Tangible assets	$1,920,785.397	$1,989,455	$2,290,743
Total equity	$170,794.314	$140,586	$147,457
Goodwill	—	—	(4,944)
Core deposit intangible	(2,653)	(3,733)	(4,907)
Tangible equity* (Non-GAAP)	$168,141.314	$144,319	$157,308
Tangible equity ratio* (Non-GAAP)	8.75%	7.25%	6.01%
Equity ratio	8.88%	7.05%	6.41%
*Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.

Although the Company and Bank are well capitalized as of December 31, 2012 and criticized assets appear to be showing signs of improvement, the Company remains diligently focused on monitoring capital.

Loans

Net loans held for investment (total loans held-for-investment less allowance for loan losses) as of December 31, 2012 were $1,284.4 million as compared with $1,418.1 million as of December 31, 2011, a decrease of $133.7 million, or 9.4%. In addition, the Bank’s residential mortgage loans classified as held-for-sale totaled $27.7 million and $19.5 million at December 31, 2012 and 2011, respectively, representing an increase of $8.1 million, or 41.7%. The Bank focuses on commercial lending to small and medium-sized businesses within its market area, consumer based installment loans, and residential mortgage lending including equity lines of credit. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans.

The following table presents amounts and types of loans outstanding, including loans held-for-sale, for the past five years ended December 31.

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Construction real estate	$131,981	9.9%	$202,803	14%	$300,877	18.8%	$364,853	21.8%	$227,989	19.2%
Commercial real estate	554,451	41.4%	591,758	40.8%	621,429	38.8%	583,120	34.8%	416,872	35.1%
1-4 family 1st liens	196,290	14.7%	179,047	12.3%	174,536	10.9%	169,790	10.1%	125,225	10.5%
Multifamily	35,337	2.6%	39,881	2.8%	29,268	1.8%	36,031	2.2%	22,468	1.9%
1-4 family equity lines	191,888	14.4%	201,220	13.9%	209,319	13.1%	202,676	12.1%	135,639	11.4%
Total mortgage loans	423,515	31.7%	420,148	29.0%	413,123	25.8%	408,497	24.4%	283,332	23.9%
Commercial , other	193,810	14.5%	200,750	13.8%	222,664	13.9%	271,433	16.2%	225,092	19%
Consumer	33,426	2.5%	35,465	2.4%	42,446	2.7%	48,545	2.9%	34,284	2.9%

Gross Loans	1,337,183	100.0%	1,450,924	100%	1,600,539	100%	1,676,448	100%	1,187,569	100%
Allowance for loan losses	(25,149)		(32,848)		(37,752)		(48,625)		(22,355)
Total	$1,312,034		$1,418,076		$1,562,787		$1,627,823		$1,165,214

The following table sets forth the contractual maturity of loans, including loans held for sale, at December 31, 2012:

	One Year or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
Construction	$51,863	$74,815	$5,303	$131,981
Commercial real estate	150,565	341,659	62,227	554,451
1-4 family 1st liens	54,696	94,623	46,971	196,290
Multifamily	3,970	31,263	104	35,337
1-4 family equity lines	2,064	34,504	155,320	191,888
Commercial , other	107,271	74,623	11,916	193,810
Consumer	12,718	20,421	287	33,426
Total	$383,147	$671,908	$282,128	1,337,183

The Bank requires documentation on its residential mortgage loans and does not have a program to make loans with minimal documentation requirements such as subprime loans without income verification. The Bank’s residential real estate loans are collateralized predominately by property in North Carolina where real estate values have been decreasing steadily over the past few years. While residential real estate values have declined across the state, the erosion has been more acute in the coastal and mountain regions where large vacation and second home exposures exist. The Bank’s total real estate loan exposure for the mountain region is 10.8% of the Bank’s total real estate loan portfolio and the total real estate loan exposure for the coastal region is 1.05% of the Bank’s total real estate loan portfolio. The mountain region real estate loans were concentrated in commercial real estate (30.3%), construction and land development (10.5%), home equity lines of credit (20.8%) and 1-4 family residential (7.9%). The coastal region real estate loans were concentrated in construction and land development (19.5%), 1-4 family residential (38.7%), and home equity lines of credit (27.7%).

The Bank’s residential mortgage loans do not have features such as teaser rates or negative amortization and are made at loan-to-value (“LTV”) ratios of 80% or lower, with the exception of HELOC’s which can have LTV of 90%. Since these loans do not have features that would create additional risk, net interest income after loan loss provision would not be affected unfavorably by unique loan features. Residential mortgage loans and home equity lines with risk grades that are either substandard or substandard impaired, totaled $9.4 million and $15.7 million on December 31, 2012 and 2011, respectively. Continuing high levels of classified loans is attributable to the weak economic and employment trends throughout the Bank’s market area. Management has determined the appropriate loss estimate for these loans, some of which are impaired, and recorded a provision expense to recognize the probable losses. Further weakness in the performance of these loans and in economic conditions may result in additional provision expense. While economic weakness may result in additional provision, improved performance may result in a credit to provision expense for this loan group.

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

Construction loans extended by the Bank are to be supported by current appraisals in compliance with FIRREA requirements and the Bank’s appraisal policies as described in the loan policy. The borrower must obtain all appropriate building permits, and the project must comply with applicable zoning requirements for the site. Projects are to have controlled disbursements based upon satisfactory inspections indicating the project status merits the draw. Speculative units for home builders are to be limited to a level the home builder can support from sources in addition to the future sale of these units. The Bank requires that there be no secondary financing on projects for which it is providing financing. Exempted from this requirement are construction loans to be taken out by SBA 504 program financing, which by design, contemplates a secondary loan. During the construction phase; however, there is to be no secondary financing. Loans with interest reserves were $5.5 million at December 31, 2012 and $15.9 million at December 31, 2011. The Bank tracks loans with interest reserves and monitors these loans on a regular basis for any impairment and discontinuation of interest accruals.

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

Over the past few years the Bank has reduced its concentration in construction and land development lending, decreasing balances by $70.8 million, or 34.9% in 2012 as compared to 2011 and $98.1 million, or 32.6% in 2011 as compared to 2010.  The economic conditions and their impact on the one-to-four family residential market has reduced both demand and increased the credit risk for this type of lending.  While the Bank continues to evaluate credit opportunities presented in this line of business, it is actively trying to diversify the loan portfolio by being selective and trying to create opportunities in other loan types.

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

Nonperforming loans as of December 31, 2012 totaled $22.8 million, or 1.71%, of total loans compared with $70.4 million, or 4.78%, in 2011 and $65.4 million, or 3.96%, in 2010. The Bank aggressively pursues the collection and repayment of all loans. The total number of loans on nonaccrual status has decreased from 505 to 315 since December 31, 2011. The significant decrease in nonperforming loans from December 31, 2011 to December 31, 2012 is primarily due to the sale of approximately $36 million in nonperforming loans. Approximately $6.1 million of nonaccrual loans are troubled debt restructured loans and continue to pay according to agreed upon terms as of December 31, 2012. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our special assets department.

A significant portion, or 86%, of nonperforming loans at December 31, 2012 are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the downturn in the real estate market over the past several years has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition. The Bank has a general policy to stop accruing interest when any loan is past due 90 days as to principal or interest; however, some exceptions do apply. In addition, loans may be identified as nonaccrual on a case by case basis if it is probable that the borrower will not be able to repay according to the original terms. Nonperforming loans and other real estate owned (foreclosed real estate) comprise nonperforming assets. At December 31, 2012, certain additional loans were considered to be impaired, even though they were performing, where liquidation of collateral would be insufficient to repay the balance of the loan. The impairment was determined based on current economic conditions, the declines in the commercial borrowers’ industries, or specific credit or collateral characteristics of the loan. There were no loans past due 90 days or more accruing interest at December 31, 2012.

	At December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands)
Loans on nonaccrual status	$22,817	$70,355	$65,400	$36,255	$13,647
Other real estate owned	8,738	24,966	25,582	14,345	4,018
Total nonperforming assets	$31,555	$95,321	$90,982	$50,600	$17,665
Nonperforming assets to gross loans held for investment	2.41%	6.57%	5.68%	3.02%	1.49%
Troubled debt restructured loans still accruing interest	$17,667	$17,173	$17,153	$5,544	$85

	December 31, 2012
	Interest Recorded for the year ended	Interest Forgone for the year ended
Nonaccrual loans	$395,666	$1,780,833
Accruing Troubled Debt Restructured loans	973,556	—

At December 31, 2012, the allowance for loan losses represented 1.10 times the amount of nonperforming loans, compared to 0.47 times and 0.57 times at December 31, 2011 and 2010, respectively. The coverage level of the allowance at December 31, 2012 increased from the coverage level at December 31, 2011 due to the sale of nonaccrual loans as the Company remained conservative in reserve levels due to still uncertain economic conditions and high levels of unemployment. Nonperforming loans that have been written down to fair value will remain in nonaccrual status until consistent payment performance is evident. Nonperforming loans are individually reviewed for impairment based on probable cash flows and the value of collateral.

Impaired Loans

As discussed above, the Bank generally identifies loans 90 days past due as nonaccrual loans. Total impaired loans include $22.8 million in nonaccrual loans, $17.7 million in restructured loans, including those classified as troubled debt restructured loans, that are accruing and paying on agreed upon terms, as well as $898,000 in performing loans that were impaired for various concerns regarding the ability of the borrower to repay the principal. Impaired loans under $250,000 are typically not individually evaluated for impairment and totaled $7.8 million as of December 31, 2012. During the fourth quarter of 2012, the Company embarked on an accelerated asset disposition plan in an effort to reduce nonperforming loans and improve credit metrics. As a result, the Company sold approximately $43 million in problem loans. Loans included in the sale represented higher risk construction and commercial real estate loans of which $36.3 million were on nonaccrual status.

The largest amount of nonaccrual loans for one customer relationship totaled $3.4 million.  This relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, acquisition of equipment and related operating expenses.  This relationship currently has a reserve of $927,466 assigned to it as of December 31, 2012.  Nonaccrual loans also include three other large relationships each totaling $1.9 million, $1.5 million and $1.1 million, respectively as of December 31, 2012.   The first of these nonaccrual relationships consists of one loan that was originally used for working capital purposes and is secured by real estate, account receivables, inventory and equipment.  This loan does not have any specific reserve assigned to it as of December 31, 2012. The second relationship was originally used to purchase and develop a residential tract of land and was charged down to fair market value during the fourth quarter of 2012.  The third relationship is a loan secured by property and is currently being leased and listed for sale.  This loan does not have any specific reserve assigned to it as of December 31, 2012.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Collateral values were assessed for impaired residential mortgage and commercial mortgage loans. Five relationships with balances exceeding $1.0 million were identified as impaired. The impaired loans were analyzed to record specific allowances for loans with balances that exceeded discounted collateral values. Specific allowances were assigned for loan balances in excess of recent appraisals or discounted collateral values in cases where recent appraisals were not available. At December 31, 2012, most of the impaired loan balances in the commercial, financial, and agricultural category were collateralized by accounts receivable, inventory, and equipment with only one relationship exceeding $1.0 million.

At December 31, 2012, the outstanding balance of purchased impaired loans from American Community, which includes interest and fees due, was $95,215. At December 31, 2011, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $428,504. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $40.4 million in 2012 compared to $20.8 million in 2011 and $24.3 million in 2010. The provision expense is determined by the Bank’s allowance for loan losses model and is based on management's judgments. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future. The increase in provision for the year ended December 31, 2012 as compared to 2011, was due to large charge-offs taken as a result of loan sales that occurred in the fourth quarter of 2012. Charge-offs were taken on all loans included in the sale based on the sale price of the loan at sale date. All additional losses recorded on the sale were related to other fees and liabilities, including liabilities established for property taxes and fees payable to third parties as part of the sale, and are not representative of credit risk.

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

During the second quarter of 2012, the Company completed the transition to the use of migration analysis in calculating historical loss experience for collectively evaluated loans.  This method takes into consideration the probability of loss for each loan type by credit quality, and historical losses given default by loan type.  Previously, the Company utilized migration analysis in  determining its reserve for classified loans, while continuing to incorporate average historical losses for all collectively evaluated loans.  The migration analysis is utilized across all risk categories and for all non-impaired loans, and average historical losses are excluded from the calculation.  The impact of this change to the allowance for loan losses was an increase of $1.4 million in general reserve allocation during 2012.

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

A portion of the general allocation is based on environmental factors including estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at December 31, 2012 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations and exceptions to FDIC guidelines for loan-to-value ratios. The addition of a centralized team of credit spread analysts has improved the quality of credit underwriting and risk grade identification on new loans and modifications. Other related improvements, such as expanded use of global cash flows in the underwriting process, has contributed to the ability to better identify and quantify potential risks inherent in the portfolio.

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2012. Management believes it has established the allowance in accordance with GAAP and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The downturn in the real estate market over the past few years resulted in increased loan delinquencies, defaults and foreclosures between 2008 and 2011. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Although we believe real estate markets are improving, if real estate values begin to decline, it is likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

The Bank’s allowance for loan losses was $25.1 million at December 31, 2012, or 1.92%, of loans held-for-investment, as compared to $32.8 million, or 2.26%, of loans held-for-investment, at December 31, 2011 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due primarily to a decrease in classified loans which resulted from the sale of approximately $43 million in problem loans, and a decrease in total gross loans as of December 31, 2012. In addition, the Bank saw some improving trends in the Bank’s past dues and unemployment rates within the region. Overall the depressed real estate markets continue to take a toll on our construction portfolio. This has resulted in impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $25.1 million in total allowance for loan losses at December 31, 2012, the specific allowance for impaired loans accounted for $1.4 million, down from $4.1 million at December 31, 2011. Decreases in specific allowances for impaired loans were due to a decrease in impaired loans as well as the charge-down of collateral dependent loans to fair market values. The remaining general allowance of $23.7 million, was attributed to performing loans and was down from $28.7 million at December 31, 2011.

The decrease in the general allowance was driven primarily by a decrease in classified and performing loans. Classified loans (including special mention, substandard and impaired loans less than $250,000 that are not individually reviewed for impairment) decreased $65.1 million from December 31, 2011 to December 31, 2012. This decrease resulted from loan sales, additional impairments of construction and commercial real estate loans for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. Also contributing to the decrease in the general allowance for loan losses was a $141.4 million decrease in gross loans held-for-investment as of December 31, 2012 as compared to December 31, 2011.  The general allowance on non-classified loans as a percent of non-classified loans was 1.36% as of December 31, 2012, as compared to 1.38% as of December 31, 2011.

The following table presents the allocation of the allowance for loan losses by category.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate	$20,185	80.3%	$26,515	80.7%	$32,550	86.2%	$41,044	84.4%	$16,802	75.2%
Commercial, agricultural, other	4,291	17.1%	5,712	17.4%	4,335	11.5%	6,244	12.8%	4,617	20.7%
Consumer	673	2.7%	621	1.9%	867	2.3%	1,337	2.8%	936	4.2%
Total	$25,149	100%	$32,848	100%	$37,752	100%	$48,625	100%	$22,355	100%

Our real estate portfolio has $132.0 million of construction loans, $582.2 million of commercial real estate loans, $168.6 million in 1-4 family mortgage loans, $191.9 million in home equity lines of credit, and $35.3 million in multifamily mortgage loans as of December 31, 2012.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio and we are not actively lending option ARM products or subprime loans. Construction loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  As of December 31, 2012, $5.5 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation. Therefore, the Company has implemented review policies to identify and monitor all loans with interest reserves in order to identify potential impairments or discontinuation of interest accruals.

Net loan charge-offs (recoveries) were $48.1 million, or 3.43% of average loans for the year ended December 31, 2012, compared to $25.7 million, or 1.68% of average loans for the year ended December 31, 2011. Net charge-offs for the year ended December 31, 2012 included $33.0 million in writedowns and charge-offs on loans included in the accelerated asset disposition plan.

The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

	At or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$32,848	$37,752	$48,625	$22,355	$12,445
Charge-offs:
Real estate loans	43,208	24,686	31,846	15,009	1,720
Installment loans	752	652	677	1,255	576
Credit card and related plans	—	—	71	107	63
Commercial and all other	7,796	3,494	4,226	6,432	963
Total charge-offs	51,756	28,832	36,820	22,803	3,322
Recoveries:
Real estate loans	2,368	2,479	889	204	135
Installment loans	359	184	211	85	134
Credit card and related plans	—	—	7	2	14
Commercial and all other	956	423	491	343	181
Total recoveries	3,683	3,086	1,598	634	464
Net charge-offs (recoveries)	48,073	25,746	35,222	22,169	2,858
Provision for loan losses	40,374	20,842	24,349	48,439	11,109
Allowance acquired from Cardinal	—	—	—	—	1,659
Balance at end of period	$25,149	$32,848	$37,752	$48,625	$22,355
Ratio of net loan charge-offs to average loans	3.43%	1.68%	2.08%	1.39%	0.26%

Noninterest Income

Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale or impairment of investment securities or mortgage loans and income earned from bank-owned life insurance (BOLI).

Noninterest income decreased 25.4% or $4.6 million in 2012. Losses on the sale of loans of $3.0 million and a $1.0 million loss on the sale of a mortgage reinsurance subsidiary made up the majority of the decrease. Losses recorded on the sale of loans were related to other fees and liabilities recorded as part of the loan sale, including liabilities established for property taxes and fees payable to third parties as part of the sale, and are not representative of credit risk. In the fourth quarter of 2012, a decision was made by management to sale a reinsurance subsidiary held by Sidus. As a result of this decision, Sidus reclassified its investment in the reinsurance subsidiary to held for sale and wrote down its investment by $1.0 million to the estimated fair value at December 31, 2012. The sale of the subsidiary is expected to close in the first quarter of 2013.

Other decreases include a decrease in service charges of $57,664, or 1.1%, and a decrease in income related to bank owned life insurance of $24,454, or 3.7%, as the cost of benefits was updated based on current employee and insurance information. Service charges on deposit accounts were down 1.1% primarily due to a $50,000 decrease in non-sufficient funds ("NSF") (a major component of service charges) and overdraft privilege charges. Offsetting the decreases in noninterest income were increases in other service fees of $267,745, or 8.0%. The increase in other service fees was due primarily to increases in ATM and merchant credit card fees as the Company changed third party servicers. Gains on sale of available-for-sale securities were $1.7 million for the year ended December 31, 2012 as compared to $2.8 million for the year ended December 31, 2011. Income from mortgage banking activities also increased $156,213, or 2.7%, in 2012 as compared to 2011 as mortgage activity remained high due to the historically low rates.

Noninterest income decreased 17.1% or $3.8 million in 2011. A decrease in mortgage banking activities income of $3.2 million made up the majority of the decrease. The decrease in mortgages banking income was primarily related to a decrease in mortgage activity during 2011 as the Company decided to exit wholesale markets in the second quarter of 2011. Mortgage loans sold decreased from $937.0 million in 2010 to $471.6 million in 2011. Other decreases include a decrease in service charges of $619,000, or 10.4%, and a decrease in other service fees of $634,000, or 15.9%. The decrease in other service fees was due primarily to decreases in commissions and fees on mortgages originated of $708,000 or 44.0%, offset partially by increases in annuity commissions and fees of $349,000, or 59.7%. Service charges on deposit accounts were down 10.4% primarily due to a 7.8% decrease in business service charges and a decrease in ATM service charge income of $58,000, or 9.6%. Overall NSF fees remained relatively flat as the Company introduced a new overdraft privilege program . Income related to bank owned life insurance also decreased $167,000, or 20.3%, as the cost of benefits was updated based on current employee and insurance information. These decrease were offset by an increase in gains on sale of available-for-sale securities of $576,000 and a decrease in other than temporary impairment charges of $366,000.

Noninterest income decreased 11.7% or $2.9 million in 2010. A decrease in the gain on sale of mortgages of $4.5 million and decreases in other service fees made up the majority of the decrease. The decrease in gain on sale of mortgages was primarily related to a decrease in mortgage activity during 2010 as refinancing activity declined. The decrease in other service fees was due primarily to decreases in commissions and fees on mortgages originated of $387,000 or 19.4%, decreases in merchant and cardholder processing fees of $244,000, and decreases in commissions and fees on mutual funds and annuities of $179,000, or 21.9%. These decreases were offset by an increase in gains on sale of available-for-sale securities of $2.2 million. Service charges on deposit accounts were up by $230,000, or 4.0%. NOW and money market account service charges increased 36.7% as average balances increased and business checking account service charges increased 8.6%. ATM service charge income was up by $162,000, or 36.0%. These increases were offset by a decrease in NSF fees of $189,000, or 4.5%, primarily due to the impact of new regulations. Other service fees were also down by $872,000, or 17.9%.

Noninterest Expense

    Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses decreased $732,469, or 1.1%, from 2011 to 2012 as noninterest expenses in 2011 included the writedown of the Bank's remaining goodwill in the amount of $4.9 million. Noninterest expense to average assets was 3.43%, and 3.17% for 2012 and 2011, respectively. Efficiency ratios for 2012 and 2011 were 68.98% and 66.43%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles, goodwill impairment, and losses on sale of other real estate loans and fixed assets to the total of the taxable equivalent net interest income and noninterest income.

Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2012 to 2011, salaries and benefits decreased by $1.2 million, or 4.4%. These decreases were due primarily to employee reductions as part of the restructuring and dissolution of Sidus which led to decreased salaries and employee benefit costs. Offsetting this decrease was a $721,000 increase in miscellaneous personnel expenses which included recruiter fees, a $300,000 adjustment to liabilities related to our BOLI policies, as well as compensation expense related to restricted stock.

Comparing 2011 to 2010, salaries and benefits decreased by $1.0 million, or 3.6%. These decreases were due primarily to employee reductions as part of the restructuring which led to decreased salaries and employee benefit costs.

Comparing 2010 to 2009, salaries and benefits increased by $912,000, or 3.2%. These increases were due primarily to the addition of American Community employees for twelve months in 2010, as compared to nine months in 2009. In addition, the Company accrued compensation expense in the amount of $825,000 related to the branch consolidations announced in the fourth quarter of 2010.

Occupancy expense decreased $1.2 million, or 15.1%, comparing 2012 to 2011 due to the closure of several Sidus offices in 2012 as part of a reorganization of our mortgage banking divisions. Occupancy expense decreased $138,000, or 1.7%, comparing 2011 to 2010 due to branch closures in later 2010 and 2011 as part of the branch consolidations and occupancy and equipment expense increased $1.5 million, or 21.6%, comparing 2010 to 2009 due primarily to the addition of American Community branches for a full twelve months in 2010 as opposed to nine months in the previous year.

Data processing expense increased by 13.5% in 2012 as compared to 2011 as core deposit accounts continued to increase. Other professional fees also increased $632,122, or 45.8%, due primarily to professional fees incurred as part of the capital raise and accelerated asset disposition plan. Communication expense decreased by 17.2% in 2012, when compared to 2011 primarily due to the branch closures in 2011 and 2012, as well as efficiencies gained with new technologies. FDIC assessment expenses were also down 23.2% due to changes in the calculation of assessments and prepayments. Loan collection costs decreased $492,716, or 31.4% as credit quality improved during the year, including a decrease in past due loans. Net cost of operation of other real estate owned increased $8.4 million, or 165.0%, due to $7.0 million in writedowns that occurred as part of the accelerated asset disposition plan and continued workout efforts and foreclosures of impaired loans.

Data processing expense increased by 5.7% in 2011 over 2010 as core deposit accounts continue to increase. Other professional fees also increased $122,000, or 9.7% as additional consulting work was performed during 2011. Communication expense decreased by 7.5% in 2011, when compared to 2010. FDIC assessment expenses were also down 20.4% due to changes in the calculation of assessments. Loan collection costs increased $385,000, or 31.8% and net cost of operation of other real estate owned increased $1.1 million, or 29.1%, due to continued workout efforts and foreclosures of impaired loans.

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

    Other operating expenses increased $519,589, or 5.5%, when comparing 2012 to 2011. The largest decreases in the categories under other operating expenses was franchise and privilege taxes down $302,000, advertising expense down $212,000, other supplies expense down $88,000, postage expense down $72,000, insurance expenses down $76,000, directors fees down $44,000 and charge-offs of checking accounts was down $152,000. Decreases in advertising, printing and supplies, travel, postage and other miscellaneous expenses were due to concerted efforts by management to reduce expenses across the Bank. These decreases were offset by increases in training expense up $655,000 as the Bank implemented a training program in 2012 for all employees.

Other operating expenses decreased $717,000, or 7.0%, comparing 2011 to 2010, as compared to an 8.2% decrease from 2009 to 2010. The largest decreases in the categories under other operating expenses was advertising expense down $452,000, printing and supplies expense down $247,000, postage expense down $86,000, travel expenses down $141,000, directors fees down $122,000 and charge-offs of checking accounts was down $466,000. Decreases in advertising, printing and supplies, travel, postage and other miscellaneous expenses were due to branch closures in late 2010 and 2011, as well as concerted efforts by management to reduce expenses across the Bank.

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

Income Taxes

Income tax benefit for the year ended December 31, 2012 was $24.0 million compared to income tax expense of $6.7 million for the year ended December 31, 2011, a decrease of 457.9%. The decrease in income tax expense was due to losses sustained in 2012, as well as a $11.0 million deferred tax asset valuation allowance recorded at December 31, 2011. This valuation allowance was reversed in 2012, reducing income tax expense by $11.0 million for the year. The effective tax rate for the year ended December 31, 2012 was (73.4)% compared to 86.9% for the same period of 2011. See Note 9 in the consolidated financial statements for further discussion of income taxes.

Our net deferred tax asset was $31.4 million at December 31, 2012 and $7.6 million at December 31, 2011. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of June 30, 2012, the Company reversed a previously recorded $11.0 million valuation allowance which had been established in 2011. After review of all available evidence at June 30, 2012 and based on the weight of such evidence, the Company believed the realization of the deferred tax asset was more likely than not and reversed the previously recorded $11.0 million valuation allowance. The reversal of the allowance was based primarily on a return to profitability as the Company had reported four consecutive quarters of net income.

At December 31, 2012, the Company has failed the 3-year cumulative loss test again due to losses incurred in the fourth quarter of 2012. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:
Negative Evidence

•	The Company is in a cumulative tax loss position for the 3-year period ending December 31, 2012 of $36.8 million. Significance: High

	December 31, 2012 Cumulative Loss Test
	2010	2011	2012	Total
Income (loss) before income taxes	$(1,401)	$(7,701)	$(32,635)	$(41,737)
Goodwill impairment	—	4,944	—	4,944
Total	$(1,401)	$(2,757)	$(32,635)	$(36,793)

Positive Evidence

•
Losses for the fourth quarter of 2012 involved the sale and writedown of certain substandard and nonperforming loans and foreclosed assets in the amount of approximately $49 million. The Company incurred losses of approximately $35 million on loan sales and $7 million on sales of foreclosed assets in the fourth quarter of 2012 related to the implementation of this accelerated disposition plan. Excluding losses sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $14.7 million in pre-tax income for five previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Credit quality has improved, including significant decreases in classified loans and nonperforming loans. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2013-2015. The budgeted provision for loan losses is a key driver of the resulting income. While management believes the 2009, 2010 and 2011 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels. In the three year period ended December 31, 2012, management was proactive in charging down collateral dependent loans that were impaired to current market values. The year of 2011 showed improvement in certain credit metrics that caused management to have lower provisions in 2012. Although the Company incurred losses in the fourth quarter of 2012 related to the disposition of assets, these losses are part of a purposeful and managed plan to substantially reduce credit risk. Losses on the disposition are driven by a liquidity factor and all loans and foreclosed properties are properly recorded at the lower of cost or fair market value at December 31, 2012. There are no other plans at this time to sell additional assets at a loss. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of December 31, 2012, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 9.2%, 12.1%, and 13.3%, respectively as compared to a leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.3%, 10.6% and 11.8%, respectively, as of December 31, 2011. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the second half of 2011 and continuing into 2012, and overall nonperforming loans are down $47.5 million since December 31, 2011. Nonperforming loans to total assets were 1.19% as of December 31, 2012 as compared to 3.53% as of December 31, 2011. In addition, allowance for loan losses to nonperforming loans increased from 46.69% at December 31, 2011 to 110.22% at December 31, 2012. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2012. The Company's loss carryforwards for the tax period ending December 31, 2012 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. Significance: Moderate

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at December 31, 2012 based primarily on a return to profitability, as the Company has reported five consecutive quarters of net income (excluding losses related to management's accelerated asset disposition plan), net income trends, projected net income for the years 2013-2015 and improving credit quality metrics.

Deferred tax assets that are dependent upon future taxable income do not qualify for inclusion in Tier 1 capital based on the capital guidelines of the Company's primary federal supervisory authority.  The disallowed portion of deferred tax assets for December 31, 2012 was $21.1 million for both the Bank and the Company.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2012 was not material.

The following table presents contractual obligations of the Bank as of December 31, 2012.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$39,192	$—	$—	$—	$39,192
Long-term borrowings*	5,546	25,471	80	36,790	67,887
Capital lease obligation	44	116	152	2,013	2,325
Operating leases	1,871	3,204	1,808	5,432	12,315
Other contractual obligations	1,350	—	—	—	1,350
Total contractual cash obligations, excluding deposits	48,003	28,791	2,040	44,235	123,069
Deposits	1,403,979	175,230	52,452	—	1,631,661
Total contractual obligations	$1,451,982	204,021	54,492	44,235	1,754,730
*Payments due on borrowings exclude interest due on variable rate obligations.

In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2012, are presented in Note 14 to the Consolidated Financial Statements.

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

Fourth Quarter Summary

In the fourth quarter of 2012, the Company reported a net loss to common shareholders of $25.3 million, compared with net income of $2.2 million in the fourth quarter of 2011. Diluted losses per common share were $1.21 for the fourth quarter of 2012, compared with diluted earnings per common share of $0.11 for the same 2011 period.

Net interest income was $14.7 million for the quarter-ended December 31, 2012, down $859,000, or 5.5%, from the quarter-ended December 31, 2011. The decrease was attributable to a decrease in interest income on loans which resulted from a decrease in average loans of $135.3 million and a compression in loan interest related to the reversal of interest on nonaccrual loans. The net interest margin was 3.28% and 3.31% for the fourth quarter of 2012 and 2011, respectively.

Provision for loan losses increased from $3.6 million in the fourth quarter of 2011 to $31.6 million for the fourth quarter of 2012. This increase in the provision was driven primarily by increased charge-offs in the fourth quarter of 2012 related to the accelerated asset disposition plan and loan sale.  For the fourth quarter of 2012, net loan charge-offs were $33.6 million, or 9.74% of average loans (annualized), compared with $4.5 million, or 1.20% of average loans during the fourth quarter of 2011.

     Noninterest income in the fourth quarter of 2012 was $985,414, compared with $4.4 million in the fourth quarter of 2011. The decrease in non-interest income was primarily due to a loss on sale of loans of $2.1 million, as well as a loss on sale of subsidiary of $1.0 million.

Non-interest expense totaled $22.7 million for the fourth quarter of 2012, an increase of $9.0 million, or 66.1%, from $13.7 million for the fourth quarter of 2011. Net cost of operation of other real estate increased $7.1 million due to $7.0 million in writedowns that occurred as part of the accelerated asset disposition plan and continued workout efforts and foreclosures of impaired loans.

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

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina

We have audited the accompanying consolidated balance sheets of Yadkin Valley Financial Corporation (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of loss, comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Valley Financial Corporation at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Valley Financial Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 28, 2013

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$36,125	$40,790
Federal funds sold	50	50
Interest-bearing deposits	102,221	52,078
Securities available-for-sale at fair value (amortized cost $336,349 in 2012 and $324,172 in 2011)	343,120	330,422
Gross loans	1,309,504	1,450,924
Less: allowance for loan losses	25,149	32,848
Net loans	1,284,355	1,418,076
Loans held-for-sale	27,679	19,534
Accrued interest receivable	6,376	6,745
Premises and equipment, net	41,849	42,120
Other real estate owned	8,738	24,966
Federal Home Loan Bank stock, at cost	4,154	6,130
Investment in bank-owned life insurance	26,433	25,934
Core deposit intangible (net of accumulated amortization of $9,869 in 2012 and $8,789 in 2011)	2,653	3,733
Deferred tax assets	31,358	7,599
Other assets	8,327	15,011
Total Assets	$1,923,438	$1,993,188
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$273,912	$229,895
Interest-bearing deposits:
NOW, savings and money market accounts	624,460	625,560
Time certificates:
$100 or more	316,146	360,388
Other	417,144	515,498
Total Deposits	1,631,662	1,731,341

Short-term borrowings	39,192	39,550
Long-term borrowings	65,944	65,989
Capital lease obligations	2,325	2,365
Accrued interest payable	1,629	2,619
Other liabilities	11,892	10,738
Total Liabilities	$1,752,644	$1,852,602

Shareholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 issued and outstanding in 2012 and 49,312 issued and outstanding in 2011	27,942	47,389
Common stock, $1 par value, 100,000,000 shares authorized; 43,151,646 issued and outstanding in 2012 and 19,526,188 issued and outstanding in 2011	43,152	19,526
Warrants	3,581	3,581
Surplus	156,176	117,883
Accumulated deficit	(64,241)	(51,656)
Accumulated other comprehensive income	4,184	3,863
Total Shareholders' Equity	170,794	140,586
Total Liabilities and Shareholders' Equity	$1,923,438	$1,993,188

See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
For the years ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$71,956	$79,952	$89,675
Interest on federal funds sold	32	28	10
Interest and dividends on securities:
Taxable	4,683	5,946	5,570
Non-taxable	2,132	2,272	2,200
Interest-bearing deposits	169	348	385
TOTAL INTEREST INCOME	78,972	88,546	97,840
INTEREST EXPENSE
Time deposits of $100 or more	7,013	10,075	13,274
Other time and savings deposits	8,713	13,800	18,619
Borrowed funds	2,262	2,166	2,451
TOTAL INTEREST EXPENSE	17,988	26,041	34,344
NET INTEREST INCOME	60,984	62,505	63,496
PROVISION FOR LOAN LOSSES	40,374	20,843	24,349
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,610	41,662	39,147
NON-INTEREST INCOME:
Service charges on deposit accounts	5,285	5,342	5,961
Other service fees	3,631	3,363	3,997
Net gain on sale of securities	1,744	2,756	2,180
Income on investment in bank-owned life insurance	632	657	824
Mortgage banking activities	5,860	5,704	8,922
Other than temporary impairment of equity securities	(50)	(116)	(482)
Loss on sale of loans	(3,032)	—	—
Write-down of subsidiary held-for-sale	(1,019)	—	—
Other income	515	474	533
TOTAL NON-INTEREST INCOME	13,566	18,180	21,935
NON-INTEREST EXPENSES:
Salaries and employee benefits	26,313	27,537	28,580
Occupancy and equipment expense	6,998	8,242	8,380
Data processing	1,743	1,536	1,453
Amortization of core deposit intangible	1,080	1,174	1,280
Communications	1,373	1,658	1,793
FDIC assessment	2,668	3,475	4,366
Loan collection fees	1,079	1,571	1,210
Other professional fees	2,012	1,380	1,258
Net cost of operation of other real estate owned	13,431	5,068	3,927
Loss on sale of premises and equipment	131	1,494	55
Goodwill impairment	—	4,944	—
Other	9,983	9,464	10,181
TOTAL NON-INTEREST EXPENSES	66,811	67,543	62,483
LOSS BEFORE INCOME TAXES	(32,635)	(7,701)	(1,401)
INCOME TAX EXPENSE (BENEFIT)	(23,961)	6,694	(1,389)
NET LOSS	(8,674)	(14,395)	(12)
Preferred stock dividend and accretion of preferred stock discount	3,911	2,987	3,181
NET LOSS TO COMMON SHAREHOLDERS	$(12,585)	$(17,382)	$(3,193)
NET LOSS PER COMMON SHARE:
Basic	(0.64)	$(0.95)	$(0.20)
Diluted	(0.64)	$(0.95)	$(0.20)
CASH DIVIDENDS PER COMMON SHARE	—	—	—

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE LOSS
For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011	2010
	(Amounts in thousands)
NET LOSS	$(8,674)	$(14,395)	$(12)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	2,127	8,170	(1,625)
Tax effect	(819)	(3,145)	639
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	1,308	5,025	(986)
Reclassification adjustment for realized gains and losses	(1,605)	(2,836)	(2,180)
Tax effect	618	1,092	839
Reclassification adjustment for realized gains and losses, net of tax amount	(987)	(1,744)	(1,341)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	321	3,281	(2,327)
COMPREHENSIVE LOSS	$(8,353)	$(11,114)	$(2,339)

See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2012, 2011 and 2010

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2009	16,129,640	$16,130	$46,153	$3,581	$114,573	$(31,081)	$2,909	$152,265
Net loss	—	$—	$—	$—	$—	$(12)	$—	$(12)
Restricted stock issued (forfeited)	18,000	$18	$—	$—	$(18)	$—	$—	$—
Discount accretion on preferred stock	—	$—	$618	$—	$—	$(618)	$—	$—
Share based compensation:								$—
stock options	—	$—		$—	$77	$—	$—	$77
restricted stock	—	$—	$—	$—	$17	$—	$—	$17
Preferred stock dividends	—	$—	$—	$—	$—	$(2,563)	$—	$(2,563)
Other comprehensive income	—	$—	$—	$—	$—	$—	$(2,327)	$(2,327)
BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,771	$3,581	$114,649	$(34,274)	$582	$147,457
Net loss	—	—	—	—	—	(14,395)	—	(14,395)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Restricted stock issued (forfeited)	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	618	—	—	(618)	—	—
Share based compensation:
stock options	—	—	—	—	77	—	—	77
restricted stock	—	—	—	—	133	—	—	133
Preferred stock dividends	—	—	—	—	—	(2,369)	—	(2,369)
Other comprehensive income	—	—	—	—	—	—	3,281	3,281
BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net loss	—	—	—	—	—	(8,674)	—	(8,674)
Issuance of preferred stock	—	—	45,000	—	(2,528)	—	—	42,472
Conversion of preferred stock into common stock	23,164,676	23,165	(65,907)	—	40,862	—	—	(1,880)
Issuance of restricted stock	507,450	508	—	—	(508)	—	—	—
Restricted stock forfeited	(46,668)	(47)	—	—	47	—	—	—
Discount accretion on preferred stock	—	—	1,460	—	—	(1,460)	—	—
Share based compensation:
stock options	—	—	—	—	32	—	—	32
restricted stock	—	—	—	—	388	—	—	388
Preferred stock dividends	—	—	—	—	—	(2,451)	—	(2,451)
Other comprehensive income	—	—	—	—	—	—	321	321
BALANCE, DECEMBER 31, 2012	43,151,646	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794

See notes to consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,674)	$(14,395)	$(12)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premiums on investment securities	7,313	4,979	2,643
Provision for loan losses	40,374	20,843	24,349
Loss on sales of loans	3,032	—	—
Net gain on sale of mortgage loans	(1,955)	(4,488)	(9,022)
Write-down of subsidiary held-for-sale	1,019	—	—
Other than temporary impairment of investments	50	116	482
Impairment of goodwill	—	4,944	—
Increase in cash surrender value of life insurance	(632)	(657)	(824)
Depreciation and amortization	2,878	2,897	3,047
Loss on sales and impairment of premises and equipment	131	1,494	55
Net losses on sale and write downs of other real estate owned	12,383	3,756	2,424
Gain on sale of securities	(1,744)	(2,756)	(2,180)
Amortization of core deposit intangible	1,080	1,174	1,280
Deferred tax provision (benefit)	(23,751)	5,983	5,293
Stock based compensation expense	420	210	94
Originations of mortgage loans held-for-sale	(329,451)	(471,607)	(937,003)
Proceeds from sales of mortgage loans	323,261	506,980	945,321
Decrease in capital lease obligations	(41)	(37)	(35)
(Increase) decrease in accrued interest receivable	369	1,202	(164)
Decrease in other assets	5,526	6,648	8,180
Increase (decrease) in accrued interest payable	(990)	(683)	287
Increase (decrease) in other liabilities	3,134	(1,272)	(417)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,732	65,331	43,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(142,589)	(172,438)	(230,851)
Proceeds from sales of available-for-sale securities	36,428	103,138	53,331
Proceeds from maturities and paydowns of available-for-sale securities	88,278	40,071	59,057
Net decrease in loans	76,419	106,363	19,455
Proceeds from the redemption of Federal Home Loan Bank stock	1,976	3,286	1,123
Purchases of premises and equipment	(2,624)	(3,618)	(5,431)
Proceeds from the sale of premises and equipment	38	1,149	—
Proceeds from the sale of other real estate owned	17,741	14,365	7,571
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	75,667	92,316	(95,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	42,916	49,503	152,594
Net increase (decrease) in time certificates	(142,595)	(338,569)	46,060
Net decrease in borrowed funds	(403)	(11,229)	(6,700)
Proceeds from the issuance of common stock	—	6,402	—
Net proceeds from the issuance of preferred stock	40,592	—	—
Preferred dividends paid	(4,431)	(616)	(2,563)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(63,921)	(294,509)	189,391

YADKIN VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$45,478	$(136,862)	$137,444.164

CASH AND CASH EQUIVALENTS:
Beginning of year	92,918	229,780	92,336
End of year	$138,396	$92,918	$229,780

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$19,032	$27,029	$34,942
Cash paid for income taxes	$—	$26	$8

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$13,896	$17,505	$21,232
Transfer from gross loans to loans held-for-sale	$31,464	$—	$—
Change in unrealized gain on investment securities available-for-sale, net of tax effect	$321	$3,281	$(2,327)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Yadkin Valley Financial Corporation (the “Company”) was formed July 1, 2006 as a holding company for Yadkin Valley Bank and Trust Company (the “Bank”). The Bank has eight wholly owned subsidiaries, Main Street Investment Services, Inc., which provides investment services to the Company's customers, Sidus Financial LLC, which provides mortgage lending services throughout North Carolina and South Carolina, Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC, Green Street V, LLC, all of which hold other real estate owned by the Bank, and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank was incorporated in North Carolina on September 16, 1968, and is a member of the Federal Deposit Insurance Corporation ("FDIC"). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in North Carolina and South Carolina through 34 full-service banking offices. Sidus offers mortgage-banking services to its customers in the Southeast. The Company and its subsidiaries are collectively referred to herein as the "Company." The Company formed Yadkin Valley Statutory Trust I (the “Trust”) during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. As part of the American Community Bancshares, Inc. acquisition, the Company also acquired American Community Bank Capital Trust ("American Community Trust") which facilitated the issuance of trust preferred shares. The American Community Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trusts are owned by the Company.

Basis of Presentation ‑ The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents ‑ Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one‑day periods. Restricted cash as of December 31, 2012 and December 31, 2011 held at Sidus Financial, LLC was $1,724,948 and $2,029,580 respectively.

Investment Securities ‑ Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as "available-for-sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the trade date basis. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value. The related write downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2012 and 2011 are classified as available-for-sale.

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

Loans Held-for-Sale ‑ Loans held-for-sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or market determined on an aggregate basis. Gains and losses on sales of loans held-for-sale are included in other non-interest income in the consolidated statements of loss. Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.

Foreclosed Real Estate - Foreclosed real estate is recognized at fair value of foreclosure, and then subsequently at the lower of carrying amount or market value less estimated cost to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of loss as a component of noninterest expenses.

Business Combinations ‑ The Company accounts for all business combinations after January 1, 2009 by the acquisition method of accounting whereby acquired assets and liabilities are recorded at fair value on the date of acquisition with the remainder of the purchase price allocated to identified intangible assets and goodwill.

Purchased Impaired Loans - Purchased loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses, which include loans purchased in the American Community acquisition. Purchased impaired loans are accounted for under the Receivables topic (ASC 310-30) of the FASB Accounting Standards Codification ("ASC") when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccural status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or the nonaccretable difference to accretable yield with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Goodwill and Other Intangibles – The Company performed an annual goodwill impairment assessment for the Sidus segment as of October 1st. At June 30, 2011, it was determined that impairment existed in the Sidus reporting unit and a goodwill impairment charge of $4.9 million was recorded. No impairment at the Sidus segment was identified as a result of the testing performed in 2010. See Note 21 for further discussion of goodwill impairment.

Intangible assets with finite lives include core deposits and a non-compete agreement with a former employee of American Community. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method (intangibles acquired in 2002 and 2009), straight-line method (intangibles acquired in 2004) and an accelerated method (intangibles acquired in 2008) over a period not to exceed 20 years. The non-compete agreement as part of the American Community acquisition and is amortized over five years.

The following table shows carrying amounts and accumulated amortization of all intangible assets as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Amortized intangible assets:
Core deposit intangible	$12,522	$(9,869)	$12,522	$(8,789)
Non-compete agreement	880	(698)	880	(520)
	13,402	(10,567)	$13,402	$(9,309)

The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is $677,872, $590,409, $502,946, $415,481, $250,344, and $216,392, respectively. The remaining weighted average amortization period is 6.5 years. The Bank’s projected amortization expense for the non-compete agreement for the years ending December 31, 2013 and 2014 is $139,980 and $41,660, respectively.
Income Taxes ‑ Provisions for income taxes are based on amounts reported in the statements of loss and include changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.

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

Earnings Per Share ‑ Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Potentially dilutive common stock arising from stock options and restricted stock awards are included in diluted earnings per share, with the exception of restricted stock issued with performance and service conditions that have not been met. These conditions include performance requirements based on achieving certain earnings and credit performance standards and a minimum of 2-years of service requirement.

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

Use of Estimates ‑ The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, for example, assets acquired and liabilities assumed from business combinations, the allowance for loan losses, valuation of deferred tax assets, valuation of certain level 2 and level 3 investment securities, valuation of mortgage servicing rights, valuation of other real estate owned, evaluation of securities for other-than-temporary, valuation of interest rate lock commitments and derivatives and goodwill impairment. Actual results could differ from those estimates.

New Accounting Standards

Recently Adopted Accounting Standards

During 2011, the FASB issued Accounting Standards Update No. 2011-04 "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements" ("ASU 2011-04"). The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management adopted this guidance in the first quarter of 2011.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted the standard and the adoption of ASU 2013-02 did not have an impact on the Company's financial condition, results of operations, or cash flows.

Reclassifications - Certain income and expenses reported in prior periods have been reclassified to conform to the 2012 presentation of mortgage banking activity income. Reclassifications include interest income which was previously presented in other income, commission expenses recorded in salaries both of which are now recorded as a reduction in mortgage banking activity income, and other miscellaneous expenses previously recorded in other expenses that have been reclassified as a reduction to mortgage banking activity income. In addition, gains on sale of mortgage loans has been reclassified to be reported with mortgage banking income to provide a combined overview of the mortgage banking activity segment. The reclassifications had no effect on net loss or shareholders' equity, as previously reported.

2. INVESTMENT SECURITIES

Investment securities at December 31, 2012 and December 31, 2011 are summarized as follows:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$10,005	$15	$—	$10,020
After 1 but within 5 years	17,479	29	1	17,507
	27,484	44	1	27,527
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	119	2	—	121
After 1 but within 5 years	315	26	—	341
After 5 but within 10 years	10,371	341	—	10,712
After 10 years	94,319	2,089	325	96,083
	105,124	2,458	325	107,257
Collateralized mortgage obligations due:
After 1 but within 5 years	648	2	—	650
After 5 but within 10 years	9,975	206	3	10,178
After 10 years	111,155	902	292	111,765
	121,778	1,110	295	122,593
Private label collateralized mortgage obligations due:
After 5 but within 10 years	178	—	—	178
After 10 years	848	19	—	867
	1,026	19	—	1,045
State and municipal securities due:
Within 1 year	620	6	—	626
After 1 but within 5 years	5,734	321	—	6,055
After 5 but within 10 years	24,464	1,698	12	26,150
After 10 years	50,031	2,064	361	51,734
	80,849	4,089	373	84,565
Common and preferred stocks:	88	46	1	133
Total available-for-sale securities	$336,349	$7,766	$995	$343,120

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$9,988	$51	$—	$10,039
After 1 but within 5 years	13,622	65	—	13,687
	23,610	116	—	23,726
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	476	18	—	494
After 5 but within 10 years	3,481	281	—	3,762
After 10 years	60,388	959	393	60,954
	64,345	1,258	393	65,210
Collateralized mortgage obligations due:
After 5 but within 10 years	13,986	478	—	14,464
After 10 years	150,915	1,241	592	151,564
	164,901	1,719	592	166,028
Private label collateralized mortgage obligations due:
After 5 but within 10 years	275	10	—	285
After 10 years	1,028	—	57	971
	1,303	10	57	1,256
State and municipal securities due:
Within 1 year	618	5	—	623
After 1 but within 5 years	6,575	347	—	6,922
After 5 but within 10 years	21,252	1,639	19	22,872
After 10 years	40,455	2,255	9	42,701
	68,900	4,246	28	73,118
Common and preferred stocks:	1,113	23	52	1,084
Total available-for-sale securities	$324,172	$7,372	$1,122	$330,422

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At December 31, 2012, $107.3 million of the Bank's mortgage-backed securities were pass-through securities and $123.6 million were collateralized mortgage obligations. At December 31, 2011, $65.2 million of the Bank's mortgage-backed securities were pass-through securities and $167.3 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the year ended December 31, 2012 was $1.7 million. Gross realized gains on the sale of securities for the years ended December 31, 2011 were $2.8 million. There were no losses on the sale of securities available-for-sale for the years ended December 31, 2012 or 2011. Gross realized gains and losses on sales of available-for-sale securities in 2010 were $2.2 million and $16,919, respectively.

Investment securities with carrying values of approximately $88,652,919 and $120,227,824 at December 31, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

If management determines that an investment has experienced an other than temporary impairment ("OTTI"), the loss is recognized in the income statement. The Company's investment in a financial institution classified as available-for-sale was considered to be OTTI and approximately $50,000 was charged off in 2012. There were no OTTI charges recorded for securities available-for-

sale for the year ended December 31, 2011. The Company's investment in a financial institution classified as available-for-sale was considered to be OTTI and approximately $386,000 was charged off in 2010. Management believed that the market prices of these equity securities would not recover in the immediate future due to the economic environment at such time. All OTTI losses were deemed to be credit related losses.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and December 31, 2011. Securities that have been in a loss position for twelve months or more at December 31, 2012 include three collateralized mortgage obligations, one private label collateralized mortgage obligation and two other securities. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2011 include three mortgage-backed securities, two collateralized mortgage obligations, one private label collateralized mortgage obligation and one common stock. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases.

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$2,429	$1	$—	$—	$2,429	$1
Government sponsored agencies:
Residential mortgage-backed securities	12,021	325	—	—	12,021	325
Collateralized mortgage obligations	27,417	127	7,626	168	35,043	295
Private label collateralized mortgage obligations	—	—	178	—	178	—
State and municipal securities	22,899	373	—	—	22,899	373
Common and preferred stocks	—	—	60	1	60	1
Total temporarily impaired securities	$64,766	$826	$7,864	$169	$72,630	$995

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
Government sponsored agencies:
Residential mortgage-backed securities	$13,121	$45	$16,751	$348	$29,872	$393
Collateralized mortgage obligation	70,421	505	5,043	87	75,464	592
Private label collateralized mortgage obligations	—	—	971	57	971	57
State and municipal securities	3,429	28	—	—	3,429	28
Common and preferred stocks, and other	6	1	53	51	59	52
Total temporarily impaired securities	$86,977	$579	$22,818	$543	$109,795	$1,122

3. NON-MARKETABLE EQUITY SECURITIES

The aggregate cost of the Company's cost method investments totaled $6,706,012 at December 31, 2012 and $8,771,278 at December 31, 2011. Cost method investments at December 31, 2012 include $4,154,300 in Federal Home Loan Bank ("FHLB") stock and $2,551,712 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at December 31, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, and 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) with the following exceptions. During the year ended December 31, 2011, the Company's investment in a financial services company and a local community bank were considered to be other than temporarily impaired and approximately $116,003 was charged-off. In addition to the impairment charges recorded, the Company sold one of its investments in a financial services company for a loss of $79,910 for the year ended December 31, 2011. The Company's investment in a financial services company was considered to be OTTI and approximately $86,000 was charged off in the year ended December 31, 2010. There were no other than temporary impairments of non-marketable equity securities recorded for the year ended December 31, 2012.

The following tables present non-marketable securities at December 31, 2012 and December 31, 2011:

		December 31, 2012
Investment	Investment Type	Original Cost	Cumulative OTTI Charge	Current Balance
Federal Home Loan Bank of Atlanta	Common Stock	4,154,300	—	4,154,300
Yadkin Valley Statutory Trust I	Common Stock	774,000	—	774,000
American Community Capital Trust II	Common Stock	310,000	—	310,000
Limited partnerships providing lending
services to middle-market companies	Limited Partner	1,330,846	—	1,330,846
Other	Common Stock	138,780	1,914	136,866
Total		6,707,926	1,914	6,706,012

		December 31, 2011
Investment	Investment Type	Original Cost	Cumulative OTTI Charge	Current Balance
Federal Home Loan Bank of Atlanta	Common Stock	$6,130,000	$—	$6,130,000
Yadkin Valley Statutory Trust I	Common Stock	774,000	—	774,000
American Community Capital Trust II	Common Stock	310,000	—	310,000
Limited partnerships providing lending
services to middle-market companies	Limited Partner	1,420,412	—	1,420,412
Other	Common Stock	638,793	501,927	136,866
Total		$9,273,205	$501,927	$8,771,278

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at December 31, 2012 and December 31, 2011 by class:

	December 31,	December 31,
	2012	2011
	(in thousands)
Construction and land development	$131,981	$202,803
Commercial real estate:
Owner occupied	342,962	348,931
Non-owner occupied	211,489	242,827
Residential mortgages:
1-4 family	168,611	179,047
Multifamily	35,337	39,881
Home equity lines of credit	191,888	201,220
Commercial	174,440	177,047
Consumer and other	51,664	58,283
Total	1,308,372	1,450,039
Less: Net deferred loan origination fees	1,132	885
Allowance for loan losses	(25,149)	(32,848)
Loans, net	$1,284,355	$1,418,076
In 2012, the Company embarked on an accelerated asset disposition plan in an effort to reduce nonperforming assets and problem loans that continued to be a strain on the Company's resources and capital. As a result, the Company sold $43 million in loans during the fourth quarter of 2012 resulting in approximately $35 million in losses. The sale included $36 million in nonperforming loans consisting primarily of construction and commercial real estate loans. This sale was an effect to reduce overall credit risk within the Bank.

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $554.5 million and $591.8 million at December 31, 2012 and December 31, 2011, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $132.0 million and $202.8 million at December 31, 2012 and December 31, 2011, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
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
Residential one-to-four family loans amounted to $168.6 million and $179.0 million at December 31, 2012 and December 31, 2011, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.

Home equity lines of credit totaled $191.9 million and $201.2 million at December 31, 2012 and December 31, 2011, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties.
Commercial Loans. At December 31, 2012 and December 31, 2011, the Bank's commercial loan portfolio totaled $174.4 million and $177.0 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $51.7 million and $58.3 million at December 31, 2012 and December 31, 2011, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

In the normal course of business, the Company makes loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. Loans to directors, officers and related parties are subject to comparable loan features and present the same credit risk as those of non-related parties. An analysis of these related party loans for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011
Balance, beginning of year	$15,783,544	$17,712,228
New loans	2,435,686	1,403,414
Repayments	(2,669,046)	(3,332,098)
Balance, end of year	$15,550,184	$15,783,544

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

The following is a summary of credit quality indicators by class at December 31, 2012 and December 31, 2011:

Real Estate Credit Exposure as of December 31, 2012
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$119	$—	$375	$—	$111
Good Quality	464	—	—	1,301	—	6,756
Satisfactory	22,284	115,347	58,577	95,727	7,945	118,497
Merits Attention	78,668	191,958	129,283	56,629	25,681	59,568
Special Mention	16,797	23,396	16,084	7,862	571	4,228
Substandard	3,939	4,286	2,136	2,850	601	1,687
Substandard impaired	9,829	7,856	5,409	3,867	539	1,041
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$131,981	$342,962	$211,489	$168,611	$35,337	$191,888

Other Credit Exposures as of December 31, 2012
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,430	$2,289	$5,324
Good Quality	5,738	1,316	15,575
Satisfactory	62,071	22,459	502,907
Merits Attention	82,243	24,425	648,455
Special Mention	16,809	551	86,298
Substandard	1,009	122	16,630
Substandard impaired	4,140	502	33,183
Doubtful	—	—	—
Loss	—	—	—
	$174,440	$51,664	$1,308,372

Real Estate Credit Exposure as of December 31, 2011
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$126	$—	$423	$—	$132
Good Quality	543	32	117	1,701	—	7,545
Satisfactory	30,446	110,051	61,416	98,992	8,789	125,932
Merits Attention	93,974	180,173	134,247	57,310	28,824	58,576
Special Mention	41,739	23,326	24,307	9,112	697	4,807
Substandard	5,054	10,069	11,162	3,586	629	2,006
Substandard impaired	31,047	25,154	11,578	7,923	942	2,222
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$202,803	$348,931	$242,827	$179,047	$39,881	$201,220

Other Credit Exposures as of December 31, 2011
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,690	$1,831	$5,202
Good Quality	5,472	1,482	16,892
Satisfactory	55,309	27,508	518,443
Merits Attention	80,064	25,607	658,775
Special Mention	12,224	1,189	117,401
Substandard	10,367	118	42,991
Substandard impaired	10,921	548	90,335
Doubtful	—	—	—
Loss	—	—	—
	$177,047	$58,283	$1,450,039

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of December 31, 2012 and December 31, 2011.

Nonperforming loans as of December 31, 2012 totaled $22.8 million, or 1.71% of total loans, compared with $70.4 million, or 4.78% of total loans, as of December 31, 2011. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 505 at December 31, 2011 to 315 at December 31, 2012.

The following is a breakdown of nonaccrual loans as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$7,385	$26,575
Commercial Real Estate:
Owner occupied	5,787	16,339
Non-owner occupied	1,697	7,634
Mortgages:
1-4 Family first lien	3,123	7,271
Multifamily	539	942
Home Equity lines of credit	1,041	2,222
Commercial	2,790	8,896
Consumer and other	455	475
Total	$22,817	$70,354

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

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due. The following table presents the Bank's aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
December 31, 2012	(in thousands)
Construction	$4,395	$345	$1,865	$6,605	$125,376	$131,981
Commercial real estate:
Owner occupied	838	114	4,237	5,189	337,773	342,962
Non-owner occupied	1,688	500	1,098	3,286	208,203	211,489
Commercial	2,027	34	2,660	4,721	169,719	174,440
Mortgages:
Secured 1-4 family- first lien	2,767	910	2,226	5,903	162,708	168,611
Multifamily	12	—	10	22	35,315	35,337
Home equity lines of credit	1,980	52	924	2,956	188,932	191,888
Consumer and other	236	45	342	623	51,041	51,664
Total	$13,943	$2,000	$13,362	$29,305	$1,279,067	$1,308,372

December 31, 2011
Construction	$2,265	$402	$15,538	$18,205	$184,598	$202,803
Commercial real estate:
Owner occupied	4,342	1,215	3,727	9,284	339,647	348,931
Non-owner occupied	9,723	86	4,679	14,488	228,339	242,827
Commercial	586	1,432	2,087	4,105	172,942	177,047
Mortgages:
Secured 1-4 family- first lien	3,441	1,049	2,955	7,445	171,602	179,047
Multifamily	277	—	896	1,173	38,708	39,881
Home equity lines of credit	—	634	856	1,490	199,730	201,220
Consumer and other	375	61	128	564	57,719	58,283
Total	$21,009	$4,879	$30,866	$56,754	$1,393,285	$1,450,039

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

Impaired loans for all classes of loans typically include nonaccrual loans, loans over 90 days past due still accruing, troubled debt restructured loans and other potential problem loans considered impaired based on other underlying factors. Troubled debt restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower's weakened financial condition. Interest on troubled debt restructured loans is accrued at the restructured rates when it is anticipated that no loss of remaining principal will occur and a sustained payment performance period is obtained. Due to the borrowers' inability to make the payments required under the original loan terms, the Bank modifies the terms by granting a longer amortized repayment structure or reduced interest rates.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or troubled debt restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2012 and 2011, there were $898,000 and $3.8 million, respectively, in other potential problem loans identified as impaired. Impaired loans under $250,000 are typically not individually evaluated for impairment.

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012			Year to Date December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$6,212	$7,676	$—	$18,748	$307
Commercial real estate:
Owner occupied	6,563	7,071	—	15,175	228
Non-owner occupied	4,976	5,358	—	7,399	254
Commercial	4,460	4,482	—	6,350	143
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	2,364	42
Multifamily	530	565	—	701	—
Home equity lines of credit	705	800	—	1,424	13
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,958	$2,136	$191	$2,929	$4
Commercial real estate:
Owner occupied	4,961	5,082	189	5,163	326
Non-owner occupied	561	643	89	2,212	63
Commercial	1,193	1,245	928	2,249	8
Mortgages:
Secured 1-4 family real estate	—	—	—	347	10
Multifamily	—	—	—	—	2
Home equity lines of credit	—	—	—	36	—
Consumer and other	—	—	—	51	—
Total impaired loans
Construction	$8,170	$9,812	$191	$21,677	$311
Commercial real estate:
Owner occupied	11,524	12,153	189	20,338	554
Non-owner occupied	5,537	6,001	89	9,611	317
Commercial	5,653	5,727	928	8,599	151
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	2,711	52
Multifamily	530	565	—	701	2
Home equity lines of credit	705	800	—	1,460	13
Consumer and other	—	—	—	51	—
Total impaired loans individually reviewed for impairment	$33,554	$36,561	$1,397	$65,148	$1,400

	As of December 31, 2011			Year to Date December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$28,067	$40,045	$—	$27,010	$234
Commercial real estate:
Owner occupied	17,586	20,070	—	15,319	272
Non-owner occupied	8,639	11,255	—	8,803	210
Commercial	6,381	6,436	—	4,280	132
Mortgages:
Secured 1-4 family real estate	3,843	4,285	—	3,051	35
Multifamily	295	309	—	302	—
Home equity lines of credit	525	694	—	686	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,011	$1,011	$570	$7,195	$50
Commercial real estate:
Owner occupied	6,459	6,533	585	4,044	53
Non-owner occupied	975	1,363	143	3,255	8
Commercial	2,914	2,920	2,511	3,655	92
Mortgages:
Secured 1-4 family real estate	498	517	45	1,473	6
Multifamily	300	319	135	421	—
Home equity lines of credit	403	412	112	654	4
Consumer and other	—	—	—	100	—
Total impaired loans
Construction	$29,078	$41,056	$570	$34,205	$284
Commercial real estate:
Owner occupied	24,045	26,603	585	19,363	325
Non-owner occupied	9,614	12,618	143	12,058	218
Commercial	9,295	9,356	2,511	7,935	224
Mortgages:
Secured 1-4 family real estate	4,341	4,802	45	4,524	41
Multifamily	595	628	135	723	—
Home equity lines of credit	928	1,106	112	1,340	4
Consumer and other	—	—	—	100	—
Total impaired loan individually reviewed for impairment	$77,896	$96,169	$4,101	$80,248	$1,096

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $6,672 and $49,000 as of December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $95,212. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of December 31, 2012 was $23.7 million with related reserves of $746,581. Approximately $17.7 million of troubled debt restructured loans are accruing interest as of December 31, 2012, as these loans have sufficient evidence of paying according to the new restructured terms to warrant a return to accrual status. Total amount of troubled debt restructured loans outstanding as of December 31, 2011 were $43.5 million with related reserves of $2.3 million. Approximately $17.2 million of troubled debt restructured loans are accruing interest as of December 31, 2011, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the year ended December 31, 2012 and December 31, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Year ended December 31, 2012			Year ended December 31, 2011
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)			(in thousands)
Below market interest rate
Construction	—	$—	$—	5	$5,768	$5,341
Secured 1-4 family mortgages	—	—	—	1	150	150
Total	—	$—	$—	6	$5,918	$5,491
Extended payment terms
Construction	5	$1,231	$872	8	$2,704	$2,696
Commercial real estate:
Non-owner occupied	6	5,329	4,990	3	1,133	536
Owner occupied	9	2,443	2,379	13	10,445	9,983
Commercial	7	2,676	2,286	3	346	346
1-4 Family Residential	4	1,259	1,130	2	327	303
Consumer	1	27	24	—	—	—
Total	32	$12,965	$11,681	29	$14,955	$13,864
Principal payment reduction
Construction	—	$—	$—	4	$3,302	$1,942
Commercial real estate:
Owner occupied	2	571	571	1	240	240
Commercial	—	—	—	2	64	64
Home equity lines of credit	—	—	—	1	165	165
Consumer	1	165	9	—	—	—
Total	3	$736	$580	8	$3,771	$2,411

Total	35	$13,701	$12,261	43	$24,644	$21,766

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the year ended December 31, 2012 and December 31, 2011.

	Year ended December 31, 2012		Year ended December 31, 2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms
Construction	—	$—	1	$221
Commercial real estate:
Non-owner occupied	1	—	—	—
Owner occupied	1	93	2	124
Commercial	—	—	3	346
Secured 1-4 family mortgages	1	170	1	120
Consumer	1	24	—	—
Total	4	$287	7	$811

Principal payment reduction
Construction	—	$—	1	$797
Home equity lines of credit	—	—	1	240
Total	—	$—	2	$1,037

Total	4	$287	9	$1,848

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $40.4 million for the year ended December 31, 2012 as compared to $20.8 million for the year ended December 31, 2011 and $24.3 million for the year ended December 31, 2010. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

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

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at December 31, 2012 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

The following table presents changes in the allowance for loan losses for the years ended December 31, 2012 and 2011:

	December 31, 2011	Charge-offs	Recoveries	Provision	December 31, 2012
	(Amounts in thousands)
Construction	$8,214	$17,825	$1,138	$12,742	$4,269
Commercial real estate:
Owner occupied	5,792	7,334	165	5,751	4,374
Non-owner occupied	4,668	9,830	664	8,433	3,935
Commercial	5,712	7,796	956	5,419	4,291
Mortgages:
Secured 1-4 family- first lien	3,726	3,512	215	2,762	3,191
Multifamily	805	347	—	136	594
Home equity lines of credit	3,310	4,360	186	4,686	3,822
Consumer and other	621	752	359	445	673
	$32,848	$51,756	$3,683	$40,374	$25,149

	December 31, 2010	Charge-offs	Recoveries	Provision	December 31, 2011
	(Amounts in thousands)
Construction	$12,014	$11,391	$2,010	$5,581	$8,214
Commercial real estate:
Owner occupied	5,958	3,611	136	3,309	5,792
Non-owner occupied	7,150	4,014	53	1,479	4,668
Commercial	4,335	3,494	423	4,448	5,712
Mortgages:
Secured 1-4 family- first lien	3,706	2,509	174	2,355	3,726
Multifamily	424	11	—	392	805
Home equity lines of credit	3,298	3,151	106	3,057	3,310
Consumer and other	867	652	184	222	621
	$37,752	$28,833	$3,086	$20,843	$32,848

The following tables provide the breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of December 31, 2012 and December 31, 2011.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2012	(Amounts in thousands)
Construction	$191	$8,170	$4,078	$123,811
Commercial real estate:
Owner occupied	189	11,524	4,185	331,438
Non-owner occupied	89	5,537	3,846	205,952
Commercial	928	5,653	3,363	168,787
Mortgages:
Secured 1-4 family- first lien	—	1,435	3,191	167,176
Multifamily	—	530	594	34,807
Home equity lines of credit	—	705	3,822	191,183
Consumer and other	—	—	673	51,664
	$1,397	$33,554	$23,752	$1,274,818

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2011	(Amounts in thousands)
Construction	$570	$29,078	$7,644	$173,725
Commercial real estate:
Owner occupied	585	24,045	5,207	324,886
Non-owner occupied	143	9,614	4,525	233,213
Commercial	2,511	9,295	3,201	167,752
Mortgages:
Secured 1-4 family- first lien	45	4,341	3,681	174,706
Multifamily	135	595	670	39,286
Home equity lines of credit	112	928	3,198	200,292
Consumer and other	—	—	621	58,283
	$4,101	$77,896	$28,747	$1,372,143

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $182,489 and $227,000 as of December 31, 2012 and December 31, 2011, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of December 31, 2012, the Company had reserves for mortgage loans sold of $1.7 million, and charges against reserves for the year ended December 31, 2012 were $488,012. For the year ended December 31, 2012, the Company recorded $392,103 in provision expense related to potential repurchase and warranties exposure on the $319.2 million in loan sales that occurred during that period, respectively.  As of December 31, 2011, the Company had reserves for mortgage loans sold of $1.8 million, and charges against the reserves for the year ended December 31, 2011 were $809,282. For the year ended December 31, 2011, the Company recorded $640,893 in provision expense related to potential repurchase and warranties exposure. For the years ended December 31, 2012 and 2011, the Company did not repurchase any mortgage loans sold. As of December 31, 2010, the Company had reserves for mortgage loans sold of $2.0 million, and charges against the reserves for the year ended December 31, 2010 were $637,000. For the year ended December 31, 2010, the Company recorded $883,000 in provision expense related to potential repurchase and warranties exposure.

5. PREMISES AND EQUIPMENT
The following table presents premises and equipment and related accumulated depreciation and amortization at December 31, 2012 and 2011:

	Cost	Accumulated depreciation and amortization	Net Book Value
December 31, 2012	(Amounts in thousands)
Land	$11,626	$—	$11,626
Land and leasehold improvements	8,199	3,154	5,045
Buildings	26,588	7,079	19,509
Furniture and equipment	24,177	19,023	5,154
Construction in process	515	—	515
Total	$71,105	$29,256	$41,849

	Cost	Accumulated depreciation and amortization	Net Book Value
December 31, 2011	(Amounts in thousands)
Land	$11,626	—	$11,626
Land and leasehold improvements	8,169	2,870	5,299
Buildings	26,302	6,279	20,023
Furniture and equipment	24,002	18,892	5,110
Construction in process	62	—	62
Total	$70,161	$28,041	$42,120

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 were $2,878,237, $2,896,688, and $3,047,164, respectively.

6. LOAN SERVICING

Mortgage loans serviced for others, consisting of loans sold to Fannie Mae and Freddie Mac, are not included in the accompanying balance sheets. Mortgage loan portfolios serviced for Fannie Mae and Freddie Mac were $330,818,219 and $244,629,625 at December 31, 2012 and 2011, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Total servicing fees received were $713,881, $608,513 and $522,491 during 2012, 2011 and 2010, respectively, and were included in mortgage banking income (loss). At December 31, 2012 and 2011, mortgage servicing rights were $2,524,676 and $1,871,244 respectively and are included in other assets on the consolidated balance sheets. Servicing rights recorded on loans originated and sold by the Bank and the changes in the fair value were recorded in the consolidated statements of income (loss) under the caption, mortgage banking income. Amortization/market value adjustments related to mortgage servicing rights were $(447,403), $(559,394) and $(431,350) for the years ended 2012, 2011 and 2010, respectively and recorded as a reduction to the mortgage banking income.

	2012	2011
Mortgage servicing assets, beginning of year	$1,871,244	$2,144,139
Capitalized	1,100,835	286,499
Change in fair value	(447,403)	(559,394)
Mortgage servicing assets, end of year	$2,524,676	$1,871,244
Custodial escrow balances maintained in connection with the loan servicing were $318,649 and $215,504 at December 31, 2012 and 2011, respectively.

7. DEPOSITS

The following table presents the scheduled maturities of time certificates at December 31, 2012:

(in thousands)
2013	$505,609
2014	100,377
2015	74,852
2016	28,905
2017	23,547
Total	$733,290

Total related party deposits were $16.8 million and $14.5 million as of December 31, 2012 and 2011, respectively.

8. BORROWED FUNDS

Short-term borrowings at December 31, 2012 and 2011 are presented in the following tables. Borrowings from the Federal Reserve are payable on demand and are collateralized by state, county and municipal securities (refer to Note 2). Interest under this arrangement is payable at 50 basis points above the target federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $57.3 million at December 31, 2012.

Short-Term Borrowings Excluding Federal Home Loan Bank ("FHLB") Advances
	Balance at year end	Weighted average interest rate at year end	Maximum amount outstanding at any month-end	Average Daily balance outstanding during year	Average annual interest rate paid
December 31, 2012
Overnight borrowings from the Federal Reserve Bank	$—	—%	$—	$6,225	—
Securities sold under agreement to repurchase	39,191,902	0.84%	39,191,903	36,449,509	0.79%
Federal funds purchased	—	—%	—	13,790	0.61%
Total short-term borrowings excluding FHLB advances	$39,191,902

December 31, 2011
Overnight borrowings from the Federal Reserve Bank	$945,844	—%	$1,135,139	$1,003,514	—%
Securities sold under agreement to repurchase	37,864,098	0.84%	47,868,704	38,175,000	0.76%
Federal funds purchased	—	—%	—	5,069	0.92%
Total short-term borrowings excluding FHLB advances	$38,809,942

The principal balance of short term advances from the FHLB consist of the following at December 31, 2011. There were no short term advances from the FHLB at December 31, 2012.

Maturity	Interest Rate	2012	2011
7/16/2012	3.90%	$—	$1,000,000

Long-term Borrowings

Long-term borrowings at December 31, 2012 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.24% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also, included in long-term borrowings is a structured wholesale repurchase agreement with a balance of $5,000,000 at year end, an average daily balance of $5,000,000, an average interest rate of 2.64%, and a year-end interest rate of 2.60%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,086,542) at December 31, 2012. Long-term borrowings at December 31, 2011 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.04% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also, included in long-term borrowings is a structured wholesale repurchase agreement with a balance of $5,000,000 at year end, an average daily balance of $5,000,000, an average interest rate of 2.64%, and a year-end interest rate of 2.27%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,335,865) at December 31, 2011.

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank's FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2012 was approximately $57.9 million with $31.9 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank's assets.

The following table presents long-term advances from the FHLB at December 31, 2012 and 2011:

Maturity	Interest Rate	2012	2011
7/21/2014	2.31%	10,000,000	10,000,000
7/21/2014	2.62%	5,000,000	5,000,000
1/11/2015	2.99%	5,000,000	5,000,000
4/27/2015	2.97%	5,000,000	5,000,000
10/29/2018	0.25%	702,678	719,690
12/19/2023	2.00%	243,809	260,952
		$25,946,487	$25,980,642

FHLB advances, both short and long-term, had average annual interest rate paid during the year of 2.61% and 2.27% for 2012 and 2011, respectively. The weighted average interest rate at December 31, 2012 and 2011 was 2.57% and 2.62%, respectively. Maximum amount of FHLB advances outstanding at any month-end during the years 2012 and 2011 was $26,977,842 and $39,010,883 respectively.

On November 1, 2007, the Company created Yadkin Valley Statutory Trust I (“the Trust”) to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. The effective interest rate was 1.63% and 1.87% at December 31, 2012 and 2011, respectively. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

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

The Company assumed junior subordinated debt in the amount of $10.0 million in the American Community acquisition. American Community had a trust that issued trust preferred securities which pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The interest rate at December 31, 2012 and December 31, 2011 was 3.11% and 3.38%, respectively. The preferred securities are redeemable on December 15, 2033. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

Under the accounting for variable interest entities, the Company’s $774,000 and $310,000 investment in the common equity of the Trusts are included in the consolidated balance sheets as other assets and funded by long-term debt. The income and interest expense received from and paid to the Trust, respectively, is included in the consolidated statements of loss and comprehensive income (loss) as other noninterest income and interest expense.

9. INCOME TAXES

The following table presents the provision for income taxes for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Current:
Federal	$(210)	$712	$(6,681)
State	—	—	—
	(210)	712	(6,681)
Deferred:
Federal	(10,755)	(4,600)	4,756
State	(1,996)	(418)	536
	(12,751)	(5,018)	5,292
Increase (decrease) in valuation allowance for deferred tax assets	(11,000)	11,000	—
Total income taxes	$(23,961)	$6,694	$(1,389)

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$9,853	$12,880
Other than temporary impairment	827	807
Accrued liabilities	220	276
OREO property	3,767	1,268
Net operating loss	19,627	7,281
Sidus goodwill	921	1,050
Other	2,160	1,798
	37,375	25,360
Less: Valuation Allowance	—	(11,000)
	$37,375	$14,360

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(2,583)	$(2,387)
FMV adjustment related to mergers	(181)	(255)
Depreciation	(1,561)	(1,980)
Prepaid expenses	(358)	(327)
Core deposit intangible	(1,043)	(1,468)
Noncompete intangible	(149)	(149)
Other	(142)	(195)
	$(6,017)	$(6,761)
Net deferred tax asset	$31,358	$7,599

Our net deferred tax asset was $31.4 million at December 31, 2012 and $7.6 million at December 31, 2011. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of June 30, 2012, the Company reversed a previously recorded $11 million valuation allowance which had been established in 2011. After review of all available evidence at June 30, 2012 and based on the weight of such evidence, the Company believed the realization of the deferred tax asset was more likely than not and reversed the previously recorded $11.0 million valuation allowance. The reversal of the allowance was based primarily on a return to profitability as the Company had reported four consecutive quarters of net income and the Company come out of a 3-year cumulative loss position. Based on net income trends, projected net income over the next 36 months and improving credit quality metrics, no valuation allowance was deemed necessary as of June 30, 2012.
At December 31, 2012, the Company has failed the 3-year cumulative loss test again due to losses incurred in the fourth quarter. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

Negative Evidence

•	The Company is in a cumulative tax loss position for the 3-year period ending December 31, 2012 of $36.8 million. Significance: High

	December 31, 2012 Cumulative Loss Test
	2010	2011	2012**	Total
	(in thousands)
Income (loss) before income taxes	$(1,401)	$(7,701)	$(32,635)	$(41,737)
Goodwill impairment	—	4,944	—	4,944
	$(1,401)	$(2,757)	$(32,635)	$(36,793)

Positive Evidence

•
Losses for the fourth quarter of 2012 involved the sale and writedown of certain substandard and nonperforming loans and foreclosed properties in the amount of approximately $49 million. The Company incurred losses of approximately $35 million on loan sales and $7 million on sales of foreclosed assets in the fourth quarter of 2012 related to the implementation of this accelerated disposition plan. Excluding losses sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $14.7 million in pre-tax income for five previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. In addition, excluding the accelerated asset disposition losses, the Company would have been in a 3-year cumulative income position of $4.7 million at December 31, 2012. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2013-2015. The budgeted provision for loan losses is a key driver of the resulting income. While management believes the 2009, 2010 and 2011 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels. In the three year period ended December 31, 2012, management was proactive in charging down collateral dependent loans that are impaired to current market values. The year of 2011 showed improvement in certain credit metrics that caused management to have lower provisions in 2012. Although the Company incurred losses in the fourth quarter of 2012 related to the disposition of assets, these losses are part of a purposeful and managed plan to substantially reduce loan risk Losses on the disposition are driven by a liquidity factor and all loans held for sale and foreclosed properties are properly recorded at the lower of cost or fair market value at December 31, 2012. There are no other plans at this time to sell additional assets at a loss. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of December 31, 2012, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 9.2%, 12.2%, and 13.3%, respectively as compared to a leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.3%, 10.6% and 11.8%, respectively, as of December 31, 2011. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the second half of 2011 and continuing into 2012, and overall nonperforming loans are down $47.5 million since December 31, 2011. Nonperforming loans to total assets were 1.19% as of December 31, 2012 as compared to 3.53% as of December 31, 2011. In addition, allowance for loan losses to nonperforming loans increased from 46.69% at December 31, 2011 to 110.22% at December 31, 2012. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2012. The Company's loss carryforwards for the tax period ending December 31, 2012 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2012 are as follows:

Significance: Moderate

	Net Operating Loss Carryforward at December 31, 2012	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	47,892	2031
Yadkin Valley State Tax	46,324	2031
Total Loss Carryforwards	$96,985

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at December 31, 2012 based primarily on a return to profitability as the Company has reported five consecutive quarters of net income (excluding losses related to management's accelerated asset disposition plan), net income trends, projected net income for the years 2013-2015 and improving credit quality metrics.

The following table presents a reconciliation of applicable income taxes for the years ended December 31, 2012 and 2011 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2012	2011
	(in thousands)
Tax benefit at statutory rate on income before income taxes	$(11,422)	$(2,696)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(737)	(847)
State income tax, net of federal benefits	(1,298)	(271)
Income from bank-owned life insurance	(221)	(230)
Valuation allowance on deferred tax assets	(11,000)	11,000
Other	717	(262)
Total income taxes	$(23,961)	$6,694

10. EARNINGS PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the year ended December 31, 2012 excludes 580,119 shares of unvested restricted stock. Weighted average shares outstanding for the year ended December 31, 2011 excludes 161,334 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	2012	2011	2010
Basic earnings per share:
Net loss to common shareholders	$(12,585,107)	$(17,382,132)	$(3,193,377)
Weighted average number of common shares outstanding	19,769,912	18,239,004	16,129,640
Basic earnings per share	$(0.64)	$(0.95)	$(0.20)

Diluted earnings per share:
Net loss to common shareholders	$(12,585,107)	$(17,382,132)	$(3,193,377)
Weighted average number of common shares outstanding	19,769,912	18,239,004	16,129,640
Dilutive potential common shares	—	—	—
Weighted-average shares as adjusted	19,769,912	18,239,004	16,129,640
Diluted earnings per share	$(0.64)	$(0.95)	$(0.20)

For the year ended December 31, 2012 and 2011, net loss for determining net loss per common share was reported as net loss less the dividend on preferred stock. During the year ended December 31, 2012, there were 249,667 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share and 598,172 shares of restricted stock not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of losses per share for the year-to-date periods ended December 31, 2012 and December 31, 2011 due to the Company's loss position for that period.

For 2012 and 2011, net loss to common shareholders is net loss less the preferred stock dividends and accretion of discount.

Unvested shares of restricted stock and stock options were excluded from the determination of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 due to the Company’s loss position for the periods.

11. BENEFIT PLANS

401(K) PLAN

The Company maintains profit‑sharing and 401(k) plans for substantially all employees. Contributions to the profit‑sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company's 401(k) plan, employees are permitted to contribute up to 60% of pre‑tax compensation. The Company will match 50% of an employee's contribution, up to a maximum of 3% of pre-tax employee compensation. The Company's policy is to fund the profit‑sharing/401(k) costs as incurred. Employer contributions in 2012, 2011 and 2010 to the 401(k) plan were $367,939, $521,963, and $578,602 respectively. There were no discretionary contributions to the profit-sharing plan for the years ended December 31, 2012, 2011 and 2010.

BANK-OWNED LIFE INSURANCE
During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan (“OSIP”) and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer's beneficiaries is a multiple of base salary at the time of the agreements. During 2010, the OSIP was amended and the death benefit to the officer’s beneficiaries is now subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five‑year vesting requirement and certain provisions relating to change of control and termination of service. The Company funded the OSIP through the purchase of bank‑owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4.8 million and $5.0 million, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5.5 million. The corresponding cash surrender values of BOLI policies as of December 31, 2012 and 2011 was $26,432,999 and $25,934,220 respectively.

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

The Company uses the cost of insurance method for determining liabilities related to the plan and used a discount rate of 4.00% at December 31, 2012 and December 31, 2011 based on the Citigroup Pension Liability Yield Curve. As of December 31, 2012 and 2011, the liability accrued for the plan was $1.9 million and $1.5 million, respectively. In 2011, the Company decided to terminate split dollar benefits for all active employees. The only remaining participants in the OSIP are retired and terminated employees who are still eligible for benefits based on the original agreements. The result of this change to the plan was a $500,000 decrease in liabilities related to the plan. The net periodic benefit costs of the plan are recorded to non-interest expense and were approximately $376,000 and $334,000 for the years ended December 31, 2012 and 2011, respectively.

NON-EQUITY INCENTIVE PLAN
Incentive compensation is provided for certain officers of the Bank based on defined levels of earnings performance. Incentive compensation is also provided for certain officers of Sidus based on pre-tax income. Based on Company performance, there were no expenses related to incentive compensation during 2012, 2011 and 2010.

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

During the year ended December 31, 2012, 12,100 stock options were vested and 3,500 options were granted resulting in 13,500 unvested options at December 31, 2012. There was no intrinsic value of option grants in 2012 since options are granted at the market price of the stock on date of grant. The weighted average fair value of the options granted in 2012 were $2.69 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 100.62%; risk-free interest rate of 1.26%; and expected life of 7 years. There were no options exercised during the year ended December 31, 2012. There were no options granted or exercised during the years ended December 31, 2011 and December 31, 2010.

At December 31, 2012, there were 13,500 options unvested and no shares available for grants of options other than shares available under the Company's 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the "Omnibus Plan"). Total options outstanding at December 31, 2012 were 249,667.

The following table presents certain option information for the year ended December 31, 2012:

		Outstanding Options		Exercisable Options
	Shares available for future grants	Number of options	Weighted-average exercise price	Number of options	Weighted-average exercise price
At December 31, 2011	197,862	277,195	$13.65	255,095	$13.83
Options authorized	—	—	—	—	—
Options granted/vested	(3,500)	3,500	3.26	12,100	12.97
Options exercised	—	—	—	—	—
Options expired	(4,751)	(4,751)	7.45	(4,751)	7.45
Options forfeited	26,277	(26,277)	14.9	(26,277)	14.9
At December 31, 2012	215,888	249,667		236,167	$13.83

At December 31, 2012, the weighted-average remaining contractual life of outstanding and exercisable options was 2.9 years and 2.6 years, respectively. At December 31, 2011, the weighted average remaining contractual life of outstanding and exercisable options was 3.8 years and 3.6 years, respectively.

There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 and December 31, 2011, since the exercise price of options outstanding exceeded the market share price of $2.94 and $1.61, respectively, at year end. The following table segregates the shares outstanding at December 31, 2012 into meaningful ranges:

Shares	Option Price per share	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Shares excercisable December 31, 2012
8,500	3.26-3.84	8.12	$3.60	3,000
8,000	6.79-6.90	6.52	6.83	4,800
28,106	9.31-10.46	3.74	9.81	28,106
45,552	11.56-13.86	2.49	13.63	45,552
157,009	13.91-15.65	2.33	14.90	152,209
2,500	19.07	4.05	19.07	2,500
249,667				236,167

All options expire ten years after date of grant and are made available for future grants at expiration.

As of December 31, 2012, there are 623,782 restricted shares outstanding, of which 43,663 shares of restricted stock are vested and 580,119 shares are nonvested. There were 507,450 shares of restricted stock issued during the year ended December 31, 2012 at an average fair value of $2.32, and 46,668 restricted shares were forfeited.

Of the 507,450 shares issued during 2012, 490,000 were issued with performance and service conditions. Vesting of these shares are based on achieving certain earnings per share and credit performance standards and require a minimum of 2-years of service. Shares issued with performance conditions are granted at-the-money, and contingently vest over a period of 1 to 3 years. The fair value of the shares granted with performance conditions was estimated on the date of grant and assumes that performance goals will be achieved. Restricted shares with performance and service conditions have been recognized based on the assumption that performance thresholds will be met. Year one performance conditions were met in 2012, and it is highly probable that year two performance conditions will also be met; although service conditions still need to be completed for the shares to be fully vested. Compensation cost is recognized only for those awards that ultimately vest.

During the year ended December 31, 2011, there were 145,000 shares of restricted stock granted at an average fair value of $2.34 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. In 2010, 18,000 shares of restricted stock were granted at a weighted average fair value of $4.18 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance. Restricted shares vest over a three-year period. A total of 18,000 shares of restricted stock are nonvested as of December 31, 2010. There are 482,000 shares of restricted stock available for issuance as of December 31, 2010.

The compensation expense related to options and restricted shares was $31,621 and $388,187, respectively, for the year ended December 31, 2012, respectively. The compensation expense related to options and restricted shares was $76,903 and $133,071 for the year period ended December 31, 2011, respectively. As of December 31, 2012, there was $993,423 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.1 years.

13. LEASES

Operating Leases
The Company has entered into non-cancelable operating leases for branch facilities and equipment. These leases have terms from five to thirty years. Rental expense was approximately $1.9 million in 2012, $2.2 million in 2011 and $2.3 million in 2010 and primarily represents rentals of real estate.
The following table presents the future minimum lease payments for the next five years:

(Amounts in thousands)
2013	$1,871
2014	1,769
2015	1,435
2016	1,082
2017	725
Thereafter	5,432
Total	$12,314

Capital Lease Obligation

The Company leases its Monroe Main office facility, which was acquired from American Community, under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2012 is $2.3 million as the capitalized cost of the Company’s Monroe Main office and accumulated amortization of approximately $125,233 at December 31, 2012.

The following table presents aggregate future minimum lease payments due under this capital lease obligation as of December 31, 2012:

(Amounts in thousands)
2013	$226
2014	227
2015	241
2016	241
2017	242
2018-2029	3,158
Total minimum lease payments	4,335
Less amount representing interest	(2,010)
Present value of net minimum lease payments	$2,325

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

The following table presents a summary by type of contract and amount the Bank’s exposure to off-balance sheet risk as of December 31, 2012 and 2011:

	2012	2011
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$255,356,370	$255,586,241
Undisbursed standby letters of credit	7,395,059	5,653,973
Undisbursed portion of construction loans	17,500,855	6,172,254
Commitments to close first mortgages	46,725,883	22,270,876
Commitments to sell first mortgages	71,491,707	41,804,790

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.
The following tables present a rollforward of interest rate swaps for the years ended December 31, 2012 and 2011:

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2010	$159	$159
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	57	57
Balance, December 31, 2011	$216	$216

Balance, December 31, 2011	$216	$216
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(20)	(20)
Balance, December 31, 2012	$196	$196

Interest Rate Locks and Forward Loan Sale Commitments

Sidus, the Company's mortgage lending subsidiary, enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $873,000 and $(481,000), respectively. At December 31, 2011, the amount of fair value associated with these interest rate lock commitments and sale commitments was $130,000 and $57,000, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the year ended December 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of interest rate lock commitments for the years ended December 31, 2012 and 2011, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$130	$105
Gains (losses) included in other income	743	25
Transfer in and out	—	—
Balance, December 31, 2012 and 2011	$873	$130

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the year ended December 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights for the years ended December 31, 2012 and 2011 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2011 and 2010	$1,871	$2,144
Capitalized	1,101	286
Gains (losses) included in other income	(447)	(559)
Balance, December 31, 2012 and 2011	$2,525	$1,871

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans held for sale as a Level 2 asset. At December 31, 2012 and 2011, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the year ended December 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-

party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the year ended December 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at December 31, 2012 is $8.7 million. At December 31, 2011 the carrying value of OREO was $25.0 million. There have been no changes in valuation techniques for the year ended December 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

December 31, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$27,527	$—	$27,527	$—
Government sponsored agencies:
Residential mortgage-backed securities	107,257	—	107,257	—
Collateralized mortgage obligations	122,593	—	122,593	—
Private label collateralized mortgage obligations	1,045	—	1,045	—
State and municipal securities	84,564	—	84,564	—
Common and preferred stocks	133	133	—	—
Interest rate swap agreements	196	—	—	196
Interest rate swap agreements	(196)	—	—	(196)
Interest rate lock commitments	873	—	—	873
Forward loan sale commitments	(481)	—	(481)	—
Mortgage servicing rights	2,525	—	—	2,525

December 31, 2011 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$23,726	$—	$23,726	$—
Government sponsored agencies:
Residential mortgage-backed securities	65,210	—	65,210	—
Collateralized mortgage obligations	166,028	—	166,028	—
Private label collateralized mortgage obligations	1,256	—	1,256	—
State and municipal securities	73,118	—	73,118	—
Common and preferred stocks	1,084	1,084	—	—
Interest rate swap agreements	216	—	—	216
Interest rate swap agreements	(216)	—	—	(216)
Interest rate lock commitments	130	—	—	130
Forward loan sale commitments	57	—	57	—
Mortgage servicing rights	1,871	—	—	1,871

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$196	Discounted cash flow	Discount rate	1.0%
Interest Rate Lock Commitments	873	Pricing model	Pull through rates	83.9%
Mortgage Servicing Rights	2,525	Discounted cash flow	Constant prepayment rate	17.96%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$7,276	Discounted appraisals	Collateral discounts	10-15%
Other real estate owned	5,281	Discounted appraisals	Collateral discounts	15%

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

The significant unobservable input used in the fair value measurement of the Company's interest rate lock commitments is the pull through rate, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate.  Therefore, an increase in the pull through rates (i.e., higher percentage of loans are estimated to close) will result in the fair value of the interest rate lock commitments to increase if in a gain position, or decrease if in a loss position.  The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company's mortgage banking division.

The significant unobservable inputs used in the fair value measurement and the Company's loss to mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate and cost to service. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions. The Company utilizes an independent third-party to estimate the fair value of mortgage servicing rights through use of a discounted cash flow model to calculate the present value of estimated future net servicing income based on observable and unobservable inputs into the model to arrive at an estimated fair value.  To assess the reasonableness of the fair value measurement, the fair value and constant prepayment rates are compared to forward-looking estimates by the Company.

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	(Amounts in thousands)
Other real estate owned	$5,281	$—	$—	$5,281
Impaired loans:
Construction	1,767	—	—	1,767
Commercial real estate:
Owner occupied	4,772	—	—	4,772
Non-owner occupied	472	—	—	472
Commercial	265	—	—	265
Mortgages:
Secured 1-4 family real estate	—	—	—	—
Multifamily	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2011	(Amounts in thousands)
Other real estate owned	$5,391	$—	$—	$5,391
Impaired loans:
Construction	441	—	—	441
Commercial real estate:
Owner occupied	5,874	—	—	5,874
Non-owner occupied	832	—	—	832
Commercial	403	—	—	403
Mortgages:
Secured 1-4 family real estate	453	—	—	453
Multifamily	165	—	—	165
Home equity lines of credit	291	—	—	291
Consumer and other	—	—	—	—

There were no transfers between valuation levels for any assets during the year ended December 31, 2012 or the year ended December 31, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2012, the Company meets all capital adequacy requirements to which it is subject.

The Company and the Bank exceeded the minimum regulatory capital ratios as of December 31, 2012, as well as the ratios to be considered "well capitalized." The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes. The Company completed a second private placement offering during the fourth quarter of 2012 for proceeds of $41.8 million. The private placement included the issuance of $45.0 million in the Company's Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") which was subsequently converted over to common stock at $2.80 per share. On September 12, 2012, the U.S. Treasury completed the sale of its $36 million of Series T Preferred Stock and $13.3 million of its Series T-ACB Preferred Stock investment in the Company to private investors through a registered public offering. There was no impact to the Company's financial condition or operating results due to the transaction. In addition, the Company converted 20,907 shares of Series T and Series T-ACB preferred shares to common stock. Although this helped improve capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the Bank's capital position.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Yadkin Valley Bank and Trust
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$189,961	13.0%	$116,923	8.0%	$146,154	10.0%
Tier 1 Capital (to risk-weighted assets)	171,505	11.7%	58,462	4.0%	87,692	6.0%
Tier 1 Capital (to average assets)	171,505	8.9%	76,912	4.0%	96,139	5.0%
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$181,730	11.49%	$126,579	8.0%	$158,224	10.0%
Tier 1 Capital (to risk-weighted assets)	161,790	10.23%	63,290	4.0%	94,935	6.0%
Tier 1 Capital (to average assets)	161,790	7.9%	80,946	4.0%	101,182	5.0%

Yadkin Valley Financial Corporation
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$194,932	13.3%	$116,960	8.0%	$146,200	10.0%
Tier 1 Capital (to risk-weighted assets)	177,656	12.2%	58,480	4.0%	87,720	6.0%
Tier 1 Capital (to average assets)	177,656	9.2%	76,998	4.0%	96,247	5.0%
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$186,614	11.79%	$126,677	8.0%	$158,346	10.0%
Tier 1 Capital (to risk-weighted assets)	167,744	10.59%	63,338	4.0%	95,008	6.0%
Tier 1 Capital (to average assets)	167,744	8.28%	81,035	4.0%	101,294	5.0%

Deferred tax assets that are dependent upon future taxable income do not qualify for inclusion in Tier 1 capital based on the capital guidelines of the Company's primary federal supervisory authority.  The disallowed portion of deferred tax assets for December 31, 2012 was $21.1 million for both the Bank and the Company. The disallowed portion of deferred tax assets for December 31, 2011 was $68,000 for both the Bank and the Company.

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53‑87. At December 31, 2012, 2011, and 2010 there were no undivided profits available for dividend payments. The Bank is currently prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. Beginning in 2011, the Company was required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities given liquidity levels at the holding company. However, in August 2012, the Company received regulatory approval and paid in full all of the outstanding deferred dividends on the TARP Preferred Stock and all accrued but unpaid interest on the trust preferred securities payments in full totaling $4.4 million, including the required payments for the third and fourth quarter of 2012. The Company is now current on its payment obligations on its Series T and Series T-ACB Preferred Stock and on the trust preferred securities.

The Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8%. Management, on an ongoing basis, continues to monitor capital levels closely and evaluate options which would improve the Bank's capital position.

For the reserve maintenance period in effect at December 31, 2012, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $250,000 on deposit.
The mortgage banking segment qualifies as a HUD-approved Title II Supervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (HUD). A Title II Supervised mortgagee must maintain an adjusted net worth equal to a minimum of $250,000 plus 1% of mortgage volume in excess of $25 million, up to a maximum net worth of $1 million.

Possible penalties related to noncompliance with this minimum net worth requirement includes the revocation of Sidus’ license to issue HUD insured mortgages, which may have a material adverse affect on Sidus’ financial condition and results of operations.

For the year ended December 31, 2012, the Bank was required to maintain $1 million in adjusted net worth. As of December 31, 2012, The Bank’s adjusted net worth was $36.3 million, which exceeds the required minimum net worth requirements. For the year ended December 31, 2011, Sidus was required to maintain $1 million in adjusted net worth. As of December 31, 2011, Sidus’ adjusted net worth was $18,401,847 which exceeds the required minimum net worth requirements.

17. FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$138,396	$138,396	$138,396	$—	$—
Investment securities	343,120	343,120	133	342,987	—
Loans and loans held-for-sale, net	1,312,034	1,187,663	—	—	1,187,663
Accrued interest receivable	6,376	6,376	—	1,760	4,616
Federal Home Loan Bank stock	4,154	4,154	4,154	—	—
Interest rate swap agreements	196	196	—	—	196
Interest rate lock commitments	873	873	—	—	873
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	898,372	898,372	—	898,372	—
Time deposits	733,290	742,552	—	742,552	—
Borrowed funds	105,136	105,926	—	105,926	—
Accrued interest payable	1,629	1,629	—	1,629	—
Interest rate swap agreements	196	196	—	—	196
Interest rate lock commitments	—	—	—	—	—
Forward sale commitments	481	481	—	481	—

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$92,918	$92,918	$92,918	$—	$—
Investment securities	330,422	330,422	1,084	329,338	—
Loans and loans held-for-sale, net	1,437,610	1,365,586	—	—	1,365,586
Accrued interest receivable	6,745	6,745	—	6,745	—
Federal Home Loan Bank stock	6,130	6,130	6,130	—	—
Forward sales commitments	57	57	—	57	—
Interest rate swap agreements	216	216	—	—	216
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	855,455	855,455	—	855,455	—
Time deposits	875,886	885,903	—	885,903	—
Borrowed funds	105,539	106,923	—	106,923	—
Accrued interest payable	2,619	2,619	—	2,619	—
Interest rate swap agreements	216	216	—	—	216
Interest rate lock commitments	130	130	—	—	130

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

The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2012 and December 31, 2011, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

18. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

During the May 24, 2006 annual meeting, the shareholders approved the formation of the Company whereby each share of the Bank was automatically converted to one share of the Company. The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. The following table presents condensed financial data for the parent company only:

Condensed Balance Sheets
	2012	2011
Assets:	(Amounts in thousands)
Cash on deposit with bank subsidiary	$5,212	$6,797
Investment in subsidiary	199,680	169,654
Other investments	1,765	1,864
Other assets	351	352
Total	$207,008	$178,667
Liabilities and Shareholders' Equity:
Dividends payable	$183	$2,163
Other liabilities	36,031	35,918
Shareholders' equity	170,794	140,586
Total	$207,008	$178,667

Condensed Results of Operations
	2012	2011	2010
Equity in earnings of subsidiary bank:	(Amounts in thousands)
Undistributed earnings (loss)	$(7,684)	$(13,511)	$1,364
Income (expenses), net	(990)	(884)	(1,376)
Net loss	(8,674)	(14,395)	(12)
Preferred stock dividend and accretion of preferred stock discount	3,911	2,987	3,181
Net loss to common shareholders	$(12,585)	$(17,382)	$(3,193)

Condensed Statements of Cash Flows
	2012	2011	2010
Cash flows from operating activities:	(Amounts in thousands)
Net loss from continuing operations	$(8,674)	$(14,395)	$(12)
Adjustments to reconcile net loss to net cash from operating activities:
Equity (loss) in undistributed earnings of subsidiaries	7,684	13,511	(1,364)
Other-than-temporary impairment of investments	50	116	482
Loss on sale of other investments	—	80	—
Change in other assets	(18)	315	53
Change in other liabilities	113	270	114
Net cash used in operating activities	(845)	(103)	(727)
Cash flows from investing activities:
Purchase of investments	—	(250)	—
Maturities, call and repayments of investments	99	55	19
Proceeds from sale of other investments	—	460	—
Additional investment in bank subsidiary	(37,000)	—	—
Net cash provided by (used in) investing activities	(36,901)	265	19
Cash flows from financing activities:
Issuance of preferred stock	40,592	—	—
Issuance of common stock	—	6,402	—
Dividends paid	(4,431)	(616)	(2,563)
Net cash provided by (used in) financing activities	36,161	5,786	(2,563)
Net increase (decrease) in cash	(1,585)	5,948	(3,271)
Cash at beginning of year	6,797	849	4,120
Cash at end of year	$5,212	$6,797	$849

19. BUSINESS SEGMENT INFORMATION

The Company has two reportable segments, including banking activities and mortgage banking activities, which includes mortgage activities at the Bank and at Sidus Financial, LLC ("Sidus"), a single member limited liability company with the Bank as the single member. Sidus is headquartered in Greensboro, North Carolina and offers mortgage banking services to its customers throughout the Southeast. The following table details the results of operations for the years ended December 31, 2012 and 2011 for bank activities and mortgage activities.

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

In the fourth quarter of 2012, a decision was made by management to sale a reinsurance subsidiary held by Sidus. As a result of this decision, Sidus reclassified its investment in the reinsurance subsidiary to held for sale and wrote down its investment by $1.0 million to the estimated fair value at December 31, 2012. The sale of the subsidiary closed in the first quarter of 2013. In addition, at the beginning of 2013, the Company merged the Sidus subsidiary into the Bank and is no longer doing business as Sidus. As a result, all mortgage banking activity going forward in 2013 is at the Bank.

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For Year Ended December 31, 2012
Interest income	$75,104	$3,868	$—	$78,972
Interest expense	16,998	143	847	17,988
Net interest income	58,106	3,725	(847)	60,984
Provision for loan losses	40,538	(164)	—	40,374
Net interest income (loss) after provision for loan losses	17,568	3,889	(847)	20,610
Other income	7,677	5,860	29	13,566
Other expense	60,070	6,569	172	66,811
Income (loss) before income taxes	(34,825)	3,180	(990)	(32,635)
Income taxes	(23,961)	—	—	(23,961)
Net income (loss)	$(10,864)	$3,180	$(990)	$(8,674)

Total assets	$1,890,906	$31,500	$1,032	$1,923,438
Net loans	$1,284,355	$—	$—	$1,284,355
Loans held for sale	$—	$27,679	$—	$27,679

(1)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($0 in 2012), the Bank's Investment in Sidus ($3,000 in 2012), and the Bank's A/R from Sidus ($3,000 in 2012). Also included in this column are Holding Company assets ($1,032 in 2012) and Holding Company income and expenses.

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For the year ended December 31, 2011
Interest income	$88,156	$390	$—	$88,546
Interest expense	25,016	239	786	26,041
Net interest income	63,140	151	(786)	62,505
Provision for loan losses	20,828	15	—	20,843
Net interest income (loss) after provision for loan losses	42,312	136	(786)	41,662
Other income	12,901	5,408	(129)	18,180
Other expense	54,253	13,244	46	67,543
Loss before income tax expense	960	(7,700)	(961)	(7,701)
Income tax expense	6,694	—	—	6,694
Net loss	$(5,734)	$(7,700)	$(961)	$(14,395)

Total assets	$1,973,848	$24,209	$(4,869)	$1,993,188
Net loans	$1,418,076	$—	$—	$1,418,076
Loans held for sale	$3,628	$15,906	$—	$19,534
________________________

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($3,286 in 2011), the Bank's Investment in Sidus ($3,000 in 2011), and the Bank's A/R from Sidus ($614 in 2011). Also included in this column are Holding Company assets ($1,258 in 2011) and Holding Company income and expenses.

	Bank Activities	Mortgage Activities	Other	Total
	(Amounts in thousands)
For Year Ended December 31, 2010
Interest income	$96,821	$1,019	$—	$97,840
Interest expense	33,359	197	788	34,344
Net interest income	63,462	822	(788)	63,496
Provision for loan losses	23,930	419	—	24,349
Net interest income (loss) after provision for loan losses	39,532	403	(788)	39,147
Other income	12,417	9,778	(260)	21,935
Other expense	54,463	7,692	328	62,483
Loss before income tax expense	(2,514)	2,489	(1,376)	(1,401)
Income tax expense	(1,389)	—	—	(1,389)
Net loss	$(1,125)	$2,489	$(1,376)	$(12)

Total assets	$2,275,617	$61,189	$(36,212)	$2,300,594
Net loans	1,562,787	—	—	1,562,787
Loans held for sale	1,447	48,972	—	50,419
Goodwill	—	4,944	—	4,944

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited, summarized quarterly data for the years ended December 31, 2012 and 2011:

	Three Months Ended
2012	December 31	September 30	June 30	March 31
	(Amounts in thousands)
Interest income	$18,793	$19,446	$19,744	$20,989
Interest expense	4,048	4,257	4,586	5,097
Net interest income	14,745	15,189	15,158	15,892
Provision for loan losses	31,554	4,251	2,218	2,351
Net interest income (loss) after provision for loan losses	(16,809)	10,938	12,940	13,541

Other income	986	4,665	4,406	3,509
Other expense	22,708	14,792	15,732	13,579
Income (loss) before income taxes (benefit)	(38,531)	811	1,614	3,471
Income taxes (benefit)	(14,632)	54	(9,383)	—
Net income(loss)	(23,899)	757	10,997	3,471
Preferred stock dividend and accretion of preferred stock discount	1,419	838	833	821
Net income (loss) to common shareholders	$(25,318)	$(81)	$10,164	$2,650
Net income (loss) per common share- basic	$(1.21)	$—	$0.52	$0.14
Net income (loss) per common share- diluted	$(1.21)	$—	$0.52	$0.14
2011
Interest income	$20,959	$21,565	$22,728	$23,294
Interest expense	5,355	5,939	6,839	7,908
Net interest income	15,604	15,626	15,889	15,386
Provision for loan losses	3,627	1,956	10,393	4,867
Net interest income after provision for loan losses	11,977	13,670	5,496	10,519

Other income	4,409	5,222	3,649	4,900
Other expense	13,672	12,829	24,328	16,714
Income (loss) before income taxes (benefit)	2,714	6,063	(15,183)	(1,295)
Income taxes (benefit)	(211)	2,384	5,030	(509)
Net income(loss)	2,925	3,679	(20,213)	(786)
Preferred stock dividend and accretion of preferred stock discount	771	771	674	771
Net income (loss) to common shareholders	$2,154	$2,908	$(20,887)	$(1,557)
Net income (loss) per common share- basic	$0.11	$0.15	$(1.16)	$(0.10)
Net income (loss) per common share- diluted	$0.11	$0.15	$(1.16)	$(0.10)

21. GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

Goodwill relating to the Sidus acquisition was evaluated by management on an annual basis at October 1st or more frequently if circumstances indicate possible impairment for the Sidus reporting unit. For the first six months of 2011, Sidus had experienced losses of $2.6 million due to declines in revenues and one-time expenses for severance and termination costs. During the second quarter of 2011, management made the strategic decision to exit out of the wholesale market and concentrate the focus on retail mortgage sales. As a result of these triggering events, goodwill related to the Sidus acquisition was evaluated for impairment as of June 30, 2011.

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

The results of this Step 1 process indicated that the estimated fair value of Sidus was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with accounting for Intangibles- Goodwill and other.  The Step 2 analysis included an allocation of estimated fair value of the entity and allocated that value to identifiable tangible and intangible assets and liabilities as determined in Step 1. Assumptions included in the fair value of net assets included current market rates for loans. Based on the Step 2 analysis, it was determined that Sidus’ fair value did not support the goodwill recorded; therefore, Sidus recorded a $4.9 million goodwill impairment charge to write-off all of its goodwill.   This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of loss.

The following table presents changes in the carrying amount of goodwill for the year ended December 31, 2011 and 2012:

	Banking Segment	Sidus Segment	Total
Balance as of December 31, 2010
Goodwill	$—	$4,943,872	$4,943,872
Goodwill acquired during the year	—	—	—
Impairment losses	—	(4,943,872)	(4,943,872)
Balance as of December 31, 2011 and 2012	$—	$—	$—
Accumulated impairment losses	$(61,565,768)	$(4,943,872)	$(66,509,640)

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $2.0 million at December 31, 2012, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $196,006. The Company had a gain of $20,973 on the interest rate swap asset and a loss of $20,973 on the interest rate swap liability for the year ended December 31, 2012. The Company had a gain of $57,802 on the interest rate swap asset and a loss of $57,802 on the interest rate swap liability for the year ended December 31,

2011. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2011 and was included in other assets and other liabilities at their fair market value of $216,979. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At December 31, 2012, Sidus had $46.7 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $71.5 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $(480,806) at December 31, 2012. The fair value of the interest rate lock commitments recorded in other assets was $872,844 at December 31, 2012. Recognition of gains related to the change in fair value of forward sales commitments was $169,759 for the year ended December 31, 2012, and is included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments was $204,856 for the year ended December 31, 2012, and is included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments and losses related to forward sales commitments were $25,008 and $(54,497), respectively, for the year ended December 31, 2011, and are included in other income. At December 31, 2011, Sidus had $51.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $67.4 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $57,363 at December 31, 2011. The fair value of the forward sales commitments recorded in other assets was $129,818 at December 31, 2011.

23. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

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

These common stock warrants have been assigned a fair value of $2.38 per share, or $0.9 million in aggregate as of January 16, 2009. Using a relative fair value allocation approach, $1.7 million was recorded as a discount on the preferred stock and is accreted as a reduction in the net income available for common shareholders over the next five years at $300,000 to $400,000 per year.

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

As part of the private placement transaction in October 2012, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with certain holders (the “Preferred Shareholders”) of the Company's Series T Preferred Stock and Series T-ACB Preferred Stock, pursuant to which the Preferred Shareholders agreed to exchange shares of the Preferred Stock for shares of the Company's common stock and shares of a new class of non-voting common stock, par value $1.00 per share, of the Company (the “non-voting common stock”). The total amount of Preferred Stock exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock. As a result of the exchange, an additional $856,000 of discount was accreted in 2012. The Company’s projected accretion for the years ending December 31, 2013 and 2014 is $387,197 and $75,397, respectively.

24. PRIVATE PLACEMENTS

On May 6, 2011, the Company completed the private placement of 3,081,867 shares of common stock (the "2011 Private Placement") to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the 2011 Private Placement. Per Nasdaq Listing Rule 5635(c) pertains to shareholder approval of equity compensation plans, and under interpretive rulings issued by Nasdaq, a private placement of equity securities is treated as an equity compensation plan for purposes of this rule if any employees or directors of the issuer participate and the price per share is below the market value of the issuer's common stock. In order to comply with the Nasdaq Listing Rule, the directors and officers will purchase shares of common stock in the 2011 Private Placement at a purchase price per share without the 10% discount. On June 23, 2011, the Company's shareholders approved the 2011 Private Placement which permitted the Company pursuant to Nasdaq Rule 5635(c) to issue the Company's directors and executive officers additional shares of common stock in the amount of 151,681 shares so that the directors and executive officers were able to invest on the same terms as other investors that participated in the 2011 Private Placement. The Company issued 3,233,548 shares of common stock in total as a result of the 2011 Private Placement. Proceeds received from the 2011 Private Placement are being kept at the holding company level for general corporate purposes.

On October 23, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and directors and executive officers of the Company (collectively, the “Investors”), pursuant to which the Investors purchased 45,000 shares of the Company's Series A Preferred Stock, at a price of $1,000 per share in a private placement (the “Private Placement”). The Series A Preferred Stock converted into shares of the Company's common stock at a price of $2.80. The Company raised approximately $42.5 million in net proceeds from the sale of the Series A Preferred Stock.
As part of the Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into the Exchange Agreement with the Preferred Shareholders, pursuant to which the Preferred Shareholders agreed to exchange shares of the Series T Preferred Stock and Series T-ACB Preferred Stock for shares of the Company's common stock and shares of the Company's non-voting common stock. The total amount of Preferred Stock to be exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock.

25. LEGAL PROCEEDINGS

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the year ended 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the year that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

February 28, 2013

/s/Joseph H. Towell	/s/ Jan H. Hollar
Joseph H. Towell	Jan H. Hollar
President and Chief Executive Officer	Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Valley Financial Corporation
Elkin, North Carolina

We have audited Yadkin Valley Financial Corporation's (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Yadkin Valley Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Valley Financial Corporation as of December 31, 2012 and 2011 and for the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

 Charlotte, North Carolina
February 28, 2013

Item 9B -–Other Information

None.
PART III

Item 10 — Directors and Executive Officers and Corporate Governance

The information required by this item appears under the captions “Corporate Governance”, “Executive Compensation and Other Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Yadkin’s proxy statement for its 2013 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
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

The following table sets forth equity compensation plan information at December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available be for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	247,667	$13.83	215,888
Equity compensation plans not approved by shareholders	NA	NA	NA
Total	247,667	$13.83	215,888

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

Exhibit 3.3
Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 20, 2009)

Exhibit 3.4
Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T-ACB Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 27, 2009)

Exhibit 3.5
Articles of Amendment to Designate the Terms of the Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2012)

Exhibit 3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2012)

Exhibit 4.1:	Form of certificate for the Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K for the year ended December 31, 2006)

Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009)

Exhibit 4.3	Form of Series T-ACB Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed July 27, 2009)

Exhibit 4.4	Form of Certificate for the Non-Voting Common Stock

Exhibit 4.5	Warrant to Purchase up to 385,990 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2009)

Exhibit 4.6	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2009)

Exhibit 10.1	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006*

Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.5	Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 24, 2010)*

Exhibit 10.6	Amendment to Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 24, 2010)*

Exhibit 10.7	Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2010)*

Exhibit 10.8	Amendment to Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 filed November 24, 2010)*

Exhibit 10.9	Employment Agreement with William M. DeMarcus (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 24, 2010)*

Exhibit 10.10	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit 10.11	2008 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 4 to the Form S-8 filed on September 5, 2008)*

Exhibit 10.12
Retirement and Transition Agreement by and between F. Spencer Cosby, Jr. and Sidus Financial, LLC dated July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 22, 2011)*

Exhibit 10.13	Employment Agreement with J. Ricky Patterson, dated January 4, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 9, 2012)*

Exhibit 10.14
Securities Purchase Agreement dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 25, 2012)

Exhibit 10.15
Share Exchange Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Purchasers thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 25, 2012)

Exhibit 10.16
Registration Rights Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Purchasers thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 25, 2012)*

Exhibit 10.17
Registration Rights Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Purchasers thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 25, 2012)*

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

YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/Joseph H. Towell	Date: February 28, 2013
Joseph H. Towell
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: February 28, 2013
Jan H. Hollar
Executive Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joseph H. Towell	Date: February 28, 2013
Joseph H. Towell
President and Chief Executive Officer
Director

/s/ Nolan G. Brown	Date: February 28, 2013
Nolan G. Brown
Director

/s/ Harry M. Davis	Date: February 28, 2013
Harry M. Davis
Director

/s/ Thomas J. Hall	Date: February 28, 2013
Thomas J. Hall
Director

/s/ James A. Harrell, Jr.	Date: February 28, 2013
James A. Harrell, Jr.
Director

/s/ Larry S. Helms	Date: February 28, 2013
Larry S. Helms
Director

/s/ Dan W. Hill, III	Date: February 28, 2013
Dan W. Hill, III
Director

/s/ Jan H. Hollar	Date: February 28, 2013
Jan H. Hollar
Executive Vice President and Chief Financial Officer
"Principal Accounting Officer"

/s/ James L. Poindexter	Date: February 28, 2013
James L. Poindexter
Director

/s/ Alison J. Smith	Date: February 28, 2013
Alison J. Smith
Director

/s/ James N. Smoak	Date: February 28, 2013
James N. Smoak
Director

/s/ Harry C. Spell	Date: February 28, 2013
Harry C. Spell
Director