Form 10-K/A
period 2012-12-31
YADKIN VALLEY FINANCIAL CORP
filed 2013-03-14
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

Commission File Number 000-52099

Yadkin Valley Financial Corporation

North Carolina	(Exact name of registrant as specified in its charter)	20-4495993
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
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

Documents Incorporated by Reference
None.

Explanatory Statement to Form 10-K Amendment

The purpose of this Annual Report on Form 10-K/A (this "Form 10-K/A") is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors, or filed as an amendment to the Form 10-K to include the information no later than the end of the 120-day period. The reference on the cover of the Original Filing to the incorporation by reference of the Company's definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

FORM 10-K/A TABLE OF CONTENTS

PART III

Item 10 - Directors and Executive Officers and Corporate Governance

Board of Directors

The Bylaws of the Company provide for no less than five or more than 25 directors to serve on the Board of Directors for a period of one-year terms to be elected each year at the 2013 Annual Meeting of Shareholders (the "Annual Meeting"). The Board of Directors has currently established the number of directors at 11. Our Board of Directors will submit to the shareholders for their vote at the Annual Meeting a slate of directors comprised of 11 nominees, all current directors of the Company, to serve a one-year term expiring at the 2014 annual meeting of shareholders. Set forth below is certain information about the nominees, including business experience for the past five years and qualifications and attributes considered by our Board of Directors which led to the director's nomination. “Year first elected” refers to the year in which each individual first took office as a director and does not necessarily indicate a continuous term. Each of the directors is also a director of the Bank.

Nolan G. Brown, 72, was first elected to our Board of Directors in 2004. Mr. Brown is the owner and President of the health care company Triad Group, Inc. and its affiliates, which are located in Yadkinville, North Carolina. Additionally, Mr. Brown is a Certified Public Accountant and former audit committee financial expert for Southern Community Financial Corporation, Winston-Salem, North Carolina (Nasdaq: SCMF). His leadership experience, knowledge of financial reporting requirements of public companies, and substantial experience with business administration and accounting enhance his ability to contribute as a director.

Harry M. Davis, 65, was first elected to our Board of Directors in 2004. Dr. Davis is a Professor of Finance, Appalachian State University, Boone, N.C. Dr. Davis has been a consultant to the banking industry on financial statements for over twenty years and is an instructor at the North Carolina School of Banking (where he also serves as dean), the South Carolina School of Banking and the Bank Directors College where he teaches banking financial principles. His knowledge of the financial principles that matter to community banks enhances his ability to contribute as a director.

Thomas J. Hall, 65, was appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 17, 2009 and was subsequently elected by our shareholders at the 2009 Annual Meeting. Mr. Hall has served as President of Hall Group, Inc., a real estate holding company located in Charlotte, North Carolina, since 2000. He has substantial experience with internal operations of large companies having served as an owner, President and Chief Financial Officer of an $800 million dollar company. His leadership experience, financial knowledge, and business experience enhance his ability to contribute as a director.

James A. Harrell, Jr., 66, was first elected to our Board of Directors in 1999. Dr. Harrell is a self-employed dentist in Elkin, North Carolina, former President of the North Carolina Dental Society, and current delegate of the American Dental Association. He has substantial experience with community banking having previously served as a local director of United Savings and Loan Corporation for 12 years, BB&T for one year, and 1st Financial Corporation for five years. In addition, Mr. Harrell has been a Surry County Commissioner for twenty years. His industry knowledge gained through his experience as a director of financial institutions and his community service enhances his ability to contribute as a director.

Larry S. Helms, 67, was appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 17, 2009 and was subsequently elected by our shareholders at the 2009 Annual Meeting. Mr. Helms is the owner of Larry S. Helms and Associates, an insurance company located in Monroe, North Carolina, and has served as its chief executive since 1999. Mr. Helms has also served as a mayor, a county commissioner, on the N. C. Board of Transportation, and as a past Chairman of a local Chamber of Commerce.  Mr. Helms' work experience and community service provide a valuable perspective to our Board of Directors.

Dan W. Hill, III, 68, was first elected to our Board of Directors in 2008. Mr. Hill is the founding member of Hill, Chesson and Woody, which is an association of independently owned insurance brokerage firms. Mr. Hill is also President of HCW University Medical Insurance Plans, Inc. located in Durham, North Carolina. He has substantial experience with both insurance and community banking, having previously served as a board member of Home Savings and Loan for eight years and of Cardinal State Bank for eight years, which enhances his ability to contribute as a director.

James L. Poindexter, 74, was first elected to our Board of Directors in 1968. Mr. Poindexter serves as the President of Surry Hardware & Building Supply Co., Inc. In addition, he is the owner of Wakefield Farm, Poindexter Enterprises, and Wakefield Woods, all located in Elkin, North Carolina. During his long tenure as a board member, Mr. Poindexter has developed knowledge of the Company's business, history, organization, and executive management which, together with his personal understanding of one of the key markets that we serve, has enhanced his ability as a director.

Alison J. Smith, 59, was appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 17, 2009 and was subsequently elected by our shareholders at the 2009 Annual Meeting. Ms. Smith has served as the President of Smith Capital Inc., a financial advisory and investment banking firm, in Charlotte, North Carolina, since 1995. She has substantial experience advising, evaluating and structuring bank acquisitions, valuing bank securities and writing bank strategic plans.

James N. Smoak, 64, was first elected to our Board of Directors in 1987. Mr. Smoak retired as the President and Chief Executive Officer of Yadkin Valley Bank and Trust Company in Elkin, North Carolina, in 2002. Mr. Smoak brings to the board an intimate understanding of the Bank's business and organization, as well as substantial banking industry expertise, and management experience. Moreover, during his tenure as a director he has developed knowledge of the Company's business, history, organization, and executive management which, together with the relationships that he has developed, enhance his leadership and consensus-building ability.

Harry C. Spell, 65, was first elected to our Board of Directors in 2002. Mr. Spell is the Vice President and Secretary of MoCaro Dyeing & Finishing, Inc., a textile company in Statesville, North Carolina. His business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of markets that we serve. He also has experience in the context of bank mergers and acquisitions from the serving with the Company through four bank acquisitions.

Joseph H. Towell, 61, was first elected to our Board of Directors in February 2011 at the same time he was appointed as Chief Executive Officer and President of the Company. He has served in various executive roles at the Company since May 2008. Mr. Towell served as Portfolio Manager and Team Leader for leveraged loan investing with Putnam Investments in Boston, MA from 2001 to 2008. Mr. Towell was employed with First Union National Bank in various roles from 1983 through 2001. He brings to the Board an understanding of the Company's business and organization, as well as substantial leadership ability, banking industry expertise, and management experience.

Executive Officers

The table below sets forth each of our current executive officer's name, age, position, and business experience for the past five years.

Principal Executive Officers	Age	Position	Business Experience for Past Five Years
Joseph H. Towell	61	President & Chief Executive Officer
President and Chief Executive Officer of Yadkin Valley Financial Corporation since February 2011; prior to that Executive Vice President & Chief Operating Officer of Yadkin Valley Financial Corporation since August 2010; prior to that Executive Vice President, Chief Credit Officer & Chief Administrative Officer, Yadkin Valley Financial Corporation and Yadkin Valley Bank since March 2009; prior to that Executive Vice President, Yadkin Valley Bank since May 2008; prior to that Mr. Towell served as Portfolio Manager and Team Leader for leveraged loan investing with Putnam Investments in Boston, MA since 2001; prior to that he worked with First Union National Bank in various roles from 1983 through 2001.

Jan H. Hollar	57	Executive Vice President & Chief Financial Officer
Executive Vice President and Chief Financial Officer, Yadkin Valley Financial Corporation since September 2009; October 2008 to present as President of Jan H. Hollar, CPA, PC an accounting services company; Senior Vice President and Chief Financial Officer of Blueharbor Bank in Mooresville, NC from November 2007 until October 2008; prior to that Executive Vice President and Chief Financial Officer of The Scottish Bank in Charlotte, NC; prior to that Executive Vice President and Director of Finance of First Charter in Charlotte, NC.

W. Mark DeMarcus	48	Executive Vice President & Chief Operating Officer
Executive Vice President and Chief Operating Officer of Yadkin Valley Financial Corporation since August 2011; prior to that Executive Vice President and Chief Banking Officer since August 2010; prior to that Regional President of Yadkin Valley Bank & Trust since April 2009; prior to that Executive Vice President and Chief Banking Officer of American Community Bank since March 2008; prior to that Senior Vice President and Retail/Small Business Executive for NC, SC, and VA at Wachovia Bank since June 2007; prior to that Senior Vice President and General Banking Group Recruiting Manager for Wachovia since 2005.

Family Relationships

There are no family relationships among any of the directors and principal executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) forms were filed in a timely manner.

Code of Ethics

The Company has adopted a Code of Ethics for all employees to resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all senior officers, including the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO"), and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Code of Ethics is available on the Company's corporate website located at www.yadkinvalleybank.com. The Company may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any of our executive officers on that website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be a part of, this report.

Audit Committee Financial Expert

As outlined in the Audit Committee Charter, which is available on the Company's website located at www.yadkinvalleybank.com, the Audit Committee is responsible for insuring that the Board receives objective information regarding Company policies, procedures, and activities with respect to auditing, accounting, internal accounting controls, financial reporting, and such other Company activities as the Board may direct. The Audit Committee engages a qualified firm of certified public accountants to conduct such audit work as is necessary for this purpose. The Audit Committee held seven meetings during 2012. The Board of Directors has determined that Nolan G. Brown, Alison J. Smith, and Dr. Harry Davis are Audit Committee financial experts, and has designated each of them as such. Each person's qualifications to serve as an Audit Committee financial expert are listed under "Board of Directors" above. All of the other members of the Audit Committee satisfy the audit committee independence requirements stated in the rules of The Nasdaq Stock Market.

Item 11 - Executive Compensation

Executive Compensation

The following table summarizes for the fiscal years ended December 31, 2012 and 2011, the current and long-term compensation for the CEO and the two most highly compensated executive officers other than the CEO (the "named executive officers") for the year ended December 31, 2012. Each component of compensation is discussed in further detail in the footnotes following the table.

Summary Compensation Table

The following table summarizes for the fiscal years ended December 31, 2012 and 2011, the current and long-term compensation for the CEO, the CFO and the most highly compensated executive officers other than the CEO and CFO. Each component of compensation is discussed in further detail in the footnotes following the table.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Joseph H. Towell	2012	425,000	345,000	—	250,000	—	36,281	1,056,281
President and Chief	2011	325,000	85,400	—	—	—	36,490	446,890
Executive Officer

Jan H. Hollar	2012	240,000	138,000	—	70,000	—	26,143	474,143
Executive Vice President	2011	205,000	24,400	—	—	—	13,128	242,528
& Chief Financial Officer

W. Mark DeMarcus	2012	300,000	184,000	—	70,000	—	40,609	594,609
Executive Vice President	2011	220,000	48,800	—	—	—	40,206	309,006
& Chief Operating Officer

(1)
Please refer to Footnote 12 in the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2012 for a discussion of the assumptions made in the valuation of the option awards.

(2)	Details on the amounts reported for “All Other Compensation” in 2012 are set forth in the following supplementary table:

Details on All Other Compensation Reported in the Summary Compensation Table for 2012

Named Executive Officer (1)	Auto Provision ($)	Country Club/ Membership and Dues ($)	Medical Insurances ($)	Employer 401(k) Match ($)	Total ($)
Joseph H. Towell	10,249	5,330	13,404	7,298	36,281
Jan H. Hollar	12,964	—	6,553	6,626	26,143
W. Mark DeMarcus	12,055	6,238	16,789	5,527	40,609
(1)     None of the above listed individuals received director's fees for 2011.

Outstanding Equity Awards at Fiscal Year-End

The Outstanding Equity Awards at Fiscal Year-End Table below reflects each named executive officer's equity award holdings at December 31, 2012 on an individual award basis.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joseph H. Towell	10,000	—	14.91	2/19/2018	185,000	543,900	—	—

Jan H. Hollar	3,000	2,000	3.84	12/8/2019	66,667	196,001	—	—

W. Mark DeMarcus	8,517	—	10.21	3/18/2018	93,334	274,402	—	—

(1)	These options vest at 20% each year, beginning on the first anniversary of the grant date.

(2)
Restricted shares not vested includes shares issued with performance and service conditions. Vesting of these shares is based on achieving certain earnings per share and credit performance standards and requires a minimum of two years of service. Performance based restricted shares not vested are as follows: Towell: 150,000; Hollar: 60,000; and DeMarcus: 80,000.

Terms of Named Executive Officer Employment Agreements

The Company has employment agreements with most of its senior executive officers. In November 2010, the Bank and Joseph H. Towell, President and CEO of the Bank, entered into an amendment to the amended and restated employment contract entered into in December 2008 (the “Towell Agreement”) to extend the term to three years. In June 2010, the Company and the Bank entered into an employment contract with Jan H. Hollar, CFO of the Company and the Bank (the “Hollar Agreement”), for a term of one year. The Hollar Agreement was amended in November 2010 to extend the term of the employment contract from one year to three years. In November 2010, the Company and the Bank entered into an employment contract with W. Mark DeMarcus, the Chief Operating Officer of the Bank (the “DeMarcus Agreement”, together with the Towell Agreement and the Hollar Agreement, the "Employment Agreement"), for a term of three years.

On each anniversary of the effective date of each Employment Agreement, the term of the Employment Agreement is automatically extended for an additional one year period beyond the then effective expiration date unless written notice from the Bank or the officer is received 90 days prior to the anniversary date advising the other that the Employment Agreement shall not be further extended. The officers have the option to terminate the Employment Agreements upon 60 days' written notice to the Bank. While each officer is employed by the Bank and for one year following termination of employment for Messrs. Towell, and DeMarcus, and for two years following termination of employment for Ms. Hollar, the Employment Agreements prohibit each officer from competing with the Bank.

The Company participated in the Troubled Asset Relief Program Capital Purchase Program (the "CPP"), which limited certain types of executive compensation that could be provided to executives until the U.S. Treasury sold all of its Fixed Rate Cumulative Preferred Stock, Series T and Series T-ACB to private investors through a registered public offering on September 18, 2012. As of September 18, 2012, the CPP constraints on executive compensation ceased to be applicable to the Company.

Under the Employment Agreements, the officers receive an annual cash salary, with annual adjustments and discretionary bonuses, which were subject to the CPP constraints until September 28, 2012, as determined by the Board of Directors. Under the Employment Agreements, each officer is also entitled to all fringe benefits generally provided by the Bank to its employees and its executive officers.

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

The Bank has the right, under each Employment Agreement, to reduce any such payments as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on the officer or the disallowance of a deduction to the Bank. See Post-Employment Benefits - Potential Payments Upon Termination following a Change in Control below for a further discussion of these payments.

As discussed above, the Company participated in the CPP established under TARP until September 18, 2012. As required by the terms of the CPP, our senior executive officers entered into agreements with the Company that amended the executive compensation programs that such officers participate in. These agreements ceased to be effective as of September 18, 2012.

Post-Employment Benefits

If a named executive officer exercises any vested stock options held by the officer on or before the final date of employment, they may realize gain on the difference between the exercise price and the fair market value of the stock options. See Outstanding Equity Awards at Fiscal Year-End above for a listing of each officer's stock option holdings. Using the fair market value of the Company's common stock as of December 31, 2012, there would have been no gain due to a decrease in the stock price. Pursuant to the terms of their employment agreements, in the event a named executive officer's employment is terminated by the Company for any reason other than for cause, or in the event of certain events following a change in control, the officers will continue to receive certain payments, as described below. The named executive officers had waived this right until the CPP constraints ceased to be applicable on September 18, 2012.

Potential Payments Upon Termination following a Change in Control

Under the terms of the Employment Agreements with Mr. Towell, Ms. Hollar, or Mr. DeMarcus upon the occurrence of the events constituting termination of employment described above under Terms of the Employment Agreements, the Bank has agreed to pay each officer an amount equal to 2.99 times his or her “base amount” as defined in Section 280G(b)(3) of the Internal Revenue Code. This compensation is payable in a single lump sum payment due 15 days following his or her termination.

Upon the effective date of a reorganization, merger, or consolidation of the Company with one or more other corporations in which the Company is not the surviving corporation, or the transfer of all or substantially all of the assets or shares of the Company to another person or entity, or the acquisition of stock representing more than 25% of the voting power of the capital stock of the Company then outstanding by another corporation, bank, other entity or person, other than pursuant to a merger in which the Company is the surviving entity (any such transaction being hereinafter referred to as a “Change in Control Transaction”), the Nominating and Compensation Committee may, in its absolute discretion, declare all or any part of the options granted under the Company's Omnibus Plan immediately exercisable in full, and they may thereafter be exercised at any time before the date of consummation of the Change in Control Transaction.

Potential Payments Upon Termination Without Cause

In the event the employment of Towell, Hollar, or DeMarcus is terminated by the Bank for any reason other than for Cause, their employment agreements provide that the Bank will pay their base annual salary for the remaining term of the Employment Agreement, subject to a potential six-month delay for tax compliance. Termination for Cause is defined to include termination because of the officer's personal dishonesty or moral turpitude, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the employment agreement.

Potential Payments Upon Death

In the event the employment of Towell, Hollar, or DeMarcus are terminated upon their death, their employment agreements provide that the Bank will pay the officer's estate within 30 days of the officer's death compensation due through the last day of the calendar month in which the officer's death occurred and for a period of one month thereafter.

Directors Compensation

The following table sets forth certain information regarding the compensation paid by the Bank to our directors during the fiscal year ended December 31, 2012.

2012 Director Compensation
Name	Fees earned or Paid In Cash ($)	Non-qualified Deferred Compensation ($)	Total ($)

Nolan G. Brown	36,938	—	36,938
Harry M. Davis	29,703	—	29,703
Thomas J. Hall	24,688	—	24,688
James A. Harrell, Jr.	21,250	—	21,250
Larry S. Helms	25,375	—	25,375
Dan W. Hill, III	28,180	—	28,180
James L. Poindexter	24,750	—	24,750
Alison J. Smith	28,475	—	28,475
James N. Smoak	32,538	—	32,538
Harry C. Spell	31,937	—	31,937
Joseph H. Towell	—	—	—
C. Kenneth Wilcox	7,052	—	7,052

(1)	Mr. Wilcox retired from the Board of Directors at the expiration of his term on May 17, 2012.

The annual retainer fee for service on the Board of Directors is $7,500 and the Board meeting attendance fee is $750. The amount for committee meetings is $250 per hour.

The Company offers a Directors Deferred Compensation Plan which allows each director to make an annual election to defer receipt of all or any portion of their directors' fees in the form of cash or stock. If the deferral is in cash, it earns interest at a rate equal to the 10 Year T-Bill Rate. If the deferral is in stock, it is invested by the trustee in Yadkin Valley Financial Corporation Common Stock purchased on the open market. No director is currently participating in the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Nominating and Compensation Committee during fiscal 2012 were: Nolan G. Brown (Ex-Officio), Thomas J. Hall, James A. Harrell, Jr., Larry S. Helms, Dan W. Hill, III and James L. Poindexter. No member of this committee was at any time during fiscal 2012 or at any other time an officer or employee of the Company, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Nominating and Compensation Committee during fiscal 2012.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of March 14, 2013, unless otherwise specified, with respect to shares of our common stock beneficially owned by: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each director, each director nominee and each executive officer named in the Summary Compensation Table; and (3) all directors and executive officers as a group. This information has been provided by each of the directors and executive officers at our request or derived from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Beneficial ownership of securities means the possession, directly or indirectly, through any formal or informal arrangement, either individually or in a group, of voting power (which includes the power to vote, or to direct the voting of, such security) and/or investment power (which includes the power to dispose of, or to direct the disposition of, such security). Unless otherwise indicated, to the Corporation's knowledge the beneficial owner has sole voting and dispositive power over the shares.

Beneficial Owners of More Than 5% of our Common Stock:

Name (1)	Shares Beneficially Owned	Percent
Ithan Creek Master Investors (Cayman) L.P. (2)	2,270,443	5.51%
Wellington Management Company, LLP (3)	4,044,976	9.82%

(1)
On February 15, 2013, Mendon Capital Advisors Corp. (“Mendon”) filed a Schedule 13G with the SEC reporting beneficial ownership of 5.52% of the Company's outstanding shares of common stock. However, based on the number of shares of common stock beneficially owned Mendon and the accurate number of shares of Company common stock outstanding on February 15, 2013, the Company believes Mendon beneficially owned less than 5% of the Company's outstanding shares of common stock at February 15, 2013. As a result, the Company has not included Mendon in the beneficial ownership table above.

(2)	The above information is based on a Schedule 13G filed with the SEC on January 7, 2013.

(3)
The above information is based on a Schedule 13G filed with the SEC on February 14, 2013. The shares include the shares held by Ithan Creek Master Investors (Cayman) L.P., as Wellington Management Company, LLP is its investment adviser.

Beneficial Ownership of Directors, Director Nominees and Executive Officers:

Name	Shares Beneficially Owned (1)	Percent (2)
Nolan G. Brown (director)	270,126	*	%
Harry M. Davis (director)	45,774	*	%
W. Mark DeMarcus (Executive Vice President & Chief Banking Officer) (3)	134,247	*	%
Thomas J. Hall (director)	55,995	*	%
James A. Harrell, Jr. (director) (4)	83,796	*	%
Larry S. Helms (director)	28,881	*	%
Dan W. Hill, III (director)	163,410	*	%
Jan H. Hollar (Executive Vice President & CFO) (5)	142,959	*	%
James L. Poindexter (director)	141,827	*	%
Alison J. Smith (director)	113,699	*	%
James N. Smoak (director)	216,536	*	%
Harry C. Spell (director)	378,770	*	%
Joseph H. Towell (President & CEO) (6)	358,896	*	%
All directors & executive officers as a group (13 persons)	2,134,916	5.19%

* Indicates less than 1% ownership

(1) For each individual listed above, the beneficial ownership includes the following options to acquire the indicated number of shares that are exercisable within 60 days of December 31, 2012: DeMarcus - 8,517; Hall - 4,258; Helms - 4,258; Hollar - 3,000; Smith - 4,258; Towell - 10,000; directors and principal officers as a group 34,291 shares. To the Company's knowledge, each person has sole voting and investment power over the securities shown as beneficially owned by such person, except for the following shares, which the individual indicates that he or she shares voting and/or investment power: Harrell - 28,477; Poindexter - 52,887; Spell - 56,993; directors and principal officers as a group - 138,357 shares.

(2) The ownership percentage of each individual is calculated based on the total of 41,186,651shares issued and outstanding as of March 25, 2013, plus the number of shares that can be issued to that individual within 60 days of December 31, 2012, upon the exercise of stock options held by the individual. The ownership percentage of the group is based on the total shares outstanding plus the number of shares that can be issued to the entire group within 60 days of December 31, 2012, upon the exercise of all stock options held by the group.

(3) Includes 13,334 shares of unvested restricted stock awarded on February 17, 2011 to vest over a three-year period and 80,000 unvested shares of restricted stock awarded March 15, 2012.

(4) Stock held by our Amended and Restated Director Deferred Compensation Plan (the "DDCP") is beneficially owned by its plan administrator. For Mr. Harrell, the table includes the number of shares held for his account, being all the shares held in the DDCP, which equals 12,184 shares as of March 25, 2013.

(5) Includes 6,667 shares of unvested restricted stock awarded on February 17, 2011 to vest over a three-year period and 60,000 unvested shares of restricted stock awarded March 15, 2012.

(6) Includes 11,667 shares of unvested restricted stock awarded on February 17, 2011 to vest over a three-year period and 150,000 unvested shares of restricted stock awarded March 15, 2012.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Related Persons Transactions

The Company has had, and expects to have in the future, transactions in the ordinary course of the Company's business with directors, principal officers and their associates. All transactions with directors, principal officers and their associates were made in the ordinary course of the Company's business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with persons not related to the lender, and have not involved more than normal risks of collectability or presented other unfavorable features.

As required by the rules of The NASDAQ Stock Market, the Company conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by the Company's Audit Committee. For purposes of this review, related party transactions include all transactions that are required to be disclosed pursuant to SEC regulations. In addition to the rules of The NASDAQ Stock Market and the related SEC regulations, the Company's ethics policy prohibits executive officers and directors from engaging in transactions when there is a conflict with their duty to protect the Company's interest that will lead to any personal gain or benefit.

The Company annually requires each of its directors and executive officers to complete a directors' and officers' questionnaire that elicits information about related person transactions and uses this information to make a formal determination regarding each director's independence under The NASDAQ Stock Market listing standards and applicable SEC rules. The Company's Audit Committee, which consists entirely of independent directors, annually reviews all transactions and relationships disclosed in the director and officer questionnaires.

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

Director Independence

We are focused on the Company's corporate governance practices and value independent board oversight as an essential component of strong corporate performance to enhance shareholder value. Our commitment to independent oversight is demonstrated by the fact that all of our directors, except our CEO, are independent under the listing requirements of The NASDAQ Stock Market. In addition, all of the members of our Board of Directors' Executive, Audit, and Nominating and Compensation Committees, except our CEO who is a member of the Executive meeting, are independent under the listing requirements of The NASDAQ Stock Market. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors, including those not otherwise required to be disclosed in this report under the heading “Related Persons Transactions,” and including loans or lines of credit that the Bank has directly or indirectly made to each of its directors.

Item 14 - Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following presents fees billed for professional audit services rendered by Dixon Hughes Goodman, LLP ("Dixon Hughes") for the years ended December 31, 2012 and 2011.

Audit fees. Audit fees include fees billed to the Company by Dixon Hughes in connection with the annual audit of the Company's financial statements, review of the Company's interim financial statements, attest services provided pursuant to Section 404 of the Sarbanes-Oxley Act, FIDICIA attest services, and services provided in connection with the Company's filing of various registration statements.  The aggregate fees billed and expected to be billed to the Company by Dixon Hughes for audit services rendered to the Company for the fiscal years ended December 31, 2012 and 2011 were $488, 214 and $402,500, respectively.

Audit-Related fees. Audit-related services include audits of the Company's employee benefit plans, other attest services and accounting consultations.  The aggregate fees billed to the Company by Dixon Hughes for audit-related services during the fiscal years ended December 31, 2012 and 2011 were $18,000 and $23,530, respectively.

Tax fees. Tax fees include corporate tax compliance, as well as counsel and advisory services.  The aggregate fees billed to the Company by Dixon Hughes for tax related services during the fiscal years ended December 31, 2012 and 2011 were $59,935 and $50,675, respectively.

In accordance with its Audit Committee Charter, the Company's Audit Committee must approve in advance any audit and permissible non-audit services provided by the Company's independent auditors and the fees charged.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

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

Exhibit 3.3
Articles of Amendment to the Company's Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 20, 2009)

Exhibit 3.4
Articles of Amendment to the Company's Restated Articles of Incorporation establishing the terms of the Series T-ACB Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 27, 2009)

Exhibit 3.5
Articles of Amendment to Designate the Terms of the Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2012)

Exhibit 3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2012).

Exhibit 4.1:	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006)

Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009)

Exhibit 4.3	Form of Series T-ACB Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed July 27, 2009)

Exhibit 4.4	Form of Certificate for the Non-Voting Common Stock (incorporated by reference to Exhibit 4.4 to the Form 10-K filed February 28, 2013)

Exhibit 4.6	Warrant to Purchase up to 385,990 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2009)

Exhibit 4.7	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2009)

Exhibit 10.1	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.5	Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 24, 2010)*

Exhibit 10.6	Amendment to Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 24, 2010)*

Exhibit 10.7	Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2010)*

Exhibit 10.8	Amendment to Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 filed November 24, 2010)*

Exhibit 10.9	Employment Agreement with William M. DeMarcus (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 24, 2010)*

Exhibit 10.10	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit 10.11	2008 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 4 to the Form S-8 filed on September 5, 2008).*

Exhibit 10.12
Retirement and Transition Agreement by and between F. Spencer Cosby, Jr. and Sidus Financial, LLC dated July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 22, 2011)*

Exhibit 10.13	Employment Agreement with J. Ricky Patterson, dated January 4, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 9, 2012)*

Exhibit 10.14
Securities Purchase Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 25, 2012)

Exhibit 10.15
Share Exchange Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Shareholders thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 25, 2012)

Exhibit 10.16
Registration Rights Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Purchasers thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 25, 2012)

Exhibit 10.17
Registration Rights Agreement, dated as of October 23, 2012, by and among Yadkin Valley Financial Corporation and the Shareholders thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 25, 2012)

Exhibit 21:	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K filed February 28, 2013)

Exhibit 23:	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Form 10-K filed February 28, 2013)

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32:	Section 1350 Certification (incorporated by reference to Exhibit 32 to the Form 10-K filed February 28, 2013)

Exhibit 99.1	TARP Certification of Chief Executive Officer (incorporated by reference to Exhibit 99.1 to the Form 10-K filed February 28, 2013)

Exhibit 99.2	TARP Certification of Chief Financial Officer (incorporated by reference to Exhibit 99.2 to the Form 10-K filed February 28, 2013)

Exhibit 101
The following materials from the Annual Report on Form 10-K of Yadkin Valley Financial Corporation for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.** (incorporated by reference to Exhibit 101 to the Form 10-K filed February 28, 2013)

* Management contract or compensatory plan or arrangement
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Copies of exhibits are available upon written request to Corporate Secretary, Yadkin Valley Financial Corporation, P.O. Drawer 888, Elkin, North Carolina 28621.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/Joseph H. Towell	Date: March 14, 2013
Joseph H. Towell
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: March 14, 2013
Jan H. Hollar
Executive Vice President & Chief Financial Officer