Form 10-Q
period 2013-03-31
YADKIN VALLEY FINANCIAL CORP
filed 2013-04-25
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013

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
Yes ☒ No ☐

Shares of Voting Common Stock outstanding as of April 25, 2013, par value $1.00 per share, were 41,186,652 and shares of Non-Voting Common Stock outstanding as of April 25, 2013, par value $1.00 per share, were 1,965,000.

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the period ended March 31, 2013 and the three months ended March 31, 2013 and 2012

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012*
	(Amounts in thousands, except share data)
ASSETS:
Cash and due from banks	$22,210	$36,125
Federal funds sold	50	50
Interest-bearing deposits	20,447	102,221
Securities available-for-sale at fair value (amortized cost $374,680 in 2013 and $336,349 in 2012)	380,846	343,120
Gross loans	1,304,264	1,309,504
Less: allowance for loan losses	24,492	25,149
Net loans	1,279,772	1,284,355
Loans held-for-sale	18,461	27,679
Accrued interest receivable	6,502	6,376
Premises and equipment, net	42,454	41,849
Other real estate owned	5,449	8,738
Federal Home Loan Bank stock, at cost	3,474	4,154
Investment in bank-owned life insurance	26,587	26,433
Core deposit intangible (net of accumulated amortization of $10,047 in 2013 and $9,869 in 2012)	2,475	2,653
Deferred tax assets	28,782	31,358
Other assets	9,083	8,327
Total Assets	$1,846,592	$1,923,438
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand deposits	$257,388	$273,912
Interest-bearing deposits:
NOW, savings and money market accounts	656,524	624,460
Time certificates:
$100 or more	281,652	316,146
Other	366,095	417,144
Total Deposits	1,561,659	1,631,662

Short-term borrowings	38,178	39,192
Long-term borrowings	60,982	65,944
Capital lease obligations	2,314	2,325
Accrued interest payable	1,239	1,629
Other liabilities	7,369	11,892
Total Liabilities	$1,671,741	$1,752,644

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 issued and outstanding in 2013 and 2012	28,038	27,942
Common stock, $1 par value, 100,000,000 shares authorized; 43,151,652 issued and outstanding in 2013 and 2012	43,152	43,152
Warrants	3,581	3,581
Surplus	156,304	156,176
Accumulated deficit	(60,037)	(64,241)
Accumulated other comprehensive income	3,813	4,184
Total Shareholders' Equity	174,851	170,794
Total Liabilities and Shareholders' Equity	$1,846,592	$1,923,438
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$16,679	$18,939
Interest on federal funds sold	6	7
Interest and dividends on securities:
Taxable	888	1,433
Non-taxable	660	573
Interest-bearing deposits	42	37
TOTAL INTEREST INCOME	18,275	20,989
INTEREST EXPENSE:
Time deposits of $100 or more	1,352	1,993
Other time and savings deposits	1,432	2,371
Borrowed funds	439	735
TOTAL INTEREST EXPENSE	3,223	5,099
NET INTEREST INCOME	15,052	15,890
PROVISION FOR LOAN LOSSES	237	2,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,815	13,540
NON-INTEREST INCOME:
Service charges on deposit accounts	1,269	1,244
Other service fees	927	894
Net gain on sale of securities	4	—
Income on investment in bank-owned life insurance	153	157
Mortgage banking activities	3,288	1,139
Other than temporary impairment of cost method investments	(39)	—
Other income	55	75
TOTAL NON-INTEREST INCOME	5,657	3,509
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,389	6,110
Occupancy and equipment expense	1,815	1,851
Advertising and marketing	256	76
Data processing	395	387
Amortization of core deposit intangible	178	278
Communications	332	351
FDIC assessment	592	694
Loan collection fees	217	249
Other professional fees	476	306
Net cost of operation of other real estate owned	(822)	1,229
Other	2,387	2,047
TOTAL NON-INTEREST EXPENSES	13,215	13,578
INCOME BEFORE INCOME TAXES	7,257	3,471
INCOME TAX EXPENSE	2,608	—
NET INCOME	4,649	3,471
Preferred stock dividend and accretion of preferred stock discount	445	821
NET INCOME TO COMMON SHAREHOLDERS	$4,204	$2,650
NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.14
Diluted	$0.10	$0.14
CASH DIVIDENDS PER COMMON SHARE	—	—
See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (UNAUDITED)
Three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
NET INCOME	$4,649	$3,471
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	(539)	23
Tax effect	170	(9)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	(369)	14
Reclassification adjustment for realized gains	(4)	—
Tax effect	2	—
Reclassification adjustment for realized gains, net of tax amount	(2)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(371)	14
COMPREHENSIVE INCOME	$4,278	$3,485

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2013 and 2012

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net income	—	—	—	—	—	3,471	—	3,471
Restricted stock issued (forfeited)	(20,000)	(20)	—	—	20	—	—	—
Discount accretion on preferred stock	—	—	206	—	—	(206)	—	—
Share based compensation:
stock options	—	—	—	—	9	—	—	9
restricted stock	—	—	—	—	27	—	—	27
Preferred stock dividends	—	—	—	—	—	(615)	—	(615)
Other comprehensive income	—	—	—	—	—	—	14	14
BALANCE, MARCH 31, 2012	19,506,188	$19,506	$47,595	$3,581	$117,939	$(49,006)	$3,877	$143,492

BALANCE, DECEMBER 31, 2012	43,151,652	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794
Net income	—	—	—	—	—	4,649	—	4,649
Discount accretion on preferred stock	—	—	96	—	—	(96)	—	—
Share based compensation:
stock options	—	—	—	—	9	—	—	9
restricted stock	—	—	—	—	119	—	—	119
Preferred stock dividends	—	—	—	—	—	(349)	—	(349)
Other comprehensive loss	—	—	—	—	—	—	(371)	(371)
BALANCE, MARCH 31, 2013	43,151,652	$43,152	$28,038	$3,581	$156,304	$(60,037)	$3,813	$174,851

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,649	$3,471
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	1,975	1,712
Provision for loan losses	237	2,350
Net gain on sale of mortgage loans	(1,838)	(1,351)
Provision for mortgage loans sold	(1,299)	109
Other than temporary impairment of investments	39	—
Increase in cash surrender value of life insurance	(153)	(157)
Depreciation and amortization	664	701
Gain on sales and impairment of premises and equipment	—	(21)
Net (gains) losses on sale and write downs of other real estate owned	(948)	886
Gain on sale of securities	(4)	—
Amortization of core deposit intangible	178	278
Deferred tax provision	2,809	—
Stock based compensation expense	128	36
Originations of mortgage loans held-for-sale	(66,371)	(63,251)
Proceeds from sales of mortgage loans	77,428	63,589
Decrease in capital lease obligations	(11)	(47)
Increase in accrued interest receivable	(127)	(188)
(Increase) decrease in other assets	(796)	2,071
Increase (decrease) in accrued interest payable	(390)	94
Increase (decrease) in other liabilities	(3,224)	78
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,946	10,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(75,664)	(44,344)
Proceeds from sales of available-for-sale securities	1,157	—
Proceeds from maturities of available-for-sale securities	34,205	12,552
Net decrease in loans	2,088	50,799
Proceeds from the redemption of Federal Home Loan Bank stock	680	—
Purchases of premises and equipment	(1,283)	(457)
Proceeds from the sale of premises and equipment	15	37
Proceeds from the sale of other real estate owned	6,495	2,442
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32,307)	21,029
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	15,541	6,499
Net decrease in time certificates	(85,544)	(27,021)
Net increase (decrease) in borrowed funds	(5,976)	186
Preferred dividends paid	(349)	—
NET CASH USED IN FINANCING ACTIVITIES	(76,328)	(20,336)

See notes to condensed consolidated financial statements

YADKIN VALLEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(95,689)	$11,053

CASH AND CASH EQUIVALENTS:
Beginning of year	138,396	92,918
End of year	$42,707	$103,971

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$6,101	$4,859
Cash paid for income taxes	$—	$—

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$2,258	$7,114
Unrealized gain (loss) on investment securities available-for-sale, net of tax effect	$(371)	$14

See notes to condensed consolidated financial statements

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Valley Financial Corporation (the "Company") and its subsidiary, Yadkin Valley Bank and Trust Company (the "Bank"). On July 1, 2006, the Bank became a subsidiary of the Company through a one for one share exchange of the then outstanding 10,648,300 shares. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2012 Annual Report on Form 10-K (the "2012 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. Operating results, for the three months ended March 31, 2013, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2013 and December 31, 2012, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2012 Form 10-K.

Mortgage Banking Activities - During the first quarter of 2013, Sidus Financial, LLC ("Sidus"), a subsidiary of the Bank, was dissolved. As a result of the dissolution, the Company's mortgage activities are now reported based on the reorganization of the Bank's mortgage division. This decision was made to improve overall reporting of its mortgage banking activities which are now combined and analyzed as a separate and distinct business segment. This change in reporting segment combines both mortgage activities of the Bank with mortgage activities that were previously reported separately from mortgage activities provided by Sidus.

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

Reclassifications - Certain income and expenses reported in prior periods have been reclassified to conform to the 2013 presentation of mortgage banking activity income. Reclassifications include interest income which was previously presented in other income, commission expenses recorded in salaries that are now recorded as a reduction in mortgage banking activity income, and other miscellaneous expenses previously recorded in other expenses that have been reclassified as a reduction to mortgage banking activity income. In addition, gains on sale of mortgage loans has been reclassified to be reported with mortgage banking income to provide a combined overview of the mortgage banking activity segment. The reclassifications had no effect on net income or shareholders' equity, as previously reported.

2. New Accounting Standards

Recently Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

after December 15, 2012. The Company has adopted the standard and the adoption of ASU 2013-02 did not have an impact on the Company's financial condition, results of operations, or cash flows but did result in additional disclosures in Footnote 15.

3. Stock-based Compensation

During the three months ended March 31, 2013, 3,800 options were vested. During the three months ended March 31, 2012, 5,100 options were vested. At March 31, 2013, there were 14,700 options unvested and no shares available for grants of options other than shares available under the Company's 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the "Omnibus Plan"). Total options outstanding at March 31, 2013 were 254,667.

During the quarter ended March 31, 2013, 5,000 options were granted. The weighted average fair value of the options granted was $2.52 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.00%; expected volatility of 101.70%: risk-free interest rate of 1.00%; and expected life of 7 years. There were five thousand options granted during the first three months ended March 31, 2012. There were no options exercised for the three months ended March 31, 2013 or 2012.

As of March 31, 2013, there are 623,782 restricted shares outstanding, of which 96,162 shares of restricted stock are vested and 527,620 shares are nonvested. As of December 31, 2012, there were 623,782 restricted shares outstanding, of which 43,663 shares of restricted stock were vested and 580,119 shares are nonvested. There were no shares of restricted stock issued during the three months ended March 31, 2013 or 2012.

The compensation expense related to options and restricted shares was $128,490 for the three month period ended March 31, 2013 . The compensation expense related to options and restricted shares was $35,862 for the three month period ended March 31, 2012. As of March 31, 2013 and December 31, 2012, there was $877,513 and $993,423, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 1.9 years.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

4. Investment Securities

Investment securities at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
After 1 but within 5 years	$17,191	$46	$5	$17,232
	17,191	46	5	17,232
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	62	1	—	63
After 1 but within 5 years	282	22	—	304
After 5 but within 10 years	9,648	328	—	9,976
After 10 years	120,433	2,048	400	122,081
	130,425	2,399	400	132,424
Collateralized mortgage obligations due:
After 5 but within 10 years	9,686	260	—	9,946
After 10 years	93,552	1,537	85	95,004
	103,238	1,797	85	104,950
Private label collateralized mortgage obligations due:
After 5 but within 10 years	172	—	1	171
After 10 years	10,535	25	75	10,485
	10,707	25	76	10,656
State and municipal securities due:
Within 1 year	620	2	—	622
After 1 but within 5 years	6,508	364	—	6,872
After 5 but within 10 years	29,486	1,645	154	30,977
After 10 years	76,417	1,574	1,027	76,964
	113,031	3,585	1,181	115,435
Common and preferred stocks:	88	61	—	149
Total available-for-sale securities	$374,680	$7,913	$1,747	$380,846

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$10,005	$15	$—	$10,020
After 1 but within 5 years	17,479	29	1	17,507
	27,484	44	1	27,527
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	119	2	—	121
After 1 but within 5 years	315	26	—	341
After 5 but within 10 years	10,371	341	—	10,712
After 10 years	94,319	2,089	325	96,083
	105,124	2,458	325	107,257
Collateralized mortgage obligations due:
After 1 but within 5 years	648	2	—	650
After 5 but within 10 years	9,975	206	3	10,178
After 10 years	111,155	902	292	111,765
	121,778	1,110	295	122,593
Private label collateralized mortgage obligations due:
After 5 but within 10 years	178	—	—	178
After 10 years	848	19	—	867
	1,026	19	—	1,045
State and municipal securities due:
Within 1 year	620	6	—	626
After 1 but within 5 years	5,734	321	—	6,055
After 5 but within 10 years	24,464	1,698	12	26,150
After 10 years	50,031	2,064	361	51,734
	80,849	4,089	373	84,565
Common and preferred stocks:	88	46	1	133
Total available-for-sale securities	$336,349	$7,766	$995	$343,120

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At March 31, 2013, $132.4 million of the Bank's mortgage-backed securities were pass-through securities and $115.6 million were collateralized mortgage obligations. At December 31, 2012, $107.3 million of the Bank's mortgage-backed securities were pass-through securities and $123.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three months ended March 31, 2013 were $4,000. There were no losses on the sale of securities available-for-sale for the three months ended March 31, 2013. There were no gains or losses for the three months ended March 31, 2012.

Investment securities with carrying values of approximately $84,814,747 and $88,652,919 at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. Securities that have been in a loss position for twelve months or more at March 31, 2013 include one collateralized mortgage obligation and one private label collateralized mortgage obligation. The key factors considered in evaluating the collateralized

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2012 include three collateralized mortgage obligations, one private label collateralized mortgage obligation and two other securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three months ended March 31, 2013, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
March 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$2,139	$5	$—	$—	$2,139	$5
Government sponsored agencies:
Residential mortgage-backed securities	45,645	400	—	—	45,645	400
Collateralized mortgage obligations	15,034	73	1,682	12	16,716	85
Private label collateralized mortgage obligations	4,752	75	172	1	4,924	76
State and municipal securities	52,335	1,181	—	—	52,335	1,181
Total temporarily impaired securities	$119,905	$1,734	$1,854	$13	$121,759	$1,747

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$2,429	$1	$—	$—	$2,429	$1
Government sponsored agencies:
Residential mortgage-backed securities	12,021	325	—	—	12,021	325
Collateralized mortgage obligation	27,417	127	7,626	168	35,043	295
Private label collateralized mortgage obligations	—	—	178	—	178	—
State and municipal securities	22,899	373	—	—	22,899	373
Common and preferred stocks, and other	—	—	60	1	60	1
Total temporarily impaired securities	$64,766	$826	$7,864	$169	$72,630	$995

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $4,902,828 at March 31, 2013 and $6,706,012 at December 31, 2012. Cost method investments at March 31, 2013 include $3,474,300 in Federal Home Loan Bank ("FHLB") stock and $1,428,528 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at March 31, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. During the three months ended March 31, 2013, the Company's investment in a financial services company was considered to be other than temporarily impaired and approximately $39,185 was charged-off. There were no other than temporary impairments recorded for the three months ended March 31, 2012.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2013, the Company had commitments outstanding of $299.2 million for additional loan amounts. Commitments of the Bank's mortgage lending department are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $7.1 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At March 31, 2013, the Bank had $42.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $60.9 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three months ended March 31, 2013 excludes 527,620 shares of unvested restricted stock. Weighted average shares outstanding for the three months ended March 31, 2012 excludes 119,669 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic EPS denominator:
Weighted average number of common shares outstanding	42,595,147	19,378,198
Dilutive potential common shares	6,126	—
Diluted EPS denominator	42,601,273	19,378,198

For the quarter ended March 31, 2013 and 2012, net income for determining net income per common share was reported as net income less the dividend on preferred stock. During the quarter ended March 31, 2013, there were 254,667 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share and 561,590 shares of restricted stock not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met. During the quarter ended March 31, 2012 there were 265,694 warrants and stock options that were not considered dilutive. The non-dilutive options had exercise prices ranging from $3.04 to $19.07 per share.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

8. Shareholders' Equity

Effective October 1, 2012, North Carolina passed the Banking Modernization Act, pursuant to Section 53C-4-7 of which, the Bank, as a North Carolina banking corporation, may pay dividends if such distributions will not reduce its capital below its applicable “required capital.” The Bank's “required capital” is that amount of capital required for the Bank to be deemed “adequately capitalized” under applicable federal regulatory capital ratios. Currently, the Bank exceeds each of these federal regulatory capital ratios. However, the Bank is currently prohibited from paying dividends to the holding company without prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Banking Commissioner. In addition, the Company has committed to the regulators that the Bank will maintain a Tier 1 leverage ratio of 8%, which is higher than the statutory Tier 1 leverage ratio of 5.00% to be classified as well-capitalized. The Company's Tier 1 leverage ratio is 10.0% at March 13, 2013 and exceeds committed levels.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $1.9 million at March 31, 2013, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $179,612. The Company had a gain of $16,395 on the interest rate swap asset and a loss of $16,395 on the interest rate swap liability for the three months ended March 31, 2013. The Company had a gain of $7,903 on the interest rate swap asset and a loss of $7,903 on the interest rate swap liability for the three months ended March 31, 2012. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2012 and was included in other assets and other liabilities at their fair market value of $196,006. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The Company is exposed to certain risks relating to its ongoing mortgage origination business. The Bank's mortgage banking segment enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company's fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company's interest rate lock commitments is based on the value that can be generated when the underlying loan is sold on the secondary market and is included on the balance sheet in other assets and on the income statement in mortgage banking income. The fair value of the Company's forward sales commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the balance sheet in other assets or other liabilities and on the income statement in mortgage banking income.

At March 31, 2013, the Bank had $42.6 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $60.9 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $425,220 at March 31, 2013. The fair value of the interest rate lock commitments recorded in assets was $806,913 at March 31, 2013. Recognition of gains related to the change in fair value of forward sales commitments were $55,586 for the three months ended March 31, 2013, and are included in mortgage banking activities income. Recognition of losses related to the change in fair value of the interest rate lock commitments were $66,151 for the three months ended March 31, 2013 and are included in mortgage banking activities income. Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $13,492 and $4,629 for the three months ended March 31, 2012, respectively, and are included in other income. At December 31, 2012, the Bank had $46.7 million of

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $71.5 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of interest rate locks recorded in other assets was $872,844 at December 31, 2012. The fair value of the forward sales commitments recorded in other liabilities was $480,806 at December 31, 2012.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at March 31, 2013 and December 31, 2012 by class:

	March 31,	December 31,
	2013	2012
	(in thousands)
Construction and land development	$133,200	$131,981
Commercial real estate:
Owner occupied	356,955	342,962
Non-owner occupied	205,474	211,489
Residential mortgages:
1-4 family	166,565	168,611
Multifamily	34,361	35,337
Home equity lines of credit	193,404	191,888
Commercial	163,325	174,440
Consumer and other	49,931	51,664
Total	1,303,215	1,308,372
Less: Net deferred loan origination fees	1,049	1,132
Allowance for loan losses	(24,492)	(25,149)
Loans, net	$1,279,772	$1,284,355

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $562.4 million and $554.5 million at March 31, 2013 and December 31, 2012, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $133.2 million and $132.0 million at March 31, 2013 and December 31, 2012, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes; however, the Bank also engages in selected speculative housing lending to existing builder clients utilizing lots that the Bank has a collateral interest in. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $166.6 million and $168.6 million at March 31, 2013 and December 31, 2012, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

Home equity lines of credit totaled $193.4 million and $191.9 million at March 31, 2013 and December 31, 2012, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties.
Commercial Loans. At March 31, 2013 and December 31, 2012, the Bank's commercial loan portfolio totaled $163.3 million and $174.4 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $49.9 million and $51.7 million at March 31, 2013 and December 31, 2012, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loan Approvals. The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review. Responsibility for loan review, loan underwriting, and approval resides with the Chief Credit Officer position. On an annual basis, the Board of Directors of the Bank determines officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.

Substantially all of the Company's loans have been granted to customers in the Piedmont, foothills, northwestern mountains, and the Research Triangle regions of North Carolina and the upstate region of South Carolina.

Credit Review and Evaluation. The Bank has a credit review department that reports to the Chief Credit Officer. The focus of the department is on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review. A newly expanded Enterprise Risk Management role also performs ongoing credit review and evaluation to help manage and assess overall credit risk for the Company.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

The following is a summary of credit quality indicators by class at March 31, 2013 and December 31, 2012:

Real Estate Credit Exposure as of March 31, 2013
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$118	$—	$370	$—	$107
Good Quality	331	—	—	1,265	—	6,779
Satisfactory	21,509	120,390	54,508	92,612	7,381	117,259
Merits Attention	82,489	198,036	129,409	58,496	25,553	61,288
Special Mention	17,689	28,248	13,517	6,899	565	4,280
Substandard	1,779	2,900	2,002	3,339	594	1,686
Substandard impaired	9,403	7,263	6,038	3,584	268	2,005
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$133,200	$356,955	$205,474	$166,565	$34,361	$193,404

Other Credit Exposures as of March 31, 2013
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,454	$2,242	$5,291
Good Quality	5,243	1,289	14,907
Satisfactory	48,356	21,257	483,272
Merits Attention	86,707	24,205	666,183
Special Mention	12,206	557	83,961
Substandard	4,264	26	16,590
Substandard impaired	4,095	355	33,011
Doubtful	—	—	—
Loss	—	—	—
	$163,325	$49,931	$1,303,215

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of March 31, 2013 and December 31, 2012.

Nonperforming loans as of March 31, 2013 totaled $23.7 million, or 1.79% of total loans, compared with $22.8 million, or 1.71% of total loans, as of December 31, 2012. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 315 at December 31, 2012 to 207 at March 31, 2013.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following is a breakdown of nonaccrual loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$7,574	$7,385
Commercial Real Estate:
Owner occupied	5,211	5,787
Non-owner occupied	2,561	1,697
Mortgages:
1-4 Family first lien	3,027	3,123
Multifamily	268	539
Home Equity lines of credit	2,005	1,041
Commercial	2,756	2,790
Consumer and other	310	455
Total	$23,712	$22,817

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
March 31, 2013	(in thousands)
Construction	$1,435	$—	$2,026	$3,461	$129,739	$133,200
Commercial real estate:
Owner occupied	593	147	3,013	3,753	353,202	356,955
Non-owner occupied	85	—	756	841	204,633	205,474
Commercial	245	2	2,638	2,885	160,440	163,325
Mortgages:
Secured 1-4 family- first lien	3,119	584	1,215	4,918	161,647	166,565
Multifamily	—	9	—	9	34,352	34,361
Home equity lines of credit	831	31	42	904	192,500	193,404
Consumer and other	315	13	50	378	49,553	49,931
Total	$6,623	$786	$9,740	$17,149	$1,286,066	$1,303,215

December 31, 2012
Construction	$4,395	$345	$1,865	$6,605	$125,376	$131,981
Commercial real estate:
Owner occupied	838	114	4,237	5,189	337,773	342,962
Non-owner occupied	1,688	500	1,098	3,286	208,203	211,489
Commercial	2,027	34	2,660	4,721	169,719	174,440
Mortgages:
Secured 1-4 family- first lien	2,767	910	2,226	5,903	162,708	168,611
Multifamily	12	—	10	22	35,315	35,337
Home equity lines of credit	1,980	52	924	2,956	188,932	191,888
Consumer and other	236	45	342	623	51,041	51,664
Total	$13,943	$2,000	$13,362	$29,305	$1,279,067	$1,308,372

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2013 and December 31, 2012:

				Quarter to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$5,654	$5,773	$—	$5,976	$24
Commercial real estate:
Owner occupied	3,277	3,387	—	3,300	25
Non-owner occupied	5,542	5,577	—	5,573	60
Commercial	4,434	4,455	—	4,440	40
Mortgages:
Secured 1-4 family real estate	727	793	—	730	7
Multifamily	259	292	—	260	—
Home equity lines of credit	464	500	—	473	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$2,630	$2,761	$240	$2,634	$21
Commercial real estate:
Owner occupied	7,684	7,915	435	7,705	58
Non-owner occupied	444	455	59	497	2
Commercial	1,193	1,245	799	1,193	—
Mortgages:
Secured 1-4 family real estate	574	575	19	448	3
Multifamily	—	—	—	—	—
Home equity lines of credit	743	750	570	745	2
Consumer and other	—	—	—	—	—
Total impaired loans
Construction	$8,284	$8,534	$240	$8,610	$45
Commercial real estate:
Owner occupied	10,961	11,302	435	11,005	83
Non-owner occupied	5,986	6,032	59	6,070	62
Commercial	5,627	5,700	799	5,633	40
Mortgages:
Secured 1-4 family real estate	1,301	1,368	19	1,178	10
Multifamily	259	292	—	260	—
Home equity lines of credit	1,207	1,250	570	1,218	2
Consumer and other	—	—	—	—	—
Total impaired loans individually reviewed for impairment	$33,625	$34,478	$2,122	$33,974	$242

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

	As of December 31, 2012			Quarter to Date March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$6,212	$7,676	$—	$25,801	$114
Commercial real estate:
Owner occupied	6,563	7,071	—	18,574	286
Non-owner occupied	4,976	5,358	—	13,713	2
Commercial	4,460	4,482	—	5,997	102
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	3,853	24
Multifamily	530	565	—	692	4
Home equity lines of credit	705	800	—	1,093	7
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,958	$2,136	$191	$258	$—
Commercial real estate:
Owner occupied	4,961	5,082	189	6,563	—
Non-owner occupied	561	643	89	243	—
Commercial	1,193	1,245	928	3,122	164
Mortgages:
Secured 1-4 family real estate	—	—	—	257	—
Multifamily	—	—	—	75	7
Home equity lines of credit	—	—	—	190	—
Consumer and other	—	—	—	5	—
Total impaired loans
Construction	$8,170	$9,812	$191	$26,059	$114
Commercial real estate:
Owner occupied	11,524	12,153	189	25,137	286
Non-owner occupied	5,537	6,001	89	13,956	2
Commercial	5,653	5,727	928	9,119	266
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	4,110	24
Multifamily	530	565	—	767	11
Home equity lines of credit	705	800	—	1,283	7
Consumer and other	—	—	—	5	—
Total impaired loan individually reviewed for impairment	$33,554	$36,561	$1,397	$80,436	$710

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $6,579 and $6,672 as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $93,890. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of March 31, 2013 was $22.4 million with related reserves of $945,000. Approximately $16.7 million of troubled debt restructured loans are current and accruing interest as of March 31, 2013, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2012 were $23.7 million with related reserves of $746,581. Approximately $17.7 million of troubled debt restructured loans are accruing interest as of December 31, 2012, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the three months ended March 31, 2013 and March 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended March 31, 2013
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)
Extended payment terms
Commercial real estate:
Owner occupied	1	$224	$224
Non-owner occupied	1	167	166
Total	2	$391	$390

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

	Three months ended March 31, 2012
	Number of loans	Recorded investment
Extended payment terms		(in thousands)
Commercial real estate:
Owner occupied	2	$664
Commercial	5	1,246
Secured 1-4 family mortgages	3	751
Consumer	1	24
Total extended payment terms	11	$2,685

Principal payment reduction
Commercial real estate:
Owner occupied	1	$172
Consumer	1	9
Total principal payment reduction	2	$181

Total	13	$2,866

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013
	Number of loans	Recorded investment
Extended payment terms
Construction	1	$500
Commercial real estate:
Owner occupied	1	93
Non-owner occupied	2	211
Total	4	$804

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

	Three months ended March 31, 2012
	Number of loans	Recorded investment
Below Market Rate		(in thousands)
Construction	2	$1,061
Total below market rate	2	$1,061
Extended payment terms
Commercial	1	$120
Secured 1-4 family mortgages	1	100
Total extended payment terms	2	$220
Principal payment reduction
Construction	1	$257
Home equity lines of credit	1	165
Total principal payment reduction	2	$422

Total	6	$1,703

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $237,051 for the quarter ended March 31, 2013 as compared to $2.4 million for the quarter ended March 31, 2012. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at March 31, 2013 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	December 31, 2012	Charge-offs	Recoveries	Provision	March 31, 2013
	(Amounts in thousands)
Construction	$4,269	$646	$516	$(105)	$4,034
Commercial real estate:
Owner occupied	4,374	10	24	25	4,413
Non-owner occupied	3,935	175	6	45	3,811
Commercial	4,291	399	86	27	4,005
Mortgages:
Secured 1-4 family- first lien	3,191	251	21	(83)	2,878
Multifamily	594	—	—	(15)	579
Home equity lines of credit	3,822	81	84	309	4,134
Consumer and other	673	89	20	34	638
	$25,149	$1,651	$757	$237	$24,492

	December 31, 2011	Charge-offs	Recoveries	Provision	March 31, 2012
	(Amounts in thousands)
Construction	$8,214	$1,828	$107	$1,464	$7,957
Commercial real estate:
Owner occupied	5,792	683	7	218	5,334
Non-owner occupied	4,668	1,312	1	369	3,726
Commercial	5,712	425	85	142	5,514
Mortgages:
Secured 1-4 family- first lien	3,726	375	11	(9)	3,353
Multifamily	805	202	—	(97)	506
Home equity lines of credit	3,310	471	10	250	3,099
Consumer and other	621	82	21	13	573
	$32,848	$5,378	$242	$2,350	$30,062

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following tables provide the a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of March 31, 2013 and December 31, 2012.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of March 31, 2013	(Amounts in thousands)
Construction	$240	$8,284	$3,794	$124,916
Commercial real estate:
Owner occupied	435	10,961	3,978	345,994
Non-owner occupied	59	5,986	3,752	199,488
Commercial	799	5,627	3,206	157,698
Mortgages:
Secured 1-4 family- first lien	19	1,301	2,859	165,264
Multifamily	—	259	579	34,102
Home equity lines of credit	570	1,207	3,564	192,197
Consumer and other	—	—	638	49,931
	$2,122	$33,625	$22,370	$1,269,590

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2012	(Amounts in thousands)
Construction	$191	$8,170	$4,078	$123,811
Commercial real estate:
Owner occupied	189	11,524	4,185	331,438
Non-owner occupied	89	5,537	3,846	205,952
Commercial	928	5,653	3,363	168,787
Mortgages:
Secured 1-4 family- first lien	—	1,435	3,191	167,176
Multifamily	—	530	594	34,807
Home equity lines of credit	—	705	3,822	191,183
Consumer and other	—	—	673	51,664
	$1,397	$33,554	$23,752	$1,274,818

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $177,235 and $182,489 as of March 31, 2013 and December 31, 2012, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of March 31, 2013, the Company had reserves for mortgage loans sold of $353,582, and charges against reserves for the three months ended March 31, 2013 were $83,198. For the three months ended March 31, 2013, the Company recorded $(1.3) million in negative provision expense related to potential repurchase and warranties exposure on the $78.7 million in loan sales that occurred during that period, respectively.  Significant reductions in reserves from prior year levels are due to the dissolution of the mortgage subsidiary, Sidus, which eliminated certain liabilities and risks associated with loans previously sold by the former mortgage subsidiary. For the three months ended March 31, 2012, the Company recorded $108,986 in provision expense related to potential repurchase and warranties exposure. Charges against reserves for the three months ended March 31, 2012 were $173,553.  For the quarters ended March 31, 2013 and 2012, the Company did not repurchase any mortgage loans sold. As of December 31, 2012, the Company had reserves for mortgage loans sold of $1.7 million related to potential repurchase and warranties exposure on approximately $9.5 billion in loans sold.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following table presents a rollforward of interest rate swaps from December 31, 2012 to March 31, 2013, and from December 31, 2011 to March 31, 2012.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2011	$216	$216
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(7)	(7)
Balance, March 31, 2012	$209	$209

Balance, December 31, 2012	$196	$196
Purchases, sales, issuances and settlements	—	—
Gains/losses included in other income	(16)	(16)
Balance, March 31,2013	$180	$180

Interest Rate Locks and Forward Loan Sale Commitments

The Bank enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2013, the amount of fair value associated with these interest rate lock commitments and sale commitments was $806,913 and $(425,220), respectively. At December 31, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $872,844 and $(480,806), respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of interest rate lock commitments for the three months ended March 31, 2013 and 2012, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$873	$130
Gains/losses included in other income	(66)	(289)
Transfer in and out	—	—
Balance, March 31, 2013 and 2012	$807	$(159)

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following table presents a rollforward of mortgage servicing rights from December 31, 2012 and 2011 to March 31, 2013 and 2012 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$2,525	$1,871
Capitalized	418	167
Gains/losses included in other income	102	113
Balance, March 31, 2013 and 2012	$3,045	$2,151

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At March 31, 2013, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at March 31, 2013 is $5.4 million. At December 31, 2012 the carrying value of OREO was $8.7 million. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

March 31, 2013 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$17,232	$—	$17,232	$—
Government sponsored agencies:
Residential mortgage-backed securities	132,424	—	132,424	—
Collateralized mortgage obligations	104,950	—	104,950	—
Private label collateralized mortgage obligations	10,656	—	10,656	—
State and municipal securities	115,435	—	115,435	—
Common and preferred stocks	149	149	—	—
Interest rate swap agreements	180	—	—	180
Interest rate swap agreements	(180)	—	—	(180)
Interest rate lock commitments	807	—	—	807
Forward loan sale commitments	(425)	—	(425)	—
Mortgage servicing rights	3,045	—	—	3,045

December 31, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$27,527	$—	$27,527	$—
Government sponsored agencies:
Residential mortgage-backed securities	107,257	—	107,257	—
Collateralized mortgage obligations	122,593	—	122,593	—
Private label collateralized mortgage obligations	1,045	—	1,045	—
State and municipal securities	84,565	—	84,565	—
Common and preferred stocks	133	133	—	—
Interest rate swap agreements	196	—	—	196
Interest rate swap agreements	(196)	—	—	(196)
Interest rate lock commitments	873	—	—	873
Forward loan sale commitments	(481)	—	(481)	—
Mortgage servicing rights	2,525	—	—	2,525

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$180	Discounted cash flow	Discount rate	1.00%
Interest Rate Lock Commitments	807	Pricing model	Pull through rates	88-90%
Mortgage Servicing Rights	3,045	Discounted cash flow	Constant prepayment rate	15.91%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$11,145	Discounted appraisals	Collateral discounts	15-50%
Other real estate owned	5,449	Discounted appraisals	Collateral discounts	6-15%

	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$196	Discounted cash flow	Discount rate	1.00%
Interest Rate Lock Commitments	873	Pricing model	Pull through rates	83.9%
Mortgage Servicing Rights	2,525	Discounted cash flow	Constant prepayment rate	17.96%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$7,276	Discounted appraisals	Collateral discounts	10-15%
Other real estate owned	5,281	Discounted appraisals	Collateral discounts	15%

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

an estimated fair value.  To assess the reasonableness of the fair value measurement, the fair value and constant prepayment rates are compared to forward-looking estimates by the Company.

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
March 31, 2013	(Amounts in thousands)
Other real estate owned	$5,449	$—	$—	$5,449
Impaired loans:
Construction	2,390	—	—	2,390
Commercial real estate:
Owner occupied	7,248	—	—	7,248
Non-owner occupied	385	—	—	385
Commercial	394	—	—	394
Mortgages:
Secured 1-4 family real estate	555	—	—	555
Home equity lines of credit	173	—	—	173

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	(Amounts in thousands)
Other real estate owned	$5,281	$—	$—	$5,281
Impaired loans:
Construction	1,767	—	—	1,767
Commercial real estate:
Owner occupied	4,772	—	—	4,772
Non-owner occupied	472	—	—	472
Commercial	265	—	—	265

There were no transfers between valuation levels for any assets during the quarter ended March 31, 2013 or 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$42,707	$42,707	$42,707	$—	$—
Investment securities	380,846	380,846	149	380,697	—
Loans and loans held-for-sale, net	1,298,233	1,177,642	—	—	1,177,642
Accrued interest receivable	6,502	6,502	—	2,041	4,461
Federal Home Loan Bank stock	3,474	3,474	—	3,474	—
Interest rate swap agreements	180	180	—	—	180
Interest rate lock commitments	807	807	—	—	807
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	913,912	887,866	—	887,866	—
Time deposits	647,747	654,776	—	654,776	—
Borrowed funds	99,160	113,508	—	113,508	—
Accrued interest payable	1,239	1,239	—	1,239	—
Interest rate swap agreements	180	180	—	—	180
Forward sales commitments	425	425	—	425	—

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$138,396	$138,396	$138,396	$—	$—
Investment securities	343,120	343,120	133	342,987	—
Loans and loans held-for-sale, net	1,312,034	1,187,663	—	—	1,187,663
Accrued interest receivable	6,376	6,376	—	1,760	4,616
Federal Home Loan Bank stock	4,154	4,154	—	4,154	—
Interest rate lock commitments	873	873	—	—	873
Interest rate swap agreements	196	196	—	—	196
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	898,372	898,372	—	898,372	—
Time deposits	733,290	742,552	—	742,552	—
Borrowed funds	105,136	105,926	—	105,926	—
Accrued interest payable	1,629	1,629	—	1,629	—
Interest rate swap agreements	196	196	—	—	196
Forward sales commitments	481	481	—	481	—

The carrying amounts of cash and cash equivalents approximate their fair value.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2013 and December 31, 2012, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

13. Business Segment Information

The Company has two reportable segments, including banking activities and mortgage banking activities. The following table details the results of operations for the three months ended March 31, 2013 and 2012 for bank activities and mortgage activities.

During the second quarter of 2012, the Company changed its reporting of mortgage activities based on the reorganization of the Bank's mortgage division. This decision was made to improve overall reporting of its mortgage banking activities which are now analyzed and reviewed as a separate and distinct business segment. This change in reporting segment combined both mortgage activities of the Bank with mortgage activities that were previously reported separately from mortgage activities provided by Sidus. Reclassifications include interest income which was previously presented in other income, commission expenses recorded in salaries that are now recorded as a reduction in mortgage banking activity income, and other miscellaneous expenses previously recorded in other expenses that have been reclassified as a reduction to mortgage banking activity income. In addition, gains on sale of mortgage loans has been reclassified to be reported with mortgage banking income to provide a combined overview of the mortgage banking activity segment. The reclassifications had no effect on net income or shareholders' equity, as previously reported.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

In the fourth quarter of 2012, a decision was made by management to sell a reinsurance subsidiary held by Sidus. As a result of this decision, Sidus reclassified its investment in the reinsurance subsidiary to held for sale and wrote down its investment by $1.0 million to the estimated fair value at December 31, 2012. The sale of the subsidiary closed in the first quarter of 2013. In addition, at the beginning of 2013, the Company dissolved the Sidus subsidiary and is no longer doing business as Sidus beginning in 2013. As a result, all mortgage banking activity beginning in 2013 is at the Bank.

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended March 31, 2013
Interest income	$17,379	$896	$—	$18,275
Interest expense	3,031	—	192	3,223
Net interest income	14,348	896	(192)	15,052
Provision for loan losses	237	—	—	237
Net interest income (loss) after provision for loan losses	14,111	896	(192)	14,815
Other income	2,384	3,288	(15)	5,657
Other expense	11,805	1,403	7	13,215
Income (loss) before income taxes	4,690	2,781	(214)	7,257
Income taxes	2,608	—	—	2,608
Net income (loss)	$2,082	$2,781	$(214)	$4,649

Total assets	$1,756,832	$87,636	$2,124	$1,846,592
Net loans	1,214,970	64,802	—	1,279,772
Loans held for sale	—	18,461	—	18,461

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended March 31, 2012
Interest income	$20,811	$178	$—	$20,989
Interest expense	4,868	15	216	5,099
Net interest income	15,943	163	(216)	15,890
Provision for loan losses	2,346	4	—	2,350
Net interest income (loss) after provision for loan losses	13,597	159	(216)	13,540
Other income	2,348	1,139	22	3,509
Other expense	12,494	1,080	4	13,578
Income (loss) before income tax expense	3,451	218	(198)	3,471
Income tax expense	—	—	—	—
Net income (loss)	$3,451	$218	$(198)	$3,471
Balance Sheet Information as of December 31, 2012
Total assets	$1,815,174	$107,232	$1,032	$1,923,438
Net loans	1,211,589	72,766	—	1,284,355
Loans held for sale	—	27,679	—	27,679

(1)
Note: The “Other” column includes asset eliminations representing the Bank's Due from Sidus account ($70 in 2012), the Bank's Investment in Sidus ($3,000 in 2012), and the Bank's A/R from Sidus ($3 in 2012). Also included in this column are Holding Company assets ($1,112 in 2012) and Holding Company income and expenses.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

14. Income Taxes

The following table presents the provision for income taxes for the three months ended March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Current:
Federal	$(200)	$—
State	—	—
	(200)	—
Deferred:
Federal	2,307	954
State	501	251
	2,808	1,205
Increase (decrease) in valuation allowance for deferred tax assets	—	(1,205)
Total income taxes	$2,608	$—

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$9,595	$9,853
Other than temporary impairment	842	827
Accrued liabilities	199	220
OREO property	900	3,767
Net operating loss	20,063	19,627
Mortgage goodwill	888	921
Other	1,979	2,160
	34,466	37,375
Less: Valuation Allowance	—	—
	$34,466	$37,375

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(2,350)	$(2,583)
FMV adjustment related to mergers	(154)	(181)
Depreciation	(1,561)	(1,561)
Prepaid expenses	(358)	(358)
Core deposit intangible	(973)	(1,043)
Noncompete intangible	(149)	(149)
Other	(139)	(142)
	$(5,684)	$(6,017)
Net deferred tax asset	$28,782	$31,358

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

Our net deferred tax asset was $28.8 million at March 31, 2013 and $31.4 million at December 31, 2012. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

At March 31, 2013, the Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•	The Company is in a cumulative tax loss position for the 3-year period ending March 31, 2013 of $(31.2) million. Significance: High

	March 31, 2013
	Cumulative Loss Test
	2010*	2011	2012	2013**	Total
Income (loss) before income taxes	$(3,072)	$(7,701)	$(32,635)	$7,257	$(36,151)
Goodwill impairment	—	4,944	—	—	4,944
	$(3,072)	$(2,757)	$(32,635)	$7,257	$(31,207)

*2nd, 3rd and 4th quarter of 2010
**First three months of 2013

Positive Evidence

•
The Company reported $7.3 million in net income before taxes for the quarter ended March 31, 2013 as provisions for loan losses were $237,000 for the quarter. Losses for the fourth quarter of 2012 involved the sale and writedown of certain substandard and nonperforming loans and foreclosed properties in the amount of approximately $49 million. The Company incurred losses of approximately $35 million on loan sales and $7 million on sales of foreclosed assets in the fourth quarter of 2012 related to the implementation of this accelerated disposition plan. Excluding losses sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $22 million in pre-tax income for six previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2013-2015. The budgeted provision for loan losses is a key driver of the resulting income. While management believes the 2010, 2011 and 2012 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels. Also, as discussed below, credit quality metrics have significantly improved. In the three year period ended December 31, 2012, management was proactive in charging down collateral dependent loans that are impaired to current market values. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of March 31, 2013, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 10.0%, 12.6%, and 13.8%. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the first quarter of 2013 and overall nonperforming loans are down $42.4 million since March 31, 2012. Nonperforming assets to total assets were 1.58% as of March 31, 2013 as compared to 4.80% as of March 31, 2012. In addition, allowance for loan losses to nonperforming loans increased from 45.49% at March 31, 2012 to 103.29% at March 31, 2013. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from March 31, 2013. The Company's loss carryforwards for the tax period ending December 31, 2012 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2012 are as follows:

Significance: Moderate

	Net Operating Loss Carryforward at December 31, 2012	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	47,892	2031
Yadkin Valley State Tax	46,324	2031
Total Loss Carryforwards	$96,985

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at March 31, 2013 based primarily on a return to profitability, net income trends, projected net income for the years 2013-2015 and improving credit quality metrics.

The following table presents a reconciliation of applicable income taxes for the three months ended March 31, 2013 and 2012 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2013	2012
	(in thousands)
Tax expense at statutory rate on income before income taxes	$2,540	$1,215
Increases (decreases) resulting from:
Tax-exempt interest on investments	(219)	(156)
State income tax, net of federal benefits	326	163
Income from bank-owned life insurance	(53)	(55)
Valuation allowance on deferred tax assets	—	(1,205)
Other	14	38
Total income taxes	$2,608	$—

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

15. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Beginning balance	$4,184	$3,863
Other comprehensive income (loss) before reclassifications	(369)	14
Amounts reclassified from accumulated comprehensive income:
Realized gain/(loss) on sale of securities	(4)	—
Impairment expense	—	—
Reclassified amounts before tax	(4)	—
Tax (expense) or benefit	2	—
Total reclassifications net of tax	(2)	—

Net current period other comprehensive income (loss)	(371)	14

Ending balance	$3,813	$3,877

The income statement line items impacted by the reclassifications of realized gains (losses) on the sale of securities is the gains (losses) on sales of securities and income tax expense line items in the income statement.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2012 Form 10-K as filed with the SEC and the following:

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2013 and 2012 and also analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

Changes in Financial Position

Total assets at March 31, 2013 were $1,846.6 million, a decrease of $76.8 million, or 4.0%, compared to assets of $1,923.4 million at December 31, 2012. The loan portfolio, net of allowance for losses, was $1,279.8 million compared to $1,284.4 million at December 31, 2012. Gross loans held-for-investment decreased by $5.2 million, or 0.4% as loans continue to paydown and the Company continues efforts to focus on credit quality. The allowance for loan losses decreased $657,000 driven primarily by decreases in classified loans for the quarter ended March 31, 2013, decreased charge-offs in 2013 as compared to 2012, as well as an overall decrease in loans held-for-investment. Total watch list and substandard loans were $100.6 million as compared to $102.9 million as of December 31, 2012, a decrease of $2.4 million. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Mortgage loans held-for-sale decreased by $9.2 million, or 33.3%, from December 31, 2012 to March 31, 2013 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. This decrease was the result of a smaller pipeline at March 31, 2013, as well as a decrease in fair value of loan commitments. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first three months of 2013 ranged from a low of $19.4 million in February 2013 to a high of $26.9 million in January 2013 and totaled $69.5 million at March 31, 2013. Mortgage loans closed during the three months ended March 31, 2012 totaled $63.3 million.

The securities portfolio increased from $343.1 million at December 31, 2012, to $380.8 million at March 31, 2013, an increase of $37.7 million as excess cash received in the recent capital raise and loan sale in the fourth quarter of 2012 was invested in securities in the first quarter of 2013. The portfolio is comprised of securities of U.S. government agencies (4.5%), mortgage-backed securities (65.1%), state and municipal securities (30.3%), and publicly traded common and preferred stocks (0.1%).

Other assets increased $756,000 due largely to an increase in mortgage servicing rights of $520,000 and an increase in other prepaid expense of $332,000 offset by a $593,000 reduction in prepaid FDIC expense and a $70,000 decrease in deferred commissions. OREO decreased $3.3 million as the result of sales in the amount of $5.5 million, offset by transfers in the amount of $2.3 million for the three months ended March 31, 2013. Premises and equipment increased $605,000, or 1.45%. Deferred tax assets also decreased $2.6 million as the Company recorded $2.6 million in income tax expense for the quarter. See Note 14 for detailed information regarding deferred tax assets.

Deposits decreased $70.0 million, or 4.3%, comparing March 31, 2013 to December 31, 2012. Overall, noninterest-bearing demand deposits decreased $16.5 million, or 6.0%, certificates of deposit (“CODs”) over $100,000 decreased $34.5 million, or 10.9%, and other CODs decreased $51.0 million, or 12.2%, while NOW, savings, and money market accounts increased $32.1 million, or 5.1%, Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds decreased $6.0 million, or 5.7%, comparing March 31, 2013 to December 31, 2012 as repurchase agreements decreased $6.0 million. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $25.3 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities, capital lease obligations and accrued interest payable combined decreased by $4.9 million, or 31.1%, from December 31, 2012 to March 31, 2013. Decreases in other liabilities resulted primarily from a $1.7 million decrease in liability related to the sale of the reinsurance subsidiary as well as a $1.3 million reduction in reserves established for sold loans. In addition, there was a $390,000 decrease in accrued interest payable as average deposits and borrowings have decreased year-over-year.

At March 31, 2013, total shareholders' equity was $174.9 million, or a book value of $3.40 per common share, compared to $170.8 million, or a book value of $3.31 per common share, at December 31, 2012. The Company's equity to assets ratio was 9.47% and 8.88%, at March 31, 2013 and December 31, 2012, respectively.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

acquisitions, and continuation and expansion of existing activities, are evaluated and could make our customers and potential investors less confident in our Bank.

The following table sets forth the Company's and the Bank's various capital ratios as of March 31, 2013 and December 31, 2012. The Company and the Bank exceeded the minimum regulatory capital ratios as of March 31, 2013, as well as the ratios to be considered "well capitalized."

	March 31, 2013		December 31, 2012
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	13.8%	13.5%	13.3%	13.0%
Tier 1 risk-based capital ratio	12.6%	12.2%	12.2%	11.7%
Leverage ratio	10.0%	9.7%	9.2%	8.9%

Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.

In June 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs were expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. The comment period on the NPRs ended on October 22, 2012 however the NPRs have been delayed in the U.S. until further notice. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At March 31, 2013, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8% which it exceeded at March 31, 2013.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 22.2% at March 31, 2013 compared to 23.2% at December 31, 2012. Additional liquidity is provided by $54.1 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $295.3 million available for use as a source of collateral. At March 31, 2013, brokered deposits totaled $3.1 million, or 0.2% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $2.9 million at March 31, 2013.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale COD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for COD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at March 31, 2013 or December 31, 2012.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal deposits totaled $165,000 at March 31, 2013 and December 31, 2012.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

Results of Operations
Net income for the quarter ended March 31, 2013 was $4.6 million before preferred dividends, compared to net income of $3.5 million in the same period of 2012. Net income to common shareholders for the three month period ended March 31, 2013 was $4.2 million. Net income to common shareholders for the three month period ended March 31, 2012 was $2.7 million. Basic and diluted income per common share were $0.10 for the three month period ended March 31, 2013. Basic and diluted income per common share were $0.14 for the three month period ended March 31, 2012. On an annualized basis, first quarter results represent a return on average assets of 0.91% at March 31, 2013 compared to 0.54% at March 31, 2012, and a return on average equity of 9.94% compared to 6.48% at March 31, 2012.
Certain income and expense items have been reclassified for the three months ended March 31, 2013 and 2012 for comparability due to a change in the Company's mortgage banking segment reporting as of March 31, 2013.

Net Interest Income
Net interest income, the largest contributor to earnings, decreased $838,000, or 5.3%, to $15.1 million in the first quarter of 2013, compared with $15.9 million in the same period of 2012. The overall decrease in net interest income was primarily due to a decrease in interest income on loans of 11.9% as average loan balances are down 8% from the prior year and loan yields are declining as loans reprice at lower rates. This decrease in net interest income was offset by a 37% decrease in interest expense as higher costs time deposits have decreased 11.7% since December 31, 2012. The net interest margin increased to 3.57% in the first quarter of 2013 from 3.55% in the first quarter of 2012. The increase in net interest margin is primarily related to a decrease in deposit yields and borrowings cost. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$62,707	$48	0.31%	$50,358	$44	0.35%
Investment securities (1)	364,453	1,838	2.05%	349,550	2,261	2.60%
Total loans (1)(2)(6)(8)	1,321,253	16,708	5.13%	1,433,311	18,976	5.32%
Total interest-earning assets	1,748,413	18,594	4.31%	1,833,219	21,281	4.67%
Non-earning assets	128,610			135,971
Total assets	$1,877,023			$1,969,190
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$568,224	$257	0.18%	$555,239	$482	0.35%
Savings	70,153	17	0.10%	61,584	23	0.15%
Time certificates	693,150	2,510	1.47%	843,764	3,859	1.84%
Total interest bearing deposits	1,331,527	2,784	0.85%	1,460,587	4,364	1.20%
Repurchase agreements sold	40,820	54	0.54%	42,452	86	0.81%
Borrowed funds (7)	60,943	385	2.56%	61,734	649	4.23%
Total interest-bearing liabilities	1,433,290	3,223	0.91%	1,564,773	5,099	1.31%
Non-interest bearing deposits	259,883			224,427
Shareholders' equity	171,543			163,890
Other liabilities	12,307			16,100
Total average liabilities and shareholders' equity	$1,877,023			$1,969,190
Net interest income (3) and interest rate spread (5)		$15,371	3.57%		$16,182	3.36%
Net interest margin (4)			3.40%			3.55%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2013 and 2012 includes $45 and $41, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2013 and 2012 includes $9 and $135, respectively, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

The allowance for loan losses was $24.5 million at March 31, 2013, or 1.88% of loans held-for-investment, as compared to $25.1 million, or 1.92% of loans held-for-investment, at December 31, 2012. Decreases in the allowance for loan losses were due to decreased charge-offs in the first three months of 2013, decreased criticized loans and an overall decrease in gross loans since December 31, 2012. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $24.5 million in total allowance for loan losses at March 31, 2013, the specific allowance for impaired loans accounted for $2.1 million, up from $1.4 million at year end as two new relationships were added to nonaccrual status during the first quarter and additional reserves were needed. See discussion below in "Nonperforming Assets" for further discussion of nonaccrual relationships. The remaining general allowance, $22.4 million, was attributed to performing loans and was down from $23.8 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.76% as of March 31, 2013 as compared to 1.86% as of December 31, 2012. The decrease in the general allowance was driven primarily by a decrease in charge-offs, as well as a decrease in substandard and watch loans of $2.4 million which resulted from additional impairments loans, for which specific allowances are now calculated, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans.  Also contributing to the decrease in the general allowance for loan losses was a 0.4% decrease in gross loans as of March 31, 2013 as compared to December 31, 2012.  These decreases in allowances led to decreased provisions in many of the loan types including negative provisions for the three months ended March 31, 2013 for construction and 1-4 family mortgage loans as nonaccruals and classified loans in these categories decreased.

Net loan charge offs were $894,000, or 0.27% (annualized), of average loans, for the three months ended March 31, 2013 compared to $5.1 million, or 1.44% (annualized), of average loans for the three months ended March 31, 2012. Decrease in charge-offs is related to a significant decrease in problem loans over the past 12 months. Charge-offs over the past 3 years have been elevated due to declines in real estate values and overall economic conditions.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of March 31, 2013. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The downturn experienced in the real estate market from 2008-2011 resulted in increased loan delinquencies, defaults and foreclosures . In some cases, that downturn resulted in significant impairments to the value of collateral and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Management aggressively monitors its classified loans and is continuing to monitor credits with significant weaknesses. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values begin to decline in the future, it is more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

Our real estate portfolio has approximately $133.2 million of construction loans, $562.4 million of commercial real estate loans, $166.6 million in first lien mortgage loans, $193.4 million in home equity lines of credit and $34.4 million in multifamily mortgage loans as of March 31, 2013.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.   Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior lien mortgage loans and home equity lines of credit. Given the slow economic recovery, and slow to recover real estate values, the Company recognizes that it may experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

commercial real estate loans were $130,000 and $185,000, respectively, for the three months ended March 31, 2013. For the three months ended March 31, 2012, net charge-offs (recoveries) of construction and commercial real estate loans were $1.7 million and $2.0 million, respectively.

As of March 31, 2013, $5.6 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $9.8 million as of December 31, 2012. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $31.6 million at December 31, 2012 to $29.2 million at March 31, 2013. Nonperforming assets as a percentage of total assets decreased to 1.58% as of March 31, 2013 as compared to 1.64% as of December 31, 2012, due primarily to a decrease in foreclosed real estate since December 31, 2012 as the Company sold over $5 million in foreclosed properties in a recent auction. Total nonaccrual loans increased slightly from $22.8 million, or 1.71% of total loans, at December 31, 2012 to $23.7 million, or 1.79% of total loans, at March 31, 2013. The increases in nonaccrual was due to one large HELOC that went past due 90 days and a loan for a large commercial parcel that has deteriorated since year end and is in the process of foreclosure. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $2.1 million, down from $1.4 million at year end, due to the charge-off of collateral dependent impaired loans to fair value.

Approximately 53% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has decreased from 315 to 207 since December 31, 2012. The average nonaccrual loan balance is $112,000 and $71,000 as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, 87% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer relationship totaled $3.4 million.  This relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, acquisition of equipment and related operating expenses.  This relationship currently has a reserve of $799,003 as of March 31, 2013.  Nonaccrual loans also include three other large relationships each totaling $1.8 million, $1.5 million and $1.4 million, respectively as of March 31, 2013.   The first of these nonaccrual relationships consists of one loan that was originally used for working capital purposes and is secured by real estate, account receivables, inventory and equipment.  This loan currently has a reserve of $118,014 assigned to it as of March 31, 2013. The second relationship was originally used to purchase and develop a residential tract of land and does not have any specific reserves as of March 31, 2013.  The third relationship consists of various loans, the proceeds of which were utilized for the purchase of two businesses and secured by the real estate.   This relationship does not have any specific reserve assigned to it as of March 31, 2013.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $2.1 million, or 61.2%, comparing the first quarters of 2013 and 2012. This increase was primarily related to an increase in mortgage banking income of $2.1 million, or 188.7% which resulted primarily from $1.3 million in negative provisions related to reserves on sold loans. Other changes in noninterest income include the following:

•
Service charges on deposit accounts increased by $25,000, or 2.0%, as service charges on business checking accounts increased $40,000. This increase was offset partially by a $8,000 decrease in NSF and ODP charges.

•
Other service fees increased $33,000 when comparing the first quarter of 2013 to the prior year due primarily to an increase of $68,000 in commissions and fees on annuity and mutual fund sales. This increase was partially offset by a decrease in ATM and debit card fee income of $43,000.

•	Net gain on sale of investment securities increased $4,000 due to the sale of one security.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by $4,000, or 2.5%, during the three month period ended March 31, 2013.

•
Mortgage banking income increased approximately $2.1 million for the quarter. During the quarter, the Company recorded $1.3 million in negative provisions related to mortgage loans sold and mortgage production increased when comparing 2013 and 2012. In addition, servicing income including fair market value adjustment for mortgage servicing rights also increased from the prior year.

•
Other income decreased by approximately $20,000, or 26.7%, for the quarter. Prior year other income included rental income received on other real estate owned. Many of those properties have been sold in 2013.

Noninterest Expense

Total noninterest expenses were $13.2 million for the first quarter of 2013, compared to $13.6 million in the same period of 2012, a decrease of $363,000, or 2.7%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended March 31, 2013 and 2012 was 0.70%, and 0.69%, respectively. Efficiency ratios for the three months ended March 31, 2013 and 2012 were 66.40% and 63.51%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and gains on sale of other real estate owned to the total of the taxable equivalent net interest income and noninterest income.

The following is a summary of the fluctuations for the quarter ended March 31, 2013 as compared to March 31, 2012:

•
Quarter-to-date, salaries and employee benefit expenses increased by $1.3 million, or 20.9%. The major components of this increase are summarized as follows:  Salaries and wages increased $413,000 due to the addition of several new managerial positions across the Company since March 2012, as well as annual increases. Incentive compensation also increased $566,000 as the Company began accruing for a new Company wide incentive program for all employees. As a result of the increases in salaries and wages and incentive compensation, payroll tax and profit sharing benefits also increased $311,000 for the quarter ended 2013 as compared to the first quarter of 2012.

•	Occupancy and equipment expenses decreased by $36,000, or 1.9%, for the quarter due to a decrease in depreciation expense and maintenance costs.

•
Advertising and marketing expense increased by $180,000, or 236.8%, comparing the first quarter 2013 with the first quarter 2012. The increases are the direct result of a rebranding project announced in early 2013, including a corporate and Bank name change.

•	Data processing expense increased $8,000, or 2.1%, for the quarter due to normal fluctuations in transaction volume and timing.

•
Communication expense decreased $19,000, or 5.4%, for the first quarter of 2013 compared to the first quarter of 2012. Decrease in communications expense is due to efforts made to decrease overall costs.

•	FDIC assessment expenses decreased $102,000 for the quarter as total assets and deposits have decreased 8% since the first quarter of 2012.

•
Net cost of operation of other real estate owned decreased $2.1 million compared to the first quarter of 2012 as the Company recorded $1.1 million in gains on sales which resulted from a recent auction of foreclosed properties. During the fourth quarter of 2012, the Company had recorded additional writedowns of $7.0 million on properties that were included in the auction based on market expectations. Turnout and sales from the auction were higher than anticipated thus resulting in gains for the quarter.

•	Loan collection fees decreased $32,000, or 12.9%, compared to the first quarter of 2012 as past dues and classified loans have decreased significantly since the prior year.

•
Other professional fees increased $170,000 for the quarter when compared to the prior year due to increased accruals for internal audit services performed by a third party and external credit risk review. The additional accruals are for anticipated higher costs as well as the timing of accruals as compared to the prior year.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

•
Quarter-to-date other operating expenses increased by $340,000, or 16.6%. Other expenses in 2013 includes additional expenses accrued for the recently announced corporate rebranding and name change in the amount of $136,000. In addition, approximately $97,000 in third party fees were incurred related to recent projects including the capital raise, loan sale and OREO auction. Accounting also increased $57,000 due to the projects noted above. Other increases include a $55,000 increase in transfer agent fees related to additional filings required in connection with the recent capital raise; and a $91,000 increase in software related expenses. Offsetting these increases was a decrease in training expense and a decrease in attorney fees for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Income Tax Expense

The Company recorded income tax expense for the three months ended March 31, 2013 of $2.6 million . The Company did not record any income tax expense for the three months ended March 31, 2012, as income tax expense of $1.2 million was offset by a reduction in valuation allowance for deferred taxes. The effective tax rate for the three months ended March 31, 2013 was 35.9% as compared to 0.0% for the three months ended March 31, 2012. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.(1)

_________________

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013

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

April 25, 2013

Yadkin Valley Financial Corporation
Form 10-Q Quarterly Report March 31, 2013