Form 10-Q
period 2013-06-30
YADKIN FINANCIAL Corp
filed 2013-07-25
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013

Commission File Number 000-52099

Yadkin Financial Corporation
(Exact name of registrant specified in its charter)

North Carolina	20-4495993
(State of Incorporation)	(I.R.S. Employer Identification No.)

209 North Bridge Street, Elkin, North Carolina 28621
(address of principal executive offices)

336-526-6300
(Registrant's telephone number, including area code)

Yadkin Valley Financial Corporation
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☒ No ☐

Shares of Voting Common Stock outstanding as of July 25, 2013, par value $1.00 per share, were 13,728,989 and shares of Non-Voting Common Stock outstanding as of July 25, 2013, par value $1.00 per share, were 654,997.

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the period ended June 30, 2013 and the three and six months ended June 30, 2013 and 2012

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012*
	(Amounts in thousands, except share data)
ASSETS:
Cash and due from banks	$28,104	$36,125
Federal funds sold	50	50
Interest-bearing deposits	4,654	102,221
Securities available-for-sale at fair value (amortized cost $331,910 in 2013 and $336,349 in 2012)	330,345	343,120
Gross loans	1,314,761	1,309,504
Less: allowance for loan losses	22,924	25,149
Net loans	1,291,837	1,284,355
Loans held-for-sale	22,545	27,679
Accrued interest receivable	6,546	6,376
Premises and equipment, net	42,410	41,849
Other real estate owned	3,812	8,738
Federal Home Loan Bank stock, at cost	3,473	4,154
Investment in bank-owned life insurance	26,736	26,433
Core deposit intangible (net of accumulated amortization of $10,222 in 2013 and $9,869 in 2012)	2,301	2,653
Deferred tax assets	29,225	31,358
Other assets	9,877	8,327
Total Assets	$1,801,915	$1,923,438
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand deposits	$252,618	$273,912
Interest-bearing deposits:
NOW, savings and money market accounts	686,438	624,460
Time certificates:
$100 or more	251,168	316,146
Other	332,873	417,144
Total Deposits	1,523,097	1,631,662

Short-term borrowings	30,915	39,192
Long-term borrowings	60,981	65,944
Capital lease obligations	2,303	2,325
Accrued interest payable	999	1,629
Other liabilities	9,004	11,892
Total Liabilities	$1,627,299	$1,752,644

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 issued and outstanding in 2013 and 2012	28,273	27,942
Common stock, $1 par value, 33,333,333 shares authorized at June 30, 2013, and 100,000,000 shares authorized at December 31, 2012; 14,383,986 issued and outstanding in 2013 and 43,151,646 issued and outstanding in 2012	14,384	43,152
Warrants	1,731	3,581
Surplus	186,988	156,176
Accumulated deficit	(55,818)	(64,241)
Accumulated other comprehensive income (loss)	(942)	4,184
Total Shareholders' Equity	174,616	170,794
Total Liabilities and Shareholders' Equity	$1,801,915	$1,923,438
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three and six months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$16,950	$17,944	$33,629	$36,883
Interest on federal funds sold	3	8	8	16
Interest and dividends on securities:
Taxable	877	1,200	1,765	2,633
Non-taxable	809	554	1,469	1,127
Interest-bearing deposits	12	38	55	75
TOTAL INTEREST INCOME	18,651	19,744	36,926	40,734
INTEREST EXPENSE:
Time deposits of $100 or more	1,009	1,913	2,361	3,906
Other time and savings deposits	1,112	2,193	2,543	4,563
Borrowed funds	409	480	849	1,215
TOTAL INTEREST EXPENSE	2,530	4,586	5,753	9,684
NET INTEREST INCOME	16,121	15,158	31,173	31,050
PROVISION FOR LOAN LOSSES	55	2,218	292	4,569
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,066	12,940	30,881	26,481
NON-INTEREST INCOME:
Service charges on deposit accounts	1,317	1,325	2,586	2,568
Other service fees	1,401	893	2,327	1,788
Net gain on sale of securities	272	300	276	300
Income on investment in bank-owned life insurance	150	157	303	314
Mortgage banking activities	2,546	1,674	5,834	2,813
Other than temporary impairment of cost method investments	—	—	(39)	—
Other income	498	57	553	132
TOTAL NON-INTEREST INCOME	6,184	4,406	11,840	7,915
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,953	6,354	15,343	12,464
Occupancy and equipment expense	1,951	1,790	3,765	3,641
Advertising and marketing	433	100	689	176
Data processing	350	453	744	840
Amortization of core deposit intangible	175	275	353	553
Communications	338	354	670	705
FDIC assessment	642	659	1,234	1,354
Loan collection fees	201	204	418	441
Other professional fees	497	479	974	785
Net cost of operation of other real estate owned	(174)	2,745	(997)	3,973
Gain on sale of premises and equipment	—	(1)	—	(22)
Other	2,477	2,320	4,864	4,400
TOTAL NON-INTEREST EXPENSES	14,843	15,732	28,057	29,310
INCOME BEFORE INCOME TAXES	7,407	1,614	14,664	5,086
INCOME TAX EXPENSE (BENEFIT)	2,598	(9,383)	5,206	(9,383)
NET INCOME	4,809	10,997	9,458	14,469
Preferred stock dividend and accretion of preferred stock discount	590	833	1,035	1,655
NET INCOME TO COMMON SHAREHOLDERS	$4,219	$10,164	$8,423	$12,814
NET INCOME PER COMMON SHARE (1):
Basic	$0.30	$1.57	0.59	$1.98
Diluted	$0.30	$1.57	0.59	$1.98
CASH DIVIDENDS PER COMMON SHARE	—	—	—	—

(1) Net income per share has been adjusted to reflect a 1-for-3 reverse stock split in 2013.
See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (UNAUDITED)
Three and six months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands)
NET INCOME	$4,809	$10,997	$9,458	$14,469
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	(7,471)	1,241	(8,010)	1,265
Tax effect	2,884	(478)	3,054	(487)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	(4,587)	763	(4,956)	778
Reclassification adjustment for realized gains	(272)	(300)	(276)	(300)
Tax effect	104	116	106	115
Reclassification adjustment for realized gains, net of tax amount	(168)	(184)	(170)	(185)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,755)	579	(5,126)	593
COMPREHENSIVE INCOME	$54	$11,576	$4,332	$15,062

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Six months ended June 30, 2013 and 2012

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income (Loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net income	—	—	—	—	—	14,469	—	14,469
Issuance of common stock	497,500	498	—	—	(498)	—	—	—
Restricted stock issued (forfeited)	(20,000)	(20)	—	—	20	—	—	—
Discount accretion on preferred stock	—	—	422	—	—	(422)	—	—
Share based compensation:
stock options	—	—	—	—	15	—	—	15
restricted stock	—	—	—	—	149	—	—	149
Preferred stock dividends	—	—	—	—	—	(1,233)	—	(1,233)
Other comprehensive income	—	—	—	—	—	—	593	593
BALANCE, JUNE 30, 2012	20,003,688	$20,004	$47,811	$3,581	$117,569	$(38,842)	$4,456	$154,579

BALANCE, DECEMBER 31, 2012	43,151,652	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794
Net income	—	—	—	—	—	9,458	—	9,458
1-for-3 reverse stock split	(28,767,902)	(28,768)	—	—	28,768	—	—	—
Repurchase of fractional shares	(3,006)	(3)	—	—	(36)	—	—	(39)
Restricted stock issued	3,242	3	—	—	(3)	—	—	—
Repurchase and cancellation of warrants	—	—	—	(1,850)	1,830	—	—	(20)
Discount accretion on preferred stock	—	—	331	—	—	(331)	—	—
Share based compensation:
stock options	—	—	—	—	15	—	—	15
restricted stock	—	—	—	—	238	—	—	238
Preferred stock dividends	—	—	—	—	—	(704)	—	(704)
Other comprehensive loss	—	—	—	—	—	—	(5,126)	(5,126)
BALANCE, JUNE 30, 2013	14,383,986	$14,384	$28,273	$1,731	$186,988	$(55,818)	$(942)	$174,616

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,458	$14,469
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	3,674	3,677
Provision for loan losses	292	4,569
Net gain on sale of mortgage loans	(4,148)	(2,183)
Reversal of provision for mortgage loans sold	(1,295)	—
Other than temporary impairment of investments	39	—
Increase in cash surrender value of life insurance	(303)	(314)
Depreciation and amortization	1,333	1,383
Gain on sales and impairment of premises and equipment	—	(22)
Net (gains) losses on sale and write downs of other real estate owned	(1,220)	3,320
Gain on sale of securities	(276)	(300)
Amortization of core deposit intangible	353	553
Deferred tax provision (benefit)	5,340	(9,428)
Stock based compensation expense	253	164
Originations of mortgage loans held-for-sale	(151,200)	(137,242)
Proceeds from sales of mortgage loans	160,482	135,059
Decrease in capital lease obligations	(22)	(57)
(Increase) decrease in accrued interest receivable	(170)	233
(Increase) decrease in other assets	(1,587)	2,559
Increase (decrease) in accrued interest payable	(630)	202
Increase (decrease) in other liabilities	(1,592)	988
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,781	17,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(80,948)	(49,628)
Proceeds from sales of available-for-sale securities	25,580	5,544
Proceeds from maturities of available-for-sale securities	56,410	32,621
Net (increase) decrease in loans	(11,043)	58,349
Proceeds from the redemption of Federal Home Loan Bank stock	681	1,500
Purchases of premises and equipment	(1,909)	(825)
Proceeds from the sale of premises and equipment	15	38
Proceeds from the sale of other real estate owned	9,414	7,647
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,800)	55,246
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	40,684	1,786
Net decrease in time certificates	(149,249)	(59,765)
Net decrease in borrowed funds	(13,241)	(6,228)
Payment of fractional shares in the 1-for-3 stock split	(39)	—
Preferred dividends paid	(704)	—
Repurchase of warrants	(20)	—
NET CASH USED IN FINANCING ACTIVITIES	(122,569)	(64,207)

See notes to condensed consolidated financial statements

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(105,588)	$8,669

CASH AND CASH EQUIVALENTS:
Beginning of year	138,396	92,918
End of year	$32,808	$101,587

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$6,402	$15,067
Cash paid for income taxes	$—	$—

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$3,268	$11,574
Unrealized gain (loss) on investment securities available-for-sale, net of tax effect	$(5,126)	$593

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company") and its subsidiary, Yadkin Bank (the "Bank"). On July 1, 2006, the Bank became a subsidiary of the Company through a one for one share exchange of the then outstanding 10,648,300 shares. The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2012 Annual Report on Form 10-K (the "2012 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. Operating results, for the three and six months ended June 30, 2013, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2012 Form 10-K.

Reclassifications - Certain income and expenses reported in prior periods have been reclassified to conform to the 2013 presentation of mortgage banking activity income. Reclassifications include other service fees previously presented in service charges on deposit accounts and other expenses that are now recorded as a reduction in mortgage banking activity income. The reclassifications had no effect on net income or shareholders' equity, as previously reported.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

3. Stock-based Compensation

During the three and six months ended June 30, 2013, 534 and 1,802 options were vested, respectively. During the three and six months ended June 30, 2012, 800 and 2,500 options were vested, respectively. Total options outstanding at June 30, 2013 were 53,616, of which 4,366 options were unvested.

During the six months ended June 30, 2013, 1,666 options were granted. The weighted average fair value of the options granted was $7.55 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.00%; expected volatility of 101.70%: risk-free interest rate of 1.00%; and expected life of 7 years. There were no options exercised for the three and six months ended June 30, 2013. There were no options granted or exercised for the three and six months ended June 30, 2012.

As of June 30, 2013, there are 211,159 restricted shares outstanding, of which 32,878 shares of restricted stock are vested and 178,281 shares are nonvested. As of December 31, 2012, there were 207,917 restricted shares outstanding, of which 14,549 shares of restricted stock were vested and 193,368 shares are nonvested. There were 3,242 shares of restricted stock issued during the three and six months ended June 30, 2013 at an average fair value of $12.65. There were 165,827 shares of restricted stock issued during the three and six months ended June 30, 2012 at an average fair value of $6.93, and 6,667 restricted shares were forfeited.

The compensation expense related to options and restricted shares was $124,040 and $252,530 for the three and six month period ended June 30, 2013, respectively . The compensation expense related to options and restricted shares was $129,281 and $164,040 for the three and six month period ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, there was $794,497 and $993,423, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 1.8 years.

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All outstanding options and restricted shares and earnings per share calculations have been adjusted for the effect of this reverse stock split. For additional information related to the reverse stock split, see Note 16, Other Events.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

4. Investment Securities

Investment securities at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
After 1 but within 5 years	$16,937	$—	$312	$16,625
	16,937	—	312	16,625
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	18	—	—	18
After 1 but within 5 years	253	14	—	267
After 5 but within 10 years	17,651	337	—	17,988
After 10 years	100,277	1,619	1,150	100,746
	118,199	1,970	1,150	119,019
Collateralized mortgage obligations due:
After 5 but within 10 years	7,258	148	3	7,403
After 10 years	63,707	794	133	64,368
	70,965	942	136	71,771
Private label collateralized mortgage obligations due:
After 5 but within 10 years	166	—	1	165
After 10 years	12,333	17	132	12,218
	12,499	17	133	12,383
State and municipal securities due:
Within 1 year	1,060	25	—	1,085
After 1 but within 5 years	5,870	274	—	6,144
After 5 but within 10 years	34,102	1,223	454	34,871
After 10 years	72,190	575	4,455	68,310
	113,222	2,097	4,909	110,410
Common and preferred stocks:	88	49	—	137
Total available-for-sale securities	$331,910	$5,075	$6,640	$330,345

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$10,005	$15	$—	$10,020
After 1 but within 5 years	17,479	29	1	17,507
	27,484	44	1	27,527
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	119	2	—	121
After 1 but within 5 years	315	26	—	341
After 5 but within 10 years	10,371	341	—	10,712
After 10 years	94,319	2,089	325	96,083
	105,124	2,458	325	107,257
Collateralized mortgage obligations due:
After 1 but within 5 years	648	2	—	650
After 5 but within 10 years	9,975	206	3	10,178
After 10 years	111,155	902	292	111,765
	121,778	1,110	295	122,593
Private label collateralized mortgage obligations due:
After 5 but within 10 years	178	—	—	178
After 10 years	848	19	—	867
	1,026	19	—	1,045
State and municipal securities due:
Within 1 year	620	6	—	626
After 1 but within 5 years	5,734	321	—	6,055
After 5 but within 10 years	24,464	1,698	12	26,150
After 10 years	50,031	2,064	361	51,734
	80,849	4,089	373	84,565
Common and preferred stocks:	88	46	1	133
Total available-for-sale securities	$336,349	$7,766	$995	$343,120

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At June 30, 2013, $119.0 million of the Bank's mortgage-backed securities were pass-through securities and $84.2 million were collateralized mortgage obligations. At December 31, 2012, $107.3 million of the Bank's mortgage-backed securities were pass-through securities and $123.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three and six months ended June 30, 2013 were $318,281 and $322,141, respectively. There were $46,584 and $46,589 in gross losses on the sale of securities available-for-sale for the three and six months ended June 30, 2013, respectively. There were $300,142 in gross gains and no losses for the three and six months ended June 30, 2012, respectively.

Investment securities with carrying values of approximately $88,332,425 and $88,652,919 at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. Securities that have been in a loss position for twelve months or more at June 30, 2013 include one private label collateralized

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

mortgage obligation. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2012 include three collateralized mortgage obligations, one private label collateralized mortgage obligation and two other securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three and six months ended June 30, 2013, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
June 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$16,625	$312	$—	$—	$16,625	$312
Government sponsored agencies:
Residential mortgage-backed securities	32,615	1,150	—	—	32,615	1,150
Collateralized mortgage obligations	15,580	136	—	—	15,580	136
Private label collateralized mortgage obligations	6,725	132	165	1	6,890	133
State and municipal securities	64,691	4,909	—	—	64,691	4,909
Total temporarily impaired securities	$136,236	$6,639	$165	$1	$136,401	$6,640

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$2,429	$1	$—	$—	$2,429	$1
Government sponsored agencies:
Residential mortgage-backed securities	12,021	325	—	—	12,021	325
Collateralized mortgage obligation	27,417	127	7,626	168	35,043	295
Private label collateralized mortgage obligations	—	—	178	—	178	—
State and municipal securities	22,899	373	—	—	22,899	373
Common and preferred stocks, and other	—	—	60	1	60	1
Total temporarily impaired securities	$64,766	$826	$7,864	$169	$72,630	$995

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $5,396,886 at June 30, 2013 and $6,706,012 at December 31, 2012. Cost method investments at June 30, 2013 include $3,473,400 in Federal Home Loan Bank ("FHLB") stock and $1,923,486 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at June 30, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. During the six months ended June 30, 2013, the Company's investment in a financial services company was considered to be other than temporarily impaired and approximately $39,185 was charged-off. The remaining value of the investment after the charge-off was $62,815 at June 30, 2013. There were no other than temporary impairments recorded for the three months ended June 30, 2013. There were no other than temporary impairments recorded for the three and six months ended June 30, 2012.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2013, the Company had commitments outstanding of $301.7 million for additional loan amounts. Commitments of the Bank's mortgage lending department are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $5.8 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At June 30, 2013, the Bank had $32.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $54.8 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three and six months ended June 30, 2013 excludes 178,281 shares of unvested restricted stock. Weighted average shares outstanding for the three and six months ended June 30, 2012 excludes 205,716 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic EPS denominator:
Weighted average number of common shares outstanding	14,205,223	6,462,173	14,200,264	6,460,786
Dilutive potential common shares	18,381	—	—	—
Diluted EPS denominator	14,223,604	6,462,173	14,200,264	6,460,786

For the quarter and six months ended June 30, 2013 and 2012, net income for determining net income per common share was reported as net income less the dividend on preferred stock. During the quarter and six months ended June 30, 2013, there were 53,616 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share and 159,665 shares of restricted stock not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met. During the quarter and six months ended June 30, 2012 there were 84,039 warrants and stock options that were not considered dilutive. The non-dilutive options had exercise prices ranging from $9.12 to $57.21 per share.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this reverse stock split. For additional information related to the reverse stock split, see Note 16, Other Events.

8. Shareholders' Equity

Effective October 1, 2012, North Carolina passed the Banking Modernization Act, pursuant to Section 53C-4-7 of which, the Bank, as a North Carolina banking corporation, may pay dividends if such distributions will not reduce its capital below its applicable “required capital.” The Bank's “required capital” is that amount of capital required for the Bank to be deemed “adequately capitalized” under applicable federal regulatory capital ratios. Currently, the Bank exceeds each of these federal regulatory capital ratios. However, the Bank is currently prohibited from paying dividends to the holding company without prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Banking Commissioner. In addition, the Company has committed to the regulators that the Bank will maintain a Tier 1 leverage ratio of 8.0%, which is higher than the statutory Tier 1 leverage ratio of 5.0% to be classified as well-capitalized. The Bank's Tier 1 leverage ratio is 10.3% at June 30, 2013 and exceeds committed levels.

As further explained in Note 16, Other Events, during the quarter, the Company executed a one-for-three reverse stock split and amendments to the Company's and the Bank's Articles of Incorporation changing their names to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this reverse stock split.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $1.9 million at June 30, 2013, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $154,068. The Company had a gain of $25,543 on the interest rate swap asset and a loss of $25,543 on the interest rate swap liability for the quarter ended June 30, 2013. The Company had a gain of $41,939 on the interest rate swap asset and a loss of $41,939 on the interest rate swap liability for the six months ended June 30, 2013. The Company had a gain of $3,513 on the interest rate swap asset and a loss of $3,513 on the interest rate swap liability for the quarter ended June 30, 2012. The Company had a gain of $4,390 on the interest rate swap asset and a loss of $4,390 on the interest rate swap liability for the six months ended June 30, 2012. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2012 and was included in other assets and other liabilities at their fair market value of $196,006. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At June 30, 2013, the Bank had $32.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $54.8 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

in other assets was $612,085 at June 30, 2013. The fair value of the interest rate lock commitments recorded in other liabilities was $312,117 at June 30, 2013. Recognition of losses related to the change in fair value of forward sales commitments were $81,725 and $92,070 for the three and six months ended June 30, 2013, respectively, and are included in mortgage banking activities income. Recognition of gains and losses related to the change in fair value of the interest rate lock commitments were $57,457 and $(33,340) for the three and six months ended June 30, 2013, respectively, and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $90,269 and $293,298 for the three months ended June 30, 2012, respectively, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $76,777 and $288,669 for the six months ended June 30, 2012, respectively, and are included in other income. At December 31, 2012, the Bank had $46.7 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $71.5 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $480,806 at December 31, 2012. The fair value of the interest rate lock commitments recorded in other assets was $872,844 at December 31, 2012.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at June 30, 2013 and December 31, 2012 by class:

	June 30,	December 31,
	2013	2012
	(in thousands)
Construction and land development	$127,564	$131,981
Commercial real estate:
Owner occupied	362,807	342,962
Non-owner occupied	208,136	211,489
Residential mortgages:
Secured 1-4 family	167,783	168,611
Multifamily	33,724	35,337
Home equity lines of credit	195,648	191,888
Commercial	168,356	174,440
Consumer and other	49,729	51,664
Total	1,313,747	1,308,372
Less: Net deferred loan origination fees	1,014	1,132
Allowance for loan losses	(22,924)	(25,149)
Loans, net	$1,291,837	$1,284,355

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, residential mortgages, and home equity lines of credit.
Commercial real estate loans totaled $570.9 million and $554.5 million at June 30, 2013 and December 31, 2012, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $127.6 million and $132.0 million at June 30, 2013 and December 31, 2012, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes; however, the Bank also engages in selected speculative housing lending to existing builder clients utilizing lots that the Bank has a collateral interest in. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $167.8 million and $168.6 million at June 30, 2013 and December 31, 2012, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
Home equity lines of credit totaled $195.6 million and $191.9 million at June 30, 2013 and December 31, 2012, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties with interest only payment options during a draw period. At the end of the draw period, the line of credit generally converts to an amortizing payment with repayment terms of up to 30 years.
Commercial Loans. At June 30, 2013 and December 31, 2012, the Bank's commercial loan portfolio totaled $168.4 million and $174.4 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans. Consumer loans totaled $49.7 million and $51.7 million at June 30, 2013 and December 31, 2012, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

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

"7B"- Doubtful- Loans and other credit extensions graded “7b” have all the weaknesses inherent in those graded “7,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification are placed in non-accrual status, with collections applied to principal on the bank's books and evaluated for impairment. All loans in this category are considered impaired and all material loans are evaluated for a specific reserve in accordance with ASC 310-10 and the Bank's ALLL methodology and specific reserve guidelines.

“8” - Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following is a summary of credit quality indicators by class at June 30, 2013 and December 31, 2012:

Real Estate Credit Exposure as of June 30, 2013
		Commercial Real Estate
	Construction	Owner Occupied	Non-owner Occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$116	$—	$—	$—	$99
Good Quality	372	—	1,609	1,086	360	7,299
Satisfactory	20,571	120,788	56,744	93,744	7,141	119,149
Merits Attention	84,139	210,151	132,089	60,249	24,815	61,097
Special Mention	17,017	21,667	10,162	6,420	561	4,298
Substandard	1,367	2,906	1,818	3,138	586	1,703
Substandard impaired	4,098	7,179	5,714	3,146	261	2,003
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$127,564	$362,807	$208,136	$167,783	$33,724	$195,648

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Other Credit Exposures as of June 30, 2013
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,439	$2,361	$5,015
Good Quality	5,451	1,289	17,466
Satisfactory	49,254	21,348	488,739
Merits Attention	90,739	23,696	686,975
Special Mention	12,116	631	72,872
Substandard	4,286	33	15,837
Substandard impaired	4,071	371	26,843
Doubtful	—	—	—
Loss	—	—	—
	$168,356	$49,729	$1,313,747

Real Estate Credit Exposure as of December 31, 2012
		Commercial Real Estate
	Construction	Owner Occupied	Non-owner Occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$119	$—	$375	$—	$111
Good Quality	464	—	—	1,301	—	6,756
Satisfactory	22,284	115,347	58,577	95,727	7,945	118,497
Merits Attention	78,668	191,958	129,283	56,629	25,681	59,568
Special Mention	16,797	23,396	16,084	7,862	571	4,228
Substandard	3,939	4,286	2,136	2,850	601	1,687
Substandard impaired	9,829	7,856	5,409	3,867	539	1,041
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$131,981	$342,962	$211,489	$168,611	$35,337	$191,888

Other Credit Exposures as of December 31, 2012
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,430	$2,289	$5,324
Good Quality	5,738	1,316	15,575
Satisfactory	62,071	22,459	502,907
Merits Attention	82,243	24,425	648,455
Special Mention	16,809	551	86,298
Substandard	1,009	122	16,630
Substandard impaired	4,140	502	33,183
Doubtful	—	—	—
Loss	—	—	—
	$174,440	$51,664	$1,308,372

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of June 30, 2013 and December 31, 2012.

Nonperforming loans as of June 30, 2013 totaled $19.7 million, or 1.47% of total loans, compared with $22.8 million, or 1.71% of total loans, as of December 31, 2012. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 315 at December 31, 2012 to 195 at June 30, 2013.

The following is a breakdown of nonaccrual loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$4,098	$7,385
Commercial real estate:
Owner occupied	5,141	5,787
Non-owner occupied	2,337	1,697
Mortgages:
Secured 1-4 family first lien	2,749	3,123
Multifamily	261	539
Home equity lines of credit	2,003	1,041
Commercial	2,743	2,790
Consumer and other	366	455
Total	$19,698	$22,817

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
June 30, 2013	(in thousands)
Construction	$831	$392	$1,399	$2,622	$124,942	$127,564
Commercial real estate:
Owner occupied	1,140	74	2,989	4,203	358,604	362,807
Non-owner occupied	1,822	24	570	2,416	205,720	208,136
Commercial	487	130	2,612	3,229	165,127	168,356
Mortgages:
Secured 1-4 family- first lien	429	1,344	1,172	2,945	164,838	167,783
Multifamily	—	—	—	—	33,724	33,724
Home equity lines of credit	1,593	50	60	1,703	193,945	195,648
Consumer and other	136	43	103	282	49,447	49,729
Total	$6,438	$2,057	$8,905	$17,400	$1,296,347	$1,313,747

December 31, 2012
Construction	$4,395	$345	$1,865	$6,605	$125,376	$131,981
Commercial real estate:
Owner occupied	838	114	4,237	5,189	337,773	342,962
Non-owner occupied	1,688	500	1,098	3,286	208,203	211,489
Commercial	2,027	34	2,660	4,721	169,719	174,440
Mortgages:
Secured 1-4 family- first lien	2,767	910	2,226	5,903	162,708	168,611
Multifamily	12	—	10	22	35,315	35,337
Home equity lines of credit	1,980	52	924	2,956	188,932	191,888
Consumer and other	236	45	342	623	51,041	51,664
Total	$13,943	$2,000	$13,362	$29,305	$1,279,067	$1,308,372

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2013 and December 31, 2012:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$4,650	$6,579	$—	$5,665	$60	$3,938	$36
Commercial real estate:
Owner occupied	3,242	3,374	—	3,282	49	2,443	24
Non-owner occupied	5,168	5,219	—	5,417	113	3,907	53
Commercial	4,416	4,437	—	4,433	79	3,317	40
Mortgages:
Secured 1-4 family real estate	682	742	—	710	14	514	7
Multifamily	253	291	—	258	—	192	—
Home equity lines of credit	458	500	—	468	—	345	—
Consumer and other	—	—	—	—	—	1	—
Impaired loans with a related allowance for loan losses
Construction	$251	$273	$11	$1,613	$25	$846	$3
Commercial real estate:
Owner occupied	7,627	7,893	386	7,679	116	7,655	58
Non-owner occupied	420	420	55	464	2	426	—
Commercial	1,193	1,245	799	1,193	—	1,193	—
Mortgages:
Secured 1-4 family real estate	341	341	171	401	3	396	—
Multifamily	—	—	—	—	—	—	—
Home equity lines of credit	740	750	566	743	2	741	—
Consumer and other	—	—	—	—	—	—	—
Total impaired loans
Construction	$4,901	$6,852	$11	$7,278	$85	$4,784	$39
Commercial real estate:
Owner occupied	10,869	11,267	386	10,961	165	10,098	82
Non-owner occupied	5,588	5,639	55	5,881	115	4,333	53
Commercial	5,609	5,682	799	5,626	79	4,510	40
Mortgages:
Secured 1-4 family real estate	1,023	1,083	171	1,111	17	910	7
Multifamily	253	291	—	258	—	192	—
Home equity lines of credit	1,198	1,250	566	1,211	2	1,086	—
Consumer and other	—	—	—	—	—	1	—
Total impaired loans individually reviewed for impairment	$29,441	$32,064	$1,988	$32,326	$463	$25,914	$221

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	As of December 31, 2012			Quarter to Date June 30, 2012		Year to Date June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$6,212	$7,676	$—	$21,072	$36	$23,311	$150
Commercial real estate:
Owner occupied	6,563	7,071	—	14,112	22	16,228	308
Non-owner occupied	4,976	5,358	—	7,828	9	10,150	10
Commercial	4,460	4,482	—	6,534	28	6,326	130
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	3,078	5	3,413	29
Multifamily	530	565	—	719	—	702	4
Home equity lines of credit	705	800	—	1,236	—	1,154	8
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,958	$2,136	$191	$2,205	$—	$1,406	$—
Commercial real estate:
Owner occupied	4,961	5,082	189	8,877	69	7,631	69
Non-owner occupied	561	643	89	1,028	16	727	16
Commercial	1,193	1,245	928	3,115	—	3,090	164
Mortgages:
Secured 1-4 family real estate	—	—	—	547	3	421	3
Multifamily	—	—	—	—	—	43	7
Home equity lines of credit	—	—	—	118	—	159	—
Consumer and other	—	—	—	164	—	95	—
Total impaired loans
Construction	$8,170	$9,812	$191	$23,277	$36	$24,717	$150
Commercial real estate:
Owner occupied	11,524	12,153	189	22,989	91	23,859	377
Non-owner occupied	5,537	6,001	89	8,856	25	10,877	26
Commercial	5,653	5,727	928	9,649	28	9,416	294
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	3,625	8	3,834	32
Multifamily	530	565	—	719	—	745	11
Home equity lines of credit	705	800	—	1,354	—	1,313	8
Consumer and other	—	—	—	164	—	95	—
Total impaired loan individually reviewed for impairment	$33,554	$36,561	$1,397	$70,633	$188	$74,856	$898

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $3,745 and $6,672 as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $93,095. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of June 30, 2013 was $21.8 million with related reserves of $747,521. Approximately $16.5 million of troubled debt restructured loans are current and accruing interest as of June 30, 2013, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2012 were $23.7 million with related reserves of $746,581. Approximately $17.7 million of troubled debt restructured loans are accruing interest as of December 31, 2012, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the three and six months ended June 30, 2013 and 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
		(in thousands)		(in thousands)
Extended payment terms
Commercial real estate:
Owner occupied	1	$499	2	$724
Non-owner occupied	—	—	1	165
Total	1	$499	3	$889

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms		(in thousands)		(in thousands)
Construction	3	$352	3	$352
Commercial real estate:
Owner occupied	3	1,026	5	1,669
Non-owner occupied	1	211	1	211
Commercial	1	236	6	1,469
Secured 1-4 family mortgages	—	—	3	742
Consumer	—	—	1	—
Total extended payment terms	8	$1,825	19	$4,443

Principal payment reduction
Commercial real estate:
Owner occupied	1	$399	2	$568
Consumer	—	—	1	9
Total principal payment reduction	1	$399	3	$577

Total	9	$2,224	22	$5,020

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms
Construction	—	$—	2	$593
Commercial real estate:
Non-owner occupied	—	—	1	121
Total	—	$—	3	$714

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Below Market Rate		(in thousands)		(in thousands)
Construction	—	$—	2	$1,061
Total below market rate	—	$—	2	$1,061
Extended payment terms
Consumer	1	$24	1	$24
Total extended payment terms	1	$24	1	$24
Principal payment reduction
Construction	1	$973	2	$1,230
Total principal payment reduction	1	$973	2	$1,230

Total	2	$997	5	$2,315

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $54,696 for the quarter ended June 30, 2013 as compared to $2.2 million for the quarter ended June 30, 2012. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at June 30, 2013 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

The following tables present changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	March 31, 2013	Charge-offs	Recoveries	Provision	June 30, 2013
	(Amounts in thousands)
Construction	$4,034	$1,188	$82	$737	$3,665
Commercial real estate:
Owner occupied	4,413	234	18	(37)	4,160
Non-owner occupied	3,811	—	18	(370)	3,459
Commercial	4,005	224	236	(32)	3,985
Mortgages:
Secured 1-4 family- first lien	2,878	387	79	74	2,644
Multifamily	579	—	—	(66)	513
Home equity lines of credit	4,134	—	31	(322)	3,843
Consumer and other	638	82	28	71	655
	$24,492	$2,115	$492	$55	$22,924

	March 31, 2012	Charge-offs	Recoveries	Provision	June 30, 2012
	(Amounts in thousands)
Construction	$7,957	$2,114	$170	$(110)	$5,903
Commercial real estate:
Owner occupied	5,334	1,190	116	1,370	5,630
Non-owner occupied	3,726	452	33	275	3,582
Commercial	5,514	593	681	(887)	4,715
Mortgages:
Secured 1-4 family- first lien	3,353	193	137	(234)	3,063
Multifamily	506	11	—	68	563
Home equity lines of credit	3,099	229	11	1,518	4,399
Consumer and other	573	125	276	218	942
	$30,062	$4,907	$1,424	$2,218	$28,797

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	December 31, 2012	Charge-offs	Recoveries	Provision	June 30, 2013
	(Amounts in thousands)
Construction	$4,269	$1,834	$598	$632	$3,665
Commercial real estate:
Owner occupied	4,374	244	42	(12)	4,160
Non-owner occupied	3,935	175	24	(325)	3,459
Commercial	4,291	622	321	(5)	3,985
Mortgages:
Secured 1-4 family- first lien	3,191	639	100	(8)	2,644
Multifamily	594	—	—	(81)	513
Home equity lines of credit	3,822	81	116	(14)	3,843
Consumer and other	673	172	49	105	655
	$25,149	$3,767	$1,250	$292	$22,924

	December 31, 2011	Charge-offs	Recoveries	Provision	June 30, 2012
	(Amounts in thousands)
Construction	$8,214	$3,942	$278	$1,353	$5,903
Commercial real estate:
Owner occupied	5,792	1,873	124	1,587	5,630
Non-owner occupied	4,668	1,764	33	645	3,582
Commercial	5,712	1,018	766	(745)	4,715
Mortgages:
Secured 1-4 family- first lien	3,726	568	148	(243)	3,063
Multifamily	805	213	—	(29)	563
Home equity lines of credit	3,310	701	21	1,769	4,399
Consumer and other	621	208	297	232	942
	$32,848	$10,287	$1,667	$4,569	$28,797

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

The following tables provide the a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of June 30, 2013 and December 31, 2012.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of June 30, 2013	(Amounts in thousands)
Construction	$11	$4,901	$3,654	$122,663
Commercial real estate:
Owner occupied	386	10,869	3,774	351,938
Non-owner occupied	55	5,588	3,404	202,548
Commercial	799	5,609	3,186	162,747
Mortgages:
Secured 1-4 family- first lien	171	1,023	2,473	166,760
Multifamily	—	253	513	33,471
Home equity lines of credit	566	1,198	3,277	194,450
Consumer and other	—	—	655	49,729
	$1,988	$29,441	$20,936	$1,284,306

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2012	(Amounts in thousands)
Construction	$191	$8,170	$4,078	$123,811
Commercial real estate:
Owner occupied	189	11,524	4,185	331,438
Non-owner occupied	89	5,537	3,846	205,952
Commercial	928	5,653	3,363	168,787
Mortgages:
Secured 1-4 family- first lien	—	1,435	3,191	167,176
Multifamily	—	530	594	34,807
Home equity lines of credit	—	705	3,822	191,183
Consumer and other	—	—	673	51,664
	$1,397	$33,554	$23,752	$1,274,818

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $185,000 and $182,000 as of June 30, 2013 and December 31, 2012, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of June 30, 2013, the Company had reserves for mortgage loans sold of $358,590, and charges against reserves for the six months ended June 30, 2013 were $83,198 . There were no charges against reserves for the three months ended June 30, 2013. For the three months ended June 30, 2013, the Company recorded $4,990 in negative provision expense related to potential repurchase and warranties exposure on the $72 million in loan sales that occurred during the period.  For the six months ended June 30, 2013, the Company recorded $1.3 million in negative provision expense related to potential repurchase and warranties exposure on the $149.6 million in loan sales that occurred during the period due to of the dissolution of the Bank's former mortgage subsidiary, Sidus Financial at the beginning of 2013. For the three and six months ended June 30, 2012, the Company recorded $29,715 and $138,701 in provision expense related to potential repurchase and warranties exposure, respectively. Charges against reserves for the three and six months ended June 30, 2012 were $208,539 and $382,092 , respectively.  For the three and six ended June 30, 2013 and 2012, the Company did not repurchase any mortgage loans sold. As of December 31, 2012, the Company had reserves for mortgage loans sold of $1.7 million related to potential repurchase and warranties exposure on approximately $9.5 billion in loans sold.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter or six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

The following table presents a rollforward of interest rate swaps from December 31, 2012 to June 30, 2013, and from December 31, 2011 to June 30, 2012.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, March 31, 2012	$209	$209
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	4	4
Balance, June 30, 2012	$213	$213

Balance, March 31, 2013	$180	$180
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(26)	(26)
Balance, June 30, 2013	$154	$154

The following table presents a rollforward of interest rate swaps from December 31, 2011 to June 30, 2012, and from December 31, 2012 to June 30, 2013.
	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2011	$217	$217
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(4)	(4)
Balance, June 30, 2012	$213	$213

Balance, December 31, 2012	$196	$196
Purchases, sales, issuances and settlements
Gains (losses) included in other income	(42)	(42)
Balance, June 30, 2013	$154	$154

Interest Rate Locks and Forward Loan Sale Commitments

The Bank enters into interest rate lock commitments and commitments to sell mortgages. At June 30, 2013, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(312,117) and $612,085, respectively. At December 31, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $872,844 and $(480,806), respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the quarter or six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of interest rate lock commitments for the three months ended June 30, 2013 and 2012, respectively.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2013 and 2012	$807	$(159)
Gains (losses) included in other income	(1,119)	737
Transfer in and out	—	—
Balance, June 30, 2013 and 2012	$(312)	$578

The following table presents a rollforward of interest rate lock commitments for the six months ended June 30, 2013 and 2012, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$873	$130
Gains (losses) included in other income	(1,185)	448
Transfer in and out	—	—
Balance, June 30, 2013 and 2012	$(312)	$578

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the quarter or six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights for the three and six months ended June 30, 2013 and 2012 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2013 and 2012	$3,045	$2,151
Capitalized	269	177
Gains (losses) included in other income	511	(439)
Balance, June 30, 2013 and 2012	$3,825	$1,889

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$2,525	$1,871
Capitalized	687	344
Gains (losses) included in other income	613	(326)
Balance, June 30, 2013 and 2012	$3,825	$1,889

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At June 30, 2013, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter or six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter or six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at June 30, 2013 is $3.8 million. At December 31, 2012 the carrying value of OREO was $8.7 million. There have been no changes in valuation techniques for the quarter or six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

June 30, 2013 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,625	$—	$16,625	$—
Government sponsored agencies:
Residential mortgage-backed securities	119,019	—	119,019	—
Collateralized mortgage obligations	71,771	—	71,771	—
Private label collateralized mortgage obligations	12,383	—	12,383	—
State and municipal securities	110,410	—	110,410	—
Common and preferred stocks	137	137	—	—
Interest rate swap agreements	154	—	—	154
Interest rate swap agreements	(154)	—	—	(154)
Interest rate lock commitments	(312)	—	—	(312)
Forward loan sale commitments	612	—	612	—
Mortgage servicing rights	3,825	—	—	3,825

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

December 31, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$27,527	$—	$27,527	$—
Government sponsored agencies:
Residential mortgage-backed securities	107,257	—	107,257	—
Collateralized mortgage obligations	122,593	—	122,593	—
Private label collateralized mortgage obligations	1,045	—	1,045	—
State and municipal securities	84,565	—	84,565	—
Common and preferred stocks	133	133	—	—
Interest rate swap agreements	196	—	—	196
Interest rate swap agreements	(196)	—	—	(196)
Interest rate lock commitments	873	—	—	873
Forward loan sale commitments	(481)	—	(481)	—
Mortgage servicing rights	2,525	—	—	2,525

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at June 30, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$154	Discounted cash flow	Discount rate	0.99%
Interest Rate Lock Commitments	(312)	Pricing model	Pull through rates	85%
Mortgage Servicing Rights	3,825	Discounted cash flow	Constant prepayment rate	11.92%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$8,584	Discounted appraisals	Collateral discounts	15-50%
Other real estate owned	207	Discounted appraisals	Collateral discounts	6-15%

	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$196	Discounted cash flow	Discount rate	1.00%
Interest Rate Lock Commitments	873	Pricing model	Pull through rates	83.9%
Mortgage Servicing Rights	2,525	Discounted cash flow	Constant prepayment rate	17.96%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$7,276	Discounted appraisals	Collateral discounts	10-15%
Other real estate owned	5,281	Discounted appraisals	Collateral discounts	15%

The unobservable input used in the fair value measurement of the Company's interest rate swap agreements is the discount rate.  A significant increase (decrease) in the discount rate could result in a significantly lower (higher) fair value measurement.  The discount rate is determined by the third-party by obtaining third party market quotes from Reuters, which handle up to 30 year

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

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

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
June 30, 2013	(Amounts in thousands)
Other real estate owned	$207	$—	$—	$207
Impaired loans:
Construction	240	—	—	240
Commercial real estate:
Owner occupied	7,241	—	—	7,241
Non-owner occupied	365	—	—	365
Commercial	394	—	—	394
Mortgages:
Secured 1-4 family real estate	170	—	—	170
Home equity lines of credit	174	—	—	174

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	(Amounts in thousands)
Other real estate owned	$5,281	$—	$—	$5,281
Impaired loans:
Construction	1,767	—	—	1,767
Commercial real estate:
Owner occupied	4,772	—	—	4,772
Non-owner occupied	472	—	—	472
Commercial	265	—	—	265

There were no transfers between valuation levels for any assets during the quarter ended June 30, 2013 or 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$32,808	$32,808	$32,808	$—	$—
Investment securities	330,345	330,345	137	330,208	—
Loans and loans held-for-sale, net	1,314,382	1,186,481	—	—	1,186,481
Accrued interest receivable	6,546	6,546	—	2,028	4,518
Federal Home Loan Bank stock	3,473	3,473	—	3,473	—
Forward sales commitments	612	612	—	612	—
Interest rate swap agreements	154	154	—	—	154
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	939,056	916,773	—	916,773	—
Time deposits	584,041	588,397	—	588,397	—
Borrowed funds	91,896	92,512	—	92,512	—
Accrued interest payable	999	999	—	999	—
Interest rate swap agreements	154	154	—	—	154
Interest rate lock commitments	312	312	—	—	312

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$138,396	$138,396	$138,396	$—	$—
Investment securities	343,120	343,120	133	342,987	—
Loans and loans held-for-sale, net	1,312,034	1,187,663	—	—	1,187,663
Accrued interest receivable	6,376	6,376	—	1,760	4,616
Federal Home Loan Bank stock	4,154	4,154	—	4,154	—
Interest rate lock commitments	873	873	—	—	873
Interest rate swap agreements	196	196	—	—	196
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	898,372	898,372	—	898,372	—
Time deposits	733,290	742,552	—	742,552	—
Borrowed funds	105,136	105,926	—	105,926	—
Accrued interest payable	1,629	1,629	—	1,629	—
Interest rate swap agreements	196	196	—	—	196
Forward sales commitments	481	481	—	481	—

The carrying amounts of cash and cash equivalents approximate their fair value.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

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

The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2013 and December 31, 2012, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

In the fourth quarter of 2012, a decision was made by management to sell a reinsurance subsidiary held by Sidus. As a result of this decision, Sidus reclassified its investment in the reinsurance subsidiary to held for sale and wrote down its investment by $1.0 million to the estimated fair value at December 31, 2012. The sale of the subsidiary closed in the first quarter of 2013. In addition, at the beginning of 2013, the Company dissolved the Sidus subsidiary and is no longer doing business as Sidus. This dissolution resulted in a $1.3 million reduction in reserves on mortgage loans sold in the first quarter of 2013. All mortgage banking activity beginning in 2013 is at the Bank.

The following table details the results of operations for the three and six months ended June 30, 2013 and 2012 for bank activities and mortgage activities.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2013
Interest income	$17,674	$977	$—	$18,651
Interest expense	2,338	—	192	2,530
Net interest income	15,336	977	(192)	16,121
Provision for loan losses	55	—	—	55
Net interest income (loss) after provision for loan losses	15,281	977	(192)	16,066
Other income	3,597	2,546	41	6,184
Other expense	13,308	1,316	219	14,843
Income (loss) before income taxes	5,570	2,207	(370)	7,407
Income taxes	2,598	—	—	2,598
Net income (loss)	$2,972	$2,207	$(370)	$4,809

Total assets	$1,702,027	$97,770	$2,118	$1,801,915
Net loans	1,221,363	70,474	—	1,291,837
Loans held for sale	—	22,545	—	22,545

For Six Months Ended June 30, 2013
Interest income	$35,054	$1,872	$—	$36,926
Interest expense	5,369	—	384	5,753
Net interest income	29,685	1,872	(384)	31,173
Provision for loan losses	292	—	—	292
Net interest income (loss) after provision for loan losses	29,393	1,872	(384)	30,881
Other income	5,980	5,834	26	11,840
Other expense	25,113	2,719	225	28,057
Income (loss) before income taxes	10,260	4,987	(583)	14,664
Income taxes	5,206	—	—	5,206
Net income (loss)	$5,054	$4,987	$(583)	$9,458

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2012
Interest income	$19,592	$152	$—	$19,744
Interest expense	4,362	15	209	4,586
Net interest income	15,230	137	(209)	15,158
Provision for loan losses	2,242	(24)	—	2,218
Net interest income (loss) after provision for loan losses	12,988	161	(209)	12,940
Other income	2,726	1,674	6	4,406
Other expense	14,554	1,169	9	15,732
Income (loss) before income tax expense	1,160	666	(212)	1,614
Income tax expense	(9,383)	—	—	(9,383)
Net income (loss)	$10,543	$666	$(212)	$10,997
Balance Sheet Information as of December 31, 2012
Total assets	$1,815,174	$107,232	$1,032	$1,923,438
Net loans	1,211,589	72,766	—	1,284,355
Loans held for sale	—	27,679	—	27,679

For Six Months Ended June 30, 2012
Interest income	$40,403	$331	$—	$40,734
Interest expense	9,230	29	425	9,684
Net interest income	31,173	302	(425)	31,050
Provision for loan losses	4,588	(19)	—	4,569
Net interest income (loss) after provision for loan losses	26,585	321	(425)	26,481
Other income	5,073	2,813	29	7,915
Other expense	27,191	2,106	13	29,310
Loss before income tax expense	4,467	1,028	(409)	5,086
Income tax expense	(9,383)	—	—	(9,383)
Net loss	$13,850	$1,028	$(409)	$14,469

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

14. Income Taxes

The following table presents the provision for income taxes for the six months ended June 30, 2013 and 2012:

	2013	2012
	(in thousands)
Current:
Federal	$(134)	$45
State	—	—
	(134)	45
Deferred:
Federal	4,324	1,196
State	1,016	376
	5,340	1,572
Decrease in valuation allowance for deferred tax assets	—	(11,000)
Total income taxes	$5,206	$(9,383)

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$8,978	$9,853
Other than temporary impairment	842	827
Accrued liabilities	199	220
OREO property	149	3,767
Net operating loss	18,715	19,627
Mortgage goodwill	856	921
Unrealized loss on available-for-sale securities	623	—
Other	2,043	2,160
	32,405	37,375
Less: Valuation Allowance	—	—
	$32,405	$37,375

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$—	$(2,583)
FMV adjustment related to mergers	(135)	(181)
Depreciation	(1,561)	(1,561)
Prepaid expenses	(358)	(358)
Core deposit intangible	(905)	(1,043)
Noncompete intangible	(149)	(149)
Other	(72)	(142)
	$(3,180)	$(6,017)
Net deferred tax assets	$29,225	$31,358

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Our net deferred tax asset was $29.2 million at June 30, 2013 and $31.4 million at December 31, 2012. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

At June 30, 2013, the Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•	The Company is in a cumulative tax loss position for the 3-year period ending June 30, 2013 of $(24.1) million. Significance: High

	June 30, 2013
	Cumulative Loss Test
	2010*	2011	2012	2013**	Total
Income (loss) before income taxes	$(3,334)	$(7,701)	$(32,635)	$14,664	$(29,006)
Goodwill impairment	—	4,944	—	—	4,944
	$(3,334)	$(2,757)	$(32,635)	$14,664	$(24,062)

*3rd and 4th quarter of 2010
**First six months of 2013

Positive Evidence

•
The Company reported $7.4 million in net income before taxes for the quarter ended June 30, 2013 as provisions for loan losses were $55,000 for the quarter. Excluding losses of $49 million sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $29 million in pre-tax income for eight previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2013-2015. The budgeted provision for loan losses is a key driver of the resulting income. Also, as discussed below, credit quality metrics have significantly improved. While management believes the 2010, 2011 and 2012 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels. In the three year period ended December 31, 2012, management was proactive in charging down collateral dependent loans that are impaired to current market values. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of June 30, 2013, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 10.6%, 12.8%, and 14.0%. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the first half of 2013 and overall nonperforming loans are down $43.6 million since June 30, 2012. Nonperforming assets to total assets were 1.30% as of June 30, 2013 as compared to 4.57% as of June 30, 2012. In addition, allowance for loan losses to nonperforming loans increased from 45.49% at June 30, 2012 to 116.38% at June 30, 2013. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from June 30, 2013. The Company's loss carryforwards for the tax period ending December 31, 2012 include net operating loss carryforwards generated in the acquisition of Cardinal

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending December 31, 2012 are as follows:
Significance: Moderate

	Net Operating Loss Carryforward at December 31, 2012	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Federal Tax	47,892	2031
Yadkin State Tax	46,324	2031
Total Loss Carryforwards	$96,985

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at June 30, 2013 based primarily on a return to profitability, net income trends, projected net income for the years 2013-2015 and improving credit quality metrics.

The following table presents a reconciliation of applicable income taxes for the six months ended June 30, 2013 and 2012 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2013	2012
	(in thousands)
Tax expense at statutory rate on income before income taxes	$5,132	$1,780
Increases (decreases) resulting from:
Tax-exempt interest on investments	(494)	(409)
State income tax, net of federal benefits	660	245
Income from bank-owned life insurance	(106)	(110)
Valuation allowance on deferred tax assets	—	(11,000)
Other	14	111
Total income taxes	$5,206	$(9,383)

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

15. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Beginning balance	$3,813	$3,877	4,184	3,863
Other comprehensive income (loss) before reclassifications	(4,587)	763	(4,956)	778
Amounts reclassified from accumulated comprehensive income:
Realized gain/(loss) on sale of securities	(272)	(300)	(276)	(300)
Impairment expense	—	—	—	—
Reclassified amounts before tax	(272)	(300)	(276)	(300)
Tax (expense) or benefit	104	116	106	115
Total reclassifications net of tax	(168)	(184)	(170)	(185)

Net current period other comprehensive income (loss)	(4,755)	579	(5,126)	593

Ending balance	$(942)	$4,456	(942)	4,456

The income statement line items impacted by the reclassifications of realized gains (losses) on the sale of securities are the net gain on sale of securities and income tax expense line items in the condensed consolidated statements of income.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

16. Other Events

Reverse Stock Split - On May 28, 2013, the Company completed a one-for-three reverse stock split of its common stock. In connection with the reverse stock split, every three shares of issued and outstanding Company common stock on May 28, 2013 were exchanged for one share of newly issued common stock. Fractional shares resulting from the reverse stock split were exchanged for a cash payment equal to the fraction to which the shareholder would otherwise have been entitled multiplied by the closing price of the Company's common stock, as such price is reported on The Nasdaq Global Select Market on the last trading day prior to the effectuation of the reverse stock split. Other than the number of outstanding shares of common stock disclosed in the Consolidated Balance Sheets, all prior period share amounts have been retroactively restated to reflect the reverse stock split.

Articles of Amendments - During the second quarter of 2013, the Company and the Bank amended their respective Articles of Incorporation to change their names to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these amendments, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013.

Repurchase of Warrants - On June 6, 2013, the U.S. Treasury accepted our bid to repurchase the warrant to purchase 128,663 shares of our voting common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The repurchase price agreed upon was $20,000. The repurchase transaction was completed on June 12, 2013. The repurchase of the warrants from the U.S. Treasury has completely eliminated the U.S. Treasury's equity stake in the Company through the TARP Capital Purchase Program.

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

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our efforts to raise capital or otherwise increase and maintain our regulatory capital ratios above the statutory and agreed upon minimums, including the impact of the capital rules under Basel III;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

•	the increase in the cost of capital of our Series T and Series T-ACB Preferred Stock if we do not redeem within five years of the date of issuance;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2013 and 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

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

In 2013, the Company executed a one-for-three reverse stock split and an amendment to the Company and Bank's Articles of Incorporation changing its name to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this reverse stock split.

Changes in Financial Position

Total assets at June 30, 2013 were $1,801.9 million, a decrease of $121.5 million, or 6.3%, compared to assets of $1,923.4 million at December 31, 2012. The loan portfolio, net of allowance for losses, was $1,291.8 million compared to $1,284.4 million at December 31, 2012. Gross loans held-for-investment increased by $5.3 million, or 0.4% as loan production has increased over the past six months. The allowance for loan losses decreased $2.2 million driven primarily by decreases in classified loans for the six months ended June 30, 2013 and decreased charge-offs in 2013 as compared to 2012. Total watch list and substandard loans were $88.7 million as compared to $102.9 million as of December 31, 2012, a decrease of $14.2 million. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Mortgage loans held-for-sale decreased by $5.1 million, or 18.5%, from December 31, 2012 to June 30, 2013 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. This decrease was the result of a smaller pipeline at June 30, 2013. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first six months of 2013 ranged from a low of $19.6 million in February 2013 to a high of $30.9 million in January 2013 and totaled $151.4 million for the six months ended June 30, 2013. Mortgage loans closed during the six months ended June 30, 2012 totaled $137.2 million.

The securities portfolio decreased from $343.1 million at December 31, 2012, to $330.3 million at June 30, 2013, a decrease of $12.8 million due to paydowns and maturities of $56.4 million and sales of $25.6 million in 2013. The portfolio is comprised of securities of U.S. government agencies (5.0%), mortgage-backed securities (61.5%), state and municipal securities (33.4%), and publicly traded common and preferred stocks (0.1%).

Other assets increased $1.6 million due largely to an increase in mortgage servicing rights of $1.3 million, an increase in forward sales commitments of $612,000 and an increase in other prepaid expense of $387,000 offset by a $652,000 reduction in prepaid FDIC expense and a $328,000 decrease in other misc assets. OREO decreased $4.9 million as the result of sales in the amount of $8.2 million, offset by transfers in the amount of $3.3 million for the six months ended June 30, 2013. Premises and equipment increased $561,000, or 1.34%. Deferred tax assets also decreased $2.1 million as the Company recorded $14.7 million in income before taxes for the year 2013. See Note 14 for detailed information regarding deferred tax assets.

Deposits decreased $108.6 million, or 6.7%, comparing June 30, 2013 to December 31, 2012. Overall, noninterest-bearing demand deposits decreased $21.3 million, or 7.8%, certificates of deposit (“CODs”) over $100,000 decreased $65.0 million, or 20.6%, and other CODs decreased $84.3 million, or 20.2%, while NOW, savings, and money market accounts increased $62.0 million, or 9.9%, Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Borrowed funds decreased $13.2 million, or 12.6%, comparing June 30, 2013 to December 31, 2012 as repurchase agreements decreased $13.2 million. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $25.3 million. The American Community merger added $10.4 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities, capital lease obligations and accrued interest payable combined decreased by $3.5 million, or 22.3%, from December 31, 2012 to June 30, 2013. Decreases in other liabilities resulted primarily from a $1.7 million decrease in liability related to the sale of the reinsurance subsidiary as well as a $1.3 million reduction in reserves established for sold loans. In addition, there was a $690,000 decrease in accrued interest payable as average deposits and borrowings have decreased year-over-year.

At June 30, 2013, total shareholders' equity was $174.6 million, or a book value of $10.17 per common share, compared to $170.8 million, or a book value of $9.93 per common share, at December 31, 2012. The Company's equity to assets ratio was 9.69% and 8.88%, at June 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth the Company's and the Bank's various capital ratios as of June 30, 2013 and December 31, 2012. The Company and the Bank exceeded the minimum regulatory capital ratios as of June 30, 2013, as well as the ratios to be considered "well capitalized."

	June 30, 2013		December 31, 2012
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	14.0%	13.7%	13.3%	13.0%
Tier 1 risk-based capital ratio	12.8%	12.5%	12.2%	11.7%
Leverage ratio	10.6%	10.3%	9.2%	8.9%

Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.

In July 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At June 30, 2013, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8% which it exceeded at June 30, 2013.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 19.0% at June 30, 2013 compared to 23.2% at December 31, 2012. Additional liquidity is provided by $119.7 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $241.6 million available for use as a source of collateral. At June 30, 2013, brokered deposits totaled $98,680, or 0.01% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $1,299 at June 30, 2013.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale COD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for COD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at June 30, 2013 or December 31, 2012.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal deposits totaled $166,000 at June 30, 2013 and $165,000 at December 31, 2012.

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

Results of Operations
Net income for the quarter ended June 30, 2013 was $4.8 million before preferred dividends, compared to net income of $11.0 million in the same period of 2012. Net income to common shareholders for the three month period ended June 30, 2013 was $4.2 million. Net income to common shareholders for the three month period ended June 30, 2012 was $10.2 million. Basic and diluted income per common share were $0.30 for the three month period ended June 30, 2013. Basic and diluted income per common share were $1.57 for the three month period ended June 30, 2012. On an annualized basis, first quarter results represent a return on average assets of 0.93% at June 30, 2013 compared to 2.08% at June 30, 2012, and a return on average equity of 9.63% compared to 26.93% at June 30, 2012.
Net income for the six month period ended June 30, 2013 was $9.5 million before preferred dividends, compared to net income of $14.5 million in the same period of 2012. Net income available to common shareholders for the six months ended June 30, 2013 was $8.4 million, compared to net income available to common shareholders of $12.8 million for the six months ended June 30, 2012. Basic and diluted earnings per common share were $0.59 for the six months ended June 30, 2013. Basic and diluted earnings per common share were $1.98 for the six months ended June 30, 2012. On an annualized basis, year-to-date results

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

represent a return on average assets of 0.92% at June 30, 2013 compared to 1.31% at June 30, 2012, and a return on average equity of 9.78% compared to 16.64% at June 30, 2012.
Prior year net income included a reversal of a valuation allowance on deferred tax assets which resulted in an income tax benefit of $9.4 million for the three and six months ended June 30, 2012.

Net Interest Income
Net interest income, the largest contributor to earnings, increased $963,000, or 6.4%, to $16.1 million in the second quarter of 2013, compared with $15.2 million in the same period of 2012. The overall increase in net interest income was primarily due to a decrease in interest expense on deposits of 48.4% as average interest bearing deposits are down 12% from the prior year and deposit costs are declining as time deposits continue to reprice at lower rates. The net interest margin increased to 3.90% in the second quarter of 2013 from 3.39% in the second quarter of 2012. The increase in net interest margin is primarily related to a decrease in deposit yields and borrowings cost. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Net interest income for the six months ended June 30, 2013 increased to $31.2 million from $31.1 million when compared to the same period in 2012. The net interest margin increased to 3.73% in the first six months of 2013 from 3.46% in the first six months of 2012. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$40,099	$63	0.32%	$68,830	$91	0.27%
Investment securities (1)	359,158	3,880	2.18%	351,196	4,260	2.44%
Total loans (1)(2)(6)(8)	1,323,294	33,685	5.13%	1,419,883	36,956	5.23%
Total interest-earning assets	1,722,551	37,628	4.41%	1,839,909	41,307	4.51%
Non-earning assets	125,861			125,527
Total assets	$1,848,412			$1,965,436
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$585,214	$523	0.18%	$556,603	$898	0.32%
Savings	71,746	36	0.10%	62,527	47	0.15%
Time certificates	649,736	4,345	1.35%	848,488	7,524	1.78%
Total interest bearing deposits	1,306,696	4,904	0.76%	1,467,618	8,469	1.16%
Repurchase agreements sold	39,371	76	0.39%	40,967	158	0.77%
Borrowed funds (7)	61,193	773	2.55%	63,449	1,057	3.35%
Total interest-bearing liabilities	1,407,260	5,753	0.82%	1,572,034	9,684	1.24%
Non-interest bearing deposits	255,659			231,674
Shareholders' equity	173,670			154,468
Other liabilities	11,822			7,260
Total average liabilities and shareholders' equity	$1,848,411			$1,965,436
Net interest income (3) and interest rate spread (5)		$31,875	3.58%		$31,623	3.28%
Net interest margin (4)			3.73%			3.46%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2013 and 2012 includes $113 and $103, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2013 and 2012 includes $18 and $56, respectively, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

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

The allowance for loan losses was $22.9 million at June 30, 2013, or 1.74% of loans held-for-investment, as compared to $25.1 million, or 1.92% of loans held-for-investment, at December 31, 2012. Decreases in the allowance for loan losses were due to decreased charge-offs and decreased criticized loans in the first half of 2013. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $22.9 million in total allowance for loan losses at June 30, 2013, the specific allowance for impaired loans accounted for $2.0 million, up from $1.4 million at year end as two new relationships were added to nonaccrual status during the first quarter and additional reserves were needed. See discussion below in "Nonperforming Assets" for further discussion of nonaccrual relationships. The remaining general allowance, $20.9 million, was attributed to performing loans and was down from $23.7 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.63% as of June 30, 2013 as compared to 1.86% as of December 31, 2012. The decrease in the general allowance was driven primarily by a decrease in charge-offs, as well as a decrease in substandard and watch loans of $14.2 million which resulted from a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. There were decreased provisions in many of the loan types including negative provisions for the six months ended June 30, 2013 for owner-occupied and non owner-occupied commercial real estate, 1-4 family residential, multifamily and home equity lines of credit as charge-offs, nonaccruals and classified loans in these categories decreased.

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

Net loan charge offs were $1.6 million, or 0.49% (annualized), of average loans, for the three months ended June 30, 2013 compared to $3.5 million, or 0.99% (annualized), of average loans for the three months ended June 30, 2012. Decrease in charge-offs is related to a significant decrease in problem loans over the past 12 months. Charge-offs over the past three years have been elevated due to declines in real estate values and overall economic conditions. For the six months ended June 30, 2013, net loan charge offs were $2.5 million, or 0.38% (annualized) of average loans compared to $8.6 million, or 1.22% (annualized) of average loans, for the six months ended June 30, 2012.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of June 30, 2013. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The downturn experienced in the real estate market from 2008 through 2011 resulted in increased loan delinquencies, defaults and foreclosures. In some cases, that downturn resulted in significant impairments to the value of collateral and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Management aggressively monitors its classified loans and is continuing to monitor credits with significant weaknesses. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values begin to decline in the future, it is more likely that we would be required to increase our allowance for loan losses and our net charge-offs which could have a material adverse effect on our financial condition and results of operations. Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

Our real estate portfolio has approximately $127.6 million of construction loans, $570.9 million of commercial real estate loans, $167.8 million in first lien mortgage loans, $195.6 million in home equity lines of credit and $33.7 million in multifamily mortgage loans as of June 30, 2013.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.   Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior lien mortgage loans and home equity lines of credit. Given the slow economic recovery, and real estate values that have been slow to recover, the Company recognizes that it may experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $1.2 million and $353,000, respectively, for the six months ended June 30, 2013. For the six months ended June 30, 2012, net charge-offs (recoveries) of construction and commercial real estate loans were $3.7 million and $3.5 million, respectively.

As of June 30, 2013, $5.4 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $9.8 million as of December 31, 2012. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $31.6 million at December 31, 2012 to $23.5 million at June 30, 2013. Nonperforming assets as a percentage of total assets decreased to 1.30% as of June 30, 2013 as compared to 1.64% as of December 31, 2012, due primarily to a decrease in foreclosed real estate since December 31, 2012 as the Company sold over $5 million in foreclosed properties in a recent auction. Total nonaccrual loans decreased from $22.8 million, or 1.71% of total loans, at December 31, 2012 to $19.7 million, or 1.47% of total loans, at June 30, 2013. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $2.0 million, up from $1.4 million at year end, due to the addition of two relationships for which additional reserves were required at June 30, 2013.

Approximately 45% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has decreased from 315 to 195 since December 31, 2012. The average nonaccrual loan balance is $101,000 and $71,000 as of June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, 84% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer relationship totaled $3.4 million.  This relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, acquisition of equipment and related operating expenses.  This relationship currently has a reserve of $954,453 assigned to it as of June 30, 2013.  Nonaccrual loans also include two other large relationships each totaling $1.8 million and $1.4 million, respectively as of June 30, 2013.   The first of these nonaccrual relationships consists of one loan that was originally used for working capital purposes and is secured by real

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

estate, account receivables, inventory and equipment.  This loan currently has a reserve of $87,939 assigned to it as of June 30, 2013. The second relationship consists of various loans, the proceeds of which were utilized for the purchase of two businesses and secured by the real estate.  This relationship does not have any specific reserve assigned to it as of June 30, 2013.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $1.8 million, or 40.4%, comparing the second quarters of 2013 and 2012. This increase was primarily related to an increase in mortgage banking income of $872,000, or 52.1% which resulted primarily from an increase in the fair value of mortgage servicing rights. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased by $8,000, or 0.6%, due primarily to a $88,000 decrease in NSF and ODP charges. This decrease was partially offset by an increase in service charges on business checking accounts of $58,000 and an increase in service charges on now and money market accounts of $21,000.

•
Other service fees increased $508,000 when comparing the second quarter of 2013 to the prior year due primarily to an increase of $478,000 in commissions and fees on annuity and mutual fund sales and investment service fee income. Increase in investment service fees and commissions was due to an increase in investment activity in 2013. ATM and debit card fee income also increased $25,000 as compared to the second quarter of 2012.

•	Net gain on sale of investment securities decreased $28,000 as fewer investments were sold in the second quarter of 2013 compared to 2012.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by $7,000, or 4.5%, during the three month period ended June 30, 2013.

•
Mortgage banking income increased approximately $872,000 for the second quarter of 2013 as servicing income including fair market value adjustments for mortgage servicing rights increased $950,000 from the prior year due to an increase in mortgage loans serviced from $264 million in June 2012 to $376 million in June 2013.

•
Other income increased by approximately $441,000, or 773.7%, for the second quarter of 2013. This increase is primarily due to the reversal of contingency reserve accounts established for the derisk transactions in the amount of $372,000.

For the six months ended June 30, 2013, total noninterest income increased approximately $3.9 million, or 49.6%, as compared to the six months ended June 30, 2012. An increase in the mortgage banking activities of $3.0 million made up the majority of the increase, due primarily to $1.3 million in negative provisions recorded related to reserves on sold loans and an increase in the fair value of mortgage servicing rights of $939,000. Other changes in noninterest income include the following:

•
Service charges on deposit accounts increased $18,000, or 0.7%, as service charges on business checking accounts (a major component of service charges) increased $95,000 and service charges on money market and now accounts increased $18,000. These increases were partially offset by a decrease in NSF (including overdraft privilege) of $96,000.

•	The increase in other service fees of $539,000 was due primarily to an increase in investment service fees and commissions of $561,000 as investment activity has increased in 2013.

•	Net gain on sale of investment securities decreased $24,000, or 8.0% due to decreased sales activity during the six months ended June 30, 2013 as compared to 2012.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 3.5% during the six months ended June 30, 2013.

•
Mortgage banking activities increased approximately $3.0 million, or 107.4% for the six months ended June 30, 2013 as $1.3 million in negative provisions were recorded related to reserves on sold loans and the fair value of

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

servicing rights increased $939,000 as compared to the prior year due to an increase in mortgage loans serviced from $264 million in June 2012 to $376 million in June 2013.

•
Other income, including gains on sale of loans, increased by approximately $421,000, or 318.9%, year-to-date primarily due to the reversal of contingency reserve accounts established for the derisk transactions in the amount of $372,000.

Noninterest Expense

Total noninterest expenses were $14.8 million for the second quarter of 2013, compared to $15.7 million in the same period of 2012, a decrease of $889,000, or 5.7%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended June 30, 2013 and 2012 was 0.82%, and 0.80%, respectively. Noninterest expense to average assets for the six months ended June 30, 2013 and 2012 was 1.52%, and 1.49%, respectively. Efficiency ratios for the three months ended June 30, 2013 and 2012 were 66.55% and 65.63%, respectively. Efficiency ratios for the six months ended June 30, 2013 and 2012 were 66.53% and 72.73%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and gains on sale of other real estate owned to the total of the taxable equivalent net interest income and noninterest income.

The following is a summary of the fluctuations for the quarter and six months ended June 30, 2013 as compared to June 30, 2012:

•
Quarter-to-date, salaries and employee benefit expenses increased by $1.6 million, or 25.2%. The major components of this increase are summarized as follows:  Salaries and wages increased $485,000 due to the addition of several new managerial positions across the Company since June 2012, as well as annual increases. Incentive compensation also increased $813,000 as the Company began accruing for a new Company wide incentive program for all employees in 2013. Other increases include a $210,000 increase in commissions and a $46,000 increase in 401(k) expense.

•
Year-to-date, salaries and employee benefit expenses increased by $2.9 million, or 23.1%. The major components of this increase are summarized as follows:  Salaries and wages increased by $898,000 due to personnel additions and annual increases.  Related payroll taxes also increased $179,000, and 401(k) expense also increased $183,000. Commission expenses increased by $250,000 and incentive compensation increased $1.4 million due to the new incentive program noted above.

•
Occupancy and equipment expenses increased by $161,000, or 9.0%, for the quarter and $124,000, or 3.4%, for the six months ended June 30, 2013 due to an increase in software and equipment maintenance costs.

•
Advertising and marketing expense increased by $333,000, or 333.0%, comparing the second quarter 2013 with the second quarter 2012. Year-to-date advertising and marketing expense increased by $513,000, or 291.5%. The increases are the direct result of a rebranding project announced in early 2013, including a Company and Bank name change.

•
Data processing expense decreased $103,000, or 22.7%, for the quarter and $96,000, or 11.4% year-to-date due to the implementation of live branch capture in 2013 which reduced daily courier service costs and provides additional efficiencies.

•
Communication expense decreased $16,000, or 4.5%, for the second quarter of 2013 compared to the second quarter of 2012. Year-to-date communications expense decreased $35,000, or 5.0%. Decreases in communications expense is due to efforts made to decrease overall costs.

•	FDIC assessment expenses decreased $17,000 for the quarter and $120,000 year-to-date, as deposits have decreased 9% since the second quarter of 2012.

•
Net cost of operation of other real estate owned decreased $2.9 million compared to the second quarter of 2012 as the Company recorded $272,000 in gains on sales for the quarter ended June 30, 2013 which resulted from a recent auction of foreclosed properties as compared to $2.4 million in writedowns recorded in the second quarter of 2012. Net cost of operation of other real estate owned decreased $5.0 million for the six months ended June 30, 2013 as compared to the prior year. $1.2 million in gains on sales were recorded in 2013 as the turnout and sales from the auction announced in late 2012 were higher than anticipated. In the prior year, the Company recorded losses on sales and writedowns of $3.2 million for the six months ended June 30, 2012.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

•
Loan collection fees decreased $3,000, or 1.5%, compared to the second quarter of 2012 and decreased $23,000, or 5.2%, year-to-date as past dues and classified loans have decreased significantly since the prior year.

•
Other professional fees increased $18,000 for the quarter and $189,000 year-to-date when compared to the prior year due to increased accruals for internal audit services performed by a third party and external credit risk review. The additional accruals are for anticipated higher costs as well as the timing of accruals as compared to the prior year.

•
Quarter-to-date other operating expenses increased by $157,000, or 6.8%. Other expenses in 2013 includes additional expenses accrued for the recently announced corporate rebranding and name change in the amount of $212,000. Other increases include a $166,000 increase in transfer agent fees related to the recent 1-for-3 reverse stock split; and a $98,000 increase in software related expenses. Accounting expenses also increased $29,000 due to the projects noted above. Offsetting these increases was a decrease in training expense of $298,000 as prior year expenses included a company wide training initiative.

•
Year-to-date other operating expenses increased approximately $464,000 or 10.5%. Increases include a $222,000 increase in transfer agent fees related to the recent 1-for-3 reverse stock split and additional filings required in connection with the recent capital raise and $377,000 in expenses related to the rebranding project. Increases also include a $111,000 increase in check losses, a $85,000 increase in audit and accounting fees, and a $189,000 increase in software related expenses. In addition, approximately $97,000 in third party fees were incurred related to recent projects including the capital raise, loan sale and OREO auction. These increases were offset by a decrease in training expense of $426,000 as the Company embarked on a training program for all employees in 2012 and a $97,000 decrease in attorney fees.

Income Tax Expense

The Company recorded income tax expense for the three and six months ended June 30, 2013 of $2.6 million and $5.2 million, respectively . The Company recorded an income tax benefit for the three and six months ended June 30, 2012 of $9.4 million, as the valuation allowance for deferred taxes was reversed in the second quarter of 2012. The reversal of the allowance was based primarily on a return to profitability as the Company has reported four consecutive quarters of net income, projected net income over the next 12 months and improving credit quality metrics. The effective tax rate for the three months ended June 30, 2013 was 35.1% as compared to 100.2% for the three months ended June 30, 2012, excluding the reversal of allowance. The effective tax rate for the six months ended June 30, 2013 was 35.5% as compared to 31.8% for the six months ended June 30, 2012, excluding the reversal of allowance. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported as and when required, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Part II. Other Information

Item 1.     Legal Proceedings
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit #	Description
3.1
Articles of Amendment to the Company's Articles of Incorporation (to change the name of the Company from Yadkin Valley Financial Corporation to Yadkin Financial Corporation) (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013)

3.2
Articles of Amendment to the Company's Articles of Incorporation (to effect a one-for-three reverse stock split) (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013)

4.1	Form of certificate of Voting Common Stock
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.(1)

_________________

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013

Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Financial Corporation

BY:	/s/ Joseph H. Towell
Joseph H. Towell, President and Chief Executive Officer

BY:	/s/ Jan H. Hollar
Jan H. Hollar, Principal Accounting Officer, Executive Vice President and Chief Financial Officer

July 25, 2013

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2013