Form 10-Q
period 2013-09-30
YADKIN FINANCIAL Corp
filed 2013-10-24
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013

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
Yes ☒ No ☐

Shares of Voting Common Stock outstanding as of October 24, 2013, par value $1.00 per share, were 13,728,989 and shares of Non-Voting Common Stock outstanding as of October 24, 2013, par value $1.00 per share, were 654,997.

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the period ended September 30, 2013 and the three and nine months ended September 30, 2013 and 2012

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012*
	(Amounts in thousands, except share data)
ASSETS:
Cash and due from banks	$32,417	$36,125
Federal funds sold	15	50
Interest-bearing deposits	6,695	102,221
Securities available-for-sale at fair value (amortized cost $330,619 in 2013 and $336,349 in 2012)	328,690	343,120
Gross loans	1,333,437	1,309,504
Less: allowance for loan losses	21,014	25,149
Net loans	1,312,423	1,284,355
Loans held-for-sale	12,632	27,679
Accrued interest receivable	6,339	6,376
Premises and equipment, net	41,050	41,849
Other real estate owned	2,989	8,738
Federal Home Loan Bank stock, at cost	5,273	4,154
Investment in bank-owned life insurance	26,888	26,433
Core deposit intangible (net of accumulated amortization of $10,387 in 2013 and $9,869 in 2012)	2,133	2,653
Deferred tax assets	26,588	31,358
Other assets	9,385	8,327
Total Assets	$1,813,517	$1,923,438
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand deposits	$266,951	$273,912
Interest-bearing deposits:
NOW, savings and money market accounts	676,502	624,460
Time certificates:
$100 or more	236,787	316,146
Other	311,096	417,144
Total Deposits	1,491,336	1,631,662

Short-term borrowings	85,129	39,192
Long-term borrowings	45,951	65,944
Capital lease obligations	2,293	2,325
Accrued interest payable	927	1,629
Other liabilities	9,009	11,892
Total Liabilities	$1,634,645	$1,752,644

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 issued and outstanding in 2013 and 2012	28,339	27,942
Common stock, $1 par value, 33,333,333 shares authorized at September 30, 2013 and December 31, 2012; 14,383,986 issued and outstanding in 2013 and 14,383,750 issued and outstanding in 2012	14,384	43,152
Warrants	1,731	3,581
Surplus	187,113	156,176
Accumulated deficit	(51,528)	(64,241)
Accumulated other comprehensive income (loss)	(1,167)	4,184
Total Shareholders' Equity	178,872	170,794
Total Liabilities and Shareholders' Equity	$1,813,517	$1,923,438
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three and nine months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$16,849	$17,735	$50,478	$54,618
Interest on federal funds sold	—	9	8	24
Interest and dividends on securities:
Taxable	813	1,165	2,578	3,797
Non-taxable	803	509	2,272	1,637
Interest-bearing deposits	5	28	60	103
TOTAL INTEREST INCOME	18,470	19,446	55,396	60,179
INTEREST EXPENSE:
Time deposits of $100 or more	877	1,762	3,238	5,667
Other time and savings deposits	1,034	2,018	3,578	6,582
Borrowed funds	423	477	1,271	1,692
TOTAL INTEREST EXPENSE	2,334	4,257	8,087	13,941
NET INTEREST INCOME	16,136	15,189	47,309	46,238
PROVISION FOR LOAN LOSSES	40	4,251	332	8,820
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,096	10,938	46,977	37,418
NON-INTEREST INCOME:
Service charges on deposit accounts	1,336	1,319	3,923	3,887
Other service fees	1,259	857	3,587	2,646
Net gain on sale of securities	253	1,348	529	1,648
Income on investment in bank-owned life insurance	152	159	454	473
Mortgage banking activities	1,713	1,599	7,545	4,412
Other than temporary impairment of cost method investments	—	—	(39)	—
Gain (loss) on sale of loans	—	(900)	373	(900)
Gain on sale of branch	310	—	310	—
Other income	358	283	539	415
TOTAL NON-INTEREST INCOME	5,381	4,665	17,221	12,581
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,780	6,914	23,122	19,378
Occupancy and equipment expense	2,001	1,813	5,766	5,459
Advertising and marketing	348	103	1,036	279
Data processing	374	456	1,118	1,295
Amortization of core deposit intangible	166	266	518	820
Communications	350	314	1,021	1,019
FDIC assessment	363	650	1,597	2,004
Loan collection fees	203	211	621	679
Other professional fees	237	491	1,211	1,276
Net cost of operation of other real estate owned	93	1,322	(903)	5,295
Gain on sale of premises and equipment	154	—	154	(22)
Other	2,081	2,252	6,946	6,620
TOTAL NON-INTEREST EXPENSES	14,150	14,792	42,207	44,102
INCOME BEFORE INCOME TAXES	7,327	811	21,991	5,897
INCOME TAX EXPENSE (BENEFIT)	2,616	54	7,822	(9,329)
NET INCOME	4,711	757	14,169	15,226
Preferred stock dividend and accretion of preferred stock discount	421	838	1,456	2,493
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$4,290	$(81)	$12,713	$12,733
NET INCOME (LOSS) PER COMMON SHARE (1):
Basic	$0.30	$—	0.90	$1.98
Diluted	$0.30	$—	0.89	$1.98
CASH DIVIDENDS PER COMMON SHARE	—	—	—	—
(1) Net income per share has been adjusted to reflect a 1-for-3 reverse stock split in 2013.
See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (UNAUDITED)
Three and nine months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands)
NET INCOME	$4,711	$757	$14,169	$15,226
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	(110)	1,974	(8,169)	3,239
Tax effect	40	(760)	3,143	(1,247)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	(70)	1,214	(5,026)	1,992
Reclassification adjustment for realized gains	(253)	(1,348)	(529)	(1,648)
Tax effect	98	519	204	634
Reclassification adjustment for realized gains, net of tax amount	(155)	(829)	(325)	(1,014)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(225)	385	(5,351)	978
COMPREHENSIVE INCOME	$4,486	$1,142	$8,818	$16,204

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Nine months ended September 30, 2013 and 2012

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares (1)	Amount	Stock	Warrants	Surplus	Deficit	Income (Loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net income	—	—	—	—	—	15,226	—	15,226
Issuance of common stock	497,500	498	—	—	(498)	—	—	—
Restricted stock issued (forfeited)	(20,000)	(20)	—	—	20	—	—	—
Discount accretion on preferred stock	—	—	644	—	—	(644)	—	—
Share based compensation:
stock options	—	—	—	—	23	—	—	23
restricted stock	—	—	—	—	272	—	—	272
Preferred stock dividends	—	—	—	—	—	(1,849)	—	(1,849)
Other comprehensive income	—	—	—	—	—	—	978	978
BALANCE, SEPTEMBER 30, 2012	20,003,688	$20,004	$48,033	$3,581	$117,700	$(38,923)	$4,841	$155,236

BALANCE, DECEMBER 31, 2012	43,151,652	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794
Net income	—	—	—	—	—	14,169	—	14,169
1-for-3 reverse stock split	(28,767,902)	(28,768)	—	—	28,768	—	—	—
Repurchase of fractional shares	(3,006)	(3)	—	—	(36)	—	—	(39)
Restricted stock issued	3,242	3	—	—	(3)	—	—	—
Repurchase and cancellation of warrants	—	—	—	(1,850)	1,830	—	—	(20)
Discount accretion on preferred stock	—	—	397	—	—	(397)	—	—
Share based compensation:
stock options	—	—	—	—	18	—	—	18
restricted stock	—	—	—	—	360	—	—	360
Preferred stock dividends	—	—	—	—	—	(1,059)	—	(1,059)
Other comprehensive loss	—	—	—	—	—	—	(5,351)	(5,351)
BALANCE, SEPTEMBER 30, 2013	14,383,986	$14,384	$28,339	$1,731	$187,113	$(51,528)	$(1,167)	$178,872

(1) Shares outstanding at September 30, 2013 include 13,728,989 shares of voting common stock and 654,997 shares of non-voting common stock. All shares outstanding at September 30, 2012 were voting common stock.

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,169	$15,226
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	5,218	5,545
Provision for loan losses	332	8,820
(Gain) loss on sales of loans held-for-sale	(373)	900
Net gain on sale of mortgage loans	(4,192)	(2,309)
Reversal of provision for mortgage loans sold	(1,288)	—
Other than temporary impairment of investments	39	—
Increase in cash surrender value of life insurance	(454)	(473)
Depreciation and amortization	2,136	2,028
(Gain) loss on sales and impairment of premises and equipment	154	(22)
Net (gains) losses on sale and write downs of other real estate owned	(1,130)	4,595
Gain on sale of securities	(529)	(1,648)
Amortization of core deposit intangible	518	820
Deferred tax provision (benefit)	8,115	(8,987)
Stock based compensation expense	378	295
Originations of mortgage loans held-for-sale	(216,880)	(100,516)
Proceeds from sales of mortgage loans	236,120	108,393
Decrease in capital lease obligations	(32)	(67)
Decrease in accrued interest receivable	37	515
(Increase) decrease in other assets	(2,876)	4,246
Decrease in accrued interest payable	(702)	(873)
Decrease in other liabilities	(1,221)	(1,435)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,539	35,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(112,655)	(73,767)
Proceeds from sales of available-for-sale securities	42,505	35,444
Proceeds from maturities of available-for-sale securities	72,971	55,883
Net (increase) decrease in loans	(31,961)	52,550
(Payments for) proceeds from Federal Home Loan Bank stock	(1,119)	1,975
Purchases of premises and equipment	(2,504)	(1,383)
Proceeds from the sale of premises and equipment	1,015	37
Proceeds from the sale of other real estate owned	10,439	11,446
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,309)	82,185
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	45,082	7,167
Net decrease in time certificates	(185,407)	(87,048)
Net increase (decrease) in borrowed funds	25,944	(3,240)
Payment of fractional shares in the 1-for-3 stock split	(39)	—
Preferred dividends paid	(1,059)	(3,813)
Repurchase of warrants	(20)	—
NET CASH USED IN FINANCING ACTIVITIES	(115,499)	(86,934)
See notes to condensed consolidated financial statements
YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(99,269)	$30,304

CASH AND CASH EQUIVALENTS:
Beginning of year	138,396	92,918
End of year	$39,127	$123,222

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$8,817	$18,317
Cash paid for income taxes	$—	$—

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$3,560	$13,369
Transfer from other assets to investment securities available-for-sale	$1,780	$—
Unrealized gain (loss) on investment securities available-for-sale, net of tax effect	$(5,026)	$1,992

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company") and its subsidiary, Yadkin Bank (the "Bank"). The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2012 Annual Report on Form 10-K (the "2012 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. Operating results, for the three and nine months ended September 30, 2013, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2012 Form 10-K.

Reclassifications - Certain expenses reported in prior periods have been reclassified to conform to the 2013 presentation. Reclassifications include certain loan collection and occupancy expenses that were previously recorded in other expenses that have now been reclassified to loan collection fees and occupancy expense.

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All outstanding options and restricted shares and earnings per share calculations have been adjusted for the effect of this reverse stock split. For additional information related to the reverse stock split, see Note 16, Other Events.

The reclassifications above had no effect on net income or shareholders' equity, as previously reported.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

3. Stock-based Compensation

During the three and nine months ended September 30, 2013, 333 and 2,135 options were vested, respectively. During the three and nine months ended September 30, 2012, 333 and 2,833 options were vested, respectively. Total options outstanding at September 30, 2013 were 52,950, of which 4,033 options were unvested.

During the nine months ended September 30, 2013, 1,666 options were granted. The weighted average fair value of the options granted was $7.55 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.00%; expected volatility of 101.70%; risk-free interest rate of 1.00%; and expected life of seven years. There were no options granted for the three months ended September 30, 2013. There were no options exercised for the three and nine months ended September 30, 2013. There were no options granted or exercised for the three and nine months ended September 30, 2012.

As of September 30, 2013, there are 211,159 restricted shares outstanding, of which 32,878 shares of restricted stock are vested and 178,281 shares are nonvested. As of December 31, 2012, there were 207,917 restricted shares outstanding, of which 14,549 shares of restricted stock were vested and 193,368 shares were nonvested. There were 3,242 shares of restricted stock issued during the nine months ended September 30, 2013 at an average fair value of $12.65. There were no shares of restricted stock issued during the three months ended September 30, 2013. There were 165,833 shares of restricted stock issued during the nine months ended September 30, 2012 at an average fair value of $6.93, and 6,666 restricted shares were forfeited.

The compensation expense related to options and restricted shares was $124,990 and $377,521 for the three and nine month period ended September 30, 2013, respectively. The compensation expense related to options and restricted shares was $130,344 and $294,384 for the three and nine month period ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, there was $669,507 and $993,423, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 1.5 years.

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All outstanding options and restricted shares and earnings per share calculations have been adjusted for the effect of this reverse stock split. For additional information related to the reverse stock split, see Note 16, Other Events.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

4. Investment Securities

Investment securities at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$1,698	$—	$8	$1,690
After 1 but within 5 years	15,041	—	195	14,846
	16,739	—	203	16,536
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	—	—	—	—
After 1 but within 5 years	214	11	—	225
After 5 but within 10 years	16,231	267	—	16,498
After 10 years	102,464	646	1,265	101,845
	118,909	924	1,265	118,568
Collateralized mortgage obligations due:
After 1 but within 5 years	3,435	—	6	3,429
After 5 but within 10 years	5,323	152	1	5,474
After 10 years	60,171	637	219	60,589
	68,929	789	226	69,492
Private label collateralized mortgage obligations due:
After 5 but within 10 years	151	—	—	151
After 10 years	11,457	21	197	11,281
	11,608	21	197	11,432
State and municipal securities due:
Within 1 year	1,061	20	—	1,081
After 1 but within 5 years	6,376	280	—	6,656
After 5 but within 10 years	38,790	1,227	670	39,347
After 10 years	66,338	457	4,253	62,542
	112,565	1,984	4,923	109,626
Common and preferred stocks:	1,869	1,167	—	3,036
Total available-for-sale securities	$330,619	$4,885	$6,814	$328,690

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$10,005	$15	$—	$10,020
After 1 but within 5 years	17,479	29	1	17,507
	27,484	44	1	27,527
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	119	2	—	121
After 1 but within 5 years	315	26	—	341
After 5 but within 10 years	10,371	341	—	10,712
After 10 years	94,319	2,089	325	96,083
	105,124	2,458	325	107,257
Collateralized mortgage obligations due:
After 1 but within 5 years	648	2	—	650
After 5 but within 10 years	9,975	206	3	10,178
After 10 years	111,155	902	292	111,765
	121,778	1,110	295	122,593
Private label collateralized mortgage obligations due:
After 5 but within 10 years	178	—	—	178
After 10 years	848	19	—	867
	1,026	19	—	1,045
State and municipal securities due:
Within 1 year	620	6	—	626
After 1 but within 5 years	5,734	321	—	6,055
After 5 but within 10 years	24,464	1,698	12	26,150
After 10 years	50,031	2,064	361	51,734
	80,849	4,089	373	84,565
Common and preferred stocks:	88	46	1	133
Total available-for-sale securities	$336,349	$7,766	$995	$343,120

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At September 30, 2013, $118.6 million of the Bank's mortgage-backed securities were pass-through securities and $80.9 million were collateralized mortgage obligations. At December 31, 2012, $107.3 million of the Bank's mortgage-backed securities were pass-through securities and $123.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three and nine months ended September 30, 2013 were $253,433 and $575,573, respectively. There were no gross losses on the sale for the three months ended September 30, 2013 and $46,589 in gross losses on the sale of securities available-for-sale for the nine months ended September 30, 2013. There were $1.3 million and $1.6 million in gross gains for the three and nine months ended September 30, 2012, respectively. There were no gross losses on the sale of available-for-sale securities for the three and nine months ended September 30, 2012.

Investment securities with carrying values of approximately $82,154,489 and $88,652,919 at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. Securities that have been in a loss position for twelve months or more at September 30, 2013 include one private label collateralized mortgage obligation and one collateralized mortgage obligation. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. Securities that have been in a loss position for twelve months or more at December 31, 2012 include three collateralized mortgage obligations, one private label collateralized mortgage obligation and two other securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to market concerns. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three and nine months ended September 30, 2013, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$16,536	$203	$—	$—	$16,536	$203
Government sponsored agencies:
Residential mortgage-backed securities	63,785	1,265	—	—	63,785	1,265
Collateralized mortgage obligations	18,213	185	2,268	41	20,481	226
Private label collateralized mortgage obligations	6,095	197	151	—	6,246	197
State and municipal securities	64,401	4,923	—		64,401	4,923
Total temporarily impaired securities	$169,030	$6,773	$2,419	$41	$171,449	$6,814

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$2,429	$1	$—	$—	$2,429	$1
Government sponsored agencies:
Residential mortgage-backed securities	12,021	325	—	—	12,021	325
Collateralized mortgage obligation	27,417	127	7,626	168	35,043	295
Private label collateralized mortgage obligations	—	—	178	—	178	—
State and municipal securities	22,899	373	—	—	22,899	373
Common and preferred stocks, and other	—	—	60	1	60	1
Total temporarily impaired securities	$64,766	$826	$7,864	$169	$72,630	$995

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $5,952,123 at September 30, 2013 and $6,706,012 at December 31, 2012. Cost method investments at September 30, 2013 include $5,273,000 in Federal Home Loan Bank ("FHLB") stock and $679,123 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at September 30, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. During the nine months ended September 30, 2013, the Company's investment in a financial services company was considered to be other than temporarily impaired and approximately $39,185 was charged-off. The remaining value of the investment after the charge-off was $62,815 at September 30, 2013. There were no other than temporary impairments recorded for the three months ended September 30, 2013. There were no other than temporary impairments recorded for the three and nine months ended September 30, 2012.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At September 30, 2013, the Company had commitments outstanding of $307.2 million for additional loan amounts. Commitments of the Bank's mortgage lending department are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $4.7 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At September 30, 2013, the Bank had $25.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $38.0 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three and nine months ended September 30, 2013 excludes 178,281 shares of unvested restricted stock. Weighted average shares outstanding for the three and nine months ended September 30, 2012 excludes 199,279 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic EPS denominator:
Weighted average number of common shares outstanding	14,205,705	6,463,084	14,202,097	6,460,883
Dilutive potential common shares	43,447	—	5,415	—
Diluted EPS denominator	14,249,152	6,463,084	14,207,512	6,460,883

For the quarter and nine months ended September 30, 2013 and 2012, net income for determining net income per common share was reported as net income less the dividend on preferred stock. During the quarter and nine months ended September 30, 2013, there were 48,452 and 52,950 warrants and stock options, respectively, that were not considered dilutive because the exercise prices exceeded the average market price per share. The non-dilutive options had exercise prices ranging from $20.37 to $57.21 per share for the three months ended September 30, 2013 and exercise prices ranging from $11.52 to $57.21 per share for the nine months ended September 30, 2013. During the quarter and nine months ended September 30, 2013, 136,259 and 173,414 shares of restricted stock, respectively, were not considered dilutive because they were antidilutive under the treasury stock method or

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

because performance and service criteria had not been met. During the three and nine months ended September 30, 2012, there were 82,322 warrants and stock options that were not considered dilutive.

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this reverse stock split. For additional information related to the reverse stock split, see Note 16, Other Events.

8. Shareholders' Equity

Effective October 1, 2012, North Carolina passed the Banking Modernization Act, pursuant to Section 53C-4-7 of which, the Bank, as a North Carolina banking corporation, may pay dividends if such distributions will not reduce its capital below its applicable “required capital.” The Bank's “required capital” is that amount of capital required for the Bank to be deemed “adequately capitalized” under applicable federal regulatory capital ratios. Currently, the Bank exceeds each of these federal regulatory capital ratios. However, the Bank is currently prohibited from paying dividends to the holding company without prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Banking Commissioner. In addition, the Company has committed to the regulators that the Bank will maintain a Tier 1 leverage ratio of 8.0%, which is higher than the statutory Tier 1 leverage ratio of 5.0% to be classified as well-capitalized. The Bank's Tier 1 leverage ratio is 10.9% at September 30, 2013 and exceeds committed levels.

As further explained in Note 16, Other Events, during the second quarter of 2013, the Company executed a one-for-three reverse stock split and amendments to the Company's and the Bank's Articles of Incorporation changing their names to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this reverse stock split.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $1.9 million at September 30, 2013, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $145,930. The Company had a gain of $8,138 on the interest rate swap asset and a loss of $8,138 on the interest rate swap liability for the quarter ended September 30, 2013. The Company had a gain of $50,077 on the interest rate swap asset and a loss of $50,077 on the interest rate swap liability for the nine months ended September 30, 2013. The Company had a gain of $334 on the interest rate swap asset and a loss of $334 on the interest rate swap liability for the quarter ended September 30, 2012. The Company had a gain of $4,057 on the interest rate swap asset and a loss of $4,057 on the interest rate swap liability for the nine months ended September 30, 2012. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2012 and was included in other assets and other liabilities at their fair market value of $196,006. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

At September 30, 2013, the Bank had $25.5 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $38.0 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $259,855 at September 30, 2013. The fair value of the interest rate lock commitments recorded in other assets was $483,935 at September 30, 2013. Recognition of losses and gains related to the change in fair value of forward sales commitments were $(871,940) and $220,951 for the three and nine months ended September 30, 2013, respectively, and are included in mortgage banking activities income. Recognition of gains and losses related to the change in fair value of the interest rate lock commitments were $796,052 and $(388,909) for the three and nine months ended September 30, 2013, respectively, and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $64,294 and $41,610 for the three months ended September 30, 2012, respectively, and are included in other income. Recognition of gains related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $141,071 and $330,279 for the nine months ended September 30, 2012, respectively, and are included in other income. At December 31, 2012, the Bank had $46.7 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $71.5 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $480,806 at December 31, 2012. The fair value of the interest rate lock commitments recorded in other assets was $872,844 at December 31, 2012.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at September 30, 2013 and December 31, 2012 by class:

	June 30,	December 31,
	2013	2012
	(in thousands)
Construction and land development	$128,950	$131,981
Commercial real estate:
Owner occupied	374,377	342,962
Non-owner occupied	201,077	211,489
Residential mortgages:
Secured 1-4 family	171,747	168,611
Multifamily	40,662	35,337
Home equity lines of credit	193,299	191,888
Commercial	171,031	174,440
Consumer and other	51,353	51,664
Total	1,332,496	1,308,372
Less: Net deferred loan origination fees	941	1,132
Allowance for loan losses	(21,014)	(25,149)
Loans, net	$1,312,423	$1,284,355

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, residential mortgages, and home equity lines of credit.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Commercial real estate loans totaled $575.5 million and $554.5 million at September 30, 2013 and December 31, 2012, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $129.0 million and $132.0 million at September 30, 2013 and December 31, 2012, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes; however, the Bank also engages in selected speculative housing lending to existing builder clients utilizing lots that the Bank has a collateral interest in. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $171.7 million and $168.6 million at September 30, 2013 and December 31, 2012, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
Home equity lines of credit totaled $193.3 million and $191.9 million at September 30, 2013 and December 31, 2012, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties with interest only payment options during a draw period. At the end of the draw period, the line of credit generally converts to an amortizing payment with repayment terms of up to 30 years.
Commercial Loans. At September 30, 2013 and December 31, 2012, the Bank's commercial loan portfolio totaled $171.0 million and $174.4 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans. Consumer loans totaled $51.4 million and $51.7 million at September 30, 2013 and December 31, 2012, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

The following is a summary of credit quality indicators by class at September 30, 2013 and December 31, 2012:

Real Estate Credit Exposure as of September 30, 2013
		Commercial Real Estate
	Construction	Owner Occupied	Non-owner Occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$115	$—	$—	$—	$121
Good Quality	364	—	1,599	1,004	717	6,897
Satisfactory	21,774	124,230	52,587	98,437	6,969	119,019
Merits Attention	87,417	219,372	131,433	59,464	31,556	59,673
Special Mention	14,753	19,058	8,783	5,764	557	4,706
Substandard	1,178	4,226	1,535	3,371	580	1,510
Substandard impaired	3,464	7,376	5,140	3,707	283	1,373
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$128,950	$374,377	$201,077	$171,747	$40,662	$193,299

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Other Credit Exposures as of September 30, 2013
	Commercial	Consumer and Other	Total Loans
	(in thousands)
High Quality	$2,222	$1,755	$4,213
Good Quality	5,192	1,200	16,973
Satisfactory	53,611	21,858	498,485
Merits Attention	90,359	25,511	704,785
Special Mention	9,563	689	63,873
Substandard	7,931	34	20,365
Substandard impaired	2,153	306	23,802
Doubtful	—	—	—
Loss	—	—	—
	$171,031	$51,353	$1,332,496

Real Estate Credit Exposure as of December 31, 2012
		Commercial Real Estate
	Construction	Owner Occupied	Non-owner Occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$119	$—	$375	$—	$111
Good Quality	464	—	—	1,301	—	6,756
Satisfactory	22,284	115,347	58,577	95,727	7,945	118,497
Merits Attention	78,668	191,958	129,283	56,629	25,681	59,568
Special Mention	16,797	23,396	16,084	7,862	571	4,228
Substandard	3,939	4,286	2,136	2,850	601	1,687
Substandard impaired	9,829	7,856	5,409	3,867	539	1,041
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$131,981	$342,962	$211,489	$168,611	$35,337	$191,888

Other Credit Exposures as of December 31, 2012
	Commercial	Consumer and Other	Total Loans
	(in thousands)
High Quality	$2,430	$2,289	$5,324
Good Quality	5,738	1,316	15,575
Satisfactory	62,071	22,459	502,907
Merits Attention	82,243	24,425	648,455
Special Mention	16,809	551	86,298
Substandard	1,009	122	16,630
Substandard impaired	4,140	502	33,183
Doubtful	—	—	—
Loss	—	—	—
	$174,440	$51,664	$1,308,372

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of September 30, 2013 and December 31, 2012.

Nonperforming loans as of September 30, 2013 totaled $17.9 million, or 1.33% of total loans, compared with $22.8 million, or 1.71% of total loans, as of December 31, 2012. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 315 at December 31, 2012 to 203 at September 30, 2013.

The following is a breakdown of nonaccrual loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$3,464	$7,385
Commercial real estate:
Owner occupied	5,419	5,787
Non-owner occupied	2,130	1,697
Mortgages:
Secured 1-4 family first lien	3,312	3,123
Multifamily	283	539
Home equity lines of credit	1,373	1,041
Commercial	1,622	2,790
Consumer and other	271	455
Total	$17,874	$22,817

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
September 30, 2013	(in thousands)
Construction	$815	$194	$1,279	$2,288	$126,662	$128,950
Commercial real estate:
Owner occupied	641	—	1,028	1,669	372,708	374,377
Non-owner occupied	176	42	389	607	200,470	201,077
Commercial	546	76	1,403	2,025	169,006	171,031
Mortgages:
Secured 1-4 family- first lien	553	668	1,717	2,938	168,809	171,747
Multifamily	—	—	27	27	40,635	40,662
Home equity lines of credit	423	—	79	502	192,797	193,299
Consumer and other	265	12	63	340	51,013	51,353
Total	$3,419	$992	$5,985	$10,396	$1,322,100	$1,332,496

December 31, 2012
Construction	$4,395	$345	$1,865	$6,605	$125,376	$131,981
Commercial real estate:
Owner occupied	838	114	4,237	5,189	337,773	342,962
Non-owner occupied	1,688	500	1,098	3,286	208,203	211,489
Commercial	2,027	34	2,660	4,721	169,719	174,440
Mortgages:
Secured 1-4 family- first lien	2,767	910	2,226	5,903	162,708	168,611
Multifamily	12	—	10	22	35,315	35,337
Home equity lines of credit	1,980	52	924	2,956	188,932	191,888
Consumer and other	236	45	342	623	51,041	51,664
Total	$13,943	$2,000	$13,362	$29,305	$1,279,067	$1,308,372

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

Impaired loans under $250,000 are collectively reviewed for impairment based on homogeneous pools established for each class of impaired loans with similar risk characteristics in accordance with ASC 310-10-35-21 and are not included with non-impaired loans. Separate loss given probability of default rates are calculated for each impaired pool representing the risk associated with impaired loans less than $250,000 for that pool of loans. Total impaired loans under $250,000 collectively evaluated were

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

$6,542,480 and $7,827,783, respectively, as of September 30, 2013 and December 31, 2012. Reserves on impaired loans collectively evaluated were $2,150,516 and $2,179,128 as of September 30, 2013 and December 31, 2012, respectively.

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2013 and December 31, 2012:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2013	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$3,990	$4,345	$—	$4,602	$39	$5,341	$99
Commercial real estate:
Owner occupied	7,058	7,606	—	5,417	53	4,140	102
Non-owner occupied	5,490	5,559	—	5,358	70	5,419	183
Commercial	4,419	5,657	—	4,416	53	4,428	132
Mortgages:
Secured 1-4 family real estate	671	736	—	679	10	701	24
Multifamily	249	291	—	253	—	257	—
Home equity lines of credit	429	500	—	451	—	462	—
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$—	$—	$—	$63	$—	$1,129	$25
Commercial real estate:
Owner occupied	4,585	4,584	113	5,349	78	6,752	194
Non-owner occupied	—	—	—	105	—	325	2
Commercial	—	—	—	298	—	836	—
Mortgages:
Secured 1-4 family real estate	649	653	296	572	1	475	4
Multifamily	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	185	—	520	2
Consumer and other	—	—	—	—	—	—	—
Total impaired loans
Construction	$3,990	$4,345	$—	$4,665	$39	$6,470	$124
Commercial real estate:
Owner occupied	11,643	12,190	113	10,766	131	10,892	296
Non-owner occupied	5,490	5,559	—	5,463	70	5,744	185
Commercial	4,419	5,657	—	4,714	53	5,264	132
Mortgages:
Secured 1-4 family real estate	1,320	1,389	296	1,251	11	1,176	28
Multifamily	249	291	—	253	—	257	—
Home equity lines of credit	429	500	—	636	—	982	2
Consumer and other	—	—	—	—	—	—	—
Total impaired loans individually reviewed for impairment	$27,540	$29,931	$409	$27,748	$304	$30,785	$767

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	As of December 31, 2012			Quarter to Date September 30, 2012		Year to Date September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$6,212	$7,676	$—	$14,694	$125	$20,382	$275
Commercial real estate:
Owner occupied	6,563	7,071	—	13,840	23	15,594	332
Non-owner occupied	4,976	5,358	—	4,017	29	8,193	39
Commercial	4,460	4,482	—	6,403	—	6,316	130
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	1,432	—	2,680	29
Multifamily	530	565	—	703	4	702	7
Home equity lines of credit	705	800	—	1,588	—	1,320	7
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,958	$2,136	$191	$4,106	$—	$2,379	$—
Commercial real estate:
Owner occupied	4,961	5,082	189	6,154	66	6,910	134
Non-owner occupied	561	643	89	3,491	26	1,768	42
Commercial	1,193	1,245	928	2,865	—	3,006	164
Mortgages:
Secured 1-4 family real estate	—	—	—	449	—	411	3
Multifamily	—	—	—	—	—	30	7
Home equity lines of credit	—	—	—	29	—	111	—
Consumer and other	—	—	—	54	—	67	—
Total impaired loans
Construction	$8,170	$9,812	$191	$18,800	$125	$22,761	$275
Commercial real estate:
Owner occupied	11,524	12,153	189	19,994	89	22,504	466
Non-owner occupied	5,537	6,001	89	7,508	55	9,961	81
Commercial	5,653	5,727	928	9,268	—	9,322	294
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	1,881	—	3,091	32
Multifamily	530	565	—	703	4	732	14
Home equity lines of credit	705	800	—	1,617	—	1,431	7
Consumer and other	—	—	—	54	—	67	—
Total impaired loan individually reviewed for impairment	$33,554	$36,561	$1,397	$59,825	$273	$69,869	$1,169

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $3,713 and $6,672 as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $91,806. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of September 30, 2013 was $21.3 million with related reserves of $519,791. Approximately $16.0 million of troubled debt restructured loans are current and accruing interest as of September 30, 2013, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2012 were $23.7 million with related reserves of $746,581. Approximately $17.7 million of troubled debt restructured loans were accruing interest as of December 31, 2012, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the three and nine months ended September 30, 2013 and 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
		(in thousands)		(in thousands)
Extended payment terms
Commercial real estate:
Owner occupied	2	$593	4	$1,316
Non-owner occupied	—	—	1	165
Total	2	$593	5	$1,481

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Below Market Rate		(in thousands)		(in thousands)
Secured 1-4 family mortgages	1	$391	1	$391
Total	1	$391	1	$391
Extended payment terms
Construction	2	$521	5	$873
Commercial real estate:
Owner occupied	2	331	7	2,021
Non-owner occupied	2	1,156	3	1,367
Commercial	—	—	6	1,482
Secured 1-4 family mortgages	—	—	3	751
Consumer	—	—	1	24
Total extended payment terms	6	$2,008	25	$6,518

Principal payment reduction
Commercial real estate:
Owner occupied	—	$—	2	$571
Consumer	—	—	1	9
Total principal payment reduction	—	$—	3	$580

Total	7	$2,399	29	$7,489

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms
Construction	—	$—	1	$93
Commercial real estate:
Non-owner occupied	—	—	1	121
Total	—	$—	2	$214

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Below Market Rate		(in thousands)		(in thousands)
Construction	—	$—	1	578
Total below market rate	—	$—	1	$578
Extended payment terms
Consumer	—	$—	1	$24
Total extended payment terms	—	$—	1	$24
Total	—	$—	2	$602

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $40,000 for the quarter ended September 30, 2013 as compared to $4.3 million for the quarter ended September 30, 2012. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at September 30, 2013 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

The following tables present changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	June 30, 2013	Charge-offs	Recoveries	Provision	September 30, 2013
	(Amounts in thousands)
Construction	$3,665	$254	$128	$(37)	$3,502
Commercial real estate:
Owner occupied	4,160	139	39	(189)	3,871
Non-owner occupied	3,459	—	60	(648)	2,871
Commercial	3,985	1,456	221	494	3,244
Mortgages:
Secured 1-4 family- first lien	2,644	49	126	267	2,988
Multifamily	513	—	—	28	541
Home equity lines of credit	3,843	803	261	5	3,306
Consumer and other	655	114	30	120	691
	$22,924	$2,815	$865	$40	$21,014

	June 30, 2012	Charge-offs	Recoveries	Provision	September 30, 2012
	(Amounts in thousands)
Construction	$5,903	$3,881	$45	$3,675	$5,742
Commercial real estate:
Owner occupied	5,630	146	2	(943)	4,543
Non-owner occupied	3,582	697	256	1,096	4,237
Commercial	4,715	771	63	624	4,631
Mortgages:
Secured 1-4 family- first lien	3,063	57	4	(83)	2,927
Multifamily	563	—	—	5	568
Home equity lines of credit	4,399	372	29	(162)	3,894
Consumer and other	942	313	21	39	689
	$28,797	$6,237	$420	$4,251	$27,231

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	December 31, 2012	Charge-offs	Recoveries	Provision	September 30, 2013
	(Amounts in thousands)
Construction	$4,269	$2,088	$726	$595	$3,502
Commercial real estate:
Owner occupied	4,374	383	80	(200)	3,871
Non-owner occupied	3,935	175	85	(974)	2,871
Commercial	4,291	2,079	543	489	3,244
Mortgages:
Secured 1-4 family- first lien	3,191	687	226	258	2,988
Multifamily	594	—	—	(53)	541
Home equity lines of credit	3,822	884	376	(8)	3,306
Consumer and other	673	286	79	225	691
	$25,149	$6,582	$2,115	$332	$21,014

	December 31, 2011	Charge-offs	Recoveries	Provision	September 30, 2012
	(Amounts in thousands)
Construction	$8,214	$7,823	$323	$5,028	$5,742
Commercial real estate:
Owner occupied	5,792	2,019	126	644	4,543
Non-owner occupied	4,668	2,461	289	1,741	4,237
Commercial	5,712	1,789	829	(121)	4,631
Mortgages:
Secured 1-4 family- first lien	3,726	625	153	(327)	2,927
Multifamily	805	213	—	(24)	568
Home equity lines of credit	3,310	1,073	50	1,607	3,894
Consumer and other	621	521	317	272	689
	$32,848	$16,524	$2,087	$8,820	$27,231

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

The following tables provide a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of September 30, 2013 and December 31, 2012.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of September 30, 2013	(Amounts in thousands)
Construction	$—	$3,990	$3,501	$124,960
Commercial real estate:
Owner occupied	113	11,643	3,758	362,734
Non-owner occupied	—	5,490	2,871	195,587
Commercial	—	4,419	3,244	166,612
Mortgages:
Secured 1-4 family- first lien	296	1,320	2,692	170,427
Multifamily	—	249	542	40,413
Home equity lines of credit	—	429	3,306	192,870
Consumer and other	—	—	691	51,353
	$409	$27,540	$20,605	$1,304,956

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2012	(Amounts in thousands)
Construction	$191	$8,170	$4,078	$123,811
Commercial real estate:
Owner occupied	189	11,524	4,185	331,438
Non-owner occupied	89	5,537	3,846	205,952
Commercial	928	5,653	3,363	168,787
Mortgages:
Secured 1-4 family- first lien	—	1,435	3,191	167,176
Multifamily	—	530	594	34,807
Home equity lines of credit	—	705	3,822	191,183
Consumer and other	—	—	673	51,664
	$1,397	$33,554	$23,752	$1,274,818

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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $193,385 and $182,000 as of September 30, 2013 and December 31, 2012, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of September 30, 2013, the Company had reserves for mortgage loans sold of $365,211, and charges against reserves for the nine months ended September 30, 2013 were $83,198. There were no charges against reserves for the three months ended September 30, 2013. For the three months ended September 30, 2013, the Company recorded $6,621 in provision expense related to potential repurchase and warranties exposure on the $65.1 million in loan sales that occurred during the period.  For the nine months ended September 30, 2013, the Company recorded $1.3 million in negative provision expense related to potential repurchase and warranties exposure on the $214.7 million in loan sales that occurred during the period. Reduction in provisions for the nine months ended September 30, 2013 were the result of decreased mortgage activity as Sidus Financial, LLC ("Sidus") started to significantly scale back its wholesale operations and completely exited the wholesale market in 2012. The Company saw improvements in historical loss experience, and declines in specific reserves as claims were paid and settled from previously established reserves. In addition, Sidus Financial discontinued its business and was dissolved in accordance with the provisions of the North Carolina Limited Liability Company Act which limited future liability for loans previously sold by Sidus Financial. For the three and nine months ended September 30, 2012, the Company recorded $204,861 and $234,576 in provision expense related to potential repurchase and warranties exposure, respectively. Charges against reserves for the three and nine months ended September 30, 2012 were $115,238 and $(157,868) , respectively.  For the three and nine ended September 30, 2013 and 2012, the Company did not repurchase any mortgage loans sold. As of December 31, 2012, the Company had reserves for mortgage loans sold of $1.7 million related to potential repurchase and warranties exposure on approximately $9.5 billion in loans sold.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

The following table presents a rollforward of interest rate swaps from December 31, 2012 to September 30, 2013, and from December 31, 2011 to September 30, 2012.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, June 30, 2012	$213	$213
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	—	—
Balance, September 30, 2012	$213	$213

Balance, June 30, 2013	$154	$154
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(8)	(8)
Balance, September 30, 2013	$146	$146

The following table presents a rollforward of interest rate swaps from December 31, 2011 to September 30, 2012, and from December 31, 2012 to September 30, 2013.
	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2011	$217	$217
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(4)	(4)
Balance, September 30, 2012	$213	$213

Balance, December 31, 2012	$196	$196
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(50)	(50)
Balance, September 30, 2013	$146	$146

Interest Rate Locks and Forward Loan Sale Commitments

The Bank enters into interest rate lock commitments and commitments to sell mortgages. At September 30, 2013, the amount of fair value associated with these interest rate lock commitments and sale commitments was $483,935 and $(259,855), respectively. At December 31, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $872,844 and $(480,806), respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the three and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

The following table presents a rollforward of interest rate lock commitments for the three months ended September 30, 2013 and 2012, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, June 30, 2013 and 2012	$(312)	$578
Gains (losses) included in other income	796	(1,069)
Transfer in and out	—	—
Balance, September 30, 2013 and 2012	$484	$(491)

The following table presents a rollforward of interest rate lock commitments for the nine months ended September 30, 2013 and 2012, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$873	$130
Gains (losses) included in other income	(389)	(621)
Transfer in and out	—	—
Balance, September 30, 2013 and 2012	$484	$(491)

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the three and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights for the three and nine months ended September 30, 2013 and 2012 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, June 30, 2013 and 2012	$3,825	$1,889
Capitalized	506	300
Gains (losses) included in other income	50	(153)
Balance, September 30, 2013 and 2012	$4,381	$2,036

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$2,525	$1,871
Capitalized	1,193	645
Gains (losses) included in other income	663	(480)
Balance, September 30, 2013 and 2012	$4,381	$2,036

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At September 30, 2013, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the three and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the three and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at September 30, 2013 is $3.0 million. At December 31, 2012 the carrying value of OREO was $8.7 million. There have been no changes in valuation techniques for the three and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

September 30, 2013 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,536	$—	$16,536	$—
Government sponsored agencies:
Residential mortgage-backed securities	118,568	—	118,568	—
Collateralized mortgage obligations	69,492	—	69,492	—
Private label collateralized mortgage obligations	11,432	—	11,432	—
State and municipal securities	109,626	—	109,626	—
Common and preferred stocks	3,036	3,036	—	—
Interest rate swap agreements	146	—	—	146
Interest rate swap agreements	(146)	—	—	(146)
Interest rate lock commitments	484	—	—	484
Forward loan sale commitments	(260)	—	(260)	—
Mortgage servicing rights	4,381	—	—	4,381

December 31, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$27,527	$—	$27,527	$—
Government sponsored agencies:
Residential mortgage-backed securities	107,257	—	107,257	—
Collateralized mortgage obligations	122,593	—	122,593	—
Private label collateralized mortgage obligations	1,045	—	1,045	—
State and municipal securities	84,565	—	84,565	—
Common and preferred stocks	133	133	—	—
Interest rate swap agreements	196	—	—	196
Interest rate swap agreements	(196)	—	—	(196)
Interest rate lock commitments	873	—	—	873
Forward loan sale commitments	(481)	—	(481)	—
Mortgage servicing rights	2,525	—	—	2,525

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$146	Discounted cash flow	Discount rate	0.99%
Interest Rate Lock Commitments	484	Pricing model	Pull through rates	81.17%
Mortgage Servicing Rights	4,381	Discounted cash flow	Constant prepayment rate	10.09%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$4,825	Discounted appraisals	Collateral discounts	15%
Other real estate owned	291	Discounted appraisals	Collateral discounts	15%

	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$196	Discounted cash flow	Discount rate	1.00%
Interest Rate Lock Commitments	873	Pricing model	Pull through rates	83.90%
Mortgage Servicing Rights	2,525	Discounted cash flow	Constant prepayment rate	17.96%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$7,276	Discounted appraisals	Collateral discounts	10-15%
Other real estate owned	5,281	Discounted appraisals	Collateral discounts	15%

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

The significant unobservable input used in the fair value measurement of the Company's interest rate lock commitments is the pull through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate.  Therefore, an increase in the pull through rates (i.e., higher percentage of loans are estimated to close) will result in the fair value of the interest rate lock commitments to increase if in a gain position, or decrease if in a loss position.  The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company's mortgage banking division.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

an estimated fair value.  To assess the reasonableness of the fair value measurement, the fair value and constant prepayment rates are compared to forward-looking estimates by the Company.

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
September 30, 2013	(Amounts in thousands)
Other real estate owned	$291	$—	$—	$291
Impaired loans:
Owner occupied	4,472	—	—	4,472
Secured 1-4 family real estate	352	—	—	352

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	(Amounts in thousands)
Other real estate owned	$5,281	$—	$—	$5,281
Impaired loans:
Construction	1,767	—	—	1,767
Commercial real estate:
Owner occupied	4,772	—	—	4,772
Non-owner occupied	472	—	—	472
Commercial	265	—	—	265

There were no transfers between valuation levels for any assets during the three and nine months ended September 30, 2013 or 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at September 30, 2013 and December 31, 2012:

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	September 30, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$39,127	$39,127	$39,127	$—	$—
Investment securities	328,690	328,690	3,036	325,654	—
Loans and loans held-for-sale, net	1,325,055	1,194,418	—	—	1,194,418
Accrued interest receivable	6,339	6,339	—	2,030	4,309
Federal Home Loan Bank stock	5,273	5,273	—	5,273	—
Interest rate swap agreements	146	146	—	—	146
Interest rate lock commitments	484	484	—	—	484
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	943,453	921,385	—	921,385	—
Time deposits	547,883	551,759	—	551,759	—
Borrowed funds	96,021	96,464	—	96,464	—
Junior subordinated debt	35,059	5,758	—	5,758	—
Accrued interest payable	927	927	—	927	—
Interest rate swap agreements	146	146	—	—	146
Forward sales commitments	260	260	—	260	—

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$138,396	$138,396	$138,396	$—	$—
Investment securities	343,120	343,120	133	342,987	—
Loans and loans held-for-sale, net	1,312,034	1,187,663	—	—	1,187,663
Accrued interest receivable	6,376	6,376	—	1,760	4,616
Federal Home Loan Bank stock	4,154	4,154	—	4,154	—
Interest rate lock commitments	873	873	—	—	873
Interest rate swap agreements	196	196	—	—	196
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	898,372	898,372	—	898,372	—
Time deposits	733,290	742,552	—	742,552	—
Borrowed funds	105,136	105,926	—	105,926	—
Accrued interest payable	1,629	1,629	—	1,629	—
Interest rate swap agreements	196	196	—	—	196
Forward sales commitments	481	481	—	481	—

The carrying amounts of cash and cash equivalents approximate their fair value.
The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2013 and December 31, 2012, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

The fair values of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. Due to limited markets, discount rates applied to junior subordinated debt are based on estimated cost to raise capital, which was 8% as of September 30, 2013. The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized.

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

In the fourth quarter of 2012, a decision was made by management to sell a reinsurance subsidiary held by Sidus. As a result of this decision, Sidus reclassified its investment in the reinsurance subsidiary to held for sale and wrote down its investment by $1.0 million to the estimated fair value at December 31, 2012. The sale of the subsidiary closed in the first quarter of 2013. In addition, at the beginning of 2013, the Company dissolved Sidus and is no longer doing business as Sidus. All mortgage banking activity beginning in 2013 is at the Bank.

The following table details the results of operations for the three and nine months ended September 30, 2013 and 2012 for bank activities and mortgage activities.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2013
Interest income	$18,375	$95	$—	$18,470
Interest expense	2,157	—	177	2,334
Net interest income	16,218	95	(177)	16,136
Provision for loan losses	40	—	—	40
Net interest income (loss) after provision for loan losses	16,178	95	(177)	16,096
Other income	3,645	1,713	23	5,381
Other expense	12,610	1,444	96	14,150
Income (loss) before income taxes	7,213	364	(250)	7,327
Income taxes	2,616	—	—	2,616
Net income (loss)	$4,597	$364	$(250)	$4,711

Total assets	$1,793,225	$17,923	$2,369	$1,813,517
Net loans	1,312,423	—	—	1,312,423
Loans held for sale	—	12,632	—	12,632

For Nine Months Ended September 30, 2013
Interest income	$55,033	$363	$—	$55,396
Interest expense	7,527	—	560	8,087
Net interest income	47,506	363	(560)	47,309
Provision for loan losses	332	—	—	332
Net interest income (loss) after provision for loan losses	47,174	363	(560)	46,977
Other income	9,626	7,545	50	17,221
Other expense	37,723	4,162	322	42,207
Income (loss) before income taxes	19,077	3,746	(832)	21,991
Income taxes	7,822	—	—	7,822
Net income (loss)	$11,255	$3,746	$(832)	$14,169

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended September 30, 2012
Interest income	$19,238	$208	$—	$19,446
Interest expense	3,985	61	211	4,257
Net interest income	15,253	147	(211)	15,189
Provision for loan losses	4,254	(3)	—	4,251
Net interest income (loss) after provision for loan losses	10,999	150	(211)	10,938
Other income	3,060	1,599	6	4,665
Other expense	13,589	1,192	11	14,792
Income (loss) before income tax expense	470	557	(216)	811
Income tax expense	54	—	—	54
Net income (loss)	$416	$557	$(216)	$757
Balance Sheet Information as of December 31, 2012
Total assets	$1,890,906	$31,500	$1,032	$1,923,438
Net loans	1,284,355	—	—	1,284,355
Loans held for sale	—	27,679	—	27,679

For Nine Months Ended September 30, 2012
Interest income	$59,641	$538	$—	$60,179
Interest expense	13,215	90	636	13,941
Net interest income	46,426	448	(636)	46,238
Provision for loan losses	8,842	(22)	—	8,820
Net interest income (loss) after provision for loan losses	37,584	470	(636)	37,418
Other income	8,134	4,412	35	12,581
Other expense	40,781	3,297	24	44,102
Loss before income tax expense	4,937	1,585	(625)	5,897
Income tax expense	(9,329)	—	—	(9,329)
Net loss	$14,266	$1,585	$(625)	$15,226

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

14. Income Taxes

The following table presents the provision for income taxes for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(in thousands)
Current:
Federal	$(293)	$(342)
State	—	—
	(293)	(342)
Deferred:
Federal	6,067	1,575
State	2,048	438
	8,115	2,013
Decrease in valuation allowance for deferred tax assets	—	(11,000)
Total income taxes	$7,822	$(9,329)

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$8,099	$9,853
Other than temporary impairment	829	827
Accrued liabilities	188	220
OREO property	119	3,767
Net operating loss	16,803	19,627
Mortgage goodwill	811	921
Unrealized loss on available-for-sale securities	763	—
Other	2,165	2,160
	29,777	37,375
Less: Valuation Allowance	—	—
	$29,777	$37,375

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$—	$(2,583)
FMV adjustment related to mergers	(119)	(181)
Depreciation	(1,753)	(1,561)
Prepaid expenses	(342)	(358)
Core deposit intangible	(826)	(1,043)
Noncompete intangible	(147)	(149)
Other	(2)	(142)
	$(3,189)	$(6,017)
Net deferred tax assets	$26,588	$31,358

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Our net deferred tax asset was $26.6 million at September 30, 2013 and $31.4 million at December 31, 2012. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

At September 30, 2013, the Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

•	The Company is in a cumulative tax loss position for the 3-year period ending September 30, 2013 of $(13.4) million. Significance: High

	September 30, 2013
	Cumulative Loss Test
	2010*	2011	2012	2013**	Total
Income (loss) before income taxes	$37	$(7,701)	$(32,635)	$21,991	$(18,308)
Goodwill impairment	—	4,944	—	—	4,944
	$37	$(2,757)	$(32,635)	$21,991	$(13,364)

*4th quarter of 2010
**First nine months of 2013

Positive Evidence

•
The Company reported $7.3 million in net income before taxes for the quarter ended September 30, 2013 as provisions for loan losses were $40,000 for the quarter. Excluding losses of $49 million sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $37 million in pre-tax income for eight previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2013-2015. The budgeted provision for loan losses is a key driver of the resulting income. Also, as discussed below, credit quality metrics have significantly improved. While management believes the 2010, 2011 and 2012 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels. In the three year period ended December 31, 2012, management was proactive in charging down collateral dependent loans that are impaired to current market values. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of September 30, 2013, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 11.1%, 13.2%, and 14.4%. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in the first half of 2013 and overall nonperforming loans are down $39.2 million since September 30, 2012. Nonperforming assets to total assets were 1.15% as of September 30, 2013 as compared to 4.13% as of September 30, 2012. In addition, allowance for loan losses to nonperforming loans increased from 47.43% at September 30, 2012 to 117.57% at September 30, 2013. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from September 30, 2013. The Company's loss carryforwards

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

for the tax period ending December 31, 2012 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending September 30, 2013 are as follows:
Significance: Moderate

	Net Operating Loss Carryforward September 30, 2012	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Federal Tax	41,717	2031
Yadkin State Tax	36,176	2031
Total Loss Carryforwards	$80,662

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at September 30, 2013 based primarily on a return to profitability, net income trends, projected net income for the years 2013-2015 and improving credit quality metrics.

The following table presents a reconciliation of applicable income taxes for the nine months ended September 30, 2013 and 2012 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2013	2012
	(in thousands)
Tax expense at statutory rate on income before income taxes	$7,697	$2,064
Increases (decreases) resulting from:
Tax-exempt interest on investments	(771)	(589)
State income tax, net of federal benefits	1,331	285
Income from bank-owned life insurance	(159)	(166)
Valuation allowance on deferred tax assets	—	(11,000)
Other	(276)	77
Total income taxes	$7,822	$(9,329)

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

15. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Beginning balance	$(942)	$4,456	4,184	3,863
Other comprehensive income (loss) before reclassifications	(70)	1,214	(5,026)	1,992
Amounts reclassified from accumulated comprehensive income:
Realized gain on sale of securities	(253)	(1,348)	(529)	(1,648)
Impairment expense	—	—	—	—
Reclassified amounts before tax	(253)	(1,348)	(529)	(1,648)
Tax expense	98	519	204	634
Total reclassifications net of tax	(155)	(829)	(325)	(1,014)

Net current period other comprehensive income (loss)	(225)	385	(5,351)	978

Ending balance	$(1,167)	$4,841	(1,167)	4,841

The income statement line items impacted by the reclassifications of realized gains on the sale of securities are the net gain on sale of securities and income tax expense line items in the condensed consolidated statements of income.
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

Repurchase of Warrants - On June 6, 2013, the U.S. Treasury accepted the Company's bid to repurchase the warrant to purchase 128,663 shares of its voting common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The repurchase price agreed upon was $20,000. The repurchase transaction was completed on June 12, 2013. The repurchase of the warrants from the U.S. Treasury has completely eliminated the U.S. Treasury's equity stake in the Company through the TARP Capital Purchase Program.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2012 Form 10-K as filed with the SEC and the following:

•
reduced earnings due to higher than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

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

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our ability to maintain our regulatory capital ratios above the statutory and agreed upon minimums, including the impact of the capital rules under Basel III;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	the increase in the cost of capital of our Series T and Series T-ACB Preferred Stock if we do not redeem within five years of the date of issuance;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2013 and 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In 2013, the Company executed a one-for-three reverse stock split and an amendment to both the Company's and the Bank's Articles of Incorporation changing their name to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013. All references to share data have

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

been adjusted for the effect of this reverse stock split.

Changes in Financial Position

Total assets at September 30, 2013 were $1,813.5 million, a decrease of $109.9 million, or 5.7%, compared to assets of $1,923.4 million at December 31, 2012. The loan portfolio, net of allowance for losses, was $1,312.4 million compared to $1,284.4 million at December 31, 2012. Gross loans held-for-investment increased by $23.9 million, or 1.8% as loan production has increased over the past nine months. The allowance for loan losses decreased $4.1 million driven primarily by decreases in classified loans for the nine months ended September 30, 2013 and decreased charge-offs in 2013 as compared to 2012. Total watch list and substandard loans were $84.2 million as compared to $102.9 million as of December 31, 2012, a decrease of $18.7 million. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Mortgage loans held-for-sale decreased by $15.0 million, or 54.4%, from December 31, 2012 to September 30, 2013 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first nine months of 2013 ranged from a low of $18.0 million in September 2013 to a high of $30.9 million in May 2013 and totaled $217.1 million for the nine months ended September 30, 2013. Mortgage loans closed during the nine months ended September 30, 2012 totaled $237.3 million. Decrease in mortgage activity, including refinance activity, is the result of an increase in rates and volatility.

The securities portfolio decreased from $343.1 million at December 31, 2012, to $328.7 million at September 30, 2013, a decrease of $14.4 million due to purchases of $112.7 million, offset by paydowns and maturities of $73.0 million and sales of $42.5 million in 2013. The portfolio is comprised of securities of U.S. government agencies (5.0%), mortgage-backed securities (60.7%), state and municipal securities (33.4%), and publicly traded common and preferred stocks (0.9%).

Other assets increased $1.1 million due largely to an increase in mortgage servicing rights of $1.9 million and an increase in other prepaid expense of $254,000 offset by a $652,000 reduction in prepaid FDIC expense and a $368,000 decrease in other misc assets. OREO decreased $5.7 million as the result of sales in the amount of $9.3 million, offset by transfers in the amount of $3.6 million for the nine months ended September 30, 2013. Premises and equipment decreased $799,000, or 1.91% as the Company sold one of its branches, including the building and furniture and fixtures. Deferred tax assets also decreased $4.8 million as the Company recorded $22.0 million in income before taxes for the year 2013, utilizing net operating loss carryforwards. See Note 14 for detailed information regarding deferred tax assets.

Deposits decreased $140.3 million, or 8.6%, comparing September 30, 2013 to December 31, 2012. Overall, noninterest-bearing demand deposits decreased $7.0 million, or 2.5%, certificates of deposit (“CODs”) over $100,000 decreased $79.4 million, or 25.1%, and other CODs decreased $106.0 million, or 25.4%, while NOW, savings, and money market accounts increased $52.0 million, or 8.3%, Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds increased $25.9 million, or 24.7%, comparing September 30, 2013 to December 31, 2012 due to additional FHLB advances in the amount of $40.0 million as an effort to secure low-rate funding as $20 million in deposits were sold during the quarter as part of the Creedmoor branch sale. This increase was offset by a $14.1 million decrease in repurchase agreements. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $25.3 million. The American Community merger added $10.4 million in trust preferred securities in 2007 at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities, capital lease obligations and accrued interest payable combined decreased by $3.6 million, or 22.8%, from December 31, 2012 to September 30, 2013. Decreases in other liabilities resulted primarily from a $1.7 million decrease in liability related to the sale of the reinsurance subsidiary as well as a $1.4 million reduction in reserves established for sold loans. Significant negative provisions for the nine months ended September 30, 2013 were the result of decreased mortgage activity as Sidus Financial started to significantly scale back its wholesale operations and completely exited the wholesale market in 2012. The Company saw improvements in historical loss experience, and declines in specific reserves as claims were paid and settled from previously established reserves. In addition, Sidus Financial discontinued its business and was dissolved in accordance with the provisions of the North Carolina Limited Liability Company Act which limited future liability for loans previously sold by Sidus Financial. In addition, there was a $702,000 decrease in accrued interest payable as deposits have decreased year-over-year.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

At September 30, 2013, total shareholders' equity was $178.9 million, or a book value of $10.47 per common share, compared to $170.8 million, or a book value of $9.93 per common share, at December 31, 2012. The Company's equity to assets ratio was 9.86% and 8.88%, at September 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth the Company's and the Bank's various capital ratios as of September 30, 2013 and December 31, 2012. The Company and the Bank exceeded the minimum regulatory capital ratios as of September 30, 2013, as well as the ratios to be considered "well capitalized."

	September 30, 2013		December 31, 2012
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	14.4%	14.2%	13.3%	13.0%
Tier 1 risk-based capital ratio	13.2%	12.9%	12.2%	11.7%
Leverage ratio	11.1%	10.9%	9.2%	8.9%

Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.

In July 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. At September 30, 2013, the Company is well-capitalized for regulatory purposes both at the bank and holding company level, however the Bank has committed to regulators that it will maintain a Tier 1 Leverage Ratio of 8% which it exceeded at September 30, 2013.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 19.3% at September 30, 2013 compared to 23.2% at December 31, 2012. Additional liquidity is provided by $87.7 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $243.0 million available for use as a source of collateral. At September 30, 2013, brokered deposits totaled $99,553, or 0.01% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $1,299 at September 30, 2013.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale COD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for COD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at September 30, 2013 or December 31, 2012.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal deposits totaled $166,506 at September 30, 2013 and $165,000 at December 31, 2012.

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

Results of Operations
Net income for the quarter ended September 30, 2013 was $4.7 million before preferred dividends, compared to net income of $757,000 in the same period of 2012. Net income to common shareholders for the three month period ended September 30, 2013 was $4.3 million. Net loss to common shareholders for the three month period ended September 30, 2012 was $81,000. Basic and diluted income per common share were $0.30 for the three month period ended September 30, 2013. Basic and diluted income per common share were $0.00 for the three month period ended September 30, 2012. On an annualized basis, first quarter results represent a return on average assets of 0.95% at September 30, 2013 compared to (0.02)% at September 30, 2012, and a return on average equity of 9.74% compared to (0.21)% at September 30, 2012.
Net income for the nine month period ended September 30, 2013 was $14.2 million before preferred dividends, compared to net income of $15.2 million in the same period of 2012. Net income available to common shareholders for the nine months ended September 30, 2013 was $12.7 million, compared to net income available to common shareholders of $12.7 million for the nine months ended September 30, 2012. Basic and diluted earnings per common share were $0.90 and $0.89, respectively, for the nine months ended September 30, 2013. Basic and diluted earnings per common share were $1.98 for the nine months ended September 30, 2012. On an annualized basis, year-to-date results represent a return on average assets of 0.93% at September 30, 2013 compared to 0.87% at September 30, 2012, and a return on average equity of 9.77% compared to 11.57% at September 30, 2012.
Prior year net income included a reversal of a valuation allowance on deferred tax assets which resulted in an income tax benefit of $9.3 million for the nine months ended September 30, 2012.

Net Interest Income
Net interest income, the largest contributor to earnings, increased $947,000, or 6.2%, to $16.1 million in the third quarter of 2013, compared with $15.2 million in the same period of 2012. The overall increase in net interest income was primarily due to a decrease in interest expense on deposits of 44.4% as average interest bearing deposits are down 11% from the prior year and deposit costs are declining as time deposits continue to reprice at lower rates. The net interest margin increased to 3.93% in the third quarter of 2013 from 3.37% in the third quarter of 2012. The increase in net interest margin is primarily related to a decrease in deposit yields and borrowings cost. Deposit yields have decreased as management focused efforts on shifting the deposit mix

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Net interest income for the nine months ended September 30, 2013 increased to $47.3 million from $46.2 million when compared to the same period in 2012. The net interest margin increased to 3.80% in the first nine months of 2013 from 3.46% in the first nine months of 2012. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$28,829	$68	0.32%	$70,650	$127	0.24%
Investment securities (1)	348,317	5,849	2.25%	337,414	6,161	2.44%
Total loans (1)(2)(6)(8)	1,327,111	50,563	5.09%	1,411,072	54,726	5.18%
Total interest-earning assets	1,704,257	56,480	4.43%	1,819,136	61,014	4.48%
Non-earning assets	125,841			125,398
Total assets	$1,830,098			$1,944,534
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$591,280	$794	0.18%	$553,199	$1,208	0.29%
Savings	72,889	55	0.10%	63,487	68	0.14%
Time certificates	620,035	5,967	1.29%	830,533	10,973	1.76%
Total interest bearing deposits	1,284,204	6,816	0.71%	1,447,219	12,249	1.13%
Repurchase agreements sold	37,713	97	0.34%	40,820	217	0.71%
Borrowed funds (7)	66,100	1,174	2.37%	66,470	1,475	2.96%
Total interest-bearing liabilities	1,388,017	8,087	0.78%	1,554,509	13,941	1.20%
Non-interest bearing deposits	256,232			237,513
Shareholders' equity	174,021			146,569
Other liabilities	11,828			5,943
Total average liabilities and shareholders' equity	$1,830,098			$1,944,534
Net interest income (3) and interest rate spread (5)		$48,393	3.80%		$47,073	3.28%
Net interest margin (4)			3.65%			3.46%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2013 and 2012 includes $177 and $157, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2013 and 2012 includes $28 and $11, respectively, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

The allowance for loan losses was $21.0 million at September 30, 2013, or 1.58% of loans held-for-investment, as compared to $25.1 million, or 1.92% of loans held-for-investment, at December 31, 2012. Decreases in the allowance for loan losses were due to decreased charge-offs and decreased criticized loans in the first nine months of 2013. Decreases in criticized loans were due to improvements in loans 30-89 days past due, payoffs and overall improvements in underlying credit exposures.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $21.0 million in total allowance for loan losses at September 30, 2013, the specific allowance for impaired loans accounted for $409,000, down from $1.4 million at year end as impaired loans have decreased since December 31, 2012. See discussion below in "Nonperforming Assets" for further discussion of nonaccrual relationships. The remaining general allowance, $20.6 million, was attributed to performing loans and was down from $23.7 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.58% as of September 30, 2013 as compared to 1.86% as of December 31, 2012. The decrease in the general allowance was driven primarily by a decrease in charge-offs, as well as a decrease in substandard and watch loans of $18.7 million which resulted from a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. There were decreased provisions in many of the loan types including negative provisions for the nine months ended September 30, 2013 for owner-occupied and non owner-occupied commercial real estate, 1-4 family residential, multifamily and home equity lines of credit as charge-offs, nonaccruals and classified loans in these categories decreased.

Net loan charge offs were $2.0 million, or 0.58% (annualized), of average loans, for the three months ended September 30, 2013 compared to $5.8 million, or 1.66% (annualized), of average loans for the three months ended September 30, 2012. Decrease in charge-offs is related to a significant decrease in problem loans over the past 12 months. Charge-offs over the past three years have been elevated due to declines in real estate values and overall economic conditions. For the nine months ended September 30, 2013, net loan charge offs were $4.5 million, or 0.45% (annualized) of average loans compared to $14.4 million, or 1.36% (annualized) of average loans, for the nine months ended September 30, 2012.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of September 30, 2013. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

Our real estate portfolio has approximately $129.0 million of construction loans, $575.5 million of commercial real estate loans, $171.7 million in first lien mortgage loans, $193.3 million in home equity lines of credit and $40.7 million in multifamily mortgage loans as of September 30, 2013.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

such as sub-divisions or speculative houses.   Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior lien mortgage loans and home equity lines of credit. Given the slow economic recovery, and real estate values that have been slow to recover, the Company recognizes that it may experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs (recoveries) of construction and commercial real estate loans were $1.4 million and $392,000, respectively, for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, net charge-offs (recoveries) of construction and commercial real estate loans were $7.5 million and $4.1 million, respectively.

As of September 30, 2013, $8.0 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $9.8 million as of December 31, 2012. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $31.6 million at December 31, 2012 to $20.9 million at September 30, 2013. Nonperforming assets as a percentage of total assets decreased to 1.15% as of September 30, 2013 as compared to 1.64% as of December 31, 2012, due primarily to a decrease in foreclosed real estate since December 31, 2012 as the Company sold over $5 million in foreclosed properties in a recent auction. Total nonaccrual loans decreased from $22.8 million, or 1.71% of total loans, at December 31, 2012 to $17.9 million, or 1.33% of total loans, at September 30, 2013. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $409,000, down from $1.4 million at year end, due to a decrease in impaired loans since December 31, 2012.

Approximately 63% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has decreased from 315 to 203 since December 31, 2012. The average nonaccrual loan balance is $88,000 and $71,000 as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, 89% of the nonaccrual loans were secured by real estate.

The largest amount of nonaccrual loans for one customer relationship totaled $2.3 million.  This relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, acquisition of equipment and related operating expenses.  This relationship was charged down to fair market value in the third quarter of 2013.  Nonaccrual loans also include three other large relationships each totaling $1.8 million, $1.4 million, and $1.0 million respectively as of September 30, 2013.   The first of these nonaccrual relationships consists of one loan that was originally used for working capital purposes and is secured by real estate, account receivables, inventory and equipment.  This loan does not have any specific reserves as of September 30, 2013. The second relationship consists of various loans, the proceeds of which were utilized for the purchase of two businesses and secured by the real estate.  This relationship does not have any specific reserve assigned to it as of September 30, 2013.  The third relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, lease debt, and related operating expenses and secured by the real estate.  This loan does not have any reserve assigned to it as of September 30, 2013.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $716,000, or 15.3%, comparing the third quarters of 2013 and 2012 as the prior year included a loss on sale of loans in the amount of $900,000. Other increases include a gain on sale of a branch in the amount of $310,000 and an increase in mortgage banking income of $114,000, or 7.1% which resulted primarily from an increase in the fair value of mortgage servicing rights. Other changes in noninterest income include the following:

•
Service charges on deposit accounts increased by $17,000, or 1.3%, due primarily to an increase in service charges on NOW and money market accounts, business checking accounts, and regular checking accounts of $104,000 as

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

checking and savings accounts have increased $81 million since the prior year. These increases were offset by a $92,000 decrease in NSF (non-sufficient funds) and ODP (overdraft privilege charges).

•
Other service fees increased $402,000 when comparing the third quarter of 2013 to the prior year due to an increase of $131,000 in commissions and fees on annuity and mutual fund sales and investment service fee income. Increase in investment service fees and commissions was due to an increase in investment activity in 2013. ATM and debit card fee income also increased $292,000 as compared to the third quarter of 2012 as incentive fees related to the signing of a new contract in 2012 are earned over the life of the contract.

•	Net gain on sale of investment securities decreased $1,095,000 as fewer investments were sold in the third quarter of 2013 compared to 2012.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by $7,000, or 4.4%, during the three month period ended September 30, 2013.

•
Mortgage banking income increased approximately $114,000 for the third quarter of 2013 as servicing income including fair market value adjustments for mortgage servicing rights increased $1.7 million from the prior year due to an increase in mortgage loans serviced from $296 million in September 2012 to $401 million in September 2013. This increase was offset by a decrease in overall gain on sale of loans which is due primarily to a slowdown in the velocity of rate increases during the quarter, which impacts our mortgage income.

•
Other income increased by approximately $75,000, or 26.5%, for the third quarter of 2013. This increase is primarily due to income received on a cost method investment in the amount of $258,000 as the investment company became publicly traded during the quarter. This increase was offset by the fact that prior year other income included a $150,000 settlement on rental income owed from the cancellation of leased rental property.

•
Also included in noninterest income for the quarter ended September 30, 2013 is a $310,000 gain on sale of a branch , including property and equipment as well as loans and deposits. Noninterest income for the quarter ended September 30, 2012 included a $900,000 loss on sale of loans as the Company sold a single loan relationship for a loss.

For the nine months ended September 30, 2013, total noninterest income increased approximately $4.6 million, or 36.9%, as compared to the nine months ended September 30, 2012. An increase in the mortgage banking activities of $3.1 million made up the majority of the increase, due primarily to $1.3 million in negative provisions recorded related to reserves on sold loans and an increase in the fair value of mortgage servicing rights of $1.7 million. Other changes in noninterest income include the following:

•
Service charges on deposit accounts increased $36,000, or 0.9%, as service charges on business checking accounts , regular checking accounts, and money market and NOW accounts increased $223,000. These increases were partially offset by a decrease in NSF (including overdraft privilege) of $196,000.

•
The increase in other service fees of $941,000 was due primarily to an increase in investment service fees and commissions of $692,000 as investment activity has increased in 2013 and an increase in ATM and debit card fee income of $275,000 as compared to the prior year as incentive fees related to the signing of a new contract in late 2012 are earned over the life of the contract.

•	Net gain on sale of investment securities decreased $1,119,000, or 67.9% due to decreased sales activity during the nine months ended September 30, 2013 as compared to 2012.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by 4.0% during the nine months ended September 30, 2013.

•
Mortgage banking activities increased approximately $3.1 million, or 71.0% for the nine months ended September 30, 2013 as $1.3 million in negative provisions were recorded related to reserves on sold loans and the fair value of servicing rights increased $1.7 million as compared to the prior year due to an increase in mortgage loans serviced from $296 million in September 2012 to $401 million in September 2013. Decrease in mortgage activity is the result of an increase in mortgage rates over the past nine months.

•
Other income increased by approximately $124,000, or 29.9%, year-to-date primarily due to income received on an cost method investment in the amount of $241,000 as the investment company became a publicly traded company.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

This increase was offset by the fact that prior year other income included a $150,000 settlement on rental income owed from the cancellation of leased rental property.

•
Also included in noninterest income for the nine months ended September 30, 2013 is a $310,000 gain on sale of a branch , including property and equipment as well as loans and deposits. Prior year noninterest income included a $900,000 loss on sale of loans as the Company sold a single loan relationship for a loss as compared to a $374,000 gain on sale of loans in the current year.

Noninterest Expense

Total noninterest expenses were $14.2 million for the third quarter of 2013, compared to $14.8 million in the same period of 2012, a decrease of $642,000, or 4.3%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended September 30, 2013 and 2012 was 0.79%, and 0.76%, respectively. Noninterest expense to average assets for the nine months ended September 30, 2013 and 2012 was 2.31%, and 2.27%, respectively. Efficiency ratios for the three months ended September 30, 2013 and 2012 were 63.47% and 66.46%, respectively. Efficiency ratios for the nine months ended September 30, 2013 and 2012 were 65.51% and 65.21%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and gains on sale of other real estate owned to the total of the taxable equivalent net interest income and noninterest income.

The following is a summary of the fluctuations for the three and nine ended September 30, 2013 as compared to September 30, 2012:

•
Quarter-to-date, salaries and employee benefit expenses increased by $866,000, or 12.5%. The major components of this increase are summarized as follows:  Salaries and wages increased $299,000 due to the addition of several new managerial positions across the Company since September 2012, as well as annual increases. Incentive compensation also increased $936,000 as the Company began accruing for a new Company wide incentive program for all employees in 2013. Offsetting these increases were a $319,000 decrease in commissions and a $470,000 decrease in other miscellaneous personnel expense which includes recruiting fees and BOLI expenses.

•
Year-to-date, salaries and employee benefit expenses increased by $3.7 million, or 19.3%. The major components of this increase are summarized as follows:  Salaries and wages increased by $1.3 million due to personnel additions and annual increases.  Related payroll taxes also increased $214,000 and incentive compensation increased $2.3 million due to the new incentive program noted above.

•
Occupancy and equipment expenses increased by $188,000, or 10.4%, for the quarter and $307,000, or 5.6%, for the nine months ended September 30, 2013 due to an increase in software and equipment maintenance costs.

•
Advertising and marketing expense increased by $245,000, or 237.9%, comparing the third quarter 2013 with the third quarter 2012. Year-to-date advertising and marketing expense increased by $757,000, or 271.3%. The increases are the direct result of a rebranding project announced in early 2013, including a Company and Bank name change.

•
Data processing expense decreased $82,000, or 18.0%, for the quarter and $177,000, or 13.7% year-to-date due to the implementation of live branch capture in 2013 which reduced daily courier service costs and provides additional efficiencies.

•	Communication expense increased $36,000, or 11.5%, for the third quarter of 2013 compared to the third quarter of 2012. Year-to-date communications expense increased $2,000, or 0.2%.

•
FDIC assessment expenses decreased $287,000 for the quarter and $407,000 year-to-date, due primarily to a decrease in assessment rates. In addition, deposits have decreased 10% since the third quarter of 2012.

•
Net cost of operation of other real estate owned decreased $1.2 million compared to the third quarter of 2012 as the Company recorded $90,000 in losses on sales for the quarter ended September 30, 2013 as compared to $1.2 million in writedowns and losses recorded in the third quarter of 2012. Net cost of operation of other real estate owned decreased $6.2 million for the nine months ended September 30, 2013 as compared to the prior year. $1.1 million in gains on sales were recorded in 2013 as the turnout and sales from the auction announced in late 2012 were higher than anticipated. In the prior year, the Company recorded losses on sales and writedowns of $4.4 million for the nine months ended September 30, 2012.

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

•	Loan collection fees decreased $8,000, or 3.8%, compared to the third quarter of 2012 and decreased $58,000, or 8.5%, year-to-date as past due and nonperforming loans have decreased since 2012.

•
Other professional fees decreased $254,000 for the quarter and $65,000 year-to-date when compared to the prior year due to timing and fees related to internal audit and external credit reviews were lower than anticipated, thus resulting in a decrease in accruals for the periods.

•
Quarter-to-date other operating expenses decreased by $171,000, or 7.6%. Decreases include a $220,000 decrease in attorney fees as the third quarter of 2012 included fees related to the loan sale, and a $134,000 decrease in appraisal fees which were significantly higher in the third quarter of 2012 due to the anticipated loan and OREO sales. In addition, training expense decreased $131,000 as prior year expenses included a company wide training initiative.

•
Year-to-date other operating expenses increased approximately $326,000 or 4.9%. Increases include $377,000 in expenses related to the rebranding project and a $234,000 increase in transfer agent fees related to the recent 1-for-3 reverse stock split and additional filings required in connection with the recent capital raise. Increases also include a $109,000 increase in check losses and a $250,000 increase in software related expenses. In addition, approximately $97,000 in third party fees were incurred related to recent projects including the capital raise, loan sale and OREO auction. These increases were offset by a decrease in training expense of $556,000 as the Company embarked on a training program for all employees in 2012 and a $318,000 decrease in attorney fees.

Income Tax Expense

The Company recorded income tax expense for the three and nine months ended September 30, 2013 of $2.6 million and $7.8 million, respectively. The Company recorded an income tax benefit for the nine months ended September 30, 2012 of $9.4 million, as the valuation allowance for deferred taxes was reversed in the second quarter of 2012, and income tax expense of $54,000 for the three months ended September 30, 2012. The reversal of the allowance was based primarily on a return to profitability as the Company has reported four consecutive quarters of net income, projected net income over the next 12 months and improving credit quality metrics. The effective tax rate for the three months ended September 30, 2013 was 35.7% as compared to 6.7% for the three months ended September 30, 2012, excluding the reversal of allowance. The effective tax rate for the nine months ended September 30, 2013 was 35.6% as compared to 28.3% for the nine months ended September 30, 2012, excluding the reversal of allowance. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

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

Item 4. Controls and Procedures

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

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
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Valley Financial Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.(1)

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013

Signatures

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

October 24, 2013

Yadkin Financial Corporation
Form 10-Q Quarterly Report September 30, 2013