Form 10-K/A
period 2012-12-31
YADKIN FINANCIAL Corp
filed 2013-11-04
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

Commission File Number 000-52099

Yadkin Financial Corporation

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
Yes [ ]          No [ X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $48 million based on the closing sale price of $2.65 per share on June 30, 2012. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of November 4, 2013 was 14,383,986.

Documents Incorporated by Reference
None.

Explanatory Statement to Form 10-K Amendment

This Form 10-K/A is being filed solely for the purpose of changing the Summary Compensation Table in Item 11 by moving amounts from the column entitled “Non-Equity Incentive Plan Compensation” to the column entitled “Bonus” and adding a descriptive footnote with respect to such amounts.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed with this Form 10-K/A.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 11 of the Form 10-K/A filed on March 14, 2013 (the “Original Form 10-K/A”) has been amended and restated in its entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K/A and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K/A or in the Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 28, 2013. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K/A.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Joseph H. Towell	2012	425,000	250,000	345,000	—	—	—	36,281	1,056,281
President and Chief	2011	325,000	—	85,400	—	—	—	36,490	446,890
Executive Officer

Jan H. Hollar	2012	240,000	70,000	138,000	—	—	—	26,143	474,143
Executive Vice President	2011	205,000	—	24,400	—	—	—	13,128	242,528
& Chief Financial Officer

W. Mark DeMarcus	2012	300,000	70,000	184,000	—	—	—	40,609	594,609
Executive Vice President	2011	220,000	—	48,800	—	—	—	40,206	309,006
& Chief Operating Officer

(1)
These amounts represent bonuses paid as a result of accomplishment of strategic plan goals related to credit, capital, and other performance metrics during 2012 as approved by the Compensation Committee of the Board of Directors.

(2)
Please refer to Footnote 12 in the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2012 for a discussion of the assumptions made in the valuation of the option awards.

(3)	Details on the amounts reported for “All Other Compensation” in 2012 are set forth in the following supplementary table:

Details on All Other Compensation Reported in the Summary Compensation Table for 2012

Named Executive Officer (1)	Auto Provision ($)	Country Club/ Membership and Dues ($)	Medical Insurances ($)	Employer 401(k) Match ($)	Total ($)
Joseph H. Towell	10,249	5,330	13,404	7,298	36,281
Jan H. Hollar	12,964	—	6,553	6,626	26,143
W. Mark DeMarcus	12,055	6,238	16,789	5,527	40,609
(1)     None of the above listed individuals received director's fees for 2012.

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

The Company offers a Directors Deferred Compensation Plan which allows each director to make an annual election to defer receipt of all or any portion of their directors' fees in the form of cash or stock. If the deferral is in cash, it earns interest at a rate equal to the 10 Year T-Bill Rate. If the deferral is in stock, it is invested by the trustee in the Company's common stock purchased on the open market. No director is currently participating in the plan.

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

YADKIN VALLEY FINANCIAL CORPORATION

By:	/s/Joseph H. Towell	Date: November 4, 2013
Joseph H. Towell
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: November 4, 2013
Jan H. Hollar
Executive Vice President & Chief Financial Officer