Form 10-K
period 2013-12-31
YADKIN FINANCIAL Corp
filed 2014-02-28
CIK 1366367

U.S. Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

Commission File Number 000-52099

Yadkin Financial Corporation
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
Yes [ X ]         No [ ]

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
Yes [ ] No [ X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $182 million based on the closing sale price of $14.04 per share on June 30, 2013. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 28, 2013 was 14,384,541.

Documents Incorporated by Reference

None

FORM 10-K TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and which statements are inherently subject to risks and uncertainties. These statements are based on many assumptions and estimates and are not guarantees of future performance. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” ”could,” ”should,” ”will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of Yadkin Financial Corporation, its subsidiary bank, and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•
reduced earnings due to larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to larger than expected credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	costs or difficulties related to the integration of the banks we acquired or may acquire, including VantageSouth Bank, may be greater than expected;

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

These risks are exacerbated by the state of local, national and international financial markets and fiscal situations, and we are unable to predict what impact these uncertain market conditions will have on us in the future. Beginning in 2008 and continuing through 2012, the capital and credit markets experienced extended volatility and disruption. During 2013 and into the first few months of 2014, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of improvement. However, as a result of United States (“U.S.”) government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. While the U.S. economy has been growing since the third quarter of 2009, the rate of growth has been below that of prior post-recession recoveries. Current economic reports predict continued growth in 2014; however, the level of such growth may continue to be below that of historical trends. There can be no assurance that the current level of economic activity will be sustained. Global and domestic fiscal and political challenges could materially and adversely impact the U.S. economy in general, the banking industry and our business, financial condition and results of operations as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Item 1 - Business

Corporate history and address. Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina to serve as the holding company for Yadkin Bank (the “Bank”), a North Carolina chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Bank is not a member of the Federal Reserve. The Bank began operations in 1968 and operates in the central piedmont, research triangle area and the northwestern region of North Carolina and the upstate piedmont area of South Carolina. Effective July 1, 2006, the Bank was reorganized and the Bank became the Company’s wholly owned subsidiary. In 2013, the Company and the Bank amended their respective Articles of Incorporation to change their names to Yadkin Financial Corporation and Yadkin Bank, respectively, effective May 28, 2013. Our voting common stock is listed on The Nasdaq Global Select Market ("Nasdaq") under the trading symbol “YDKN.”

On July 31, 2002, the Bank acquired Main Street BankShares, Inc. and its subsidiary, Piedmont Bank, of Statesville, North Carolina. On January 1, 2004, the Bank acquired High Country Financial Corporation, and its subsidiary, High Country Bank, of Boone, North Carolina. On October 1, 2004, the Bank acquired Sidus Financial, LLC (“Sidus”), a mortgage lender that was dissolved as of January 23, 2013. Retail mortgage bank activities are now operated as a division of the Bank. The Bank acquired Cardinal State Bank, of Durham, North Carolina (“Cardinal”) on March 31, 2008. On April 16, 2009, the Company acquired American Community Bancshares, Inc., and its subsidiary, American Community Bank of Monroe, North Carolina (“American Community”).

During 2009, the Bank established five North Carolina limited liability companies (LLCs), Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC and Green Street V, LLC. The purpose of LLCs is to hold, maintain and sell real estate properties acquired by the Bank.

On May 28, 2013, the Company completed a one-for-three reverse stock split of its common stock. In connection with the reverse stock split, every three shares of issued and outstanding Company common stock on May 28, 2013 were exchanged for one share of newly issued common stock. Fractional shares resulting from the reverse stock split were exchanged for a cash payment equal to the fraction to which the shareholder would otherwise have been entitled multiplied by the closing price of the Company's common stock as reported on Nasdaq on the last trading day prior to the effectuation of the reverse stock split.

On January 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VantageSouth Bancshares, Inc., a Delaware corporation (“VantageSouth”), and Piedmont Community Bank Holdings, Inc., a Delaware corporation and majority stockholder of VantageSouth (“Piedmont”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, VantageSouth and Piedmont will merge with and into the Company (collectively, the “Mergers”), with the Company continuing as the surviving corporation. The Merger Agreement also provides that, immediately following the effective time of the mergers, VantageSouth Bank, a North Carolina banking corporation and wholly owned subsidiary of VantageSouth, will merge with and into the Bank, with the Bank continuing as the surviving bank in the bank merger. The Merger Agreement was approved by each of the boards of directors of the Company, VantageSouth, and Piedmont, and the mergers are expected to close late in the second quarter of 2014, subject to shareholder and regulatory approval and other customary closing conditions.

The Company’s principal executive offices are located at 209 North Bridge Street, Elkin, North Carolina 28621-3404, and the telephone number is (336) 526-6300. Our periodic securities reports on Forms 10-K and 10-Q and our current securities reports on Form 8-K are available on our website at www.yadkinbank.com under the heading “About Us - News & Press Releases.” The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

At December 31, 2013, the Company had total assets of $1,806.0 million, net loans held-for-investment of $1,340.7 million, deposits of $1,518.4 million, and shareholders’ equity of $184.5 million. The Company had net income to common shareholders of $16.9 million and diluted earnings per share of $1.19 for the year ended December 31, 2013. The Company had a net loss to common shareholders of $12.6 million and $17.4 million and diluted losses per share of $1.92 and $2.85 for the years ended December 31, 2012 and 2011, respectively. The net loss in 2012 was primarily the result of additional credit losses incurred as part of an accelerated asset disposition plan. This disposition plan included the sale of approximately $50 million in problem loans and the disposition of foreclosed properties. Net losses in 2011 were related primarily to valuation allowance recorded on deferred tax assets that was reversed in 2012.

Business Offices. Yadkin operates 33 full-service banking offices and is headquartered in Elkin, North Carolina. We operate the offices in Jefferson and West Jefferson (Ashe County), Wilkesboro and North Wilkesboro (Wilkes County), Elkin (Surry County), East Bend, Jonesville and Yadkinville (Yadkin County), Statesville and Mooresville (Iredell County), Cornelius, Charlotte, Mint Hill and Huntersville (Mecklenburg County), Boone (Watauga County), Linville (Avery County), Durham (Durham County), Hillsborough (Orange County), Monroe, Indian Trail and Marshville (Union County); as well as offices in Tega Cay, South Carolina (York County) and Gaffney and Blacksburg, South Carolina (Cherokee County). The Bank has a loan production office in Wilmington, NC (New Hanover County) and mortgage banking offices throughout North and South Carolina.

Banking Market. The Bank’s current banking market consists of the central piedmont counties (most current data available-2013 population) of Iredell (164,000), Mecklenburg (957,000), and Union (211,000), the research triangle counties of Durham (285,000) and Orange (137,000) and the northwestern counties of Ashe (28,000), Avery (18,000), Surry (74,000), Watauga (53,000), Wilkes (70,000) and Yadkin (39,000) in North Carolina and the upstate counties of South Carolina of York (238,000) and Cherokee (56,000) counties, and to a lesser extent, the surrounding areas (the “Yadkin Market”). The Yadkin Market is located along Interstate 77 in the Charlotte metropolitan area, and west of the “Piedmont Triad” area of North Carolina to the northwestern border with Virginia and Tennessee (Source- SNL Financial Data).

We believe Yadkin’s market area is well diversified and strong. The 13 counties in which our branches are located had an estimated 2013 population of 2.3 million people. Median household income in 2013 for these counties was $44,000. Over 99% of the work force is employed in nonagricultural wage and salary positions. The government employs approximately 9% of the work force. The major non-governmental employment sectors were retail trade (10%), health and social assistance (13%), manufacturing (10%), accommodation and food services (8%), finance and insurance (7%) and administrative and waste services (7%). (Source-NC Dept of Commerce & US Census Bureau).

Competition. Commercial banking in North Carolina and South Carolina is extremely competitive due to state laws that allow statewide branching. North Carolina is the home of one of the ten largest commercial banks in the U.S., Bank of America, N.A., which has branches located in the Yadkin Market.

The following table summarizes Yadkin’s share of the deposit market in each of the thirteen counties as of June 30, 2013.

County	Total Number of Branches	Yadkin Bank Branches	Total Amount of Deposits (000's)	Yadkin Bank Deposits (000's)	Yadkin Bank % of Market Deposits
North Carolina:
Ashe	9	2	484,937	153,803	32%
Avery	9	1	246,000	16,120	7%
Durham	62	3	6,018,043	144,014	2%
Iredell	56	6	2,286,258	222,776	10%
Mecklenburg	238	6	199,004,221	206,699	<1%
Surry	29	2	1,268,476	95,140	8%
Union	40	3	1,589,931	159,494	10%
Watauga	18	2	860,388	105,932	12%
Wilkes	18	2	759,895	104,836	14%
Yadkin	10	3	478,974	189,384	40%
South Carolina:
Cherokee	11	2	470,794	89,939	19%
York	52	1	2,165,040	19,553	1%

The financial services industry has been and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers.

The Bank also competes for deposits in the Yadkin Market with other financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies, agencies issuing U.S. government securities and other financial institutions with varying degrees of regulatory restrictions. These competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. In its lending activities, Yadkin competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Credit unions have been permitted to expand their membership criteria and expand their loan services to include such traditional bank services as commercial lending. We expect competition in the Yadkin Market to continue to be significant.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises. Markets in the U.S. and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007 that has continued since then. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

•
Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

•
Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

•
Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau, or CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•
Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

•	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

•
requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing stockholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision (the “BCBS”), an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule begin to phase in on January 1, 2014, for advanced approaches banking organizations, and on January 1, 2015, for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements);

•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions); and

•	new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations (“CDOs”) issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

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

Yadkin Financial Corporation

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

Capital Adequacy. The Federal Reserve imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Yadkin Bank - Capital Adequacy and Prompt Corrective Action.” Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is subject to regulatory restrictions as described below in “Yadkin Bank - Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength for Subsidiary. In accordance with Federal Reserve policy, we are required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Federal Deposit Insurance Corporate Improvement Act of 1991, or FDICIA, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

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

Also, the payment of cash dividends by Yadkin in the future will be subject to certain other legal and regulatory limitations (including the requirement that Yadkin's capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock or our Series T-ACB Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock and Series T-ACB Preferred Stock have been paid in full. The Company deferred dividend payments on its Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities in the second, third and fourth quarters of 2011 and the first and second quarters of 2012. All deferred payments were made in 2012 and there are no dividends payable outstanding at December 31, 2013. Nevertheless, we may be required to defer dividend payments on the Series T and Series T-ACB Preferred Stock in the future given liquidity levels at the holding company. We are able to defer interest payments on our trust preferred securities for up to twenty consecutive quarters without being deemed in default. There is no assurance that, in the future, Yadkin will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

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

Yadkin Bank

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

Transactions with Affiliates and Insiders. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.
The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Those extensions of credit:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2013, no reserves were required to be maintained on the first $12.4 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $12.4 million and $79.5 million, and additional reserves were required on aggregate balances in excess of $79.5 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for the first quarter of 2014, no reserves will be required to be maintained on the first $12.4 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $12.4 million and $79.5 million, and additional reserves are required on aggregate balances in excess of $79.5 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2013, the Bank met its reserve requirements.

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

Insurance of Deposits. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Capital Adequacy and Prompt Corrective Action. Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet agreements calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet agreements. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital, as defined below, and total capital to risk-weighted assets (including certain off-balance sheet agreements such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet agreements are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of the following three tiers depending on type:

•
Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities less goodwill, nonqualifying deferred tax assets, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for loan losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The Company, like other bank holding companies, is currently required to maintain Tier 1 capital and total capital (the sum of Tier 1, Tier 2, and Tier 3 capital) equal to at least 4% and 8%, respectively, of our total risk-weighted assets (including various off-balance sheet agreements such as letters of credit). At least half of the total capital is required to be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet agreements, are multiplied by a risk-weight based on the risk inherent in the type of asset. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6% and 10% on a risk-weighted basis, respectively.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. The Company and the Bank are not subject to the market risk capital guidelines.

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. For bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3%. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4% unless an appropriate regulatory authority specifies a different minimum. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks, such as the Bank, to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, the Bank is generally required to maintain a minimum Tier 1 (leverage) capital ratio of not less than 4%. However, as of December 31, 2013, the Bank has committed to regulators that it will maintain a Tier 1 leverage ratio of 8%. The Bank is currently above this level at 11.24% as of December 31, 2013.

As discussed above under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises - Basel Capital Standards,” Basel III, when fully phased-in, will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule.

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that federal banking agencies take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized. A depository institution’s capital tier depends on how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, Tier 1 capital ratio, and Tier 1 (leverage) capital ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•
Well-capitalized if the institution has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 (leverage) capital ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

•
Adequately-capitalized if the institution has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, a Tier 1 (leverage) capital ratio of 4% or greater and is not categorized as well-capitalized;

•	Undercapitalized if the institution has a total capital ratio that is less than 8%, a Tier 1 capital ratio of less than 4% or a Tier 1 (leverage) capital ratio of less than 4%;

•	Significantly-undercapitalized if the institution has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Tier 1 (leverage) capital ratio of less than 3%; or

•	Critically-undercapitalized if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets.

However, beginning in January 2015, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, as described above under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises - Basel Capital Standards.”

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition for other purposes. If a bank is not well-capitalized, it is subject to certain requirements and restrictions, which get progressively more restrictive if the bank’s regulatory capital level further deteriorates.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

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

Number of Employees

At December 31, 2013, the Company had 489 full-time equivalent employees (including our executive officers) and 22 part-time employees. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

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

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2014. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit · quality of our loan portfolios to deteriorate;

•
market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

•
the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

•	the value of our securities portfolio may decline; and

•	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our voting common stock.

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

Also, our actual loan losses could exceed our allowance for loan losses. As of December 31, 2013, approximately 66% of our loan portfolio was composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than repayment of residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

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

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer.
We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.
We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower-yield loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest-rate environments.

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

At December 31, 2013, 43% of our loan portfolio was secured by commercial real estate and our outstanding commercial real estate loans were equal to 265% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.
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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 90.6% of our interest income for the year ended December 31, 2013. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our merger of equals transaction with VantageSouth will dilute current shareholders’ stock ownership and could expose us to additional risks.

In connection with our merger of equals transaction with VantageSouth announced on January 27, 2014, we will issue additional shares of common stock, which will dilute current shareholders’ ownership interest in the Company. This merger of equals transaction will require us to incur debt.

Our proposed merger of equals transaction with VantageSouth could involve a number of additional risks, including the risks of:

•	incurring the time and expense associated with the merger of equals transaction, resulting in management’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	incurring the time and expense required to integrate the operations and personnel of the combined businesses;

•	creating an adverse short-term effect on our results of operations; and

•	losing key employees and customers as a result of an acquisition that is poorly received.

If we do not successfully manage these risks, the merger of equals transaction could have a material effect on our operating results and financial condition, including short and long-term liquidity.

The Company’s proposed merger with VantageSouth may present certain risks to the Company’s business and operations.

On January 27, 2014, the Company entered into the Merger Agreement with VantageSouth and Piedmont providing for the merger of equals transaction with VantageSouth. The proposed merger of equals transaction presents the following risks, among others:

•	the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

•	that the transaction may not be timely completed, if at all;

•
that prior to the completion of the transaction or thereafter, the Company’s and VantageSouth’s respective businesses may not perform as expected due to transaction-related uncertainty or other factors;

•
that the parties are unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of VantageSouth in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies and integrating VantageSouth’s workforce while maintaining focus on providing consistent, high quality customer service;

•	that required regulatory and shareholder approvals are not obtained or other closing conditions are not satisfied in a timely manner or at all;

•	reputational risks and the reaction of the companies’ customers to the transaction; and

•
whether or not completed, the proposed acquisition may require diversion of the attention of the Company’s management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

We may be exposed to difficulties in combining the operations of VantageSouth and the Company, which may prevent us from achieving the expected benefits from our merger activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger activities, including our proposed merger of equals transaction with VantageSouth announced on January 27, 2014. Inherent uncertainties exist in integrating the operations of two companies. In addition, the markets and industries in which the Company and VantageSouth operate are highly competitive. We may lose customers as a result of the merger. We also may lose key personnel as a result of the merger. We may not have discovered all known and unknown factors during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of the merger, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from the merger within desired time frames.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per account. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

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

Any requested or required changes in how we determine the impact of loss share accounting on our financial information could have a material adverse effect on our reported results.

Our financial results are significantly affected by loss share accounting, which is driven by accounting rule interpretations, assumptions and judgments made by us, and subject to ongoing review by our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to question or revision by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

The Dodd-Frank Act may have a material adverse effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations by compelling us to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the "Patriot Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the "source of strength" doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Our trading volume has been low compared with larger banks and bank holding companies and the sale of substantial amounts of our voting common stock in the public market could depress the price of our voting common stock.

The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended January 31, 2014 was approximately 33,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the large bank holding companies. We cannot predict the extent to which an active public market for our voting common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our voting common stock in the market, or availability of shares of our voting common stock for sale in the market, will have on the market price of our voting common stock. We therefore can give no assurance that sales of substantial amounts of our voting common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our voting common stock to decline or impair our ability to raise capital through sales of our common stock.

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

The Series T and Series T-ACB Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrants we issued may be dilutive to holders of our common stock.

The dividends on the Series T and Series T-ACB Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T and Series T-ACB Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued in conjunction with the sale to Treasury of the Series T-ACB Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 0.6% of the shares of our common stock outstanding as of December 31, 2013 (including the shares issuable upon exercise of the warrant in total shares outstanding).

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

Item 1B. Unresolved Staff Comments

Not Applicable
Item 2 — Properties

The Company currently operates out of 33 full-service banking offices, eight mortgage lending offices, and nine administrative offices as set forth below:

Office Location	Approximate Square Footage	Year Established/Acquired
110 West Market Street, Elkin, NC	2,350	1968
1318 North Bridge Street Elkin, NC	4,550	1989
101 North Bridge Street, Jonesville, NC	2,275	1971
117 Paulines Street, East Bend, NC	2,400	1998
1404 West D Street, North Wilkesboro, NC	3,178	1984
301 West Main Street, Wilkesboro, NC	2,400	1991
709 East Main Street, Jefferson, NC	4,159	1986
1488 Mount Jefferson Road, West Jefferson, NC	4,900	2001
104 Progress Lane, Yadkinville, NC	4,532	2007

325 East Front Street, Statesville, NC	4,990	1998
127 North Cross Lane, Statesville, NC	2,485	1997
165 Williamson Road, Mooresville, NC	5,093	1998
520 East Plaza Drive, Mooresville, NC	3,689	2000
19525 West Catawba Avenue, Cornelius, NC	2,834	2000
100 North Statesville Road, Huntersville, NC	2,923	2000
197 Medical Park Road, Mooresville, NC	12,280	2005
3475 East Broad St, Statesville, NC	1,800	2006
149 Jefferson Road, Boone, NC	4,600	1998
2111 Blowing Rock Road, Boone, NC	11,000	2013
3618 Mitchell Ave, Linville, NC	3,000	2005
237 South Churton Street, Hillsborough, NC	3,250	2008
115 East Carver Street, Durham, NC	4,300	2008
3400 Westgate Drive, Durham, NC	2,400	2008
2593 West Roosevelt Boulevard, Monroe, NC	14,774	2009
13860 East Independence Boulevard, Indian Trail, NC	3,850	2009
7001 East Marshville Boulevard, Marshville, NC	3,500	2009
4335 Matthews-Mint Hill Road, Mint Hill, NC	2,500	2009
3500 Mt. Holly-Huntersville Road, Charlotte, NC	4,500	2009
4500 Cameron Valley Parkway, Charlotte, NC	2,800	2009
2130 South Boulevard, Charlotte, NC	5,400	2009
217 North Granard Street, Gaffney, SC	11,000	2009
207 West Cherokee Street, Blacksburg, SC	2,500	2009
1738 Gold Hill Road, Tega Cay, SC	3,100	2009

Offices operated by the mortgage banking division-
701 Green Valley Road, Suite 101, Greensboro, NC	5,000	2010
333 E Six Forks Rd, Suite 18, Raleigh, NC	2,900	2011
1325 E Garrison Blvd, Suite A, Gastonia, NC	1,700	2011
604 12th Street, West Columbia, SC	2,000	2011
2300 S. Croatan Hwy, Nags Head, NC	1,100	2009
671 Jamestown Drive, Suite 208E, Garden City, SC	230	2012
138 Charlotte Street, Suite 251, Asheville, NC	620	2012
5085 Morganton Road, Suite 200-A, Fayetteville, NC	1,000	2012
1040 William Hilton Parkway, Suite 104, Hilton Head Island, SC	1,500	2012

Offices housing administration and operations-
209 North Bridge Street, Elkin, NC	6,120	1979
290 North Bridge Street, Elkin, NC	2,516	1995
204 South Elm Street, Statesville, NC	5,435	2000
120 South Elm Street, Statesville, NC	2,381	2001
482 State Farm Road, Boone, NC	2,900	2003
101 West Main Street, Elkin	13,480	2004
3710 University Drive, Durham, NC	12,000	2008
300 East Broad Street, Statesville, NC	6,000	2009
328 East Broad Street, Statesville, NC	2,500	2010

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

PART II

Item 5 —Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company. Yadkin first issued common stock during 1968 in connection with its initial incorporation and the commencement of its banking operations. Yadkin’s voting common stock is listed on The Nasdaq Global Select Market under the trading symbol “YDKN.” As of February 1, 2014, the Company had 5,327 shareholders of record.

The following table lists high and low published closing prices of Yadkin’s voting common stock (as reported on The Nasdaq Global Select) for the calendar quarters indicated. Stock prices have been adjusted to reflect a 1-for-3 stock split in the second quarter of 2013:

		Sale Price				Sale Price
	Dividends	Common Stock			Dividends	Common Stock
	Paid	High	Low		Paid	High	Low
2013				2012
First Quarter	—	$12.03	$8.82	First Quarter	—	$8.67	$4.95
Second Quarter	—	14.04	11.55	Second Quarter	—	9.78	7.35
Third Quarter	—	17.23	14.00	Third Quarter	—	10.29	7.80
Fourth Quarter	—	18.79	15.56	Fourth Quarter	—	10.44	8.55

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

We suspended our common stock repurchase plan in 2008, which we historically used to (1) reduce the number of shares outstanding when our share price in the market made repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the year ended December 31, 2013.

Item 6 — Selected Financial Data

	($ in thousands, except per share data)
	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total interest income	$74,299	$78,972	$88,546	$97,840	$93,578
Total interest expense	10,241	17,988	26,041	34,344	31,915
Net interest income	64,058	60,984	62,505	63,496	61,663
Provision for loan losses	(2,685)	40,374	20,843	24,349	48,439
Net interest income after provision for loan losses	66,743	20,610	41,662	39,147	13,224
Non-interest income	18,404	13,566	18,180	21,935	25,691
Non-interest expenses	55,920	66,811	67,543	62,483	122,848
Income (loss) before income taxes	29,227	(32,635)	(7,701)	(1,401)	(83,933)
Provision for income taxes	10,401	(23,961)	6,694	(1,389)	(8,876)
Net income (loss)	18,826	(8,674)	(14,395)	(12)	(75,057)
Preferred stock dividend and amortization of
preferred stock discount	1,877	3,911	2,987	3,181	2,435
Net income (loss) to common shareholders	$16,949	$(12,585)	$(17,382)	$(3,193)	$(77,492)

Per Share Data(1):
Earnings (loss) per share - basic	$1.19	$(1.91)	$(2.86)	$(0.60)	$(15.69)
Earnings (loss) per share - diluted	1.19	(1.91)	(2.86)	(0.60)	(15.69)
Cash dividends per share	—	—	—	—	0.36
Weighted average shares outstanding (2)
Basic	14,203,099	6,589,971	6,079,668	5,376,547	4,936,108
Diluted	14,224,720	6,589,971	6,079,668	5,376,547	4,936,108

Selected Year-End Balance Sheet Data:
Loans, net, and loans held for sale	$1,359,596	$1,312,034	$1,437,610	$1,613,206	$1,677,538
Total assets	1,806,027	1,923,438	1,993,188	2,300,594	2,113,612
Deposits	1,518,423	1,631,662	1,731,341	2,020,406	1,821,752
Shareholders' equity	184,470	170,794	140,586	147,457	152,266

Selected Ratios:
Return (loss) on average assets	0.93%	(0.64)%	(0.82)%	(0.14)%	(3.96)%
Return (loss) on average equity	9.65%	(7.99)%	(12.14)%	(2.08)%	(40.50)%
Dividend payout to common shareholders	—%	—%	—%	—%	(2.29)%
Equity to assets ratio	10.22%	8.88%	7.05%	6.41%	7.20%

(1) Per share data has been updated to reflect a 1-for-3 stock split in 2013.
(2) Weighted average shares outstanding excludes shares of nonvested, restricted stock.

The American Community acquisition's results of operations are included from the date of acquisition, April 16, 2009, forward.

Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes combined in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. Because Financial Corporation has no material operations and conducts no business on its own other than owning its subsidiary, Yadkin Bank (“the Bank”), the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Yadkin Financial Corporation and Yadkin Bank are collectively referred to herein as the Company unless otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and the year ended December 31, 2011, and also analyzes our financial condition as of December 31, 2013 as compared to December 31, 2012. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Markets in the United States and elsewhere experienced extreme volatility and disruption since the latter half of 2007. These circumstances have exerted downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in increased market volatility, constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the value of the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report. Throughout Management Discussion and Analysis we make reference to tangible equity which is a non-GAAP measure. See page 59 for a reconciliation from the GAAP measure to non-GAAP measure.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Bank’s accounting for loans, the provision and allowance for loan losses, other real estate owned, goodwill and deferred tax assets. In particular, the Bank’s accounting policies relating to the provision and allowance for loan losses and possible impairment of goodwill involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material differences in the consolidated financial position or consolidated results of operations. Please see the discussion below under “Loans,” “Provision for Allowance for Loan Losses,” and “Deferred Tax Assets.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” for additional information regarding all of the Bank’s critical and significant accounting policies.

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

DEFERRED TAX ASSETS - At December 31, 2013, we had $23.4 million in net deferred tax assets. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence we concluded that no valuation allowance should be recorded against deferred tax assets at December 31, 2013.
Financial Condition

The Bank’s total assets decreased 6.10% from $1,923.4 million at December 31, 2012 to $1,806.0 million at December 31, 2013, primarily due to a $97.4 million decrease in cash as excess liquidity from the prior year loan sale was utilized. Total gross loans and loans-held-for sale increased 3.03% from $1,337.2 million at December 31, 2012 to $1,377.7 million at December 31, 2013. Deposits decreased 6.94% from $1,631.7 million at December 31, 2012 to $1,518.4 million at December 31, 2013.

Loans held-for-investment increased by $49.2 million, or 3.76% for the year ended December 31, 2013 as economic conditions improved and the Company saw increased loan demand.

The table below presents the increases (decreases) in loans by category year over year.

Loan Category	Balance 12/31/13	Balance 12/31/12	Increase (Decrease)	% Increase (Decrease)
	(dollar amounts in millions)
Construction	$131.0	$132.0	$(1)	(0.8)%
Commercial real estate	579.7	554.5	25.2	4.5%
1-4 family mortgage loans	174.1	168.6	5.5	3.3%
Home equity lines of credit	194.1	191.9	2.2	1.1%
Multifamily	41.7	35.3	6.4	18.1%
Commercial (includes deferred costs)	186.4	175.5	10.9	6.2%
Consumer and other	51.7	51.7	—	—%
Total loans	$1,358.7	$1,309.5	$49.2	3.8%

Loan composition includes commercial real estate loans which account for 43% of total loans, followed by commercial and industrial loans at 14%, home equity lines at 14%, residential 1-4 family first mortgage liens at 13%, construction and land development loans at 9%, multifamily loans at 3% and consumer loans at 4%.

The weighted average rate for loans held-for-investment at December 31, 2013 was 5.00% as compared to 5.30% at December 31, 2012. Fixed rate loans comprised 59% and 56% of total loans held-for-investment at December 31, 2013 and 2012, respectively. Fixed rate loans held at the end of the current and prior year yielded 5.32% and 5.81%, respectively, a decrease of 49 basis points. This decrease is primarily due to the repricing of loans at lower rates. At December 31, 2013, and 2012, the aggregate yields of variable rate loans were 4.55% and 4.64%, respectively, a decrease of 9 basis points. The decrease in variable rate loan yields is also attributable to repricing at lower rates as interest rates remain at historical lows.

Mortgage loans held-for-sale decreased by $8.8 million, or 31.7%, as mortgage activity has decreased as rates rise from historically low levels in 2012. These loans are closed, managed, and sold by the mortgage banking segment of the Bank. The Bank continued its strategy of selling mortgage loans mostly to various investors with servicing released and to a lesser extent to the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with servicing rights retained. Loans held-for-sale are normally sold to investors within two to three weeks after closing. Loans closed by the mortgage banking segment during 2013 totaled $266.0 million, compared to $328.8 million in 2012, with monthly volumes in 2013 ranging from $13.7 million in October to $30.9 million in May.

The securities portfolio decreased by $54.2 million, or 15.80%, due to principal reductions and maturities in the amount of $84.1 million and $80.1 million in sales during 2013 as the Company looked to improve returns. These decreases were partially offset by $123.8 million in purchases during 2013. All securities were held in the available-for-sale category and included U.S. Government agency securities of $16.4 million, or 5.7%, state and municipal securities of $98.7 million, or 34.2%, mortgage-backed securities of $103.4 million, or 35.8%, collateralized mortgage obligations of $67.2 million, or 23.2%, and $3.2 million, or 1.1%, in other common and preferred stocks. The unrealized gains decreased to a net unrealized gain of $8,000 from a net unrealized gain of $6.8 million in 2012. The tax equivalent yield on securities held at December 31, 2013 was 2.96%, an increase from 2.28% a year earlier.

Premises and equipment, net of accumulated depreciation, decreased by $1.2 million from December 31, 2012 to December 31, 2013. Additions were $2.9 million in premises and equipment while depreciation and disposals accounted for a $4.1 million decrease.

Foreclosed real estate, also referred to as OREO, decreased by $5.5 million from December 31, 2012 to December 31, 2013, primarily due to the sale and writedown of $9.7 million in properties in 2013 as part of the previously announced auction of foreclosed properties in the first quarter of 2013.

The following table presents the foreclosed real estate:

	2013	2012
	(Amounts in thousands)
Beginning balance	$8,738	$24,966
Loans transferred to OREO	4,233	13,896
Proceeds of sales, net of selling expenses	(10,579)	(17,741)
Net writedowns, gains and losses	875	(12,383)
Ending balance of OREO	$3,267	$8,738

Fair value of OREO is based on recent appraisals or discounted collateral values for properties in which recent appraisals were not available.

Other assets (including FHLB stock, investment in bank owned life insurance, core deposit intangibles, and deferred tax assets) decreased by $6.6 million from December 31, 2012 to December 31, 2013. The decrease was primarily related to deferred tax assets that decreased from $31.4 million to $23.4 million as taxable income was recorded for the year ended December 31, 2013. Other decreases include a $682,000 decrease in FHLB stock and a $680,000 decrease in core deposit intangibles due to amortization. Offsetting the decreases, was a $599,000 increase in investment in bank owned life insurance and a $2.0 million increase in mortgage servicing rights.

Deposits decreased by $113.2 million, or 6.9%, for the year ended December 31, 2013 primarily as a result of a decrease in certificates of deposit of $176.0 million, or 24.0% as management focused on shifting deposit mix from higher cost time deposits to lower cost core deposits. The table below presents increases and decreases in deposits year over year.

Deposit Category	Balance 12/31/13	Balance 12/31/12	Increase (Decrease)	% Increase (Decrease)
	(dollar amounts in millions)
Certificates of Deposit	$557.3	$733.3	$(176.0)	(24.0)%
Money market	390.8	363.0	27.8	7.7%
NOW	224.3	193.1	31.2	16.2%
Savings	78.4	68.4	10.0	14.6%
Demand deposits	267.6	273.9	(6.3)	(2.3)%
Total deposits	$1,518.4	$1,631.7	$(113.3)	(6.9)%

Notwithstanding the decrease in total deposits, interest bearing NOW accounts increased $31.2 million; savings accounts increased $10.0 million and money market accounts increased $27.8 million. Although there is no concentration of deposits from one individual or entity, the Bank does have $227.9 million or 15.0% of its total deposits in the over $100,000 (“jumbo CDs”) category. Jumbo CDs decreased by $88.2 million, or 27.9%, over the balance at December 31, 2012. The Bank’s brokered CD’s are 2.3% of the Bank’s total deposits at December 31, 2013 and are discussed in further detail under “Liquidity Management”.

The weighted-average rate for CDs outstanding on December 31, 2013 was 1.05% down from 1.59% at the end of the prior year. During 2013 the aggregate CD rate decreased as CDs repriced throughout the year. The weighted-average rate paid on outstanding jumbo CDs at December 31, 2013 was 22 basis points higher than on other CDs, an increase from the prior year-end spread of 17 basis points. The weighted-average remaining term on jumbo CDs at December 31, 2013 was 16.6 months, up from 13.5 months, at the end of 2012.

In addition to deposits, funding for the Bank’s assets was obtained from overnight repurchase agreements with businesses in the local market area. Funds borrowed under repurchase agreements decreased from $44.2 million at December 31, 2012 to $28.3 million at December 31, 2013. Advances from the FHLB at December 31, 2013 totaled $25.9 million compared to $25.9 million at December 31, 2012. On November 1, 2007, the Company issued $25.0 million in trust preferred securities at the floating interest rate of three month LIBOR plus 132 basis points. The interest rate at December 31, 2013 was 1.56% and will be effective until March 14, 2014. These securities are classified as long-term debt and mature in the year 2032. The Company now has the option to call for redemption of the securities, although the Company has no plans to redeem at this time. The proceeds provided funding for the acquisition of Cardinal at the end of the first quarter of 2008. In addition to the $25.0 million in trust preferred securities issued in 2007, the Company acquired $10.0 million in trust preferred securities in the American Community acquisition. These trust preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. Their interest rate at December 31, 2013 was 3.05% and they are redeemable on December 15, 2033.

The Company also acquired capital lease obligations in the amount of $2.3 million from American Community. See Note 13 in the Consolidated Financial Statements for further details.

Accrued interest payable decreased $777,000 as total deposits decreased at December 31, 2013. Other liabilities decreased by $1.1 million, or 9.3%, from December 31, 2012 to December 31, 2013. The decrease was due primarily to a liability recorded in the sale of the reinsurance subsidiary in the amount of $1.7 million, as the Bank had entered into an agreement to sale its reinsurance subsidiary for a loss, and a $873,000 payable set up for potential property taxes owed as part of the accelerated asset disposition plan at December 31, 2012. In addition, commercial remittances which represent loan payments due to third parties also decreased $1.4 million from December 31, 2012. These decreases were offset by a $3.0 million increase in accrued incentive compensation at December 31, 2013.

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
Results of Operations

Net income to common shareholders for 2013 was $16.9 million compared to a net loss of $12.6 million in 2012 and a net loss of $17.4 million in 2011. Basic and diluted net income per common share available to common shareholders was $1.19 in 2013 compared to basic net loss per common share of $(1.91) in 2012 and $(2.86) in 2011. The Company’s net income before preferred dividends for 2013 was $18.8 million, an increase in income of $27.5 million from 2012 net loss before preferred dividends of $8.7 million. Return (loss) on average assets was 0.93% in 2013, (0.64)% in 2012, and (0.82)% in 2011. Return (loss) on average equity was 9.65% in 2013, (7.99)% in 2012, and (12.14)% in 2011. The return on assets and equity increased in 2013 primarily due to increased credit losses in 2012 as the Company executed an asset disposition plan to sell over $50 million in problem loans and foreclosed real estate.
Net Interest Income

Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest and fee income generated from earning assets and the interest paid on deposits and borrowed funds. The factors that influence net interest income include both changes in interest rates and changes in volume and mix of loans and deposits.

For analytical purposes, net interest income may be reported on a tax-equivalent basis, which illustrates the tax savings on loans and investments exempt from state and/or federal income taxes. The tables that follow, Interest Rates Earned and Paid, and Interest Rate/Volume Analysis, represent components of net interest income for the years 2013, 2012, and 2011. These tables present changes in interest income and expense and net interest income changes caused by rate and/or volume.

Net interest income increased $3.1 million, or 5.0%, in 2013 from 2012 compared to a decrease of $1.5 million, or 2.4%, in 2012 over 2011. As the Rate/Volume Variance Analysis table of earning assets and interest-bearing liabilities shows, the increase in net interest income was attributable to a decreased cost of deposits as the deposit mix shifted from higher cost time deposits to lower cost core deposits and a decrease in volume of deposits. The decrease in rates on deposits led to increased net interest income of $4.1 million on a tax equivalent basis, and the decrease in volume increased net income $3.1 million. Offsetting this increase was a decrease in interest income of $4.7 million due primarily to a decrease in volume of loans. Average earning assets decreased $125.4 million, or 6.9%, in 2013 as compared to 2012 after decreasing $160.9 million, or 8.1%, in 2012. Average loans decreased $65.9 million, or 4.7%, in 2013 compared with a decrease of $135.3 million, or 8.8%, in 2012. Average interest bearing deposits decreased $161.7 million, or 11.3%, in 2013 compared to 2012 after decreasing $205.0 million, or 12.5% from 2011 to

2012. Acquisition accounting adjustments increased net interest income by $275,000 in the current year and $307,000 in the prior year.

The net interest margin (tax-equivalent net interest income as a percentage of average interest-earning assets) increased to 3.86% in 2013 from 3.40% in 2012 after increasing to 3.40% in 2012 from 3.21% in 2011. This increase in 2013 is due primarily to a decrease in cost of funds as the deposit mix has shifted from higher cost time deposits to lower cost core deposits, as well as an increase in yields on securities. Excluding the accretion of fair value adjustments recorded in the American Community merger in 2009, net interest margin was 3.84% in 2013, 3.39% in 2012 and 3.19% in 2011, respectively.

Interest spread was 3.71% in 2013 compared to 3.21% in 2012 and 3.03% in 2011. Interest spread measures the difference between the average yield on interest-earning assets (tax-equivalent interest income as a percentage of average interest- earning assets) and the interest paid on interest-bearing liabilities. The rate increase in 2013 was due to an earning asset rate increase from 4.39% in 2012 to 4.46% in 2013 which resulted from an increase in yields on securities as the Company repositioned its portfolio to higher return securities, as well as the impact of decreased nonaccrual loans following the accelerated asset disposition plan. The interest-bearing liability rate declined 42 basis points from 2012 to 2013, due to a shift from higher cost time deposits to lower cost demand deposits. The following table presents the daily average balances, interest income and expense, and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for 2013, 2012, and 2011.

Interest Rates Earned and Paid

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and
federal funds sold	$23,280	$72	0.31%	$81,748	$201	0.25%	$141,249	$376	0.27%
Investment securities (1)	342,156	7,970	2.33%	343,137	7,761	2.26%	309,199	9,226	2.98%
Total loans (1)(2)(6)	1,333,647	67,719	5.08%	1,399,590	72,093	5.15%	1,534,929	80,111	5.22%

Total interest -earning assets	1,699,083	75,761	4.46%	1,824,475	80,055	4.39%	1,985,377	89,713	4.52%

Non-earning assets	124,481			125,114			142,193
Total assets	$1,823,564			$1,949,589			$2,127,570

Interest-bearing liabilities:
Deposits (7):
NOW and money market	$595,392	$1,065	0.18%	$553,339	$1,465	0.26%	$553,656	$3,299	0.60%
Savings	74,060	74	0.10%	64,385	85	0.13%	56,964	101	0.18%
Time certificates	599,629	7,409	1.24%	813,035	14,176	1.74%	1,025,165	20,475	2.00%
Total interest bearing deposits	1,269,081	8,548		1,430,759	15,726		1,635,785	23,875
Repurchase agreements sold	36,303	117	0.32%	41,463	275	0.66%	43,177	420	0.97%
Borrowed funds (8)	68,983	1,576	2.28%	61,432	1,987	3.23%	64,548	1,746	2.70%
Total interest-bearing
liabilities	1,374,367	10,241	0.75%	1,533,654	17,988	1.17%	1,743,510	26,041	1.49%

Non-interest bearing deposits	261,510			244,136			224,280
Stockholders' equity	175,633			157,133			143,163
Other liabilities	12,054			14,666			16,617

Total average liabilities stockholders' equity	$1,823,564			$1,949,589			$2,127,570

Net interest income (3) and interest rate spread (5)		$65,520	3.71%		$62,067	3.21%		$63,672	3.03%

Net interest margin (4)			3.86%			3.40%			3.21%

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
(6) Interest income on loans includes $238,000, $252,000 and $577,000 in accretion of fair market value adjustments related to recent mergers in the years 2013, 2012 and 2011, respectively. Estimated accretion for 2014 is $193,000.

(7) Interest expense on deposits includes $9,000, $235,000 and $302,000 in accretion of fair market value adjustments related to recent mergers for 2013, 2012, and 2011, respectively. Estimated accretion for 2014 is $2,000.

(8) Interest expense on borrowings includes $28,000, $(180,000) and $122,000 in accretion of fair market value adjustments related to recent mergers for 2013, 2012, and 2011, respectively. An adjustment was made in 2012 to adjust the remaining fair market value for early payoff of merger related borrowings. Estimated accretion for 2014 is $31,000.

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

Interest Rate/Volume Analysis

	2013-2012 Net Increase (Decrease) due to change in:			2012-2011 Net Increase (Decrease) due to change in:
	Average Balance	Average Rate	Increase (Decrease)	Average Balance	Average Rate	Increase (Decrease)
	(Amounts in thousands)
Interest-Earning Assets
Federal funds sold & interest bearing deposits	$(162)	$33	$(129)	$(152)	$(23)	$(175)
Investment securities	(23)	232	209	890	(2,356)	(1,466)
Total loans	(3,373)	(1,001)	(4,374)	(7,017)	(1,001)	(8,018)
Total earning assets	(3,558)	(736)	(4,294)	(6,279)	(3,380)	(9,659)
Interest-Bearing Liabilities
NOW and money market	93	(493)	(400)	(1)	(1,833)	(1,834)
Savings	11	(22)	(11)	11	(27)	(16)
Time certificates	(3,179)	(3,588)	(6,767)	(3,968)	(2,331)	(6,299)
Total interest-bearing deposits	(3,075)	(4,103)	(7,178)	(3,958)	(4,191)	(8,149)
Borrowed funds	64	(633)	(569)	(102)	198	96
Total interest-bearing liabilities	(3,011)	(4,736)	(7,747)	(4,060)	(3,993)	(8,053)
Net interest income	$(547)	$4,000	$3,453	$(2,219)	$613	$(1,606)

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

The rate sensitivity table that follows indicates the volume of interest-earning assets and interest-bearing liabilities as of December 31, 2013 that mature or are expected to reprice within the stated time periods. The asset sensitivity of the Company’s net interest income is reflected in the “Income Shock Summary” table following the “Gap Analysis” table.

GAP Analysis

	Terms to Repricing at December 31, 2013
	3 months or Less	More than 3 to 12 Months	Over 1 Year Thru 3 Years	Over 3 Years Thru 5 Years	Over 5 Years	Total
INTEREST EARNING-ASSETS	(Dollars in thousands)
Loans:
Real estate- construction	$21,611	$31,193	$38,517	$31,839	$7,875	$131,035
Commercial real estate	71,010	78,445	118,511	223,864	87,862	579,692
Real estate- 1-4 family	13,697	26,108	37,737	54,884	41,646	174,072
Real estate- multifamily	5,047	5,485	4,109	19,121	7,951	41,713
Home equity lines of credit	113,820	522	10,713	185	68,905	194,145
Commercial (net deferred costs)	50,850	54,281	29,595	44,399	7,297	186,422
Consumer and other	6,533	15,850	14,185	12,423	2,676	51,667
Total Loans	282,568	211,884	253,367	386,715	224,212	1,358,746
Securities:
U.S. Treasuries and other agencies	440	878	—	15,000	74	16,392
State and municipal securities	963	2,850	9,180	13,085	72,626	98,704
Mortgage backed debt securities	71,361	15,166	29,095	17,635	37,418	170,675
Common and preferred stocks	—	—	—	—	3,151	3,151
Total Securities	72,764	18,894	38,275	45,720	113,269	288,922
Interest bearing due from banks and federal funds sold	8,769	—	—	—	—	8,769
TOTAL EARNING ASSETS	$364,101	$230,778	$291,642	$432,435	$337,481	$1,656,437
INTEREST-BEARING LIABILITIES
Deposits:
NOW accounts	$224,195	$—	$—	$—	$—	$224,195
Money market accounts	390,931	—	—	—	—	390,931
Savings	78,421	—	—	—	11	78,432
Certificates: (1)
Over $100,000	43,374	105,533	69,807	16,082	—	234,796
Other certificates	54,933	153,751	82,211	26,538	5,040	322,473
Total deposits	791,854	259,284	152,018	42,620	5,051	1,250,827
Repurchase Agreements/Fed Funds Purchased	28,260	—	—	—	—	28,260
FHLB borrowings	5,040	15,119	5,321	312	95	25,887
Junior Subordinated Debentures	35,067	—	—	—	—	35,067
TOTAL INTEREST BEARING LIABILITIES	$860,221	$274,403	$157,339	$42,932	$5,146	$1,340,041
GAP	(496,120)	(43,625)	134,303	389,503	332,335	316,396
CUMULATIVE GAP	(496,120)	(539,745)	(405,442)	(15,939)	316,396	316,396
GAP %	(29.95)%	(2.63)%	8.11%	23.51%	20.06%	19.10%

Additional information regarding loans with maturity dates that exceed one year (in millions)
Fixed rate loans with maturities that exceed one year					$850.8
Variable rate loans with maturities that exceed one year					157.5
(1) For GAP analysis purposes, certificates of deposits related to public funds and brokered deposits are not broken down between certificates greater than $100,000 and other. As a result, classifications may vary from disclosures and presentations throughout the financial statements.

Income Shock Summary

	January 1, 2014
		Rates UP (+200 bp)		Rates DN (-200 bp)
	Base Amount	Amount	% Change	Amount	% Change
	(dollars in thousands)
Short-term investments	$48	$462	857.58%	$—	—%
Securities	6,637	8,640	30.17%	4,818	(27.41)%
Loans	65,185	76,394	17.20%	57,441	(11.88)%
Interest income	71,870	85,496	18.96%	62,259	(13.37)%
Non-maturing deposits	576	5,379	833.61%	360	(37.57)%
Certificates of deposits	4,864	8,789	80.69%	4,314	(11.31)%
Borrowed money	1,168	2,208	89.15%	1,037	(11.15)%
Interest expense	6,608	16,376	147.84%	5,711	(13.57)%
Net interest income	$65,262	$69,120	5.91%	$56,548	(13.35)%
Liquidity Management

The primary goal of liquidity management is to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities, and to satisfy reserve requirements. This goal is achieved through a combination of deposits, borrowing through unpledged securities, federal funds purchased lines, FHLB line of credit, and availability at the Federal Reserve discount window. Liquidity needs have been met through federal funds purchased and the use of a line of credit at the FHLB. Deposits from consumer and business customers, both time and demand, are the primary source of funds for the Bank. The Bank has adopted a Brokered Funds Policy that allows the Bank to obtain brokered funds up to 20% of total deposits, and deposits obtained through a single broker are limited to 5% of total deposits. At December 31, 2013, brokered deposits totaled $35.1 million and accounted for approximately 2.3% of total deposits. The Bank maintains a brokered deposit NOW account to add municipal deposits which averaged $1.1 million during 2013 and totaled $1,300 at December 31, 2013. The custodian pools the funds from each public depositor and distributes a portion of those funds to the Bank up to $100,000 on behalf of each depositor. Since security pledges are not required and the accounts are non-maturing, these municipal deposits have enhanced the Bank’s liquidity.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale CD funding. Promontory’s CDARS® and One-Way BuySM products enable the Bank to bid on a weekly basis through a private auction for CD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. At December 31, 2013, there were no outstanding funds acquired through the One-Way Buy product. Promontory also provides a product, CDARS® Reciprocal, that allows the Bank’s customers to place funds in excess of the FDIC insurance limit with Promontory’s network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank reports these reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal certificates of deposit totaled $167,000 at December 31, 2013 and $165,000 at December 31, 2012.

At December 31, 2013, total deposits reflected a 6.9% decrease of $113.2 million compared to December 31, 2012. Comparing 2013 to 2012, average total deposits decreased 9%, or $144.3 million. Commercial sweep accounts, a noninsured product invested in repurchase agreements were $28.3 million at year-end 2013 compared to $44.2 million at year-end 2012. Deposit sources are available to the Bank both within and outside its primary market area based on a function of price. Deposit competition comes from other banks, both regional and community institutions, as well as nonbank competition, including mutual funds, annuities, and other nondeposit investments. Subject to certain conditions, unused availability from the FHLB at December 31, 2013 was $117.5 million. Federal funds available for additional borrowings at year-end were $30.0 million.

Loans

Net loans held for investment (total loans held-for-investment less allowance for loan losses) as of December 31, 2013 were $1,340.7 million as compared with $1,284.4 million as of December 31, 2012, an increase of $56.3 million, or 4.4%. In addition, the Bank’s residential mortgage loans classified as held-for-sale totaled $18.9 million and $27.7 million at December 31, 2013 and 2012, respectively, representing a decrease of $8.8 million, or 31.7%. The Bank focuses on commercial lending to small and medium-sized businesses within its market area, consumer based installment loans, and residential mortgage lending including equity lines of credit. The Bank adheres to regulatory guidelines that limit exposure to any one borrower. The commercial portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer portfolio include home equity lines and other types of residential real estate loans.

The following table presents amounts and types of loans outstanding for the past five years ended December 31.

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Construction real estate	$131,035	9.6%	$131,981	10.1%	$202,803	14.0%	$300,877	18.8%	$364,853	21.8%
Commercial real estate	579,692	42.7%	554,451	42.3%	591,758	40.8%	621,429	38.8%	583,120	34.8%
1-4 family 1st liens	174,072	12.8%	168,611	12.9%	179,047	12.3%	174,536	10.9%	169,790	10.1%
Multifamily	41,713	3.1%	35,337	2.7%	39,881	2.8%	29,268	1.8%	36,031	2.2%
Home equity lines	194,145	14.3%	191,888	14.7%	201,220	13.9%	209,319	13.1%	202,676	12.1%
Total mortgage loans	409,930	30.2%	395,836	30.3%	420,148	29.0%	413,123	25.8%	408,497	24.4%
Commercial (1)	186,422	13.7%	175,572	13.4%	177,932	13.8%	200,107	13.9%	223,132	16.2%
Consumer, other*	51,667	3.8%	51,664	3.9%	58,283	2.4%	65,003	2.7%	98,847	2.9%

Gross Loans	1,358,746	100.0%	1,309,504	100.0%	1,450,924	100.0%	1,600,539	100.0%	1,676,448	100.0%
Allowance for loan losses	(18,063)		(25,149)		(32,848)		(37,752)		(48,625)
Total	$1,340,683		$1,284,355		$1,418,076		$1,562,787		$1,627,823
(1) includes deferred costs
*Certain "other" loan types for the years 2012-2009 have been reclassified from commercial to consumer loans to match financial statement disclosures.

The following table sets forth the contractual maturity of loans, including loans held for sale, at December 31, 2013:

	One Year or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
Construction	$47,908	$75,892	$7,235	$131,035
Commercial real estate	125,237	373,865	80,590	579,692
1-4 family 1st liens	29,498	92,227	52,347	174,072
Multifamily	10,293	24,090	7,330	41,713
Home equity lines of credit	4,188	53,136	136,821	194,145
Commercial , other	98,342	84,139	3,941	186,422
Consumer	23,877	25,965	1,825	51,667
Total	$339,343	$729,314	$290,089	1,358,746

The Bank requires documentation on its residential mortgage loans and does not have a program to make loans with minimal documentation requirements such as subprime loans without income verification. The Bank’s residential real estate loans are collateralized predominately by property in North Carolina where real estate values have been decreasing steadily over the past few years. While residential real estate values have declined across the state, the erosion has been more acute in the coastal and mountain regions where large vacation and second home exposures exist. The Bank’s total real estate loan exposure for the mountain region is 10.4% of the Bank’s total real estate loan portfolio and the total real estate loan exposure for the coastal region is 0.28% of the Bank’s total real estate loan portfolio. The mountain region real estate loans were concentrated in commercial real estate (28.4%), construction and land development (9.4%), home equity lines of credit (20.5%) and 1-4 family residential (6.4%). The coastal region real estate loans were concentrated in construction and land development (13.8%), 1-4 family residential (72.01%), and commercial real estate (11.5%).

The Bank’s residential mortgage loans do not have features such as teaser rates or negative amortization and are made at loan-to-value (“LTV”) ratios of 80% or lower, with the exception of HELOC’s which can have LTV of 90%. Since these loans do not have features that would create additional risk, net interest income after loan loss provision would not be affected unfavorably by unique loan features. Residential mortgage loans and home equity lines with risk grades that are either substandard or substandard impaired, totaled $8.8 million and $9.4 million on December 31, 2013 and 2012, respectively. Continuing high levels of classified loans is attributable to the weak economic and employment trends throughout the Bank’s market area. Management has determined the appropriate loss estimate for these loans, some of which are impaired, and recorded a provision expense to recognize the probable losses. Further weakness in the performance of these loans and in economic conditions may result in additional provision expense. While economic weakness may result in additional provision, improved performance may result in a credit to provision expense for this loan group.

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

Construction loans extended by the Bank are to be supported by current appraisals in compliance with FIRREA requirements and the Bank’s appraisal policies as described in the loan policy. The borrower must obtain all appropriate building permits, and the project must comply with applicable zoning requirements for the site. Projects are to have controlled disbursements based upon satisfactory inspections indicating the project status merits the draw. Speculative units for home builders are to be limited to a level the home builder can support from sources in addition to the future sale of these units. The Bank requires that there be no secondary financing on projects for which it is providing financing. Exempted from this requirement are construction loans to be taken out by SBA 504 program financing, which by design, contemplates a secondary loan. During the construction phase; however, there is to be no secondary financing. Loans with interest reserves were $7.7 million at December 31, 2013 and $5.5 million at December 31, 2012. The Bank tracks loans with interest reserves and monitors these loans on a regular basis for any impairment and discontinuation of interest accruals.

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

Over the past few years the Bank has reduced its concentration in construction and land development lending, decreasing balances by $946,000, or 0.7% in 2013 as compared to 2012 and $70.8 million, or 34.9% in 2012 as compared to 2011.  The economic conditions and their impact on the one-to-four family residential market has reduced both demand and increased the credit risk for this type of lending.  While the Bank continues to evaluate credit opportunities presented in this line of business, it is actively trying to diversify the loan portfolio by being selective and trying to create opportunities in other loan types.

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

Our real estate portfolio has $131.0 million of construction loans, $579.7 million of commercial real estate loans, $174.1 million in 1-4 family mortgage loans, $194.1 million in home equity lines of credit, and $41.7 million in multifamily mortgage loans as of December 31, 2013.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio and we are not actively lending option ARM products or subprime loans. Construction loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  As of December 31, 2013, $7.7 million of our real estate loans had interest reserves including both borrower and bank funded. There is a risk that an interest reserve could mask problems with a borrower’s willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation. Therefore, the Company has implemented review policies to identify and monitor all loans with interest reserves in order to identify potential impairments or discontinuation of interest accruals.

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

Nonaccrual loans as of December 31, 2013 totaled $15.4 million, or 1.12%, of total loans compared with $22.8 million, or 1.71% of total loans, in 2012. The Bank aggressively pursues the collection and repayment of all loans. The total number of loans on nonaccrual status has decreased from 315 to 195 since December 31, 2012. The significant decrease in nonperforming loans from December 31, 2012 to December 31, 2013 is primarily due continuing improvements in past dues and workouts by our special assets department. Approximately $6.2 million of nonaccrual loans are troubled debt restructured loans and continue to pay according to agreed upon terms as of December 31, 2013. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by our special assets department.

The largest nonaccrual relationship to one customer totaled $1.7 million as of December 31, 2013.  This relationship consists of one loan that was originally used for working capital purposes and is secured by real estate, account receivables, inventory and equipment.   This loan does not have a specific reserve assigned to it as of December 31, 2013 as the fair value of collateral less disposal costs is in excess of the current balance. Nonaccrual loans also include three other large relationships each totaling $1.4 million, $1.3 million, and $1 million, respectively, as of December 31, 2013.   The first of these nonaccrual relationships consist of various loans, the proceeds of which were used for working capital purposes and utilized to purchase company stock.  The loans are secured by all business assets and a piece of residential real estate.  The relationship was charged down to fair market value during the fourth quarter of 2013. The second relationship consists of various loans, the proceeds of which were utilized for the purchase of two businesses and secured by the real estate.  This relationship does not have any specific reserve assigned to it as of December 31, 2013. The third relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, lease debt, and related operating expenses and secured by the real estate.  This loan does not have a specific reserve assigned to it as of December 31, 2013 as the fair value of collateral less disposal costs is in excess of the current balance.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and depressed future industry outlook.

A significant portion, or 83%, of nonperforming loans at December 31, 2013 are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the downturn in the real estate market over the past several years has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition. The Bank has a general policy to stop accruing interest when any loan is past due 90 days as to principal or interest; however, some exceptions do apply. In addition, loans may be identified as nonaccrual on a case by case basis if it is probable that the borrower will not be able to repay according to the original terms. Nonperforming loans and other real estate owned (foreclosed real estate) comprise nonperforming assets. At December 31, 2013, certain additional loans were considered to be impaired, even though they were performing, where liquidation of collateral would be insufficient to repay the balance of the loan. The impairment was determined based on current economic conditions, the declines in the commercial borrowers’ industries, or specific credit or collateral characteristics of the loan. There were no loans past due 90 days or more accruing interest at December 31, 2013.

	At December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands)
Loans on nonaccrual status	$15,393	$22,817	$70,355	$65,400	$36,255
Other real estate owned	3,267	8,738	24,966	25,582	14,345
Total nonperforming assets	$18,660	$31,555	$95,321	$90,982	$50,600
Nonperforming assets to gross loans held for investment	1.37%	2.41%	6.57%	5.68%	3.02%
Troubled debt restructured loans still accruing interest	$15,299	$17,667	$17,173	$17,153	$5,544

	December 31, 2013
	Interest Recorded for the year ended	Interest Foregone for the year ended
Nonaccrual loans	$873,473	$414,073
Accruing Troubled Debt Restructured loans	$825,094	$—

At December 31, 2013, the allowance for loan losses represented 1.17 times the amount of nonperforming loans, compared to 1.10 times and 0.47 times at December 31, 2012 and 2011, respectively. The coverage level of the allowance at December 31, 2013 increased from the coverage level at December 31, 2012 due to the sale of nonaccrual loans as the Company remained conservative in reserve levels due to still uncertain economic conditions and high levels of unemployment. Nonperforming loans that have been written down to fair value will remain in nonaccrual status until consistent payment performance is evident. Nonperforming loans are individually reviewed for impairment based on probable cash flows and the value of collateral.

Impaired Loans

As discussed above, the Bank generally identifies loans 90 days past due as nonaccrual loans. Total impaired loans include $15.4 million in nonaccrual loans and $15.3 million in restructured loans, including those classified as troubled debt restructured loans, that are accruing and paying on agreed upon terms. Impaired loans under $250,000 are typically not individually evaluated for impairment and totaled $6.2 million as of December 31, 2013. During the fourth quarter of 2012, the Company embarked on an accelerated asset disposition plan in an effort to reduce nonperforming loans and improve credit metrics. As a result, the Company sold approximately $43 million in problem loans during the fourth quarter of 2012. Loans included in the sale represented higher risk construction and commercial real estate loans of which $36.3 million were on nonaccrual status.

Collateral values were assessed for impaired residential mortgage and commercial mortgage loans. Five relationships with balances exceeding $1.0 million were identified as impaired. The impaired loans were analyzed to record specific allowances for loans with balances that exceeded discounted collateral values. Specific allowances were assigned for loan balances in excess of recent appraisals or discounted collateral values in cases where recent appraisals were not available. At December 31, 2013, most of the impaired loan balances in the commercial, financial, and agricultural category were collateralized by accounts receivable, inventory, and equipment with only one relationship exceeding $1.0 million.

At December 31, 2013, the outstanding balance of purchased impaired loans from American Community, which includes interest and fees due, was $90,741. At December 31, 2012, the outstanding balance of purchased impaired loans from American Community, which includes principal, interest and fees due, was $95,215. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. All purchased impaired loans from Cardinal State Bank have been paid or charged-off.

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $(2.7) million in 2013 compared to $40.4 million in 2012 and $20.8 million in 2011. The provision expense is determined by the Bank’s allowance for loan losses model and is based on management's judgments. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future. The decrease in provision for the year ended December 31, 2013 as compared to 2012 was due to a decrease in charge-offs in 2013 as compared to 2012 as well as improvements in classified loans. Significant charge-offs were taken on all loans included in the accelerate asset disposition based on the sale price of the loan at sale date. Classified loans (including special mention, substandard and impaired loans less than $250,000 that are not individually reviewed for impairment) also decreased $22.6 million from December 31, 2012 to December 31, 2013, and total past due loans were down from $29.3 million at December 31, 2012 to $15.4 million at December 31, 2013.

Total loss on sale of loans recognized in the fourth quarter of 2012 was $21.7 million which represents the difference between the recorded investment of the loan at sale date and the sales price received.

Loan Sales	Recorded Investment of Loans Sold	Charge-offs (Losses) Recorded on the Sales	Additional Provisions Resulting from the Sale of Loans*
	Amounts in thousands
Construction	$16,211	$7,625	$6,100
Commercial Real Estate
Owner Occupied	8,871	3,917	4,313
Non-owner Occupied	8,675	4,531	3,755
Commercial	2,291	1,329	1,290
Mortgages:
1-4 Family	4,557	2,825	2,380
Multifamily	249	113	86
Home Equity Line of Credit	2,204	1,284	746
Consumer and other	151	91	57
	$43,209	$21,715	$18,727
*amounts included in provision expense for 2012
Additional charge-offs of $11.0 million were also taken during the fourth quarter 2012 on other problem loans that were not sold. The following table presents a summary of charge-offs on other problem loans.

Loan Sales	Additional Charge-offs on Other Problem Loans
Amounts in thousands
Construction	$1,601
Commercial Real Estate
Owner Occupied	1,599
Non-owner Occupied	2,267
Commercial	3,908
Mortgages:
1-4 Family	291
Multifamily	—
Home Equity Line of Credit	1,309
Consumer and other	24
$10,999

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

A portion of the general allocation is based on environmental factors including estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The factors with the largest impact on the allowance at December 31, 2013 were watch list trends, unemployment rate trends, and underwriting and servicing assessments. Markets served by the Bank experienced softening from the general economy and declines in real estate values over the past few years. The real estate characteristics component includes trends in real estate concentrations and exceptions to FDIC guidelines for loan-to-value ratios. The addition of a centralized team of credit spread analysts has improved the quality of credit underwriting and risk grade identification on new loans and modifications. Other related improvements, such as expanded use of global cash flows in the underwriting process, has contributed to the ability to better identify and quantify potential risks inherent in the portfolio.

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2013. Management believes it has established the allowance in accordance with GAAP and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

The Bank’s allowance for loan losses was $18.1 million at December 31, 2013, or 1.33%, of loans held-for-investment, as compared to $25.1 million, or 1.92%, of loans held-for-investment, at December 31, 2012 based on the application of its model for the allowance calculation applied to the loan portfolio at each balance sheet date. Decreases in the allowance for loan losses were due primarily to a decrease in classified loans which resulted from the sale of approximately $43 million in problem loans in 2012, and improvements in past due loans. In addition, the Bank saw some improving trends in the Bank’s past dues and unemployment rates within the region during 2013. Overall the depressed real estate markets continue to take a toll on our real estate portfolio. This has resulted in impairment of the value of the collateral used to secure real estate loans and the ability to sell the collateral upon foreclosure. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $18.1 million in total allowance for loan losses at December 31, 2013, the specific allowance for impaired loans accounted for $556,685, down from $1.4 million at December 31, 2012. Decreases in specific allowances for impaired loans were due to a decrease in impaired loans as well as the charge-down of collateral dependent loans to fair market values. The remaining general allowance of $17.5 million, was attributed to performing loans and was down from $23.7 million at December 31, 2012.

The decrease in the general allowance was driven primarily by a decrease in classified loans and decreasing historical loss rates. Classified loans (including special mention, substandard and impaired loans less than $250,000 that are not individually reviewed for impairment) decreased $22.6 million from December 31, 2012 to December 31, 2013. This decrease resulted from loan sales, as well as a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. The general allowance on non-classified loans as a percent of non-classified loans was 0.90% as of December 31, 2013, as compared to 1.36% as of December 31, 2012.

The following table presents the allocation of the allowance for loan losses by category.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate	$13,799	76.4%	$20,185	80.3%	$26,515	80.7%	$32,550	86.2%	$41,044	84.4%
Commercial, agricultural, other	3,733	20.7%	4,291	17.1%	5,712	17.4%	4,335	11.5%	6,244	12.8%
Consumer	531	2.9%	673	2.7%	621	1.9%	867	2.3%	1,337	2.8%
Total	$18,063	100.0%	$25,149	100.0%	$32,848	100.0%	$37,752	100.0%	$48,625	100.0%

Net loan charge-offs (recoveries) were $4.4 million, or 0.33% of average loans for the year ended December 31, 2013, compared to $48.1 million, or 3.43% of average loans for the year ended December 31, 2012. Net charge-offs for the year ended December 31, 2012 included $32.7 million in writedowns and charge-offs on loans included in the accelerated asset disposition plan.

The following table presents a reconciliation of the allowance for loan losses and reflects charge-offs and recoveries by loan category.

	At or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$25,149	$32,848	$37,752	$48,625	$22,355
Charge-offs:
Real estate loans	4,619	43,208	24,686	31,846	15,009
Consumer loans	330	752	652	677	1,255
Credit card and related plans	—	—	—	71	107
Commercial and all other	2,923	7,796	3,494	4,226	6,432
Total charge-offs	7,872	51,756	28,832	36,820	22,803
Recoveries:
Real estate loans	2,082	2,368	2,479	889	204
Consumer loans	102	359	184	211	85
Credit card and related plans	—	—	—	7	2
Commercial and all other	1,287	956	423	491	343
Total recoveries	3,471	3,683	3,086	1,598	634
Net charge-offs (recoveries)	4,401	48,073	25,746	35,222	22,169
Provision for loan losses	(2,685)	40,374	20,842	24,349	48,439
Balance at end of period	$18,063	$25,149	$32,848	$37,752	$48,625
Ratio of net loan charge-offs to average loans	0.33%	3.43%	1.68%	2.08%	1.39%

Investment Securities

At December 31, 2013, the securities classified as available-for-sale, carried at market value, totaled $288.9 million with an amortized cost of $288.9 million. Securities available-for-sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, to changes in prepayment risk, or to the need to increase regulatory capital or liquidity. Securities available-for-sale consist of U.S. Government agencies with an average life of 3.33 years, municipal securities with an average life of 6.59 years, and mortgage-backed securities with an average life of 4.30 years. It is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. The proceeds from maturities and sales were reinvested in the investment portfolio. Refer to Note 2 to the Consolidated Financial Statements for additional information.

The following table presents the carrying value of investment securities as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
Securities available-for-sale:	(Amounts in thousands)
U.S. government agencies	$16,392	$27,527	$23,726
Government sponsored agencies:
Residential mortgage-backed securities	103,441	107,257	65,210
Collateralized mortgage obligations	52,743	122,593	166,028
Private label collateralized mortgage obligations	14,491	1,045	1,256
State and municipal securities	98,704	84,565	73,118
Common and preferred stocks and other	3,151	133	1,084
Total securities available-for-sale	$288,922	$343,120	$330,422

The following tables present maturities and yield of debt securities outstanding as of December 31, 2013:

	Maturities and Yields of Debt Securities as of December 31, 2013
	Within 1 Year		1 to 5 Years		5 to 10 Years			After 10 Years
	Amount	Yield	Amount	Yield	Amount		Yield	Amount	Yield	Total
	(Amounts in thousands)
Available-for-sale securities:
U.S Government agencies	$1,552	1.23%	$14,840	0.8%	$—		—%	$—	—%	$16,392
Mortgage-backed securities	—	—%	674	5.04%	18,113		1.8%	84,654	1.83%	103,441
Collateralized mortgage
obligations	—	—%	3,132	0.81%	5,233		2.85%	44,378	2.57%	52,743
Private label collateralized
mortgage obligations	—	—%	—	—%	142	178	5.36%	14,349	2.25%	14,491
Municipals	920	3.28%	7,380	3.45%	44,827		2.85%	45,577	3.07%	98,704
Other	—	—%	—	—%	—		—%	3,151	—%	3,151
Total available-for-sale securities	$2,472		$26,026		$68,315			$192,109		$288,922

Time Deposits

The following table presents time deposits in two categories, (1) time deposits of $100,000 or more, and (2) other time deposits.

	Maturities of Time Deposits As of December 31, 2013
	Within Three Months	Three to Six Months	Six to Twelve Months	One to Five Years	After Five Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$41,888	$43,131	$61,002	$81,898	$—	$227,919
Other time deposits	56,459	63,925	91,227	112,739	5,000	329,350
	$98,347	$107,056	$152,229	$194,637	$5,000	$557,269

Other Borrowed Funds

See Note 8 to the Consolidated Financial Statements.
Capital Adequacy

Shareholders’ equity at December 31, 2013, totaled $184.5 million, an increase of 8.0% from 2012 year-end shareholders’ equity of $170.8 million. The 2013 shareholders’ equity total includes an unrealized net gain of $5,000 compared to an unrealized net gain of $4.2 million at December 31, 2012. The Company’s internal capital generation rate (net income /(loss) less cash dividends declared, as a percentage of average equity) was 9.7% in 2013 and (8.0)% in 2012. The dividend payout rate on common shares was 0.0% in 2013, 2012, and 2011. In 2009, the Board of Directors suspended the payment of common dividends in order to preserve capital.

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

On October 23, 2012, the Company entered into the Purchase Agreement with certain accredited investors and directors and executive officers of the Company , pursuant to which the Investors purchased 45,000 shares of the Company's Series A Preferred Stock, at a price of $1,000 per share in a private placement transaction. The Series A Preferred Stock converted into 16,071,300 shares of the Company's common stock at a price of $2.80 per share on December 26, 2012. The Company raised approximately $41.8 million in net proceeds from the sale of the Series A Preferred Stock.

As part of the 2012 private placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into the Exchange Agreement with the Preferred Shareholders, pursuant to which the Preferred Shareholders agreed to exchange shares of the Preferred Stock for shares of the Company's common stock and shares of a new class of non-voting common stock, par value $1.00 per share, of the Company's non-voting common stock. The total amount of Preferred Stock exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock.

The table below presents the plans and number of common shares repurchased, and the activity from inception through December 31, 2011. Common shares repurchased must, by North Carolina law, be cancelled and the number of shares outstanding reduced. The 2002 through 2005 plans were approved by a vote of the Company’s shareholders. Following reorganization as a holding company on July 1, 2006, the Board of Directors of the Company approved stock repurchases of up to 100,000 shares for the 2006 and 2007 plans. There was no 2013, 2012 or 2011 repurchase plan or repurchases in 2013, 2012 or 2011.

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

The Company's tangible equity ratio was 10.12%, 8.75% and 6.88% at end of year 2013, 2012 and 2011, respectively. Management believes that these non-GAAP tangible measures provide additional useful information, particularly since these measures are widely used by industry analysts for companies with prior merger and acquisition activities. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period to period comparisons. Although we believe the above non-GAAP measures enhance investors' and management's ability to evaluate and compare our operating results from period to period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

The following table presents the calculations of these ratios:

Capital Adequacy Ratios December 31,
	2013	2012	2011
	(Amounts in thousands)
Total assets	$1,806,027	$1,923,438	$1,993,188
Goodwill	—	—	—
Core deposit intangibles	(1,974)	(2,653)	(3,733)
Tangible assets	$1,804,053	$1,920,785	$1,989,455
Total equity	$184,470	$170,794	$140,586
Goodwill	—	—	—
Core deposit intangible	(1,974)	(2,653)	(3,733)
Tangible equity* (Non-GAAP)	$182,496	$168,141	$136,853
Tangible equity ratio* (Non-GAAP)	10.12%	8.75%	6.88%
Equity ratio	10.22%	8.88%	7.05%
*Note: Tangible assets and tangible equity exclude goodwill and core deposit intangibles.

Although the Company and Bank are well capitalized as of December 31, 2013 and criticized assets appear to be showing signs of improvement, the Company remains diligently focused on monitoring capital.

Noninterest Income

Noninterest income is derived primarily from activities such as service fees on deposit and loan accounts, commissions earned from the sale of insurance and investment products, income from the mortgage banking operations, gains or losses sustained from the sale or impairment of investment securities or mortgage loans and income earned from bank-owned life insurance (BOLI).

Noninterest income increased 35.7% or $4.8 million in 2013 as compared to 2012. Prior year noninterest income included losses on the sale of loans of $3.0 million and a $1.0 million loss on the sale of a mortgage reinsurance subsidiary leading to the majority of the increase. Losses recorded on the sale of loans were related to other fees and estimated liabilities recorded as part of the loan sale, including liabilities established for property taxes and fees payable to third parties as part of the sale. In addition, mortgage banking income increased $2.8 million as volume continued to remain high due to historically low rates and the fair value of mortgage servicing rights increased. These increases were partially offset by a decrease of $4.1 million in gains on sale of securities as the Company sold several investments at a loss during the year in an effort to reposition the portfolio to higher yielding securities.

Other increases in noninterest income include increases in other service fees of $1.0 million, or 28.1%. The increase in other service fees was due primarily to increases in ATM and merchant credit card fees as the Company changed third party servicers and an increase in commissions on investment services. In addition, a gain on the sale of our Creedmoor branch was recognized in the amount of $310,000. Partially offsetting the increases was a decrease in service charges of $99,000, or 1.9%, and a decrease in income related to bank owned life insurance of $33,000, or 5.2%, as the cost of benefits was updated based on current employee and insurance information. Service charges on deposit accounts were down 1.9% primarily due to a $414,000 decrease in non-sufficient funds ("NSF") (a major component of service charges) and overdraft privilege charges which was offset by a $309,000 increase in service charges on accounts as checking and savings accounts increased $63 million from 2012 to 2013.

Noninterest income decreased 25.4% or $4.6 million in 2012 as compared to 2011. Losses on the sale of loans of $3.0 million and a $1.0 million loss on the sale of a mortgage reinsurance subsidiary made up the majority of the decrease. Losses recorded on the sale of loans were related to other fees and liabilities recorded as part of the loan sale, including liabilities established for property taxes and fees payable to third parties as part of the sale, and are not representative of credit risk. In the fourth quarter of 2012, a decision was made by management to sale a reinsurance subsidiary held by Sidus. As a result of this decision, Sidus reclassified its investment in the reinsurance subsidiary to held for sale and wrote down its investment by $1.0 million to the estimated fair value at December 31, 2012. The sale of the subsidiary closed in the first quarter of 2013. Other decreases in 2012 included a decrease in service charges of $57,664, or 1.1%, and a decrease in income related to bank owned life insurance of $24,454, or 3.7%, as the cost of benefits was updated based on current employee and insurance information. Service charges on deposit accounts were down 1.1% primarily due to a $50,000 decrease in NSF and overdraft privilege charges. Partially offsetting the decreases in noninterest income were increases in other service fees of $267,745, or 8.0%. The increase in other service fees was due primarily to increases in ATM and merchant credit card fees as the Company changed third party servicers. Gains on sale of available-for-sale securities were $2.4 million for the year ended December 31, 2012 as compared to $2.8 million for the year ended December 31, 2011. Income from mortgage banking activities also increased $156,213, or 2.7%, in 2012 as compared to 2011 as mortgage activity remained high due to the historically low rates.

Noninterest Expense

    Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Total noninterest expenses decreased $10.9 million, or 16.3%, from 2012 to 2013 as noninterest expenses in 2012 included $13.4 million in other real estate costs including $7.9 million in writedowns to estimated exit prices in preparation for public auction. Noninterest expense to average assets was 3.07%, and 3.43% for 2013 and 2012, respectively. The efficiency ratio for 2013 and 2012 was 64.85% and 68.98%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles, goodwill impairment, and losses on sale of other real estate loans and fixed assets to the total of the taxable equivalent net interest income and noninterest income excluding gains (losses) on sale of securities.

Salaries and employee benefits constitute the largest component of noninterest expense. Comparing 2013 to 2012, salaries and benefits increased by $4.7 million, or 17.7%. The major components of this increase are summarized as follows:  Salaries and wages increased by $864,000 due to personnel additions and annual increases.  Related payroll taxes increased $196,000 and the employer 401k match increased $252,000. Commissions also increased $330,000 as investment activity continued to increase. Incentive compensation increased $3.4 million due to the new Company wide incentive program implemented in 2013.

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

Occupancy expense increased $777,000, or 11.0%, comparing 2013 to 2012 due to increased maintenance costs and property taxes in 2013. Occupancy expense decreased $1.2 million, or 15.1%, comparing 2012 to 2011 due to the closure of several Sidus offices in 2012 as part of a reorganization of our mortgage banking divisions.

Data processing expense decreased by 14.3% in 2013 as compared to 2012 due to the implementation of live branch capture in 2013 which reduces daily courier service costs and provides additional efficiencies. Other professional fees also decreased $345,000, or 17.1%, due primarily to professional fees incurred as part of the 2012 capital raise and accelerated asset disposition plan in late 2012. FDIC assessment expenses were down 23.9% due to changes in the calculation of assessments and prepayments. Loan collection costs decreased $340,000, or 31.5% as credit quality improved during the year, including a decrease in past due loans. As noted above, net cost of operation of other real estate owned decreased $14.0 million, or 104.5%, due to writedowns in 2012 that occurred as part of the accelerated asset disposition plan in 2012.

Data processing expense increased by 13.5% in 2012 as compared to 2011 as core deposit accounts continued to increase. Other professional fees also increased $632,122, or 45.8%, due primarily to professional fees incurred as part of the 2012 capital raise and accelerated asset disposition plan. Communication expense decreased by 17.2% in 2012 when compared to 2011 primarily due to the branch closures in 2011 and 2012, as well as efficiencies gained with new technologies. FDIC assessment expenses were also down 23.2% due to changes in the calculation of assessments and prepayments. Loan collection costs decreased $492,716, or 31.4% as credit quality improved during the year, including a decrease in past due loans. Net cost of operation of other real estate owned increased $8.4 million, or 165.0%, due to $7.0 million in writedowns that occurred as part of the accelerated asset disposition plan and continued workout efforts and foreclosures of impaired loans.

    Other operating expenses decreased $326,000, or 2.8%, when comparing 2013 to 2012. The largest decreases in the categories under other operating expenses were attorney fees down $501,000, other outside service fees down $654,000, and appraisal fees down $123,000 all due to the execution of the accelerated asset disposition plan in late 2012. Training expense was also down $668,000 as the Bank implemented a specialized training program in 2012 for all employees. Offsetting the decreases were increases including $377,000 in expenses related to the rebranding project and a $233,000 increase in transfer agent fees related to the recent 1-for-3 reverse stock split and additional filings required in connection with the recent capital raise. Increases also include a $174,000 increase in check losses and a $115,000 increase in software related expenses.

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

Income Taxes

Income tax expense for the year ended December 31, 2013 was $10.4 million compared to income tax benefit of $24.0 million for the year ended December 31, 2012, an increase of 143.4%. The increase in income tax expense was due to net income in 2013 and net losses sustained in 2012, as well as a $11.0 million reversal of a deferred tax asset valuation allowance in 2012. The effective tax rate for the year ended December 31, 2013 was 35.6% compared to (73.4)% for the same period of 2012. See Note 9 in the consolidated financial statements for further discussion of income taxes. Income tax benefit for the year ended December 31, 2012 was $24.0 million compared to income tax expense of $6.7 million for the year ended December 31, 2011, a decrease of 457.9%. The decrease in income tax expense was due to losses sustained in 2012, as well as a $11.0 million deferred tax asset valuation allowance recorded at December 31, 2011.

Our net deferred tax asset was $23.4 million at December 31, 2013 and $31.4 million at December 31, 2012. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

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
At December 31, 2013, the Company has failed the three-year cumulative loss test again due to losses incurred in the fourth quarter of 2012. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:
Negative Evidence

•	The Company is in a cumulative tax loss position for the three-year period ending December 31, 2013 of $6.2 million. Significance: High

	December 31, 2013 Cumulative Loss Test
	2011	2012	2013	Total
Income (loss) before income taxes	$(7,701)	$(32,635)	$29,227	$(11,109)
Goodwill impairment	4,944	—	—	4,944
Total	$(2,757)	$(32,635)	$29,227	$(6,165)

Positive Evidence

•
The Company reported $29.2 million in net income before taxes for the year 2013. Excluding losses of $49 million sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $43.9 million in pre-tax income for nine previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2014 through 2016. The budgeted provision for loan losses is a key driver of the resulting income. Also, as discussed below, credit quality metrics have significantly improved. While management believes the 2010, 2011 and 2012 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels, which is discussed in the following paragraphs. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of December 31, 2013, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 11.5%, 13.5%, and 14.6%. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in 2013 and overall nonperforming loans are down $7.4 million since December 31, 2012. Nonperforming assets to total assets were 1.03% as of December 31, 2013 as compared to 1.64% as of December 31, 2012, and 4.78% as of December 31, 2011. In addition, allowance for loan losses to nonperforming loans increased from 110.22% at December 31, 2012 to 117.34% at December 31, 2013. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within three years from December 31, 2013. The Company's loss carryforwards for the tax period ending December 31, 2013 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. Significance: Moderate

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at December 31, 2013 based primarily on a return to profitability, as the Company has reported five consecutive quarters of net income (excluding losses related to management's accelerated asset disposition plan), net income trends, projected net income for the years 2014 through 2016 and improving credit quality metrics.

Deferred tax assets that are dependent upon future taxable income do not qualify for inclusion in Tier 1 capital based on the capital guidelines of the Company's primary federal supervisory authority.  The disallowed portion of deferred tax assets for December 31, 2013 was $12.3 million for the Company.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the normal course of business, the Bank has various outstanding contractual obligations that will require future cash outflows. The Bank’s contractual obligations for maturities of deposits and borrowings are presented in the Gap Analysis included herein under Item 7. In addition, in the normal course of business, the Bank enters into purchase obligations for goods or services. The dollar amount of such purchase obligations at December 31, 2013 was not material.

The following table presents contractual obligations of the Bank as of December 31, 2013.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$43,260	$—	$—	$—	$43,260
Long-term borrowings*	185	10,125	672	36,209	47,191
Capital lease obligation	49	141	164	1,927	2,281
Operating leases	1,905	2,488	1,202	5,310	10,905
Other contractual obligations	1,552	—	—	—	1,552
Total contractual cash obligations, excluding deposits	46,951	12,754	2,038	43,446	105,189
Deposits	1,318,785	152,018	42,620	5,000	1,518,423
Total contractual obligations	$1,365,736	$164,772	$44,658	$48,446	$1,623,612
*Payments due on borrowings exclude interest due on variable rate obligations.

In addition to the contractual obligations described above, the Bank, in the normal course of business, issues various financial instruments, such as loan commitments, guarantees and standby letters of credit, to meet the financing needs of its customers. Such commitments for the Bank, as of December 31, 2013, are presented in Note 14 to the Consolidated Financial Statements.

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

Fourth Quarter Summary

In the fourth quarter of 2013, the Company reported net income to common shareholders of $4.2 million, compared with net loss of $25.3 million in the fourth quarter of 2012, and net income of $2.2 million in the fourth quarter of 2011. Diluted earnings per common share were $0.30 for the fourth quarter of 2013, compared with diluted losses per common share of $3.63 and diluted earnings per common share of $0.33 for the same 2012 and 2011 periods, respectively.

Net interest income was $16.7 million for the quarter-ended December 31, 2013, up $2.0 million, or 13.6%, from the quarter-ended December 31, 2012. The increase was attributable to an increase in interest income on securities which resulted from an increase in yields on the portfolio. In addition, interest expense on deposits decreased 50% from the quarter ended December 31, 2013 due to a decrease in higher cost time deposits, as well as a decrease in overall rates. The net interest margin was 4.04% and 3.28% for the fourth quarter of 2013 and 2012, respectively.

Provision for loan losses decreased from $31.6 million in the fourth quarter of 2012 to $(3.0) million for the fourth quarter of 2013. This decrease in the provision was driven primarily by a decrease in charge-offs as the fourth quarter of 2012 included charge-offs related to the accelerated asset disposition plan and loan sale.  For the fourth quarter of 2013, net loan recoveries were $(66,000) or (0.02)% of average loans (annualized), compared with net loan charge-offs of $33.6 million, or 9.74% of average loans during the fourth quarter of 2012.

     Noninterest income in the fourth quarter of 2013 was $1.2 million, compared with $985,414 in the fourth quarter of 2012. The increase in non-interest income was primarily due to a loss on sale of loans of $2.1 million, as well as a loss on sale of subsidiary of $1.0 million recorded in the fourth quarter of 2012. Offsetting this increase was a $2.9 million loss on sale of securities recorded in the fourth quarter of 2013, as compared to a $96,000 gain of sale of securities in 2012.

Non-interest expense totaled $13.7 million for the fourth quarter of 2013, a decrease of $9.0 million, or 39.6%, from $22.7 million for the fourth quarter of 2012. Net cost of operation of other real estate decreased $7.8 million due to $7.0 million in writedowns that occurred as part of the accelerated asset disposition plan in the fourth quarter of 2012 and continued workout efforts and foreclosures of impaired loans.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“Market Risk, Asset/Liability Management and Interest Rate Sensitivity”.

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Yadkin Financial Corporation
Elkin, North Carolina

We have audited the accompanying consolidated balance sheets of Yadkin Financial Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Financial Corporation at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yadkin Financial Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 28, 2014

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$32,226	$36,125
Federal funds sold	10	50
Interest-bearing deposits	8,759	102,221
Securities available-for-sale at fair value (amortized cost $288,914 in 2013 and $336,349 in 2012)	288,922	343,120
Gross loans	1,358,746	1,309,504
Less: allowance for loan losses	18,063	25,149
Net loans	1,340,683	1,284,355
Loans held-for-sale	18,913	27,679
Accrued interest receivable	6,219	6,376
Premises and equipment, net	40,698	41,849
Other real estate owned	3,267	8,738
Federal Home Loan Bank stock, at cost	3,473	4,154
Investment in bank-owned life insurance	27,032	26,433
Core deposit intangible (net of accumulated amortization of $10,546 in 2013 and $9,869 in 2012)	1,974	2,653
Deferred tax assets	23,425	31,358
Other assets	10,426	8,327
Total Assets	$1,806,027	$1,923,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$267,596	$273,912
Interest-bearing deposits:
NOW, savings and money market accounts	693,558	624,460
Time certificates:
$100 or more	227,919	316,146
Other	329,350	417,144
Total Deposits	1,518,423	1,631,662

Short-term borrowings	43,260	39,192
Long-term borrowings	45,954	65,944
Capital lease obligations	2,281	2,325
Accrued interest payable	852	1,629
Other liabilities	10,787	11,892
Total Liabilities	$1,621,557	$1,752,644

Shareholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized; and 28,405 issued and outstanding in 2013 and 2012	28,405	27,942
Common stock, $1 par value, 33,333,333 shares authorized; 14,383,986 issued and outstanding in 2013 and 14,383,750 issued and outstanding in 2012	14,384	43,152
Warrants	1,850	3,581
Surplus	187,118	156,176
Accumulated deficit	(47,292)	(64,241)
Accumulated other comprehensive income	5	4,184
Total Shareholders' Equity	184,470	170,794
Total Liabilities and Shareholders' Equity	$1,806,027	$1,923,438

See notes to consolidated financial statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$67,604	$71,956	$79,952
Interest on federal funds sold	9	32	28
Interest and dividends on securities:
Taxable	3,556	4,683	5,946
Non-taxable	3,067	2,132	2,272
Interest-bearing deposits	63	169	348
TOTAL INTEREST INCOME	74,299	78,972	88,546
INTEREST EXPENSE
Time deposits of $100 or more	4,041	7,013	10,075
Other time and savings deposits	4,507	8,713	13,800
Borrowed funds	1,693	2,262	2,166
TOTAL INTEREST EXPENSE	10,241	17,988	26,041
NET INTEREST INCOME	64,058	60,984	62,505
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(2,685)	40,374	20,843
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,743	20,610	41,662
NON-INTEREST INCOME:
Service charges on deposit accounts	5,186	5,285	5,342
Other service fees	4,653	3,631	3,363
Net gain (loss) on sale of securities	(2,355)	1,744	2,756
Income on investment in bank-owned life insurance	599	632	657
Mortgage banking activities	7,272	6,252	6,345
Recovery of (provision for) sold mortgage losses	1,437	(392)	(641)
Other than temporary impairment of equity securities	(39)	(50)	(116)
Gain (loss) on sale of loans	575	(3,032)	—
Gain on sale of branch	310	—	—
Write-down of subsidiary held-for-sale	—	(1,019)	—
Other income	766	515	474
TOTAL NON-INTEREST INCOME	18,404	13,566	18,180
NON-INTEREST EXPENSES:
Salaries and employee benefits	30,976	26,313	27,537
Occupancy and equipment expense	7,816	7,039	8,242
Data processing	1,494	1,743	1,536
Amortization of core deposit intangible	680	1,080	1,174
Communications	1,389	1,373	1,658
FDIC assessment	2,030	2,668	3,475
Loan collection fees	739	1,079	1,571
Other professional fees	1,667	2,012	1,380
Net cost of operation of other real estate owned	(602)	13,431	5,068
Loss on sale of premises and equipment	142	131	1,494
Goodwill impairment	—	—	4,944
Other	9,589	9,942	9,464
TOTAL NON-INTEREST EXPENSES	55,920	66,811	67,543
INCOME (LOSS) BEFORE INCOME TAXES	29,227	(32,635)	(7,701)
INCOME TAX EXPENSE (BENEFIT)	10,401	(23,961)	6,694
NET INCOME (LOSS)	18,826	(8,674)	(14,395)
Preferred stock dividend and accretion of preferred stock discount	1,877	3,911	2,987
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$16,949	$(12,585)	$(17,382)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$1.19	$(1.91)	$(2.86)
Diluted	$1.19	$(1.91)	$(2.86)
CASH DIVIDENDS PER COMMON SHARE	$—	$—	$—
See notes to condensed consolidated financial statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS)
For the years ended December 31, 2013, 2012 and 2011

	Year ended December 31,
	2013	2012	2011
	(Amounts in thousands)
NET INCOME (LOSS)	$18,826	$(8,674)	$(14,395)
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	(9,117)	2,127	8,170
Tax effect	3,489	(819)	(3,145)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	(5,628)	1,308	5,025
Reclassification adjustment for realized (gains) and losses	2,355	(1,605)	(2,836)
Tax effect	(906)	618	1,092
Reclassification adjustment for realized gains and losses, net of tax amount	1,449	(987)	(1,744)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,179)	321	3,281
COMPREHENSIVE INCOME (LOSS)	$14,647	$(8,353)	$(11,114)

See notes to consolidated financial statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2013, 2012 and 2011

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Warrants	Surplus	Deficit	Income (Loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2010	16,147,640	$16,148	$46,771	$3,581	$114,649	$(34,274)	$582	$147,457
Net loss	—	—	—	—	—	(14,395)	—	(14,395)
Issuance of common stock	3,233,548	3,233	—	—	3,169	—	—	6,402
Issuance of restricted stock	145,000	145	—	—	(145)	—	—	—
Discount accretion on preferred stock	—	—	618	—	—	(618)	—	—
Share based compensation:
stock options	—	—	—	—	77	—	—	77
restricted stock	—	—	—	—	133	—	—	133
Preferred stock dividends	—	—	—	—	—	(2,369)	—	(2,369)
Other comprehensive income	—	—	—	—	—	—	3,281	3,281
BALANCE, DECEMBER 31, 2011	19,526,188	$19,526	$47,389	$3,581	$117,883	$(51,656)	$3,863	$140,586
Net loss	—	—	—	—	—	(8,674)	—	(8,674)
Issuance of common stock	—	—	45,000	—	(2,528)	—	—	42,472
Conversion of preferred stock into common stock	23,164,676	23,165	(65,907)	—	40,862	—	—	(1,880)
Issuance of restricted stock	507,450	508	—	—	(508)	—	—	—
Restricted stock issued (forfeited)	(46,668)	(47)	—	—	47	—	—	—
Discount accretion on preferred stock	—	—	1,460	—	—	(1,460)	—	—
Share based compensation:
stock options	—	—	—	—	32	—	—	32
restricted stock	—	—	—	—	388	—	—	388
Preferred stock dividends	—	—	—	—	—	(2,451)	—	(2,451)
Other comprehensive income	—	—	—	—	—	—	321	321
BALANCE, DECEMBER 31, 2012	43,151,646	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794
Net income	—	—	—	—	—	18,826	—	18,826
Issuance of restricted stock	3,242	3	—	—	(3)	—	—	—
1-for-3 reverse stock split	(28,767,896)	(28,768)	—	—	28,768	—	—	—
Repurchase fractional shares	(3,006)	(3)	—		(36)	—		(39)
Repurchase and cancellation of warrants	—	—	—	(1,731)	1,711	—	—	(20)
Discount accretion on preferred stock	—	—	463	—	—	(463)	—	—
Share based compensation:
stock options	—	—	—	—	22	—	—	22
restricted stock	—	—	—	—	480	—	—	480
Preferred stock dividends	—	—	—	—	—	(1,414)	—	(1,414)
Other comprehensive loss	—	—	—	—	—	—	(4,179)	(4,179)
BALANCE, DECEMBER 31, 2013	14,383,986	$14,384	$28,405	$1,850	$187,118	$(47,292)	$5	$184,470

See notes to consolidated financial statements

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,826	$(8,674)	$(14,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premiums on investment securities	6,499	7,313	4,979
Provision for (recovery of) loan losses	(2,685)	40,374	20,843
(Recovery of) losses for mortgage loans sold	(1,437)	392	641
(Gain) loss on sales of loans	(575)	3,032	—
Net gain on sale of mortgage loans	(7,133)	(1,955)	(4,488)
Write-down of subsidiary held-for-sale	—	1,019	—
Other than temporary impairment of investments	39	50	116
Impairment of goodwill	—	—	4,944
Increase in cash surrender value of life insurance	(599)	(632)	(657)
Depreciation and amortization	2,820	2,878	2,897
Loss on sales and impairment of premises and equipment	142	131	1,494
Gain on sale of branch	(310)	—	—
Net (gains) losses on sale and write downs of other real estate owned	(875)	12,383	3,756
(Gain) loss on sale of securities	2,355	(1,744)	(2,756)
Amortization of core deposit intangible	680	1,080	1,174
Deferred tax provision (benefit)	10,513	(23,751)	5,983
Stock based compensation expense	502	420	210
Originations of mortgage loans held-for-sale	(266,031)	(329,451)	(471,607)
Proceeds from sales of mortgage loans	281,930	323,261	506,980
Decrease in capital lease obligations	(44)	(41)	(37)
Decrease in accrued interest receivable	157	369	1,202
(Increase) decrease in other assets	(3,916)	5,526	6,648
Decrease in accrued interest payable	(778)	(990)	(683)
Increase (decrease) in other liabilities	907	2,742	(1,913)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,987	33,732	65,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(123,839)	(142,589)	(172,438)
Proceeds from sales of available-for-sale securities	80,147	36,428	103,138
Proceeds from maturities and paydowns of available-for-sale securities	84,054	88,278	40,071
Net (increase) decrease in loans	(57,876)	76,419	106,363
Proceeds from the redemption of Federal Home Loan Bank stock	682	1,976	3,286
Purchases of premises and equipment	(2,899)	(2,624)	(3,618)
Proceeds from the sale of premises and equipment	1,397	38	1,149
Proceeds from the sale of other real estate owned	10,579	17,741	14,365
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,755)	75,667	92,316
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	62,783	42,916	49,503
Net decrease in time certificates	(176,021)	(142,595)	(338,569)
Net decrease in short-term borrowings	(15,886)	631	804
Proceeds from long-term borrowings	—	—	15,000
Repayment of long-term borrowings	(36)	(1,034)	(27,033)
Proceeds from the issuance of common stock	—	—	6,402

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Amounts in thousands)

Net proceeds from the issuance of preferred stock	$—	$40,592	$—
Repurchase and cancellation of warrants	(20)	—	—
Payment of fractional shares for the 1-for-3 stock split	(39)	—	—
Preferred dividends paid	(1,414)	(4,431)	(616)
NET CASH USED IN FINANCING ACTIVITIES	(130,633)	(63,921)	(294,509)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(97,401)	$45,478	$(136,862)

CASH AND CASH EQUIVALENTS:
Beginning of year	138,396	92,918	229,780
End of year	$40,995	$138,396	$92,918

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$11,056	$19,032	$27,029
Cash paid for income taxes	$600	$—	$26

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$4,233	$13,896	$17,505
Transfer from gross loans to loans held-for-sale	$—	$31,464	$—
Change in unrealized gain on investment securities available-for-sale, net of tax effect	$(4,179)	$321	$3,281
See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Yadkin Financial Corporation (the “Company”) was formed July 1, 2006 as a holding company for Yadkin Bank (the “Bank”). The Bank has six wholly owned subsidiaries Green Street I, LLC, Green Street II, LLC, Green Street III, LLC, Green Street IV, LLC, Green Street V, LLC, all of which hold other real estate owned by the Bank, and PBRE, Inc. PBRE, Inc. is a shell company that serves as a trustee on real estate loans. The Bank was incorporated in North Carolina on September 16, 1968, and is a member of the Federal Deposit Insurance Corporation ("FDIC"). As a result, the Bank is regulated by the state and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta. The Company is headquartered in Elkin, North Carolina and the Bank provides consumer and commercial banking services in North Carolina and South Carolina through 34 full-service banking offices. The Company and its subsidiaries are collectively referred to herein as the "Company." The Company formed Yadkin Valley Statutory Trust I (the “Trust”) during November 2007 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware. As part of the American Community Bancshares, Inc. acquisition, the Company also acquired American Community Bank Capital Trust ("American Community Trust") which facilitated the issuance of trust preferred shares. The American Community Trust is a statutory business trust formed under the laws of the state of Delaware. All of the common securities of the Trusts are owned by the Company.

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

Cash and Cash Equivalents ‑ Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one‑day periods. Restricted cash as of December 31, 2012 was $1,724,948. There were no cash restrictions as of December 31, 2013.

Investment Securities ‑ Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as "available-for-sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related tax effects, as a separate component of equity and as an item of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the trade date basis. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value. The related write downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All securities held at December 31, 2013 and 2012 are classified as available-for-sale.

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

Goodwill and Other Intangibles – The Company performed an annual goodwill impairment assessment for the Sidus segment as of October 1st. At June 30, 2011, it was determined that impairment existed in the mortgage reporting unit and a goodwill impairment charge of $4.9 million was recorded. See Note 22 for further discussion of goodwill impairment.

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

The following table shows carrying amounts and accumulated amortization of all intangible assets as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Amortized intangible assets:
Core deposit intangible	$12,520	$(10,546)	$12,522	$(9,869)
Non-compete agreement	880	(838)	880	(698)
	$13,400	$(11,384)	$13,402	$(10,567)

The Bank’s projected amortization expense for the core deposit intangible for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $589,813, $502,350, $414,885, $250,095, $112,956, and $103,436, respectively. The remaining weighted average amortization period is 6.1 years. The Bank’s projected amortization expense for the non-compete agreement for the year ending December 31, 2014 is $41,660.
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

In 2013, the FASB issued Accounting Standards Update No. 2014-04, "Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company's financial condition, results of operations, or cash flows.

Reclassifications - Certain income and expenses reported in 2011 and 2012 have been reclassified to conform to the 2013 presentation of mortgage banking activity income. Reclassifications include interest income which was previously presented in other income, commission expenses recorded in salaries both of which are now recorded as a reduction in mortgage banking activity income, and other miscellaneous expenses previously recorded in other expenses that have been reclassified as a reduction to mortgage banking activity income. In addition, gains on sale of mortgage loans has been reclassified to be reported with mortgage banking income to provide a combined overview of the mortgage banking activity segment.

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All outstanding options and restricted shares and earnings per share calculations have been adjusted for the effect of this reverse stock split. The reclassifications had no effect on net loss or shareholders' equity, as previously reported.

2. INVESTMENT SECURITIES

Investment securities at December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$1,560	$—	$8	$1,552
After 1 but within 5 years	15,039	—	199	14,840
	16,599	—	207	16,392
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	—	—	—	—
After 1 but within 5 years	632	42	—	674
After 5 but within 10 years	17,829	284	—	18,113
After 10 years	85,277	624	1,247	84,654
	103,738	950	1,247	103,441
Collateralized mortgage obligations due:
After 1 but within 5 years	3,139	—	7	3,132
After 5 but within 10 years	5,093	140	—	5,233
After 10 years	43,813	660	95	44,378
	52,045	800	102	52,743
Private label collateralized mortgage obligations due:
After 5 but within 10 years	143	—	1	142
After 10 years	14,530	13	194	14,349
	14,673	13	195	14,491
State and municipal securities due:
Within 1 year	910	10	—	920
After 1 but within 5 years	7,069	311	—	7,380
After 5 but within 10 years	44,590	1,064	827	44,827
After 10 years	47,422	282	2,127	45,577
	99,991	1,667	2,954	98,704
Common and preferred stocks:	1,868	1,283	—	3,151
Total available-for-sale securities	$288,914	$4,713	$4,705	$288,922

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$10,005	$15	$—	$10,020
After 1 but within 5 years	17,479	29	1	17,507
	27,484	44	1	27,527
Government sponsored agencies:
Residential mortgage-backed securities due:
Within 1 year	119	2	—	121
After 1 but within 5 years	315	26	—	341
After 5 but within 10 years	10,371	341	—	10,712
After 10 years	94,319	2,089	325	96,083
	105,124	2,458	325	107,257
Collateralized mortgage obligations due:
After 1 but within 5 years	648	2	—	650
After 5 but within 10 years	9,975	206	3	10,178
After 10 years	111,155	902	292	111,765
	121,778	1,110	295	122,593
Private label collateralized mortgage obligations due:
After 5 but within 10 years	178	—	—	178
After 10 years	848	19	—	867
	1,026	19	—	1,045
State and municipal securities due:
Within 1 year	620	6	—	626
After 1 but within 5 years	5,734	321	—	6,055
After 5 but within 10 years	24,464	1,698	12	26,150
After 10 years	50,031	2,064	361	51,734
	80,849	4,089	373	84,565
Common and preferred stocks:	88	46	1	133
Total available-for-sale securities	$336,349	$7,766	$995	$343,120

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At December 31, 2013, $103.4 million of the Bank's mortgage-backed securities were pass-through securities and $67.2 million were collateralized mortgage obligations. At December 31, 2012, $107.3 million of the Bank's mortgage-backed securities were pass-through securities and $123.6 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the year ended December 31, 2013 was $576,169. Gross realized gains on the sale of securities for the years ended December 31, 2012 were $1.7 million. Gross realized losses on the sale of securities for the year ended December 31, 2013 was $2.9 million. There were no losses on the sale of securities available-for-sale for the years ended December 31, 2012 or 2011. Gross realized gains on sales of available-for-sale securities in 2011 were $2.8 million.

Investment securities with carrying values of approximately $107.4 million and $88.7 million at December 31, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for borrowing from Federal Reserve or other purposes as required or permitted by law.

If management determines that an investment has experienced an other than temporary impairment ("OTTI"), the loss is recognized in the income statement. There were no OTTI charges recorded for securities available-for-sale for the year ended December 31, 2013. The Company's investment in a financial institution classified as available-for-sale was considered to be OTTI and approximately $50,000 was charged off in 2012. Management believed that the market prices of these equity securities would not recover in the immediate future due to the economic environment at such time. All OTTI losses were deemed to be credit related losses. There were no OTTI charges recorded for securities available-for-sale for the year ended December 31, 2011.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012. Securities that have been in a loss position for twelve months or more at December 31, 2013 include one U.S. government agency, one collateralized mortgage obligation, one private label collateralized mortgage obligation and nine state and municipal securities. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors. Securities that have been in a loss position for twelve months or more at December 31, 2012 include three collateralized mortgage obligations, one private label collateralized mortgage obligation and two other securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to credit market concerns. The unrealized losses are not likely to reverse until market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases.

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$14,840	$199	$1,552	$8	$16,392	$207
Government sponsored agencies:
Residential mortgage-backed securities	49,954	1,247	—	—	49,954	1,247
Collateralized mortgage obligations	11,372	64	2,121	38	13,493	102
Private label collateralized mortgage obligations	9,941	194	142	1	10,083	195
State and municipal securities	31,218	1,950	14,280	1,004	45,498	2,954
Common and preferred stocks	—	—	—	—	—	—
Total temporarily impaired securities	$117,325	$3,654	$18,095	$1,051	$135,420	$4,705

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$2,429	$1	$—	$—	$2,429	$1
Government sponsored agencies:
Residential mortgage-backed securities	12,021	325	$—	—	12,021	325
Collateralized mortgage obligation	27,417	127	7,626	168	35,043	295
Private label collateralized mortgage obligations	—	—	178	—	178	—
State and municipal securities	22,899	373	—	—	22,899	373
Common and preferred stocks, and other	—	—	60	1	60	1
Total temporarily impaired securities	$64,766	$826	$7,864	$169	$72,630	$995

3. NON-MARKETABLE EQUITY SECURITIES

The aggregate cost of the Company's cost method investments totals $5,283,254 at December 31, 2013 and $6,706,012 at December 31, 2012. Cost method investments at December 31, 2013 include $3,472,500 in Federal Home Loan Bank ("FHLB") stock and $1,810,754 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at December 31, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, and 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired) with the following exceptions. During 2013, the Company's investment in a financial services company was considered to be other than temporarily impaired and approximately $39,185 was charged-off. The remaining value of the investment after the charge-off was $62,815 at December 31, 2013. During the year ended December 31, 2011, the Company's investment in a financial services company and a local community bank were considered to be other than temporarily impaired and approximately $116,003 was charged-off. In addition to the impairment charges recorded, the Company sold one of its investments in a financial services company for a loss of $79,910 for the year ended December 31, 2011. There were no other than temporary impairments of non-marketable equity securities recorded for the year ended December 31, 2012.

The following tables present non-marketable securities at December 31, 2013 and December 31, 2012:

		December 31, 2013
Investment	Investment Type	Original Cost	Cumulative OTTI Charge	Current Balance
Federal Home Loan Bank of Atlanta	Common Stock	$3,472,500	$—	$3,472,500
Yadkin Valley Statutory Trust I	Common Stock	774,000	—	774,000
American Community Capital Trust II	Common Stock	310,000	—	310,000
Limited partnerships providing lending
services to middle-market companies	Limited Partner	629,073	—	629,073
Other	Common Stock	136,866	39,185	97,681
Total		$5,322,439	$39,185	$5,283,254

		December 31, 2012
Investment	Investment Type	Original Cost	Cumulative OTTI Charge	Current Balance
Federal Home Loan Bank of Atlanta	Common Stock	$4,154,300	$—	$4,154,300
Yadkin Valley Statutory Trust I	Common Stock	774,000	—	774,000
American Community Capital Trust II	Common Stock	310,000	—	310,000
Limited partnerships providing lending
services to middle-market companies	Limited Partner	1,330,846	—	1,330,846
Other	Common Stock	138,780	1,914	136,866
Total		$6,707,926	$1,914	$6,706,012

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at December 31, 2013 and December 31, 2012 by class:

	December 31,	December 31,
	2013	2012
	(Amounts in thousands)
Construction and land development	$131,035	$131,981
Commercial real estate:
Owner occupied	382,766	342,962
Non-owner occupied	196,926	211,489
Residential mortgages:
1-4 family	174,072	168,611
Multifamily	41,713	35,337
Home equity lines of credit	194,145	191,888
Commercial	185,443	174,440
Consumer and other	51,667	51,664
Total	1,357,767	1,308,372
Less: Net deferred loan costs	979	1,132
Allowance for loan losses	(18,063)	(25,149)
Loans, net	$1,340,683	$1,284,355

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, home equity lines of credit, and residential mortgages.
Commercial real estate loans totaled $579.7 million and $554.5 million at December 31, 2013 and December 31, 2012, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $131.0 million and $132.0 million at December 31, 2013 and December 31, 2012, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $174.1 million and $168.6 million at December 31, 2013 and December 31, 2012, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
Home equity lines of credit totaled $194.1 million and $191.9 million at December 31, 2013 and December 31, 2012, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties.
Commercial Loans. At December 31, 2013 and December 31, 2012, the Bank's commercial loan portfolio totaled $185.4 million and $174.4 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $51.7 million at December 31, 2013 and December 31, 2012, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.
In 2012, the Company embarked on an accelerated asset disposition plan (the “disposition plan”) in an effort to reduce nonperforming assets and problem loans that continued to be a strain on the Company's resources and capital. As a result, the Company sold $43 million in loans during the fourth quarter of 2012, and charged down another $11 million in other problem loans, resulting in approximately $35 million in total losses. The sale included $36 million in nonperforming loans consisting primarily of construction and commercial real estate loans. This sale was an effort to reduce overall credit risk within the Bank.
The following table presents loss information related to the sale and charge-off of problem loans as part of the accelerated asset disposition plan. The disposition plan was a strategy that was created and implemented in the fourth quarter 2012 to reduce levels of problem assets. The disposition plan consisted of the sale of three separate pools of loans (which were pooled based on similar size, classification and risk characteristics), and the sale of other individual classified loans.
Actual loss on the sale of impaired loans recognized in the fourth quarter of 2012 was $21.7 million which represents the difference between the recorded investment of the loan at sale date and the sales price received.

Loan Sales	Recorded Investment of Loans Sold	Charge-offs (Losses) Recorded on the Sales	Additional Provisions Resulting from the Sale of Loans
	(Amounts in thousands)
Construction	$16,211	$7,625	$6,100
Commercial Real Estate:
Owner Occupied	8,871	3,917	4,313
Non-owner Occupied	8,675	4,531	3,755
Mortgages:
1-4 Family	4,557	2,825	2,380
Multifamily	249	113	86
Home Equity Line of Credit	2,204	1,284	746
Commercial	2,291	1,329	1,290
Consumer and other	151	91	57
	$43,209	$21,715	$18,727
Additional charge-offs of $11.0 million were also taken during the fourth quarter 2012 on other problem loans that were not sold. The following table presents a summary of charge-offs on other problem loans.

Loan Sales	Additional Charge-offs on Other Problem Loans
(Amounts in thousands)
Construction	$1,601
Commercial Real Estate:
Owner Occupied	1,599
Non-owner Occupied	2,267
Mortgages:
1-4 Family	291
Multifamily	—
Home Equity Line of Credit	1,309
Commercial	3,908
Consumer and other	24
$10,999

Other losses related to contingencies for warranties on loans sold and property taxes owed for 2012 (per the terms of the loan purchase agreement) were also recorded in the amount of $2.1 million. No purchase credit impaired loans were included in the sale of loans.
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

In the normal course of business, the Company makes loans to directors and officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. Loans to directors, officers and related parties are subject to comparable loan features and present the same credit risk as those of non-related parties. An analysis of these related party loans for the year ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(Amounts in thousands)
Balance, beginning of year	$15,550	$15,783
New loans	3,233	2,436
Repayments	(2,824)	(2,669)
Balance, end of year	$15,959	$15,550

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

The following is a summary of credit quality indicators by class at December 31, 2013 and December 31, 2012:

Real Estate Credit Exposure as of December 31, 2013
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$—	$—	$90	$—	$161
Good Quality	356	—	1,587	982	957	6,627
Satisfactory	22,403	125,560	47,453	99,578	7,691	118,339
Merits Attention	90,343	226,320	133,072	62,242	31,686	61,026
Special Mention	14,434	20,284	7,392	5,307	551	5,075
Substandard	1,168	4,244	2,624	3,005	572	1,632
Substandard impaired	2,331	6,358	4,798	2,868	256	1,285
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$131,035	$382,766	$196,926	$174,072	$41,713	$194,145

Other Credit Exposures as of December 31, 2013
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,640	$2,162	$5,053
Good Quality	5,084	1,160	16,753
Satisfactory	63,674	21,221	505,919
Merits Attention	94,313	26,126	725,128
Special Mention	7,874	676	61,593
Substandard	9,553	32	22,830
Substandard impaired	2,305	290	20,491
Doubtful	—	—	—
Loss	—	—	—
	$185,443	$51,667	$1,357,767

Real Estate Credit Exposure as of December 31, 2012
		Commercial Real Estate
	Construction	Owner occupied	Non-owner occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$119	$—	$375	$—	$111
Good Quality	464	—	—	1,301	—	6,756
Satisfactory	22,284	115,347	58,577	95,727	7,945	118,497
Merits Attention	78,668	191,958	129,283	56,629	25,681	59,568
Special Mention	16,797	23,396	16,084	7,862	571	4,228
Substandard	3,939	4,286	2,136	2,850	601	1,687
Substandard impaired	9,829	7,856	5,409	3,867	539	1,041
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$131,981	$342,962	$211,489	$168,611	$35,337	$191,888

Other Credit Exposures as of December 31, 2012
	Commercial	Consumer and other	Total Loans
	(in thousands)
High Quality	$2,430	$2,289	$5,324
Good Quality	5,738	1,316	15,575
Satisfactory	62,071	22,459	502,907
Merits Attention	82,243	24,425	648,455
Special Mention	16,809	551	86,298
Substandard	1,009	122	16,630
Substandard impaired	4,140	502	33,183
Doubtful	—	—	—
Loss	—	—	—
	$174,440	$51,664	$1,308,372

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of December 31, 2013 and December 31, 2012.

Nonperforming loans as of December 31, 2013 totaled $15.4 million, or 1.12% of total loans, compared with $22.8 million, or 1.71% of total loans, as of December 31, 2012. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 315 at December 31, 2012 to 195 at December 31, 2013.

The following is a breakdown of nonaccrual loans as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$2,331	$7,385
Commercial Real Estate:
Owner occupied	4,417	5,787
Non-owner occupied	1,806	1,697
Mortgages:
1-4 Family first lien	2,734	3,123
Multifamily	256	539
Home Equity lines of credit	1,285	1,041
Commercial	2,306	2,790
Consumer and other	258	455
Total	$15,393	$22,817

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

The following table presents the Bank's aged analysis of past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
December 31, 2013	(in thousands)
Construction	$855	$207	$541	$1,603	$129,432	$131,035
Commercial real estate:
Owner occupied	1,973	—	58	2,031	380,735	382,766
Non-owner occupied	1,172	129	432	1,733	195,193	196,926
Commercial	2,029	742	142	2,913	182,530	185,443
Mortgages:
Secured 1-4 family- first lien	2,738	1,190	1,186	5,114	168,958	174,072
Multifamily	—	249	—	249	41,464	41,713
Home equity lines of credit	909	341	75	1,325	192,820	194,145
Consumer and other	322	62	52	436	51,231	51,667
Total	$9,998	$2,920	$2,486	$15,404	$1,342,363	$1,357,767

December 31, 2012
Construction	$4,395	$345	$1,865	$6,605	$125,376	$131,981
Commercial real estate:
Owner occupied	838	114	4,237	5,189	337,773	342,962
Non-owner occupied	1,688	500	1,098	3,286	208,203	211,489
Commercial	2,027	34	2,660	4,721	169,719	174,440
Mortgages:
Secured 1-4 family- first lien	2,767	910	2,226	5,903	162,708	168,611
Multifamily	12	—	10	22	35,315	35,337
Home equity lines of credit	1,980	52	924	2,956	188,932	191,888
Consumer and other	236	45	342	623	51,041	51,664
Total	$13,943	$2,000	$13,362	$29,305	$1,279,067	$1,308,372

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

Impaired loans under $250,000 are collectively reviewed for impairment based on homogeneous pools established for each class of impaired loans with similar risk characteristics in accordance with ASC 310-10-35-21 and are not included with non-impaired loans. Separate loss given probability of default rates are calculated for each impaired pool representing the risk associated with impaired loans less than $250,000 for that pool of loans. Total impaired loans under $250,000 collectively evaluated were $6.2 million and $7.8 million, respectively, as of December 31, 2013 and December 31, 2012. Reserves on impaired loans collectively evaluated were $2.1 million and $2.2 million as of December 31, 2013 and December 31, 2012, respectively. The following table presents the Bank's investment in loans individually reviewed for impairment and related information on those impaired loans as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013			Year to Date December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$2,816	$2,997	$—	$4,764	$107
Commercial real estate:
Owner occupied	5,445	5,981	—	4,449	117
Non-owner occupied	4,469	4,537	—	5,202	210
Commercial	4,095	4,502	—	4,416	171
Mortgages:
Secured 1-4 family real estate	661	731	—	692	29
Multifamily	—	—	—	197	—
Home equity lines of credit	425	477	—	454	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$200	$215	$40	$915	$25
Commercial real estate:
Owner occupied	5,131	5,172	201	6,380	237
Non-owner occupied	645	645	50	399	10
Commercial	308	313	105	715	2
Mortgages:
Secured 1-4 family real estate	331	341	161	442	4
Multifamily	—	—	—	—	—
Home equity lines of credit	—	—	—	400	2
Consumer and other	—	—	—	—	—
Total impaired loans
Construction	$3,016	$3,212	$40	$5,679	$132
Commercial real estate:
Owner occupied	10,576	11,153	201	10,829	354
Non-owner occupied	5,114	5,182	50	5,601	220
Commercial	4,403	4,815	105	5,131	173
Mortgages:
Secured 1-4 family real estate	992	1,072	161	1,134	33
Multifamily	—	—	—	197	—
Home equity lines of credit	425	477	—	854	2
Consumer and other	—	—	—	—	—
Total impaired loans individually reviewed for impairment	$24,526	$25,911	$557	$29,425	$914

	As of December 31, 2012			Year to Date December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$6,212	$7,676	$—	$18,748	$307
Commercial real estate:
Owner occupied	6,563	7,071	—	15,175	228
Non-owner occupied	4,976	5,358	—	7,399	254
Commercial	4,460	4,482	—	6,350	143
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	2,364	42
Multifamily	530	565	—	701	—
Home equity lines of credit	705	800	—	1,424	13
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$1,958	$2,136	$191	$2,929	$4
Commercial real estate:
Owner occupied	4,961	5,082	189	5,163	326
Non-owner occupied	561	643	89	2,212	63
Commercial	1,193	1,245	928	2,249	8
Mortgages:
Secured 1-4 family real estate	—	—	—	347	10
Multifamily	—	—	—	—	2
Home equity lines of credit	—	—	—	36	—
Consumer and other	—	—	—	51	—
Total impaired loans
Construction	$8,170	$9,812	$191	$21,677	$311
Commercial real estate:
Owner occupied	11,524	12,153	189	20,338	554
Non-owner occupied	5,537	6,001	89	9,611	317
Commercial	5,653	5,727	928	8,599	151
Mortgages:
Secured 1-4 family real estate	1,435	1,503	—	2,711	52
Multifamily	530	565	—	701	2
Home equity lines of credit	705	800	—	1,460	13
Consumer and other	—	—	—	51	—
Total impaired loan individually reviewed for impairment	$33,554	$36,561	$1,397	$65,148	$1,400

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $3,567 and $6,672 as of December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $90,741. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of December 31, 2013 was $21.5 million with related reserves of $1.2 million. Approximately $15.3 million of troubled debt restructured loans are accruing interest as of December 31, 2013, as these loans have sufficient evidence of paying according to the new restructured terms to warrant a return to accrual status. Total amount of troubled debt restructured loans outstanding as of December 31, 2012 was $23.7 million with related reserves of $746,581. Approximately $17.7 million of troubled debt restructured loans are accruing interest as of December 31, 2012, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the year ended December 31, 2013 and December 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Year ended December 31, 2013			Year ended December 31, 2012
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification
		(in thousands)			(in thousands)
Below market interest rate
Construction	1	$215	$200	—	$—	$—
Commercial real estate:
Non-owner occupied	2	1,220	1,139	—	—	—
Total	3	1,435	1,339	—	—	—
Extended payment terms
Construction	—	—	—	5	1,231	872
Commercial real estate:
Non-owner occupied	1	167	165	6	5,329	4,990
Owner occupied	4	1,319	1,316	9	2,443	2,379
Commercial	—	—	—	7	2,676	2,286
1-4 Family Residential	—	—	—	4	1,259	1,130
Consumer	—	—	—	1	27	24
Total	5	1,486	1,481	32	12,965	11,681
Principal payment reduction
Commercial real estate:
Owner occupied	—	—	—	2	571	571
Consumer	—	—	—	1	165	9
Total	—	—	—	3	736	580

Total	8	$2,921	$2,820	35	$13,701	$12,261

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the year ended December 31, 2012. There were no loans modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the year ended December 31, 2013.

	Year ended December 31, 2013		Year ended December 31, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms
Commercial real estate:
Non-owner occupied	—	$—	1	$—
Owner occupied	—	—	1	93
Secured 1-4 family mortgages	—	—	1	170
Consumer	—	—	1	24
Total	—	—	4	287

Total	—	$—	4	$287

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was a recovery of losses of $(2.7) million for the year ended December 31, 2013 as compared to a provision of $40.4 million for the year ended December 31, 2012 and $20.8 million for the year ended December 31, 2011. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. Markets served by the Bank continue to experience softening from the general economy and declines in real estate values. The real estate characteristics component includes trends in real estate concentrations, exceptions to FDIC guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at December 31, 2013 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

The following table presents changes in the allowance for loan losses for the years ended December 31, 2013 and 2012:

	December 31, 2012	Charge-offs	Recoveries	Provision (Recovery)	December 31, 2013
	(Amounts in thousands)
Construction	$4,269	$2,104	$1,007	$(3)	$3,169
Commercial real estate:
Owner occupied	4,374	383	120	(1,022)	3,089
Non-owner occupied	3,935	224	134	(1,764)	2,081
Commercial	4,291	2,923	1,287	1,078	3,733
Mortgages:
Secured 1-4 family- first lien	3,191	871	253	(205)	2,368
Multifamily	594	—	—	(158)	436
Home equity lines of credit	3,822	1,037	568	(697)	2,656
Consumer and other	673	330	102	86	531
	$25,149	$7,872	$3,471	$(2,685)	$18,063

	December 31, 2011	Charge-offs	Recoveries	Provision	December 31, 2012
	(Amounts in thousands)
Construction	$8,214	$17,825	$1,138	$12,742	$4,269
Commercial real estate:
Owner occupied	5,792	7,334	165	5,751	4,374
Non-owner occupied	4,668	9,830	664	8,433	3,935
Commercial	5,712	7,796	956	5,419	4,291
Mortgages:
Secured 1-4 family- first lien	3,726	3,512	215	2,762	3,191
Multifamily	805	347	—	136	594
Home equity lines of credit	3,310	4,360	186	4,686	3,822
Consumer and other	621	752	359	445	673
	$32,848	$51,756	$3,683	$40,374	$25,149

The following tables provide the breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of December 31, 2013 and December 31, 2012.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2013	(Amounts in thousands)
Construction	$40	$3,016	$3,129	$128,019
Commercial real estate:
Owner occupied	201	10,576	2,888	372,190
Non-owner occupied	50	5,114	2,031	191,812
Commercial	105	4,403	3,628	181,040
Mortgages:
Secured 1-4 family- first lien	161	992	2,207	173,080
Multifamily	—	—	436	41,713
Home equity lines of credit	—	425	2,656	193,720
Consumer and other	—	—	531	51,667
	$557	$24,526	$17,506	$1,333,241

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2012	(Amounts in thousands)
Construction	$191	$8,170	$4,078	$123,811
Commercial real estate:
Owner occupied	189	11,524	4,185	331,438
Non-owner occupied	89	5,537	3,846	205,952
Commercial	928	5,653	3,363	168,787
Mortgages:
Secured 1-4 family- first lien	—	1,435	3,191	167,176
Multifamily	—	530	594	34,807
Home equity lines of credit	—	705	3,822	191,183
Consumer and other	—	—	673	51,664
	$1,397	$33,554	$23,752	$1,274,818
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

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $116,309 and $182,489 as of December 31, 2013 and December 31, 2012, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of December 31, 2013, the Company had reserves for mortgage loans sold of $216,687, and charges against reserves for the year ended December 31, 2013 were $83,198. For the year ended December 31, 2013, the Company recorded $1.4 million in negative provision expense related to potential repurchase and warranties exposure on the $254.5 million in loan sales that occurred during that period, respectively.  Reduction in provisions for the year ended December 31, 2013 were primarily the result of decreased mortgage activity as Sidus Financial, LLC ("Sidus") started to significantly scale back its wholesale operations and completely exited the wholesale market in 2012. The Company also saw improvements in historical loss experience, and declines in specific reserves as claims were paid and settled from previously established reserves. The historical loss factor decreased from 1.37%% in 2011 to 1.16%% in 2012.  Further, the historical loss factor was adjusted to take into account lower exposure to loss by Sidus due to limitations on loss events included in the purchase agreement pursuant to which the loans were sold.  The adjustment factor also is weighted to take into account the greater likelihood of loan “put-backs” originated in the years most recently preceding the current year.  Given both the decrease in the historical loss factor and the reduction in volume of Sidus’ wholesale operations in the most recent years of 2011 and 2012, the general component of the reserve correspondingly was reduced.  In early 2013, three of the largest claims were settled and paid out of the specific reserves, which resulted in a reduction of the specific component of the reserves by approximately $125,000. In addition, Sidus Financial discontinued its business and was dissolved in 2013 in accordance with the provisions of the North Carolina Limited Liability Company Act which limited future liability for loans previously sold by Sidus Financial. As of December 31, 2012, the Company had reserves for mortgage loans sold of $1.7 million, and charges against the reserves for the year ended December 31, 2012 were $488,012. For the year ended December 31, 2012, the Company recorded $392,103 in provision expense related to potential repurchase and warranties exposure. For the years ended December 31, 2013 and 2012, the Company did not repurchase any mortgage loans sold. As of December 31, 2011, the Company had reserves for mortgage loans sold of $1.8 million, and charges against the reserves for the year ended December 31, 2011 were $809,282. For the year ended December 31, 2011, the Company recorded $640,893 in provision expense related to potential repurchase and warranties exposure.

5. PREMISES AND EQUIPMENT
The following table presents premises and equipment and related accumulated depreciation and amortization at December 31, 2013 and 2012:

	Cost	Accumulated depreciation and amortization	Net Book Value
December 31, 2013	(Amounts in thousands)
Land	$11,601	$—	$11,601
Land and leasehold improvements	5,460	2,607	2,853
Buildings	28,638	8,491	20,147
Furniture and equipment	18,510	12,478	6,032
Construction in process	65	—	65
Total	$64,274	$23,576	$40,698

	Cost	Accumulated depreciation and amortization	Net Book Value
December 31, 2012	(Amounts in thousands)
Land	$11,626	$—	$11,626
Land and leasehold improvements	8,199	3,154	5,045
Buildings	26,588	7,079	19,509
Furniture and equipment	24,177	19,023	5,154
Construction in process	515	—	515
Total	$71,105	$29,256	$41,849

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 were $2,820,284, $2,878,237, and $2,896,688, respectively.

6. LOAN SERVICING

Mortgage loans serviced for others, consisting of loans sold to Fannie Mae and Freddie Mac, are not included in the accompanying consolidated balance sheets. Mortgage loan portfolios serviced for Fannie Mae and Freddie Mac were $406,966,111 and $330,818,219 at December 31, 2013 and 2012, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Total servicing fees received were $943,408, $713,881 and $608,513 during 2013, 2012 and 2011, respectively, and were included in mortgage banking activities. At December 31, 2013 and 2012, mortgage servicing rights were $4.5 million and $2.5 million respectively and are included in other assets on the consolidated balance sheets. Servicing rights recorded on loans originated and sold by the Bank and the changes in the fair value were recorded in the consolidated statements of income (loss) under the caption, mortgage banking activities. Amortization/market value adjustments related to mortgage servicing rights were $624,143, $(447,403) and $(559,394) for the years ended 2013, 2012 and 2011, respectively and recorded as a reduction to the mortgage banking activities.

	2013	2012
	(Amounts in thousands)
Mortgage servicing assets, beginning of year	$2,525	$1,871
Capitalized	1,387	1,101
Change in fair value	624	(447)
Mortgage servicing assets, end of year	$4,536	$2,525

Custodial escrow balances maintained in connection with the loan servicing were $259,209 and $318,649 at December 31, 2013 and 2012, respectively.

7. DEPOSITS

The following table presents the scheduled maturities of time certificates at December 31, 2013:

(in thousands)
2014	$357,631
2015	93,694
2016	58,324
2017	26,683
2018	15,937
2019	5,000
Total	$557,269

Total related party deposits were $15.2 million and $16.8 million as of December 31, 2013 and 2012, respectively.

8. BORROWED FUNDS

Short-term borrowings at December 31, 2013 and 2012 are presented in the following tables. Borrowings from the Federal Reserve are payable on demand and are collateralized by state, county and municipal securities (refer to Note 2). Interest under this arrangement is payable at 50 basis points above the target federal funds rate as quoted by the Federal Reserve Board. Unused lines of credit from various correspondent banks totaled $152.1 million at December 31, 2013.

Short-Term Borrowings Excluding Federal Home Loan Bank ("FHLB") Advances
	Balance at year end	Weighted average interest rate at year end	Maximum amount outstanding at any month-end	Average Daily balance outstanding during year	Average annual interest rate paid
December 31, 2013
Overnight borrowings from the Federal Reserve Bank	$—	—%	$—	$—	—
Securities sold under agreement to repurchase	28,260,325	0.25%	39,891,850	34,870,805	0.25%
Federal funds purchased	—	—%	2,866,667	267,567	0.65%
Total short-term borrowings excluding FHLB advances	$28,260,325

December 31, 2012
Overnight borrowings from the Federal Reserve Bank	$—	—%	$—	$6,225	—%
Securities sold under agreement to repurchase	39,191,902	0.84%	39,191,903	36,449,509	0.79%
Federal funds purchased	—	—%	—	13,790	0.61%
Total short-term borrowings excluding FHLB advances	$39,191,902

The principal balance of short term advances from the FHLB consist of the following at December 31, 2013. There were no short term advances from the FHLB at December 31, 2012.

Maturity	Interest Rate	2013	2012
7/21/2014	2.31%	$10,000,000	$—
7/21/2014	2.62%	5,000,000	—
		$15,000,000	$—

Long-term Borrowings

Long-term borrowings at December 31, 2013 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.05% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also included in long-term borrowings is the fair market value adjustment associated with the junior subordinated debentures acquired in the American Community acquisition of $(1,041,193) at December 31, 2013.

Long-term borrowings at December 31, 2012 consisted of junior subordinated debentures of $36,084,000 with an average annual interest rate of 2.24% and an average daily balance of $36,084,000. The long-term FHLB advances are presented below. Also, included in long-term borrowings at December 31, 2012 is a structured wholesale repurchase agreement with a balance of $5,000,000 at year end, an average daily balance of $5,000,000, an average interest rate of 2.64%, and a year-end interest rate of 2.60%. Also included in long-term borrowings is the fair market value adjustment associated with the borrowings acquired in the American Community acquisition of $(1,086,542) at December 31, 2012.

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all of the Bank's FHLB stock and qualifying first mortgage, commercial, and home equity line loans. The balance of the lendable collateral value of all loans as of December 31, 2013 was approximately $143.4 million with $117.5 million remaining available. This agreement with the FHLB provides for a line of credit up to 20% of the Bank's assets.

The following table presents long-term advances from the FHLB at December 31, 2013 and 2012:

Maturity	Interest Rate	2013	2012
7/21/2014	2.31%	$—	$10,000,000
7/21/2014	2.62%	—	5,000,000
1/11/2015	2.99%	5,000,000	5,000,000
4/27/2015	2.97%	5,000,000	5,000,000
10/29/2018	0.25%	685,104	702,678
12/19/2023	2.00%	225,967	243,809
		$10,911,071	$25,946,487

FHLB advances, both short and long-term, had average annual interest rate paid during the year of 2.07% and 2.61% for 2013 and 2012, respectively. The weighted average interest rate for all FHLB advances outstanding at December 31, 2013 and December 31, 2012 was 2.57%. Maximum amount of FHLB advances outstanding at any month-end during the years 2013 and 2012 was $65,923,019 and $26,977,842 respectively.

On November 1, 2007, the Company created Yadkin Valley Statutory Trust I (“the Trust”) to issue trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is the three-month LIBOR plus 1.32%. The effective interest rate was 1.56% and 1.63% at December 31, 2013 and 2012, respectively. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

On November 1, 2007, the Trust completed the sale of $25.0 million of trust preferred securities. The trust preferred securities mature in 30 years and can be called by the Trust without penalty after five years.   The Trust used the proceeds from the sale of the securities to purchase the Company’s junior subordinated deferrable interest notes due 2037. The net proceeds from the offering were used by the Company in connection with the acquisition of Cardinal, and for general corporate purposes. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company up to certain limits. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

The Company assumed junior subordinated debt in the amount of $10.0 million in the American Community acquisition. American Community had a trust that issued trust preferred securities which pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The interest rate at December 31, 2013 and December 31, 2012 was 3.05% and 3.11%, respectively. The preferred securities are redeemable on December 15, 2033. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

Under the accounting for variable interest entities, the Company’s $774,000 and $310,000 investment in the common equity of the Trusts are included in the consolidated balance sheets as other assets. The income and interest expense received from and paid to the Trust, respectively, is included in the consolidated statements of income (loss) and comprehensive income (loss) as other noninterest income and interest expense.

9. INCOME TAXES

The following table presents the provision for income taxes for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Current:
Federal	$(93)	$(210)	$712
State	—	—	—
	(93)	(210)	712
Deferred:
Federal	8,027	(10,755)	(4,600)
State	2,467	(1,996)	(418)
	10,494	(12,751)	(5,018)
Increase (decrease) in valuation allowance for deferred tax assets	—	(11,000)	11,000
Total income taxes	$10,401	$(23,961)	$6,694

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,956	$9,853
Other than temporary impairment	829	827
Accrued liabilities	55	220
OREO property	178	3,767
Net operating loss	14,375	19,627
Mortgage banking goodwill	779	921
Other	3,243	2,160
	26,415	37,375
Less: Valuation Allowance	—	—
	$26,415	$37,375

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(3)	$(2,583)
FMV adjustment related to mergers	(97)	(181)
Depreciation	(1,753)	(1,561)
Prepaid expenses	(342)	(358)
Core deposit intangible	(765)	(1,043)
Noncompete intangible	(24)	(149)
Other	(6)	(142)
	(2,990)	(6,017)
Net deferred tax asset	$23,425	$31,358

Our net deferred tax asset was $23.4 million at December 31, 2013 and $31.4 million at December 31, 2012. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required.

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
At December 31, 2013, the Company has failed the three-year cumulative loss test, after recording a $38.5 million loss before income taxes in the fourth quarter of 2012 as part of the accelerated asset disposition plan. The Company considered the following negative and positive evidence in its evaluation of deferred tax assets:

Negative Evidence

•	The Company is in a cumulative tax loss position for the 3-year period ending December 31, 2013 of $6.2 million. Significance: High

	December 31, 2013 Cumulative Loss Test
	2011	2012	2013	Total
	(in thousands)
Income (loss) before income taxes	$(7,701)	$(32,635)	$29,227	$(11,109)
Goodwill impairment	4,944	—	—	$4,944
	$(2,757)	$(32,635)	$29,227	$(6,165)

Positive Evidence

•
The Company reported $29.2 million in net income before taxes for the year 2013. Excluding losses of $49 million sustained in the fourth quarter of 2012 related to the accelerated asset disposition plan, the Company has recorded $43.9 million in pre-tax income for nine previous consecutive quarters as credit quality has improved and net interest margin has increased over the past year. Significance: High

•
The Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2014 through 2016. The budgeted provision for loan losses is a key driver of the resulting income. Also, as discussed below, credit quality metrics have significantly improved. While management believes the 2010, 2011 and 2012 levels of provision are indicative of the worst economic downturn in recent history and will not be repeated, it is important to understand why future losses are not projected at these levels which is discussed in the following paragraphs. Significance: Moderate

•
In 2012, the Company completed a $45 million private placement offering pursuant to which several institutional investors and members of the Board and management purchased shares of preferred stock. In connection with this private placement, the Company converted approximately $21 million of its outstanding Series T and Series T-ACB preferred shares to common shares. As of December 31, 2013, the Company's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 11.5%, 13.5%, and 14.6%. Significance: Moderate

•
Credit quality has improved over the past twelve months, including significant decreases in classified loans and nonperforming loans. Credit losses have shown a dramatic reduction in 2013 as net loan charge-offs (recoveries) were $4.4 million, or 0.33% of average loans for the year ended December 31, 2013, as compared to $48.1 million, or 3.43% of average loans for the year ended December 31, 2012. Nonperforming loans were also down $7.4 million since December 31, 2012. Nonperforming assets to total assets were 1.03%% as of December 31, 2013 as compared to 1.64% as of December 31, 2012 and 4.78% as of December 31, 2011 . In addition, allowance for loan losses to nonperforming loans increased from 110.22%% at December 31, 2012 to 117.34%% at December 31, 2013. Significance: High

•	Management is not aware of any unsettled circumstances that, if resolved, would adversely affect future operations or earnings. Significance: Low

•
Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from December 31, 2013. The Company's loss carryforwards for the tax period ending December 31, 2013 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. Significance: Moderate

	Net Operating Loss Carryforward at December 31, 2013	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Valley Federal Tax	35,582	2031
Yadkin Valley State Tax	28,623	2031
Total Loss Carryforwards	$66,974

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at December 31, 2013 based primarily on a return to profitability as the Company has reported nine consecutive quarters of net income (excluding losses in the fourth quarter of 2012 related to management's accelerated asset disposition plan), net income trends, projected net income for the years 2014 through 2016 and improving credit quality metrics.

The following table presents a reconciliation of applicable income taxes for the years ended December 31, 2013 and 2012 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2013	2012
	(in thousands)
Tax benefit at statutory rate on income before income taxes	$10,230	$(11,422)
Increases (decreases) resulting from:
Tax-exempt interest on investments	(1,055)	(737)
State income tax, net of federal benefits	1,604	(1,298)
Income from bank-owned life insurance	(210)	(221)
Valuation allowance on deferred tax assets	—	(11,000)
Other	(168)	717
Total income taxes	$10,401	$(23,961)

10. EARNINGS PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the year ended December 31, 2013 excludes 176,843 shares of unvested restricted stock. Weighted average shares outstanding for the years ended December 31, 2012 and 2011 excludes 193,373 and 53,778 shares of unvested restricted stock, respectively. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	2013	2012	2011
Basic earnings per share:
Net income (loss) to common shareholders	$16,949,000	$(12,585,000)	$(17,382,000)
Weighted average number of common shares outstanding	14,203,099	6,589,971	6,079,668
Basic earnings (loss) per share	$1.19	$(1.91)	$(2.86)

Diluted earnings per share:
Net income (loss) to common shareholders	$16,949,000	$(12,585,000)	$(17,382,000)
Weighted average number of common shares outstanding	14,203,099	6,589,971	6,079,668
Dilutive potential common shares	21,621	—	—
Weighted-average shares as adjusted	14,224,720	6,589,971	6,079,668
Diluted earnings (loss) per share	$1.19	$(1.91)	$(2.86)

For the year ended December 31, 2013, 2012, and 2011 net income (loss) for determining net earnings (loss) per common share was reported as net income (loss) less the dividend on preferred stock. During the year ended December 31, 2013, there were 51,673 warrants and stock options that were not considered dilutive because the exercise prices exceeded the average market price per share and 156,329 shares of restricted stock not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met. Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of earnings (losses) per share for the year-to-date periods ended December 31, 2012 and December 31, 2011 due to the Company's loss position for that period.

For 2013, 2012 and 2011, net income (loss) to common shareholders is net income (loss) less the preferred stock dividends and accretion of discount.

11. BENEFIT PLANS

401(K) PLAN

The Company maintains profit‑sharing and 401(k) plans for substantially all employees. Contributions to the profit‑sharing plan are at the discretion of the Board of Directors but are limited to amounts deductible in accordance with the Internal Revenue Code. Under the Company's 401(k) plan, employees are permitted to contribute up to 60% of pre‑tax compensation. The Company will match 50% of an employee's contribution, up to a maximum of 3% of pre-tax employee compensation. The Company's policy is to fund the profit‑sharing/401(k) costs as incurred. Employer contributions in 2013, 2012 and 2011 to the 401(k) plan were $619,758, $367,939, and $521,963 respectively. There were no discretionary contributions to the profit-sharing plan for the years ended December 31, 2013, 2012 and 2011.

BANK-OWNED LIFE INSURANCE
During 2001 and 2000, the Company created an Officer Supplemental Insurance Plan (“OSIP”) and entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under the plan, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officer's beneficiaries is a multiple of base salary at the time of the agreements. During 2010, the OSIP was amended and the death benefit to the officer’s beneficiaries is now subject to the limit of total death proceeds less cash surrender value. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The OSIP contains a five‑year vesting requirement and certain provisions relating to change of control and termination of service. The Company funded the OSIP through the purchase of bank‑owned life insurance (“BOLI”) during the first quarter of 2000 and the second quarter of 2001 with initial investments of $4.8 million and $5.0 million, respectively. Additional investments in BOLI were made in August of 2006 in the amount of $5.5 million. The corresponding cash surrender values of BOLI policies as of December 31, 2013 and 2012 was $27,032,000 and $26,433,000 respectively.

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

The Company uses the cost of insurance method for determining liabilities related to the plan and used a discount rate of 4.00% at December 31, 2013 and December 31, 2012 based on the Citigroup Pension Liability Yield Curve. As of December 31, 2013 and 2012, the liability accrued for the plan was $1.9 million. In 2011, the Company decided to terminate split dollar benefits for all active employees. The only remaining participants in the OSIP are retired and terminated employees who are still eligible for benefits based on the original agreements. The result of this change to the plan was a $500,000 decrease in liabilities related to the plan. The net periodic benefit costs of the plan are recorded to non-interest expense and were approximately $(5,702), $376,000, and $334,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

NON-EQUITY INCENTIVE PLAN
Incentive compensation is provided for employees of the Bank based on defined levels of earnings performance. The Company accrued $3.4 million in total incentive compensation for the year 2013. All incentive compensation will be paid out in the first quarter of 2014. Based on Company performance, there were no expenses related to incentive compensation during 2012 and 2011.

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

During the year ended December 31, 2013, 3,411 stock options were vested and 1,666 options were granted resulting in 2,757 unvested options at December 31, 2013. There was no intrinsic value of option grants in 2013 since options are granted at the market price of the stock on date of grant. The weighted average fair value of the options granted in 2013 was $7.55 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 101.70%; risk-free interest rate of 1.00%; and expected life of 7 years. There were no options exercised during the year ended December 31, 2013. During the year ended December 31, 2012, 4,033 stock options were vested and 1,166 options were granted resulting in 4,500 unvested options at December 31, 2012. There was no intrinsic value of option grants in 2012 since options are granted at the market price of the stock on date of grant. The weighted average fair value of the options granted in 2012 were $8.07 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 100.62%; risk-free interest rate of 1.26%; and expected life of seven years. There were no options exercised during the year ended December 31, 2012. There were no options granted or exercised during the year ended December 31, 2011. Total options outstanding at December 31, 2013 and 2012 were 51,673 and 83,203, respectively.

The following table presents certain option information for the year ended December 31, 2013:

	Outstanding Options		Exercisable Options
	Number of options	Weighted-average exercise price	Number of options	Weighted-average exercise price
At December 31, 2012	83,203	$40.47	78,701	$41.40
Options authorized	—	—	—	—
Options granted/vested	1,666	9.12	3,411	27.14
Options exercised	—	—	—	—
Options expired	(22,486)	43.78	(22,486)	43.78
Options forfeited	(10,710)	40.55	(10,710)	40.55
At December 31, 2013	51,673		48,916

At December 31, 2013, the weighted-average remaining contractual life of outstanding and exercisable options was 3.3 years and 3.1 years, respectively. At December 31, 2012, the weighted average remaining contractual life of outstanding and exercisable options was 2.9 years and 2.6 years, respectively.

The following table segregates the shares outstanding at December 31, 2013 into meaningful ranges:

Shares	Option Price per share ($)	Weighted-average remaining contractual life (years)	Weighted-average exercise price ($)	Shares excercisable December 31, 2013
4,498	9.12-11.52	7.81	10.18	2,275
2,666	20.37-20.70	5.52	20.49	2,132
6,384	28.20-31.38	4.05	29.90	6,384
1,015	34.68-35.97	3.05	35.07	1,015
12,482	38.37-41.73	2.14	41.42	12,482
23,795	42.00-46.95	2.67	45.00	23,795
833	57.21	3.05	57.21	833
51,673				48,916

All options expire ten years after date of grant and are made available for future grants at expiration.

As of December 31, 2013, there are 211,159 restricted shares outstanding, of which 34,316 shares of restricted stock are vested and 176,843 shares are nonvested. There were 3,242 shares of restricted stock issued during the year ended December 31, 2013 at an average fair value of $12.65, and no restricted shares were forfeited.

As of December 31, 2012, there were 207,917 restricted shares outstanding, of which 14,549 shares of restricted stock were vested and 235,118 shares were nonvested. There were 169,143 shares of restricted stock issued during the year ended December 31, 2012 at an average fair value of $6.96, and 15,554 restricted shares were forfeited. Of the restricted shares issued in 2012, 163,328 were issued with performance and service conditions. Vesting of these shares are based on achieving certain earnings per share and credit performance standards and require a minimum of 2-years of service. Shares issued with performance conditions are granted at-the-money, and contingently vest over a period of 1 to 3 years. The fair value of the shares granted with performance conditions was estimated on the date of grant and assumes that performance goals will be achieved. Restricted shares with performance and service conditions have been recognized based on the assumption that performance thresholds will be met. Year one performance conditions were met in 2012, and it is highly probable that year two performance conditions will also be met; although service conditions still need to be completed for the shares to be fully vested. Compensation cost is recognized only for those awards that ultimately vest.

During the year ended December 31, 2011, there were 48,329 shares of restricted stock granted at an average fair value of $7.02 per share. The fair value of each share grant is based on the closing market price of the stock on the date of issuance.

There are 315,998 shares of common stock available for future grant of restricted stock and stock options under the Company's 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the "Omnibus Plan") and the 2013 Equity Incentive Plan (the "2013 Equity Plan").

The compensation expense related to options and restricted shares was $21,882 and $480,249, respectively, for the year ended December 31, 2013, respectively. The compensation expense related to options and restricted shares was $31,621 and $388,187 for the year period ended December 31, 2012, respectively. Compensation expense related to options and restricted shares was $76,903 and $133,071 for the year ended December 31, 2011, respectively. As of December 31, 2013, there was $544,896 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 1.3 years.
13. LEASES

Operating Leases
The Company has entered into non-cancelable operating leases for branch facilities and equipment. These leases have terms from five to thirty years. Rental expense was approximately $1.9 million in 2013, $1.9 million in 2012 and $2.2 million in 2011 and primarily represents rentals of real estate.
The following table presents the future minimum lease payments for the next five years:

(Amounts in thousands)
2014	$1,905
2015	1,456
2016	1,032
2017	642
2018	560
Thereafter	5,310
Total	$10,905

Capital Lease Obligation

The Company leases its Monroe Main office facility, which was acquired from American Community, under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2013 is $2.5 million as the capitalized cost of the Company’s Monroe Main office and accumulated amortization of approximately $168,876 at December 31, 2013.

The following table presents aggregate future minimum lease payments due under this capital lease obligation as of December 31, 2013:

(Amounts in thousands)
2014	$227
2015	241
2016	241
2017	241
2018	242
2019-2029	2,917
Total minimum lease payments	4,109
Less amount representing interest	(1,828)
Present value of net minimum lease payments	$2,281

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

The following table presents a summary by type of contract and amount the Bank’s exposure to off-balance sheet risk as of December 31, 2013 and 2012:

	2013	2012
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$284,345,741	$255,356,370
Undisbursed standby letters of credit	6,463,019	7,395,059
Undisbursed portion of construction loans	25,452,178	17,500,855
Commitments to close first mortgages	13,359,442	46,725,883
Commitments to sell first mortgages	31,895,650	71,491,707

15. DERIVATIVES

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $1.8 million at December 31, 2013, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $132,438. The Company had a gain of $63,568 on the interest rate swap asset and a loss of $63,568 on the interest rate swap liability for the year ended December 31, 2013. The Company had a gain of $20,973 on the interest rate swap asset and a loss of $20,973 on the interest rate swap liability for the year ended December 31, 2012. The interest rate swaps had a notional amount of $2.0 million outstanding as of December 31, 2012 and was included in other assets and other liabilities at their fair market value of $196,006. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At December 31, 2013, the Bank had $13.4 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $31.9 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other assets was $147,232 at December 31, 2013. The fair value of the interest rate lock commitments recorded in other liabilities was $(23,222) at December 31, 2013. Recognition of gains related to the change in fair value of forward sales commitments was $628,038 for the year ended December 31, 2013, and is included in mortgage banking activities income. Recognition of losses related to the change in fair value of the interest rate lock commitments was $(896,066) for the year ended December 31, 2013, and is included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments were $204,856 and gains related to forward sales commitments were $743,025, respectively, for the year ended December 31, 2012, and are included in other income. At December 31, 2012, the Bank had $46.7 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $71.5 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $(480,806) at December 31, 2012. The fair value of the interest rate lock commitments recorded in other assets was $872,844 at December 31, 2012.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

The following tables present a rollforward of interest rate swaps for the years ended December 31, 2013 and 2012:

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2011	$216	$216
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(20)	(20)
Balance, December 31, 2012	$196	$196

Balance, December 31, 2012	$196	$196
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(64)	(64)
Balance, December 31, 2013	$132	$132

Interest Rate Locks and Forward Loan Sale Commitments

The Company's mortgage lending division enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2013, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(23,000) and $147,000, respectively. At December 31, 2012, the amount of fair value associated with these interest rate lock commitments and sale commitments was $873,000 and $(481,000), respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the year ended December 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of interest rate lock commitments for the years ended December 31, 2013 and 2012, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$873	$130
Gains (losses) included in other income	(896)	743
Transfer in and out	—	—
Balance, December 31, 2013 and 2012	$(23)	$873

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the year ended December 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights for the years ended December 31, 2013 and 2012 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2012 and 2011	$2,525	$1,871
Capitalized	1,387	1,101
Gains (losses) included in other income	624	(447)
Balance, December 31, 2013 and 2012	$4,536	$2,525

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans held for sale as a Level 2 asset. At December 31, 2013 and 2012, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the year ended December 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, the majority of impaired loans were evaluated based on discounted cash flows or the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the year ended December 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at December 31, 2013 is $3.3 million. At December 31, 2012 the carrying value of OREO was $8.7 million. There have been no changes in valuation techniques for the year ended December 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

December 31, 2013 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,392	$—	$16,392	$—
Government sponsored agencies:
Residential mortgage-backed securities	103,441	—	103,441	—
Collateralized mortgage obligations	52,743	—	52,743	—
Private label collateralized mortgage obligations	14,491	—	14,491	—
State and municipal securities	98,704	—	98,704	—
Common and preferred stocks	3,151	3,151	—	—
Interest rate swap agreements	132	—	—	132
Interest rate swap agreements	(132)	—	—	(132)
Interest rate lock commitments	(23)	—	—	(23)
Forward loan sale commitments	147	—	147	—
Mortgage servicing rights	4,536	—	—	4,536

December 31, 2012 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$27,527	$—	$27,527	$—
Government sponsored agencies:
Residential mortgage-backed securities	107,257	—	107,257	—
Collateralized mortgage obligations	122,593	—	122,593	—
Private label collateralized mortgage obligations	1,045	—	1,045	—
State and municipal securities	84,564	—	84,564	—
Common and preferred stocks	133	133	—	—
Interest rate swap agreements	196	—	—	196
Interest rate swap agreements	(196)	—	—	(196)
Interest rate lock commitments	873	—	—	873
Forward loan sale commitments	(481)	—	(481)	—
Mortgage servicing rights	2,525	—	—	2,525

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at December 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$132	Discounted cash flow	Discount rate	0.5%
Interest Rate Lock Commitments	(23)	Pricing model	Pull through rates	86.4%
Mortgage Servicing Rights	4,536	Discounted cash flow	Constant prepayment rate	9.72%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$6,058	Discounted appraisals	Collateral discounts and discounted cash flows	15-50%
Other real estate owned	1,034	Discounted appraisals	Collateral discounts	15%

	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$196	Discounted cash flow	Discount rate	1.0%
Interest Rate Lock Commitments	873	Pricing model	Pull through rates	83.9%
Mortgage Servicing Rights	2,525	Discounted cash flow	Constant prepayment rate	17.96%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$7,276	Discounted appraisals	Collateral discounts and discounted cash flows	10-50%
Other real estate owned	5,281	Discounted appraisals	Collateral discounts	15%

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

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013	(Amounts in thousands)
Other real estate owned	$1,034	$—	$—	$1,034
Impaired loans:
Construction	160	—	—	160
Commercial real estate:
Owner occupied	4,930	—	—	4,930
Non-owner occupied	595	—	—	595
Commercial	203	—	—	203
Mortgages:
Secured 1-4 family real estate	170	—	—	170
Multifamily	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	(Amounts in thousands)
Other real estate owned	$5,281	$—	$—	$5,281
Impaired loans:
Construction	1,767	—	—	1,767
Commercial real estate:
Owner occupied	4,772	—	—	4,772
Non-owner occupied	472	—	—	472
Commercial	265	—	—	265
Mortgages:
Secured 1-4 family real estate	—	—	—	—
Multifamily	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—

There were no transfers between valuation levels for any assets during the year ended December 31, 2013 or the year ended December 31, 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2013, the Company meets all capital adequacy requirements to which it is subject.
The Company and the Bank exceeded the minimum regulatory capital ratios as of December 31, 2013, as well as the ratios to be considered "well capitalized." The Company completed a private placement offering during the second quarter of 2011 for proceeds of $6.4 million. Proceeds received from the Private Placement are being kept at the holding company level for general corporate purposes. The Company completed a second private placement offering during the fourth quarter of 2012 for proceeds of $41.8 million. The private placement included the issuance of $45.0 million in the Company's Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") which was subsequently converted over to common stock at $2.80 per share. On September 12, 2012, the U.S. Treasury completed the sale of its $36 million of Series T Preferred Stock and $13.3 million of its Series T-ACB Preferred Stock investment in the Company to private investors through a registered public offering. There was no impact to the Company's financial condition or operating results due to the transaction. In addition, the Company converted 20,907 shares of Series T and Series T-ACB preferred shares to common stock. Although this helped improve capital ratios at the holding company, management continues to monitor capital levels closely and evaluate options which would improve the Bank's capital position.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Yadkin Bank
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$219,071	14.4%	$121,635	8.0%	$152,043	10.0%
Tier 1 Capital (to risk-weighted assets)	200,891	13.2%	60,817	4.0%	91,226	6.0%
Tier 1 Capital (to average assets)	200,891	11.2%	71,495	4.0%	89,369	5.0%
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$189,961	13.0%	$116,923	8.0%	$146,154	10.0%
Tier 1 Capital (to risk-weighted assets)	171,505	11.7%	58,462	4.0%	87,692	6.0%
Tier 1 Capital (to average assets)	171,505	8.9%	76,912	4.0%	96,139	5.0%

Yadkin Financial Corporation
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$221,858	14.6%	$121,702	8.0%	$152,128	10.0%
Tier 1 Capital (to risk-weighted assets)	204,763	13.5%	60,851	4.0%	91,277	6.0%
Tier 1 Capital (to average assets)	204,763	11.5%	71,556	4.0%	89,445	5.0%
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$194,932	13.3%	$116,960	8.0%	$146,200	10.0%
Tier 1 Capital (to risk-weighted assets)	177,656	12.2%	58,480	4.0%	87,720	6.0%
Tier 1 Capital (to average assets)	177,656	9.2%	76,998	4.0%	96,247	5.0%

Deferred tax assets that are dependent upon future taxable income do not qualify for inclusion in Tier 1 capital based on the capital guidelines of the Company's primary federal supervisory authority.  The disallowed portion of deferred tax assets for December 31, 2013 was $12.3 million for the Company. The disallowed portion of deferred tax assets for December 31, 2012 was $21.1 million for the Company.

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53‑87. At December 31, 2013, 2012, and 2011 there were no undivided profits available for dividend payments. At December 31, 2013, the Bank was prohibited from paying dividends to the holding company without prior FDIC and Commissioner approval. This restriction was lifted in 2014. Beginning in 2011, the Company was required to defer dividend payments on the Series T and Series T-ACB Preferred Stock and interest payments on the trust preferred securities given liquidity levels at the holding company. However, in August 2012, the Company received regulatory approval and paid in full all of the outstanding deferred dividends on the TARP Preferred Stock and all accrued but unpaid interest on the trust preferred securities payments. The Company is now current on its payment obligations on its Series T and Series T-ACB Preferred Stock and on the trust preferred securities.

For the reserve maintenance period in effect at December 31, 2013, the Bank was required by the Federal Reserve Bank to maintain average daily reserves of $250,000 on deposit.
The mortgage banking segment qualifies as a HUD-approved Title II Supervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (HUD). A Title II Supervised mortgagee must maintain an adjusted net worth equal to a minimum of $1 million plus 1% of FHA single family insurance mortgages originated, underwritten, purchased or serviced in excess of $25 million, up to a maximum net worth of $2.5 million. As of December 31, 2013 and 2012, the Bank’s adjusted net worth exceeded the required minimum net worth requirements.

Possible penalties related to noncompliance with this minimum net worth requirement includes the revocation of the Bank’s license to issue HUD insured mortgages, which may have a material adverse affect on the Bank’s financial condition and results of operations.

18. FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$40,995	$40,995	$40,995	$—	$—
Investment securities	288,922	288,922	3,151	285,771	—
Loans and loans held-for-sale, net	1,359,596	1,294,654	—	18,913	1,275,741
Accrued interest receivable	6,219	6,219	—	1,705	4,514
Federal Home Loan Bank stock	3,473	3,473	3,473	—	—
Forward sales commitments	147	147	—	147	—
Interest rate swap agreements	132	132	—	—	132
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	961,154	911,457	—	911,457	—
Time deposits	557,269	560,008	—	560,008	—
Borrowed funds	89,214	66,690	—	66,690	—
Accrued interest payable	852	852	—	852	—
Interest rate swap agreements	132	132	—	—	132
Interest rate lock commitments	23	23	—	—	23

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$138,396	$138,396	$138,396	$—	$—
Investment securities	343,120	343,120	133	342,987	—
Loans and loans held-for-sale, net	1,312,034	1,187,663	—	27,679	1,159,984
Accrued interest receivable	6,376	6,376	—	1,760	4,616
Federal Home Loan Bank stock	4,154	4,154	4,154	—	—
Interest rate swap agreements	196	196	—	—	196
Interest rate lock commitments	873	873	—	—	873
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	898,372	898,372	—	898,372	—
Time deposits	733,290	742,552	—	742,552	—
Borrowed funds	105,136	105,926	—	105,926	—
Accrued interest payable	1,629	1,629	—	1,629	—
Interest rate swap agreements	196	196	—	—	196
Forward sales commitments	481	481	—	481	—

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

The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2013 and December 31, 2012, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

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

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

During the May 24, 2006 annual meeting, the shareholders approved the formation of the Company whereby each share of the Bank was automatically converted to one share of the Company. The Company’s authorized capital consists of 33,333,333 shares of common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, no par value, whose rights, privileges, and preferences will be established by the Board of Directors on issuance. The following table presents condensed financial data for the parent company only:

Condensed Balance Sheets
	2013	2012
Assets:	(Amounts in thousands)
Cash on deposit with bank subsidiary	$1,889	$5,212
Investment in subsidiary	215,562	199,680
Other investments	2,451	1,765
Other assets	108	351
Total	$220,010	$207,008
Liabilities and Shareholders' Equity:
Dividends payable	$177	$183
Other liabilities	35,363	36,031
Shareholders' equity	184,470	170,794
Total	$220,010	$207,008

Condensed Results of Operations
	2013	2012	2011
Equity in earnings of subsidiary bank:	(Amounts in thousands)
Undistributed earnings (loss)	$19,840	$(7,684)	$(13,511)
Income (expenses), net	(1,014)	(990)	(884)
Net income (loss)	18,826	(8,674)	(14,395)
Preferred stock dividend and accretion of preferred stock discount	1,877	3,911	2,987
Net income (loss) to common shareholders	$16,949	$(12,585)	$(17,382)

Condensed Statements of Cash Flows
	2013	2012	2011
Cash flows from operating activities:	(Amounts in thousands)
Net loss from continuing operations	$18,826	$(8,674)	$(14,395)
Adjustments to reconcile net loss to net cash from operating activities:
Equity (loss) in undistributed earnings of subsidiaries	(19,840)	7,684	13,511
Other-than-temporary impairment of investments	39	50	116
Loss on sale of other investments	—	—	80
Change in other assets	243	(18)	315
Change in other liabilities	(851)	113	270
Net cash used in operating activities	(1,583)	(845)	(103)
Cash flows from investing activities:
Purchase of investments	(267)	—	(250)
Maturities, call and repayments of investments	—	99	55
Proceeds from sale of other investments	—	—	460
Additional investment in bank subsidiary	—	(37,000)	—
Net cash provided by (used in) investing activities	(267)	(36,901)	265
Cash flows from financing activities:
Issuance of preferred stock	—	40,592	—
Issuance of common stock	—	—	6,402
Dividends paid	(1,414)	(4,431)	(616)
Payment of fractional shares in the 1-for-3 stock split	(39)	—	—
Repurchase and cancellations of warrants	(20)	—	—
Net cash provided by (used in) financing activities	(1,473)	36,161	5,786
Net increase (decrease) in cash	(3,323)	(1,585)	5,948
Cash at beginning of year	5,212	6,797	849
Cash at end of year	$1,889	$5,212	$6,797

20. BUSINESS SEGMENT INFORMATION

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

The following table details the results of operations for the year ended December 31, 2013, 2012 and 2011 for bank activities and mortgage activities.

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Year Ended December 31, 2013
Interest income	$70,633	$3,666	$—	$74,299
Interest expense	9,494	—	747	10,241
Net interest income	61,139	3,666	(747)	64,058
Provision for loan losses	(2,685)	—	—	(2,685)
Net interest income (loss) after provision for loan losses	63,824	3,666	(747)	66,743
Other income	9,587	8,709	108	18,404
Other expense	50,045	5,500	375	55,920
Income (loss) before income taxes	23,366	6,875	(1,014)	29,227
Income taxes	10,401	—	—	10,401
Net income (loss)	$12,965	$6,875	$(1,014)	$18,826

Total assets	$1,779,473	$24,172	$2,382	$1,806,027
Net loans	1,340,683	—	—	1,340,683
Loans held for sale	—	18,913	—	18,913

(1)	Note: The “Other” column includes Holding Company assets and Holding Company income and expenses.

	Bank Activities	Mortgage Activities	Other (2)	Total
	(Amounts in thousands)
For the year ended December 31, 2012
Interest income	$75,104	$3,868	$—	$78,972
Interest expense	16,998	143	847	17,988
Net interest income	58,106	3,725	(847)	60,984
Provision for loan losses	40,538	(164)	—	40,374
Net interest income (loss) after provision for loan losses	17,568	3,889	(847)	20,610
Other income	7,677	5,860	29	13,566
Other expense	60,070	6,569	172	66,811
Income (loss) before income tax expense	(34,825)	3,180	(990)	(32,635)
Income tax expense (1)	(23,961)	—	—	(23,961)
Net income (loss)	$(10,864)	$3,180	$(990)	$(8,674)

Total assets	$1,890,906	$31,500	$1,032	$1,923,438
Net loans	1,284,355	—	—	1,284,355
Loans held for sale	—	27,679	—	27,679
________________________

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes Holding Company assets and Holding Company income and expenses.

	Bank Activities	Mortgage Activities	Other (2)	Total
	(Amounts in thousands)
For Year Ended December 31, 2011
Interest income	$88,156	$390	$—	$88,546
Interest expense	25,016	239	786	26,041
Net interest income	63,140	151	(786)	62,505
Provision for loan losses	20,828	15	—	20,843
Net interest income (loss) after provision for loan losses	42,312	136	(786)	41,662
Other income	12,901	5,408	(129)	18,180
Other expense	54,253	13,244	46	67,543
Loss before income tax expense	960	(7,700)	(961)	(7,701)
Income tax expense (1)	6,694	—	—	6,694
Net loss	$(5,734)	$(7,700)	$(961)	$(14,395)

Total assets	$1,973,848	$24,209	$(4,869)	$1,993,188
Net loans	1,418,076	—	—	1,418,076
Loans held for sale	3,628	15,906	—	19,534

(1)	As an LLC, Sidus passes its pre-tax income through to its single member, the Bank, which is taxed on that income.

(2)	Note: The “Other” column includes Holding Company assets and Holding Company income and expenses.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited, summarized quarterly data for the years ended December 31, 2013 and 2012:

	Three Months Ended
2013	December 31	September 30	June 30	March 31
	(Amounts in thousands)
Interest income	$18,903	$18,470	$18,651	$18,275
Interest expense	2,154	2,334	2,530	3,223
Net interest income	16,749	16,136	16,121	15,052
Provision for (recovery of) loan losses	(3,017)	40	55	237
Net interest income after provision for loan losses	19,766	16,096	16,066	14,815

Other income	1,182	5,381	6,184	5,657
Other expense	13,712	14,150	14,843	13,215
Income before income taxes	7,236	7,327	7,407	7,257
Income taxes	2,579	2,616	2,598	2,608
Net income	4,657	4,711	4,809	4,649
Preferred stock dividend and accretion of preferred stock discount	421	421	590	445
Net income to common shareholders	$4,236	$4,290	$4,219	$4,204
Net income per common share- basic	$0.30	$0.30	$0.30	$0.30
Net income per common share- diluted	0.30	0.30	0.30	0.30
2012
Interest income	$18,793	$19,446	$19,744	$20,989
Interest expense	4,048	4,257	4,586	5,097
Net interest income	14,745	15,189	15,158	15,892
Provision for loan losses	31,554	4,251	2,218	2,351
Net interest income after provision for loan losses	(16,809)	10,938	12,940	13,541

Other income	986	4,665	4,406	3,509
Other expense	22,708	14,792	15,732	13,579
Income (loss) before income taxes (benefit)	(38,531)	811	1,614	3,471
Income taxes (benefit)	(14,632)	54	(9,383)	—
Net income (loss)	(23,899)	757	10,997	3,471
Preferred stock dividend and accretion of preferred stock discount	1,419	838	833	821
Net income (loss) to common shareholders	$(25,318)	$(81)	$10,164	$2,650
Net income (loss) per common share- basic	$(3.63)	$—	$1.56	$0.42
Net income (loss) per common share- diluted	(3.63)	—	1.56	0.42
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

23. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the year ended December 31, 2013 and 2012.

	2013	2012
	(Amounts in thousands)
Beginning balance	$4,184	$3,863
Other comprehensive income (loss) before reclassifications	(5,628)	1,308
Amounts reclassified from accumulated comprehensive income:
Realized (gain) loss on sale of securities	2,355	(1,605)
Impairment expense	—	—
Reclassified amounts before tax	2,355	(1,605)
Tax expense	(906)	618
Total reclassifications net of tax	1,449	(987)

Net current period other comprehensive income (loss)	(4,179)	321

Ending balance	$5	$4,184

The income statement line items impacted by the reclassifications of realized gains on the sale of securities are the net gain on sale of securities and income tax expense line items in the condensed consolidated statements of income.

24. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

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

These common stock warrants have been assigned a fair value of $2.38 per share, or $900,000 in aggregate as of January 16, 2009. Using a relative fair value allocation approach, $1.7 million was recorded as a discount on the preferred stock and was accreted as a reduction in the net income available for common shareholders over five years at $300,000 to $400,000 per year. In July of 2013, the Company repurchased the outstanding warrants for $20,000 in an auction held by the Treasury. The warrants were then immediately canceled by the Company.

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

25. PRIVATE PLACEMENTS

On May 6, 2011, the Company completed the private placement of 3,081,867 shares of common stock (the "2011 Private Placement") to accredited investors, including certain of the Company's officers and directors, for total cash proceeds of $6.4 million. The purchase price per share for investors was at a 10% discount to the weighted average closing sale price of the Company's common stock on Nasdaq for the 10-day period ending five business days prior to the closing of the 2011 Private Placement. Per Nasdaq Listing Rule 5635(c) pertains to shareholder approval of equity compensation plans, and under interpretive rulings issued by Nasdaq, a private placement of equity securities is treated as an equity compensation plan for purposes of this rule if any employees or directors of the issuer participate and the price per share is below the market value of the issuer's common stock. In order to comply with the Nasdaq Listing Rule, the directors and officers purchased shares of common stock in the 2011 Private Placement at a purchase price per share without the 10% discount. On June 23, 2011, the Company's shareholders approved the 2011 Private Placement which permitted the Company pursuant to Nasdaq Rule 5635(c) to issue the Company's directors and executive officers additional shares of common stock in the amount of 151,681 shares so that the directors and executive officers were able to invest on the same terms as other investors that participated in the 2011 Private Placement. The Company issued 3,233,548 shares of common stock in total as a result of the 2011 Private Placement. Proceeds received from the 2011 Private Placement are being kept at the holding company level for general corporate purposes.

On October 23, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and directors and executive officers of the Company (collectively, the “Investors”), pursuant to which the Investors purchased 45,000 shares of the Company's Series A Preferred Stock, at a price of $1,000 per share in a private placement (the “2012 Private Placement”). The Series A Preferred Stock converted into shares of the Company's common stock at a price of $2.80. The Company raised approximately $42.5 million in net proceeds from the sale of the Series A Preferred Stock.

As part of the 2012 Private Placement, contemporaneously with the execution of the Purchase Agreement, the Company entered into the Exchange Agreement with the Preferred Shareholders, pursuant to which the Preferred Shareholders agreed to exchange shares of the Series T Preferred Stock and Series T-ACB Preferred Stock for shares of the Company's common stock and shares of the Company's non-voting common stock. The total amount of Preferred Stock to be exchanged for common stock and non-voting common stock was $20.9 million. The non-voting common stock will convert into shares of the Company's common stock under certain conditions in accordance with the terms of the Articles of Amendment creating the class of the non-voting common stock.

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

27. SUBSEQUENT EVENT (unaudited)

On January 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VantageSouth Bancshares, Inc., a Delaware corporation (“VantageSouth”), and Piedmont Community Bank Holdings, Inc., a Delaware corporation and majority stockholder of VantageSouth (“Piedmont”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, VantageSouth and Piedmont will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provides that, immediately following the effective time of the mergers, VantageSouth Bank, a North Carolina banking corporation and wholly owned subsidiary of VantageSouth, will merge with and into the Bank, with Yadkin Bank continuing as the surviving bank in the bank merger. The Merger Agreement was approved by each of the boards of directors of the Company, VantageSouth, and Piedmont.

Subject to the terms and conditions of the Merger Agreement, at the closing of the mergers, each outstanding share of VantageSouth common stock will be converted into the right to receive 0.3125 shares of voting common stock of the Company, subject to the payment of cash in lieu of fractional shares. Each outstanding share of Piedmont common stock will be converted into the right to receive, for each share, (i) 6.28597 shares of the Company’s common stock; (ii) a pro rata portion of cash in an amount estimated to be $4.0 million based on Piedmont's deferred tax asset of $4.8 million; (iii) a pro rata portion of cash in an amount equal to the aggregate amount of any cash held by Piedmont at the closing, and (iv) a right to receive a pro rata share of the “Contingent Shares” (as defined in the Merger Agreement). Under the terms of the Merger Agreement, the Company will assume the Piedmont Phantom Equity Plan, and approximately 8.5% of the Company’s voting common stock that would otherwise have been issued to Piedmont stockholders will be placed in a trust to fund the Piedmont Phantom Equity Plan.

Pursuant to the Merger Agreement, at the effective time of the mergers, seven current members of the Company's Board of Directors and seven current members of the VantageSouth Board of Directors will be appointed to the Board of Directors of the surviving company and surviving bank for a period of 24 months following the mergers. The surviving company will also adopt certain amendments to the Company's bylaws related to board composition of the surviving company as previously described and which will require that for 36 months after the effective time of the mergers that Joseph H. Towell serve as Executive Chairman and that Scott M. Custer serve as Chief Executive Officer and President. The Merger Agreement also provides that the following executives will enter into employment agreements with the surviving company and surviving bank prior to the effective time of the mergers: Joseph H. Towell as the Executive Chairman; Scott M. Custer as the Chief Executive Officer and President; Terry S. Earley as the Chief Financial Officer; Wm. Mark DeMarcus as the Chief Operating Officer; Steven M. Jones as the Chief Banking Officer; and Edwin W. Shuford as the Chief Credit Officer.

The Articles of Incorporation of the Company will be the Articles of Incorporation of the surviving company. In connection with the mergers, and in addition to asking its shareholders to approve the Merger Agreement, the Company will be seeking shareholder approval of an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock from 33,333,333 to 75,000,000 shares.

The Merger Agreement contains customary representations and warranties from the Company, VantageSouth, and Piedmont, as applicable, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of each party's business during the interim period between the execution of the Merger Agreement and the closing; (2) each party’s obligations to facilitate its respective shareholders’ consideration of, and voting upon, the Merger Agreement and the mergers; (3) the recommendation by the board of directors of each party in favor of approval of the Merger Agreement and the mergers by its respective shareholders; and (4) the Company's and VantageSouth's non-solicitation obligations relating to alternative business combination transactions.

Completion of the mergers is subject to certain customary conditions, including, among others, (1) approval of the Merger Agreement by each of the parties' shareholders; (2) receipt of required regulatory approvals without the imposition of any condition that would have or be reasonably likely to have a material burdensome effect on the parties; (3) the absence of any law or order prohibiting the consummation of the mergers; (4) approval of the listing on the New York Stock Exchange of the Company’s common stock to be issued in the mergers; (5) the effectiveness of the registration statement on Form S-4 for the Company’s common stock to be issued in the mergers; (6) subject to certain exceptions, the accuracy of the representations and warranties of the other party; (7) performance in all material respects by each party of its obligations under the Merger Agreement; and (8) the receipt by each party from its counsel of a tax opinion that the mergers will be treated as a reorganization within Section 368(a) of the Internal Revenue Code. The Company will use its commercially reasonable efforts to list the Company’s common stock on the New York Stock Exchange prior to the closing of the mergers.

The Merger Agreement provides termination rights for the Company, VantageSouth and Piedmont, and further provides that upon termination of the Merger Agreement under certain circumstances, VantageSouth or the Company, as applicable, will be obligated to pay the other party a termination fee of $10 million.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the year ended 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the year that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

February 28, 2014

/s/Joseph H. Towell	/s/ Jan H. Hollar
Joseph H. Towell	Jan H. Hollar
President and Chief Executive Officer	Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation
Elkin, North Carolina

We have audited Yadkin Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Yadkin Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yadkin Financial Corporation as of December 31, 2013 and 2012 and related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

 Charlotte, North Carolina
February 28, 2014

Item 9B -–Other Information

None.
PART III

Item 10 — Directors and Executive Officers and Corporate Governance

Board of Directors

The Bylaws of the Company provide for no less than five or more than 25 directors to serve on the Board of Directors for a period of one-year terms to be elected each year at the Company's Annual Meeting of Shareholders (the "Annual Meeting"). The Board of Directors has currently established the number of directors at 10.

Set forth below is certain information about our current Board of Directors, including business experience for the past five years and qualifications and attributes considered by our Board of Directors which led to the director's nomination. “Year first elected” refers to the year in which each individual first took office as a director and does not necessarily indicate a continuous term. Each of the directors is also a director of the Bank.

Nolan G. Brown, 73, was first elected to our Board of Directors in 2004. Mr. Brown is the owner and President of the health care company Triad Group, Inc. and its affiliates, which are located in Yadkinville, North Carolina. Additionally, Mr. Brown is a Certified Public Accountant and former audit committee financial expert for Southern Community Financial Corporation, Winston-Salem, North Carolina (Nasdaq: SCMF). His leadership experience, knowledge of financial reporting requirements of public companies, and substantial experience with business administration and accounting enhance his ability to contribute as a director.

Harry M. Davis, 66, was first elected to our Board of Directors in 2004. Dr. Davis is a Professor of Finance, Appalachian State University, Boone, N.C. Dr. Davis has been a consultant to the banking industry on financial statements for over twenty years and is an instructor at the North Carolina School of Banking (where he also serves as dean), the South Carolina School of Banking and the Bank Directors College where he teaches banking financial principles. His knowledge of the financial principles that matter to community banks enhances his ability to contribute as a director.

Thomas J. Hall, 66, was appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 17, 2009 and was subsequently elected by our shareholders at the 2009 Annual Meeting. Mr. Hall has served as President of Hall Group, Inc., a real estate holding company located in Charlotte, North Carolina, since 2000. He has substantial experience with internal operations of large companies having served as an owner, President and Chief Financial Officer of an $800 million dollar company. His leadership experience, financial knowledge, and business experience enhance his ability to contribute as a director.

James A. Harrell, Jr., 67, was first elected to our Board of Directors in 1999. Dr. Harrell is a self-employed dentist in Elkin, North Carolina, former President of the North Carolina Dental Society, and current delegate of the American Dental Association. He has substantial experience with community banking having previously served as a local director of United Savings and Loan Corporation for 12 years, BB&T for one year, and 1st Financial Corporation for five years. In addition, Mr. Harrell has been a Surry County Commissioner for twenty years. His industry knowledge gained through his experience as a director of financial institutions and his community service enhances his ability to contribute as a director.

Larry S. Helms, 68, was appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 17, 2009 and was subsequently elected by our shareholders at the 2009 Annual Meeting. Mr. Helms is the owner of Larry S. Helms and Associates, an insurance company located in Monroe, North Carolina, and has served as its chief executive since 1999. Mr. Helms has also served as a mayor, a county commissioner, on the N. C. Board of Transportation, and as a past Chairman of a local Chamber of Commerce.  Mr. Helms' work experience and community service provide a valuable perspective to our Board of Directors.

Dan W. Hill, III, 69, was first elected to our Board of Directors in 2008. Mr. Hill is the founding member of Hill, Chesson and Woody, which is an association of independently owned insurance brokerage firms. Mr. Hill is also President of HCW University Medical Insurance Plans, Inc. located in Durham, North Carolina. He has substantial experience with both insurance and community banking, having previously served as a board member of Home Savings and Loan for eight years and of Cardinal State Bank for eight years, which enhances his ability to contribute as a director.

James L. Poindexter, 75, was first elected to our Board of Directors in 1968. Mr. Poindexter serves as the President of Surry Hardware & Building Supply Co., Inc. In addition, he is the owner of Wakefield Farm, Poindexter Enterprises, and Wakefield Woods, all located in Elkin, North Carolina. During his long tenure as a board member, Mr. Poindexter has developed knowledge of the Company's business, history, organization, and executive management which, together with his personal understanding of one of the key markets that we serve, has enhanced his ability as a director.

Alison J. Smith, 60, was appointed to the Board of Directors upon the completion of the merger between the Company and American Community Bancshares, Inc. on April 17, 2009 and was subsequently elected by our shareholders at the 2009 Annual Meeting. Ms. Smith has served as the President of Smith Capital Inc., a financial advisory and investment banking firm, in Charlotte, North Carolina, since 1995. She has substantial experience advising, evaluating and structuring bank acquisitions, valuing bank securities and writing bank strategic plans.

Harry C. Spell, 66, was first elected to our Board of Directors in 2002. Mr. Spell is the Vice President and Secretary of MoCaro Dyeing & Finishing, Inc., a textile company in Statesville, North Carolina. His business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of markets that we serve. He also has experience in the context of bank mergers and acquisitions from the serving with the Company through four bank acquisitions.

Joseph H. Towell, 62, was first elected to our Board of Directors in February 2011 at the same time he was appointed as Chief Executive Officer and President of the Company. He has served in various executive roles at the Company since May 2008. Mr. Towell served as Portfolio Manager and Team Leader for leveraged loan investing with Putnam Investments in Boston, MA from 2001 to 2008. Mr. Towell was employed with First Union National Bank in various roles from 1983 through 2001. He brings to the Board an understanding of the Company's business and organization, as well as substantial leadership ability, banking industry expertise, and management experience.

Executive Officers

The table below sets forth each of our current executive officer's name, age, position, and business experience for the past five years.

Principal Executive Officers	Age	Position	Business Experience for Past Five Years
Joseph H. Towell	62	President & Chief Executive Officer
President and Chief Executive Officer of Yadkin Financial Corporation since February 2011; prior to that Executive Vice President & Chief Operating Officer of Yadkin Financial Corporation since August 2010; prior to that Executive Vice President, Chief Credit Officer & Chief Administrative Officer, Yadkin Financial Corporation and Yadkin Bank since March 2009; prior to that Executive Vice President, Yadkin Bank since May 2008; prior to that Mr. Towell served as Portfolio Manager and Team Leader for leveraged loan investing with Putnam Investments in Boston, MA since 2001; prior to that he worked with First Union National Bank in various roles from 1983 through 2001.

Jan H. Hollar	58	Executive Vice President & Chief Financial Officer
Executive Vice President and Chief Financial Officer, Yadkin Financial Corporation since September 2009; October 2008 to present as President of Jan H. Hollar, CPA, PC an accounting services company; Senior Vice President and Chief Financial Officer of Blueharbor Bank in Mooresville, NC from November 2007 until October 2008; prior to that Executive Vice President and Chief Financial Officer of The Scottish Bank in Charlotte, NC; prior to that Executive Vice President and Director of Finance of First Charter in Charlotte, NC.

W. Mark DeMarcus	49	Executive Vice President & Chief Operating Officer
Executive Vice President and Chief Operating Officer of Yadkin Financial Corporation since August 2011; prior to that Executive Vice President and Chief Banking Officer since August 2010; prior to that Regional President of Yadkin Bank since April 2009; prior to that Executive Vice President and Chief Banking Officer of American Community Bank since March 2008; prior to that Senior Vice President and Retail/Small Business Executive for NC, SC, and VA at Wachovia Bank since June 2007; prior to that Senior Vice President and General Banking Group Recruiting Manager for Wachovia since 2005.

Family Relationships

There are no family relationships among any of the directors and principal executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) forms were filed in a timely manner.

Code of Ethics

The Company has adopted a Code of Ethics for all employees to resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all senior officers, including the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO"), and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Code of Ethics is available on the Company's corporate website located at www.yadkinbank.com.

The Company may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any of our executive officers on that website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be a part of, this report.

Audit Committee Financial Expert

As outlined in the Audit Committee Charter, which is available on the Company's website located at www.yadkinbank.com, the Audit Committee is responsible for insuring that the Board receives objective information regarding Company policies, procedures, and activities with respect to auditing, accounting, internal accounting controls, financial reporting, and such other Company activities as the Board may direct. The Audit Committee engages a qualified firm of certified public accountants to conduct such audit work as is necessary for this purpose. The Audit Committee held four meetings during 2013. The Board of Directors has determined that Nolan G. Brown, Alison J. Smith, and Dr. Harry Davis are Audit Committee financial experts, and has designated each of them as such. Each person's qualifications to serve as an Audit Committee financial expert are listed under "Board of Directors" above. All of the other members of the Audit Committee satisfy the audit committee independence requirements stated in the rules of The Nasdaq Stock Market.

Item 11 — Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Executive Compensation

The following table summarizes for the fiscal years ended December 31, 2013, 2012 and 2011, the current and long-term compensation for the CEO and the most highly compensated executive officers other than the CEO (sometimes collectively referred to herein as the "named executive officers") for the year ended December 31, 2013. Each component of compensation is discussed in further detail in the footnotes following the table.

Summary Compensation Table

The following table summarizes for the fiscal years ended December 31, 2013 and 2012, the current and long-term compensation for the CEO, the CFO and the most highly compensated executive officers other than the CEO and CFO. Each component of compensation is discussed in further detail in the footnotes following the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Joseph H. Towell	2013	425,000	300,000	—	—		—	78,473	803,473
President and Chief	2012	425,000	250,000	345,000	—	—	—	36,281	1,056,281
Executive Officer	2011	325,000	—	85,400	—	—	—	36,490	446,890

Jan H. Hollar	2013	240,000	80,000	—	—		—	27,686	347,686
Executive Vice President	2012	240,000	70,000	138,000	—	—	—	26,143	474,143
& Chief Financial Officer	2011	205,000	—	24,400	—	—	—	13,128	242,528

W. Mark DeMarcus	2013	300,000	90,000	—	—		—	52,003	442,003
Executive Vice President	2012	300,000	70,000	184,000	—	—	—	40,609	594,609
& Chief Operating Officer	2011	220,000	—	48,800	—	—	—	40,206	309,006

(1)
These amounts represent bonuses paid as a result of accomplishment of strategic plan goals related to credit, capital, and other performance metrics during 2013 as approved by the Compensation Committee of the Board of Directors.

(2)
Please refer to Footnote 12 in the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2012 for a discussion of the assumptions made in the valuation of the option awards.

(3)	Details on the amounts reported for “All Other Compensation” in 2013 are set forth in the following supplementary table:

Details on All Other Compensation Reported in the Summary Compensation Table for 2013

Named Executive Officer (1)	Auto Provision ($)	Country Club/ Membership and Dues ($)	Medical Insurances ($)	Employer 401(k) Match ($)	Total ($)
Joseph H. Towell	23,889	33,682	13,378	7,524	78,473
Jan H. Hollar	11,757	—	10,114	5,815	27,686
W. Mark DeMarcus	21,508	7,577	16,969	5,949	52,003
(1)     None of the above listed individuals received director's fees for 2013.

Outstanding Equity Awards at Fiscal Year-End

The Outstanding Equity Awards at Fiscal Year-End Table below reflects each named executive officer's equity award holdings at December 31, 2013 on an individual award basis.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joseph H. Towell	3,333	—	44.73	2/19/2018	53,889	918,269	—	—

Jan H. Hollar	1,332	334	11.52	12/8/2019	21,111	359,731	—	—

W. Mark DeMarcus	2,839	—	30.63	3/18/2018	28,889	492,269	—	—

(1)	These options vest at 20% each year, beginning on the first anniversary of the grant date.

(2)
Restricted shares not vested includes shares issued with performance and service conditions. Vesting of these shares is based on achieving certain earnings per share and credit performance standards and requires a minimum of two years of service with the Company. Performance based restricted shares not vested are as follows: Towell: 50,000; Hollar: 20,000; and DeMarcus: 26,666.

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

On each anniversary of the effective date of the Employment Agreement, the term of the Employment Agreement is automatically extended for an additional one year period beyond the then effective expiration date unless written notice from the Bank or the officer is received 90 days prior to the anniversary date advising the other that the Employment Agreement shall not be further extended. The officers have the option to terminate the Employment Agreement upon 60 days' written notice to the Bank. While each officer is employed by the Bank and for one year following termination of employment for Messrs. Towell, and DeMarcus, and for two years following termination of employment for Ms. Hollar, the Employment Agreement prohibits each officer from competing with the Bank.

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

Under the Employment Agreement, the officers receive an annual cash salary, with annual adjustments and discretionary bonuses, which were subject to the CPP constraints until September 28, 2012, as determined by the Board of Directors. Under the Employment Agreement, each officer is also entitled to all fringe benefits generally provided by the Bank to its employees and its executive officers.

Under the terms of the Employment Agreement, each officer has the right to terminate his employment if he determines, in his sole discretion, that within 24 months after a “change in control,” there has been a material diminution in (i) his base compensation, (ii) his authority, duties, or responsibilities, (iii) the authority, duties, or responsibilities of the person to whom he is required to report, (iv) the budget over which he retains authority or either a (v) material change in the geographic location at which he must perform the services or (vi) any other action or inaction that constitutes a material breach by the Company or Bank of the Employment Agreement. A “change of control” is defined to mean as defined by Treasury Regulation § 1.409A-3(i)(5) as to the Company or the Bank.

The Bank has the right, under the Employment Agreement, to reduce any such payments as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on the officer or the disallowance of a deduction to the Bank. See Post-Employment Benefits - Potential Payments Upon Termination following a Change in Control below for a further discussion of these payments.

As discussed above, the Company participated in the CPP established under TARP until September 18, 2012. As required by the terms of the CPP, our senior executive officers entered into agreements with the Company that amended the executive compensation programs that such officers participate in. These agreements ceased to be effective as of September 18, 2012.

Post-Employment Benefits

If a named executive officer exercises any vested stock options held by the officer on or before the final date of employment, they may realize gain on the difference between the exercise price and the fair market value of the stock options. See Outstanding Equity Awards at Fiscal Year-End above for a listing of each officer's stock option holdings. Using the fair market value of the Company's common stock as of December 31, 2013, there would have been a $7,352 gain due to an increase in the stock price. Pursuant to the terms of their employment agreements, in the event a named executive officer's employment is terminated by the Company for any reason other than for cause, or in the event of certain events following a change in control, the officers will continue to receive certain payments, as described below.

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

Upon the effective date of a reorganization, merger, or consolidation of the Company with one or more other corporations in which the Company is not the surviving corporation, or the transfer of all or substantially all of the assets or shares of the Company to another person or entity, or the acquisition of stock representing more than 25% of the voting power of the capital stock of the Company then outstanding by another corporation, bank, other entity or person, other than pursuant to a merger in which the Company is the surviving entity (any such transaction being hereinafter referred to as a “Change in Control Transaction”), the Nominating and Compensation Committee may, in its absolute discretion, declare all or any part of the options granted under the Company's 2008 Plan immediately exercisable in full, and they may thereafter be exercised at any time before the date of consummation of the Change in Control Transaction.

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

Directors Compensation

The following table sets forth certain information regarding the compensation paid by the Bank to our directors during the fiscal year ended December 31, 2013.

2013 Director Compensation
Name	Fees earned or Paid In Cash ($)	Non-qualified Deferred Compensation ($)	Total ($)

Nolan G. Brown	55,738	—	55,738
Harry M. Davis	39,262	—	39,262
Thomas J. Hall	46,700	—	46,700
James A. Harrell, Jr.	40,925	—	40,925
Larry S. Helms	46,350	—	46,350
Dan W. Hill, III	42,744	—	42,744
James L. Poindexter	46,375	—	46,375
Alison J. Smith	35,493	—	35,493
James N. Smoak (1)	43,025	—	43,025
Harry C. Spell	45,913	—	45,913
Joseph H. Towell	—	—	—

(1) As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013, Mr. James N. Smoak resigned from his position as a director of the Company and the Bank effective December 20, 2013. At the time of his resignation, Mr. Smoak also served on the Company’s Audit Committee. Mr. Smoak also served on the Bank’s ALCO Committee, Directors Loan Committee, and Capital Committee.

The annual retainer fee for service on the Board of Directors is $12,000 for each board member and $15,000 for the Chairman of the board. The board meeting attendance fee is $1,200. The amount for committee meetings is $350 per hour.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Nominating and Compensation Committee during fiscal 2013 were: Nolan G. Brown (Ex-Officio), Thomas J. Hall, James A. Harrell, Jr., Larry S. Helms, Dan W. Hill, III and James L. Poindexter. No member of this committee was at any time during 2013 or at any other time an officer or employee of the Company, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Nominating and Compensation Committee during 2013.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of December 31, 2013, unless otherwise specified, with respect to shares of our voting common stock beneficially owned by: (1) each person known to us to be the beneficial owner of more than 5% of our voting common stock; (2) each director, each director nominee and each executive officer named in the Summary Compensation Table and (3) all directors and executive officers as a group. This information has been provided by each of the directors and executive officers at our request or derived from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Beneficial ownership of securities means the possession, directly or indirectly, through any formal or informal arrangement, either individually or in a group, of voting power (which includes the power to vote, or to direct the voting of, such security) and/or investment power (which includes the power to dispose of, or to direct the disposition of, such security). Unless otherwise indicated, to the Corporation's knowledge the beneficial owner has sole voting and dispositive power over the shares.

Beneficial Owners of More Than 5% of our Voting Common Stock:

Name	Shares Beneficially Owned	Percent
Ithan Creek Master Investors (Cayman) L.P. (1)	975,413	7.1%
Wellington Management Company, LLP (2)	1,359,181	9.9%
BancFunds Co. LLC	713,066	5.2%
Manufacturers Life Insurance Company	705,056	5.1%

(1)
The above information is based on a Schedule 13G filed with the SEC on February 14, 2014. The shares include the shares held by Ithan Creek Master Investors (Cayman) L.P., as Wellington Management Company, LLP is its investment adviser.

(2)	The above information is based on a Schedule 13G filed with the SEC on January 14, 2014.

Beneficial Ownership of Directors, Director Nominees and Executive Officers:

Name	Shares Beneficially Owned (1)	Percent (2)
Nolan G. Brown (director)	90,041	*	%
Harry M. Davis (director)	17,141	*	%
W. Mark DeMarcus (Executive Vice President & Chief Banking Officer) (3)	44,747	*	%
Thomas J. Hall (director)	18,664	*	%
James A. Harrell, Jr. (director) (4)	27,929	*	%
Larry S. Helms (director)	9,626	*	%
Dan W. Hill, III (director)	54,470	*	%
Jan H. Hollar (Executive Vice President & CFO) (5)	47,984	*	%
James L. Poindexter (director)	47,273	*	%
Alison J. Smith (director)	37,899	*	%
Harry C. Spell (director)	126,255	*	%
Joseph H. Towell (President & CEO) (6)	119,631	*	%
All directors & executive officers as a group (12 persons)	641,660	4.7%

* Indicates less than 1% ownership

(1) For each individual listed above, the beneficial ownership includes the following options to acquire the indicated number of shares that are exercisable within 60 days of December 31, 2012: DeMarcus - 2,839; Hall - 1,419; Helms - 1,419; Hollar - 1,000; Smith - 1,419; Towell - 3,333; directors and principal officers as a group 11,429 shares. To the Company's knowledge, each person has sole voting and investment power over the securities shown as beneficially owned by such person, except for the following shares, which the individual indicates that he or she shares voting and/or investment power: Harrell - 9,491; Poindexter - 17,627; Spell - 18,996; directors and principal officers as a group - 46,114 shares.

(2) The ownership percentage of each individual is calculated based on the total of 13,728,989 shares issued and outstanding as of December 31, 2013, plus the number of shares that can be issued to that individual within 60 days of December 31, 2013, upon the exercise of stock options held by the individual. The ownership percentage of the group is based on the total shares outstanding plus the number of shares that can be issued to the entire group within 60 days of December 31, 2013, upon the exercise of all stock options held by the group.

(3) Includes 2,222 shares of unvested restricted stock awarded on February 17, 2011 to vest over a three-year period and 26,667 unvested shares of restricted stock awarded March 15, 2012.

(4) Stock held by our Amended and Restated Director Deferred Compensation Plan (the "DDCP") is beneficially owned by its plan administrator. For Mr. Harrell, the table includes the number of shares held for his account, being all the shares held in the DDCP, which equals 4,061 shares as of December 31, 2013.

(5) Includes 1,111 shares of unvested restricted stock awarded on February 17, 2011 to vest over a three-year period and 2,000 unvested shares of restricted stock awarded March 15, 2012.

(6) Includes 3,889 shares of unvested restricted stock awarded on February 17, 2011 to vest over a three-year period and 50,000 unvested shares of restricted stock awarded March 15, 2012.

The following table sets forth equity compensation plan information at December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available be for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	51,673	$37.98	315,998
Equity compensation plans not approved by shareholders	NA	NA	NA
Total	51,673	$37.98	315,998

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

Item 14 — Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company's independent certified public accountant for the year ended December 31, 2013 was Dixon Hughes Goodman LLP (“Dixon Hughes”).  The Audit Committee of the Board of Directors has also selected Dixon Hughes to serve as the independent certified public accountant for the year ending December 31, 2014.  Representatives of Dixon Hughes will be present at the annual meeting with the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

Audit fees. Audit fees include fees billed to the Company by Dixon Hughes in connection with the annual audit of the Company's financial statements, review of the Company's interim financial statements, attest services provided pursuant to Section 404 of the Sarbanes-Oxley Act, FIDICIA attest services, and services provided in connection with the Company's filing of various registration statements.  The aggregate fees billed and expected to be billed to the Company by Dixon Hughes for audit services rendered to the Company for the fiscal years ended December 31, 2013 and 2012 were $405,230 and $488,214 respectively.

Audit-Related fees. Audit-related services include audits of the Company's employee benefit plans, other attest services and accounting consultations.  The aggregate fees billed to the Company by Dixon Hughes for audit-related services during the fiscal years ended December 31, 2013 and 2012 were $17,000 and $18,000, respectively.

Tax fees. Tax fees include corporate tax compliance, as well as counsel and advisory services.  The aggregate fees billed to the Company by Dixon Hughes for tax related services during the fiscal years ended December 31, 2013 and 2012 were $29,895 and $59,935, respectively.

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

Exhibit No.    Description

Exhibit 2.1
Agreement and Plan of Merger, by and among Yadkin Financial Corporation, VantageSouth Bancshares, Inc., and Piedmont Community Bank Holdings, Inc., dated January 27, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 29, 2014)

Exhibit 3.1    Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the
Current Report on Form 8K dated July 1, 2006)

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

Exhibit 3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2012)

Exhibit 3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 23, 2013)

Exhibit 3.8	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on May 23, 2013)

Exhibit 4.1	Form of certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10Q for the quarter ended June 30, 2013)

Exhibit 4.2	Form of Series T Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed January 20, 2009)

Exhibit 4.3	Form of Series T-ACB Preferred Stock Certificate issued to The United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Form 8-K filed July 27, 2009)

Exhibit 4.4	Form of Certificate for the Non-Voting Common Stock (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit 4.5	Warrant to Purchase up to 13,312 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2009)

Exhibit 10.1	Yadkin Valley Financial Corporation 1998 Employees Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006*

Exhibit 10.2	Yadkin Valley Financial Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.3	Yadkin Valley Financial Corporation 1998 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.4	Yadkin Valley Financial Corporation 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed August 8, 2006)*

Exhibit 10.5	Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 24, 2010)*

Exhibit 10.6	Amendment to Amended and Restated Employment Agreement with Joseph H. Towell (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 24, 2010)*

Exhibit 10.7	Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2010)*

Exhibit 10.8	Amendment to Employment Agreement with Jan H. Hollar (incorporated by reference to Exhibit 10.1 filed November 24, 2010)*

Exhibit 10.9	Employment Agreement with William M. DeMarcus (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 24, 2010)*

Exhibit 10.10	2007 Group Term Carve Out Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit 10.11	2008 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 4 to the Form S-8 filed on September 5, 2008)*

Exhibit 10.12	Employment Agreement with J. Ricky Patterson, dated January 4, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 9, 2012)*

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

Exhibit 101
The following financial statements from the Annual Report on Form 10-K of Yadkin Financial Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements**

* Management contract or compensatory plan or arrangement

Copies of exhibits are available upon written request to Corporate Secretary, Yadkin Financial Corporation, P.O. Drawer 888, Elkin, North Carolina 28621.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN FINANCIAL CORPORATION

By:	/s/Joseph H. Towell	Date: February 28, 2014
Joseph H. Towell
President and Chief Executive Officer

By:	/s/ Jan H. Hollar	Date: February 28, 2014
Jan H. Hollar
Executive Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joseph H. Towell	Date: February 28, 2014
Joseph H. Towell
President and Chief Executive Officer
Director

/s/ Nolan G. Brown	Date: February 28, 2014
Nolan G. Brown
Director

/s/ Harry M. Davis	Date: February 28, 2014
Harry M. Davis
Director

/s/ Thomas J. Hall	Date: February 28, 2014
Thomas J. Hall
Director

/s/ James A. Harrell, Jr.	Date: February 28, 2014
James A. Harrell, Jr.
Director

/s/ Larry S. Helms	Date: February 28, 2014
Larry S. Helms
Director

/s/ Dan W. Hill, III	Date: February 28, 2014
Dan W. Hill, III
Director

/s/ Jan H. Hollar	Date: February 28, 2014
Jan H. Hollar
Executive Vice President and Chief Financial Officer
"Principal Accounting Officer"

/s/ Alison J. Smith	Date: February 28, 2014
Alison J. Smith
Director

/s/ Harry C. Spell	Date: February 28, 2014
Harry C. Spell
Director