Form 10-Q
period 2014-03-31
YADKIN FINANCIAL Corp
filed 2014-05-12
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014

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
Yes ☒ No ☐

Shares of Voting Common Stock outstanding as of May 12, 2014, par value $1.00 per share, were 13,725,676 and shares of Non-Voting Common Stock outstanding as of May 12, 2014, par value $1.00 per share, were 654,997.

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the period ended March 31, 2014 and the three months ended March 31, 2014 and 2013

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013*
	(Amounts in thousands, except share data)
ASSETS:
Cash and due from banks	$32,254	$32,226
Federal funds sold	15	10
Interest-bearing deposits	29,249	8,759
Securities available-for-sale at fair value (amortized cost $265,842 in 2014 and $288,914 in 2013)	267,093	288,922
Gross loans	1,382,698	1,358,746
Less: allowance for loan losses	16,522	18,063
Net loans	1,366,176	1,340,683
Loans held-for-sale	6,962	18,913
Accrued interest receivable	5,915	6,219
Premises and equipment, net	40,396	40,698
Other real estate owned	2,828	3,267
Federal Home Loan Bank stock, at cost	2,789	3,473
Investment in bank-owned life insurance	27,169	27,032
Core deposit intangible (net of accumulated amortization of $10,702 in 2014 and $10,546 in 2013)	1,818	1,974
Deferred tax assets	20,305	23,425
Other assets	10,518	10,426
Total Assets	$1,813,487	$1,806,027
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand deposits	$287,585	$267,596
Interest-bearing deposits:
NOW, savings and money market accounts	704,581	693,558
Time certificates:
$100 or more	218,273	227,919
Other	315,035	329,350
Total Deposits	1,525,474	1,518,423

Short-term borrowings	49,083	43,260
Long-term borrowings	40,956	45,954
Capital lease obligations	2,270	2,281
Accrued interest payable	768	852
Other liabilities	6,160	10,787
Total Liabilities	$1,624,711	$1,621,557

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 issued and outstanding in 2014 and 2013	28,405	28,405
Common stock, $1 par value, 33,333,333 shares authorized at March 31, 2014 and December 31, 2013; 14,380,673 issued and outstanding in 2014 and 14,383,986 issued and outstanding in 2013	14,381	14,384
Warrants	1,850	1,850
Surplus	187,317	187,118
Accumulated deficit	(43,943)	(47,292)
Accumulated other comprehensive income	766	5
Total Shareholders' Equity	188,776	184,470
Total Liabilities and Shareholders' Equity	$1,813,487	$1,806,027
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$16,937	$16,679
Interest on federal funds sold	1	6
Interest and dividends on securities:
Taxable	976	888
Non-taxable	743	660
Interest-bearing deposits	9	42
TOTAL INTEREST INCOME	18,666	18,275
INTEREST EXPENSE:
Time deposits of $100 or more	845	1,352
Other time and savings deposits	824	1,432
Borrowed funds	394	439
TOTAL INTEREST EXPENSE	2,063	3,223
NET INTEREST INCOME	16,603	15,052
PROVISION FOR LOAN LOSSES	(460)	237
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,063	14,815
NON-INTEREST INCOME:
Service charges on deposit accounts	1,224	1,269
Other service fees	1,025	927
Net gain on sale of securities	1,128	4
Income on investment in bank-owned life insurance	137	153
Mortgage banking activities	1,017	1,989
Provision for (recovery of) sold mortgage loans	5	1,299
Other than temporary impairment of cost method investments	—	(39)
Other income	161	55
TOTAL NON-INTEREST INCOME	4,697	5,657
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,917	7,389
Occupancy and equipment expense	1,746	1,815
Advertising and marketing	205	256
Data processing	275	395
Amortization of core deposit intangible	156	178
Communications	380	332
FDIC assessment	151	592
Loan collection fees	97	217
Other professional fees	344	476
Net cost of operation of other real estate owned	310	(822)
Merger related expenses	1,352	—
Other	2,260	2,387
TOTAL NON-INTEREST EXPENSES	15,193	13,215
INCOME BEFORE INCOME TAXES	6,567	7,257
INCOME TAX EXPENSE	2,659	2,608
NET INCOME	3,908	4,649
Preferred stock dividend and accretion of preferred stock discount	559	445
NET INCOME TO COMMON SHAREHOLDERS	$3,349	$4,204
NET INCOME PER COMMON SHARE (1):
Basic	$0.24	$0.30
Diluted	$0.23	$0.30
CASH DIVIDENDS PER COMMON SHARE	—	—
(1) Net income per share has been adjusted to reflect a 1-for-3 reverse stock split in 2013.
See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (UNAUDITED)
Three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
NET INCOME	$3,908	$4,649
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	2,370	(539)
Tax effect	(915)	170
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	1,455	(369)
Reclassification adjustment for realized gains	(1,128)	(4)
Tax effect	434	2
Reclassification adjustment for realized gains, net of tax amount	(694)	(2)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	761	(371)
COMPREHENSIVE INCOME	$4,669	$4,278

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2014 and 2013

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares (1)	Amount	Stock	Warrants	Surplus	Deficit	Income (Loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2012	43,151,652	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794
Net income	—	—	—	—	—	4,649	—	4,649
Discount accretion on preferred stock	—	—	96	—	—	(96)	—	—
Share based compensation:
stock options	—	—	—	—	9	—	—	9
restricted stock	—	—	—	—	119	—	—	119
Preferred stock dividends	—	—	—	—	—	(349)	—	(349)
Other comprehensive income	—	—	—	—	—	—	(371)	(371)
BALANCE, MARCH 31, 2013	43,151,652	$43,152	$28,038	$3,581	$156,304	$(60,037)	$3,813	$174,851

BALANCE, DECEMBER 31, 2013	14,383,986	$14,384	$28,405	$1,850	$187,118	$(47,292)	$5	$184,470
Net income	—	—	—	—	—	3,908	—	3,908
Stock options exercised	555	1	—	—	4	—	—	5
Restricted stock surrendered (in lieu of taxes)	(3,868)	(4)	—	—	80	—	—	76
Share based compensation:
stock options	—	—	—	—	4	—	—	4
restricted stock	—	—	—	—	111	—	—	111
Preferred stock dividends	—	—	—	—	—	(559)	—	(559)
Other comprehensive loss	—	—	—	—	—	—	761	761
BALANCE, MARCH 31, 2014	14,380,673	$14,381	$28,405	$1,850	$187,317	$(43,943)	$766	$188,776

(1) Shares outstanding at March 31, 2014 include 13,725,676 shares of voting common stock and 654,997 shares of non-voting common stock.

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,908	$4,649
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	990	1,975
Provision for (recovery of) loan losses	(460)	237
Net gain on sale of mortgage loans	(644)	(1,838)
Reversal of provision for mortgage loans sold	(5)	(1,299)
Other than temporary impairment of investments	—	39
Increase in cash surrender value of life insurance	(137)	(153)
Depreciation and amortization	670	664
Net (gains) losses on sale and write downs of other real estate owned	107	(948)
Gain on sale of securities	(1,128)	(4)
Amortization of core deposit intangible	156	178
Deferred tax provision	2,660	2,809
Stock based compensation expense	115	128
Originations of mortgage loans held-for-sale	(32,825)	(66,371)
Proceeds from sales of mortgage loans	45,420	77,428
Decrease in capital lease obligations	(11)	(11)
(Increase) decrease in accrued interest receivable	304	(127)
Increase in other assets	(114)	(796)
Decrease in accrued interest payable	(84)	(390)
Decrease in other liabilities	(4,545)	(3,224)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,377	12,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(4,970)	(75,664)
Proceeds from sales of available-for-sale securities	20,421	1,157
Proceeds from maturities of available-for-sale securities	7,758	34,205
Net (increase) decrease in loans	(25,229)	2,088
Proceeds from Federal Home Loan Bank stock	684	680
Purchases of premises and equipment	(367)	(1,283)
Proceeds from the sale of premises and equipment	—	15
Proceeds from the sale of other real estate owned	528	6,495
NET CASH USED IN INVESTING ACTIVITIES	(1,175)	(32,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	31,012	15,541
Net decrease in time certificates	(23,962)	(85,544)
Net increase (decrease) in borrowed funds	825	(5,976)
Preferred dividends paid	(559)	(349)
Proceeds from the exercise of stock options	5	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,321	(76,328)
See notes to condensed consolidated financial statements

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	(Amounts in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$20,523	$(95,689)

CASH AND CASH EQUIVALENTS:
Beginning of year	40,995	138,396
End of year	$61,518	$42,707

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$2,156	$6,101
Cash paid for income taxes	$—	$—

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$195	$2,258
Transfer from other assets to investment securities available-for-sale	$1,780	$—
Restricted stock surrendered in lieu of taxes	$76	$—
Unrealized gain (loss) on investment securities available-for-sale, net of tax effect	$761	$(371)

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company") and its subsidiary, Yadkin Bank (the "Bank"). The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2012 Annual Report on Form 10-K (the "2012 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. Operating results, for the three months ended March 31, 2014, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2014 and December 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2013 Form 10-K.

Reclassifications - Certain expenses reported in prior periods have been reclassified to conform to the 2014 presentation. Reclassifications include certain loan collection and occupancy expenses that were previously recorded in other expenses that have now been reclassified to loan collection fees and occupancy expense.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

3. Stock-based Compensation

During the three months ended March 31, 2014, 555 options were vested and 555 options were exercised. There were no options granted for the three months ended March 31, 2014. Total options outstanding at March 31, 2014 were 51,118, of which 2,757 options were unvested. During the three months ended March 31, 2013, 1,266 options were vested. There were no options exercised for the three months ended March 31, 2013. During the quarter ended March 31, 2013, 1,666 options were granted. The weighted average fair value of the options granted was $7.56 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.00%; expected volatility of 101.70%: risk-free interest rate of 1.00%; and expected life of seven years.

As of March 31, 2014, there are 211,159 restricted shares outstanding, of which 47,376 shares of restricted stock are vested and 163,783 shares are nonvested. As of December 31, 2013, there were 211,159 restricted shares outstanding, of which 34,316 shares of restricted stock were vested and 176,843 shares were nonvested. There were no shares of restricted stock issued during the three months ended March 31, 2014 or 2013.

The compensation expense related to options and restricted shares was $114,530 for the three month period ended March 31, 2014 and $128,490 for the three month period ended March 31, 2013. As of March 31, 2014 and December 31, 2013, there was $430,336 and $544,896, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 1.1 years.

Effective May 28, 2013, the Company executed a one-for-three reverse stock split. All outstanding options and restricted shares and earnings per share calculations have been adjusted for the effect of this reverse stock split.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

4. Investment Securities

Investment securities at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$1,464	$—	$5	$1,459
After 1 but within 5 years	15,036	—	171	14,865
	16,500	—	176	16,324
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	566	37	—	603
After 5 but within 10 years	20,445	328	41	20,732
After 10 years	82,367	640	1,157	81,850
	103,378	1,005	1,198	103,185
Collateralized mortgage obligations due:
After 1 but within 5 years	2,860	—	6	2,854
After 5 but within 10 years	4,917	143	—	5,060
After 10 years	40,194	647	15	40,826
	47,971	790	21	48,740
Private label collateralized mortgage obligations due:
After 5 but within 10 years	132	10	—	142
After 10 years	13,561	14	123	13,452
	13,693	24	123	13,594
State and municipal securities due:
Within 1 year	910	4	—	914
After 1 but within 5 years	8,966	352	4	9,314
After 5 but within 10 years	36,501	850	549	36,802
After 10 years	36,054	229	1,135	35,148
	82,431	1,435	1,688	82,178
Common and preferred stocks:	1,869	1,203	—	3,072
Total available-for-sale securities	$265,842	$4,457	$3,206	$267,093

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$1,560	$—	$8	$1,552
After 1 but within 5 years	15,039	—	199	14,840
	16,599	—	207	16,392
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	632	42	—	674
After 5 but within 10 years	17,829	284	—	18,113
After 10 years	85,277	624	1,247	84,654
	103,738	950	1,247	103,441
Collateralized mortgage obligations due:
After 1 but within 5 years	3,139	—	7	3,132
After 5 but within 10 years	5,093	140	—	5,233
After 10 years	43,813	660	95	44,378
	52,045	800	102	52,743
Private label collateralized mortgage obligations due:
After 5 but within 10 years	143	—	1	142
After 10 years	14,530	13	194	14,349
	14,673	13	195	14,491
State and municipal securities due:
Within 1 year	910	10	—	920
After 1 but within 5 years	7,069	311	—	7,380
After 5 but within 10 years	44,590	1,064	827	44,827
After 10 years	47,422	282	2,127	45,577
	99,991	1,667	2,954	98,704
Common and preferred stocks:	1,868	1,283	—	3,151
Total available-for-sale securities	$288,914	$4,713	$4,705	$288,922

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At March 31, 2014, $103.2 million of the Bank's mortgage-backed securities were pass-through securities and $62.3 million were collateralized mortgage obligations. At December 31, 2013, $103.4 million of the Bank's mortgage-backed securities were pass-through securities and $67.2 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three months ended March 31, 2014 were $1.1 million. There were no gross losses on the sale for the three months ended March 31, 2014. There were $4,000 in gross gains for the three months ended March 31, 2013. There were no gross losses on the sale of available-for-sale securities for the three months ended March 31, 2013.

Investment securities with carrying values of approximately $103.2 million and $107.4 million at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. Securities that have been in a loss position for twelve months or more at March 31, 2014 include one U.S. government agency, two mortgage-backed securities, one private label collateralized mortgage obligation, and 13 state and municipal securities. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations,

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. Securities that have been in a loss position for twelve months or more at December 31, 2013 include one U.S. government agency, one collateralized mortgage obligation, one private label collateralized mortgage obligation and nine state and municipal securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to market concerns. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three months ended March 31, 2014, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
March 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$14,865	$171	$1,459	$5	$16,324	$176
Government sponsored agencies:
Residential mortgage-backed securities	36,232	789	7,964	409	44,196	1,198
Collateralized mortgage obligations	7,054	21	—	—	7,054	21
Private label collateralized mortgage obligations	5,851	21	3,521	102	9,372	123
State and municipal securities	21,613	737	19,526	951	41,139	1,688
Common and preferred stocks	—	—	—	—	—	—
Total temporarily impaired securities	$85,615	$1,739	$32,470	$1,467	$118,085	$3,206

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$14,840	$199	$1,552	$8	$16,392	$207
Government sponsored agencies:
Residential mortgage-backed securities	49,954	1,247	—	—	49,954	1,247
Collateralized mortgage obligation	11,372	64	2,121	38	13,493	102
Private label collateralized mortgage obligations	9,941	194	142	1	10,083	195
State and municipal securities	31,218	1,950	14,280	1,004	45,498	2,954
Common and preferred stocks, and other	—	—	—	—	—	—
Total temporarily impaired securities	$117,325	$3,654	$18,095	$1,051	$135,420	$4,705

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $4,591,749 at March 31, 2014 and $5,283,254 at December 31, 2013. Cost method investments at March 31, 2014 include $2,788,800 in Federal Home Loan Bank ("FHLB") stock and $1,802,949 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at March 31, 2014 and December 31, 2013. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. During the three months ended March 31, 2013, the Company's investment in a financial services company was considered to be other than temporarily impaired and approximately $39,185 was charged-off. There were no other than temporary impairments recorded for the three months ended March 31, 2014.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At March 31, 2014, the Company had commitments outstanding of $321.5 million for additional loan amounts. Commitments of the Bank's mortgage lending department are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $6.7 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At March 31, 2014, the Bank had $26.0 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $32.8 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three months ended March 31, 2014 excludes 163,783 shares of unvested restricted stock. Weighted average shares outstanding for the three months ended March 31, 2013 excludes 175,873 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic EPS denominator:
Weighted average number of common shares outstanding	14,211,456	14,198,382
Dilutive potential common shares	57,997	6,126
Diluted EPS denominator	14,269,453	14,204,508

For the quarters ended March 31, 2014 and 2013, net income for determining net income per common share was reported as net income less the dividend on preferred stock. During the quarter ended March 31, 2014, there were 47,175 stock options that were not considered dilutive because the exercise prices exceeded the average market price per share. The non-dilutive options had exercise prices ranging from $20.37 to $57.21 per share for the three months ended March 31, 2014. During the quarter ended March 31, 2014, 106,966 shares of restricted stock were not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met. During the three months ended March 31, 2013, there were 84,889 warrants and stock options that were not considered dilutive, and 187,196 shares of restricted stock that were not considered dilutive.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

During the second quarter of 2013, the Company executed a one-for-three reverse stock split and filed amendments to the Company's and the Bank's Articles of Incorporation changing their names to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of the reverse stock split.

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $1.8 million at March 31, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $118,960. The Company had a gain of $13,478 on the interest rate swap asset and a loss of $13,478 on the interest rate swap liability for the quarter ended March 31, 2014. The Company had a gain of $16,395 on the interest rate swap asset and a loss of $16,395 on the interest rate swap liability for the quarter ended March 31, 2013. The interest rate swaps had a notional amount of $1.8 million outstanding as of December 31, 2013 and were included in other assets and other liabilities at their fair market value of $132,438. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At March 31, 2014, the Bank had $26.0 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $32.8 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other assets was $38,878 at March 31, 2014. The fair value of the interest rate lock commitments recorded in other assets was $178,052 at March 31, 2014. Recognition of losses related to the change in fair value of forward sales commitments

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

were $(108,354) for the three months ended March 31, 2014 and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments were $201,274 for the three months ended March 31, 2014 and are included in mortgage banking activities income. Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $(65,931) and $55,586 for the three months ended March 31, 2013, respectively, and are included in other income. At December 31, 2013, the Bank had $13.4 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $31.9 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other assets was $147,232 and the fair value of the interest rate lock commitments recorded in other liabilities was $23,222 at December 31, 2013.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at March 31, 2014 and December 31, 2013 by class:

	March 31,	December 31,
	2014	2013
	(in thousands)
Construction and land development	$124,946	$131,035
Commercial real estate:
Owner occupied	389,887	382,766
Non-owner occupied	202,972	196,926
Residential mortgages:
Secured 1-4 family	180,106	174,072
Multifamily	62,332	41,713
Home equity lines of credit	192,801	194,145
Commercial	183,825	185,443
Consumer and other	44,687	51,667
Total	1,381,556	1,357,767
Less: Net deferred loan origination fees	1,142	979
Allowance for loan losses	(16,522)	(18,063)
Loans, net	$1,366,176	$1,340,683

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, residential mortgages, and home equity lines of credit.
Commercial real estate loans totaled $592.9 million and $579.7 million at March 31, 2014 and December 31, 2013, respectively. This lending involves loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $124.9 million and $131.0 million at March 31, 2014 and December 31, 2013, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes; however, the Bank also engages in selected speculative housing lending to existing builder clients utilizing lots that the Bank has a collateral interest in. The Bank also makes commercial real estate construction loans, primarily

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.
Residential one-to-four family loans amounted to $180.1 million and $174.1 million at March 31, 2014 and December 31, 2013, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
Home equity lines of credit totaled $192.8 million and $194.1 million at March 31, 2014 and December 31, 2013, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties with interest only payment options during a draw period. At the end of the draw period, the line of credit generally converts to an amortizing payment with repayment terms of up to 30 years.
Commercial Loans. At March 31, 2014 and December 31, 2013, the Bank's commercial loan portfolio totaled $183.8 million and $185.4 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans. Consumer loans totaled $44.7 million and $51.7 million at March 31, 2014 and December 31, 2013, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

Credit Review and Evaluation. The Bank has a credit review department that reports to the Chief Credit Officer. The focus of the department is on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review. A newly expanded Enterprise Risk Management role also performs ongoing credit review and evaluation to help manage and assess overall credit risk for the Bank.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

The following is a summary of credit quality indicators by class at March 31, 2014 and December 31, 2013:

Real Estate Credit Exposure as of March 31, 2014
		Commercial Real Estate
	Construction	Owner Occupied	Non-owner Occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$—	$—	$89	$—	$149
Good Quality	348	—	1,576	854	954	6,460
Satisfactory	21,660	119,648	50,588	102,924	7,368	117,385
Merits Attention	86,973	238,119	140,036	65,039	53,152	61,649
Special Mention	13,244	20,166	7,335	5,715	286	4,948
Substandard	540	3,781	1,784	2,714	565	1,306
Substandard impaired	2,181	8,173	1,653	2,771	7	904
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$124,946	$389,887	$202,972	$180,106	$62,332	$192,801

Other Credit Exposures as of March 31, 2014
	Commercial	Consumer and Other	Total Loans
	(in thousands)
High Quality	$2,718	$1,975	$4,931
Good Quality	4,956	1,181	16,329
Satisfactory	58,671	21,777	500,021
Merits Attention	101,754	18,735	765,457
Special Mention	6,897	691	59,282
Substandard	7,584	30	18,304
Substandard impaired	1,245	298	17,232
Doubtful	—	—	—
Loss	—	—	—
	$183,825	$44,687	$1,381,556

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of March 31, 2014 and December 31, 2013.

Nonperforming loans as of March 31, 2014 totaled $15.1 million, or 1.09% of total loans, compared with $15.4 million, or 1.12% of total loans, as of December 31, 2013. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has decreased from 195 at December 31, 2013 to 187 at March 31, 2014.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The following is a breakdown of nonaccrual loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$2,181	$2,331
Commercial real estate:
Owner occupied	6,172	4,417
Non-owner occupied	1,619	1,806
Mortgages:
Secured 1-4 family first lien	2,682	2,734
Multifamily	6	256
Home equity lines of credit	904	1,285
Commercial	1,245	2,306
Consumer and other	272	258
Total	$15,081	$15,393

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
March 31, 2014	(in thousands)
Construction	$260	$735	$790	$1,785	$123,161	$124,946
Commercial real estate:
Owner occupied	3,715	3,166	571	7,452	382,435	389,887
Non-owner occupied	783	836	518	2,137	200,835	202,972
Commercial	1,221	379	612	2,212	181,613	183,825
Mortgages:
Secured 1-4 family- first lien	3,247	1,470	994	5,711	174,395	180,106
Multifamily	—	—	—	—	62,332	62,332
Home equity lines of credit	344	153	—	497	192,304	192,801
Consumer and other	203	7	40	250	44,437	44,687
Total	$9,773	$6,746	$3,525	$20,044	$1,361,512	$1,381,556

December 31, 2013
Construction	$855	$207	$541	$1,603	$129,432	$131,035
Commercial real estate:
Owner occupied	1,973	—	58	2,031	380,735	382,766
Non-owner occupied	1,172	129	432	1,733	195,193	196,926
Commercial	2,029	742	142	2,913	182,530	185,443
Mortgages:
Secured 1-4 family- first lien	2,738	1,190	1,186	5,114	168,958	174,072
Multifamily	—	249	—	249	41,464	41,713
Home equity lines of credit	909	341	75	1,325	192,820	194,145
Consumer and other	322	62	52	436	51,231	51,667
Total	$9,998	$2,920	$2,486	$15,404	$1,342,363	$1,357,767

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

Impaired loans under $250,000 are collectively reviewed for impairment based on homogeneous pools established for each class of impaired loans with similar risk characteristics in accordance with ASC 310-10-35-21 and are not included with non-impaired loans. Separate loss given probability of default rates are calculated for each impaired pool representing the risk associated with impaired loans less than $250,000 for that pool of loans. Total impaired loans under $250,000 collectively evaluated were $6.9

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

million and $6.2 million, as of March 31, 2014 and December 31, 2013, respectively. Reserves on impaired loans collectively evaluated were $2.3 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			Quarter to Date March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$3,041	$3,447	$—	$3,806	$27
Commercial real estate:
Owner occupied	8,437	9,047	—	7,184	70
Non-owner occupied	1,186	1,294	—	2,031	4
Commercial	775	775	—	1,691	12
Mortgages:
Secured 1-4 family real estate	617	727	—	665	7
Multifamily	—	—	—	65	—
Home equity lines of credit	—	—	—	116	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$—	$—	$—	$50	$—
Commercial real estate:
Owner occupied	4,996	4,996	127	5,038	61
Non-owner occupied	644	644	41	644	8
Commercial	366	366	366	352	—
Mortgages:
Secured 1-4 family real estate	326	341	156	329	—
Multifamily	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total impaired loans
Construction	$3,041	$3,447	$—	$3,856	$27
Commercial real estate:
Owner occupied	13,433	14,043	127	12,222	131
Non-owner occupied	1,830	1,938	41	2,675	12
Commercial	1,141	1,141	366	2,043	12
Mortgages:
Secured 1-4 family real estate	943	1,068	156	994	7
Multifamily	—	—	—	65	—
Home equity lines of credit	—	—	—	116	—
Consumer and other	—	—	—	—	—
Total impaired loans individually reviewed for impairment	$20,388	$21,637	$690	$21,971	$189

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

	December 31, 2013			Quarter to Date March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$2,816	$2,997	$—	$5,976	$24
Commercial real estate:
Owner occupied	5,445	5,981	—	3,300	25
Non-owner occupied	4,469	4,537	—	5,573	60
Commercial	4,095	4,502	—	4,440	40
Mortgages:
Secured 1-4 family real estate	661	731	—	730	7
Multifamily	—	—	—	260	—
Home equity lines of credit	425	477	—	473	—
Consumer and other	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$200	$215	$40	$2,634	$21
Commercial real estate:
Owner occupied	5,131	5,172	201	7,705	58
Non-owner occupied	645	645	50	497	2
Commercial	308	313	105	1,193	—
Mortgages:
Secured 1-4 family real estate	331	341	161	448	3
Multifamily	—	—	—	—	—
Home equity lines of credit	—	—	—	745	2
Consumer and other	—	—	—	—	—
Total impaired loans
Construction	$3,016	$3,212	$40	$8,610	$45
Commercial real estate:
Owner occupied	10,576	11,153	201	11,005	83
Non-owner occupied	5,114	5,182	50	6,070	62
Commercial	4,403	4,815	105	5,633	40
Mortgages:
Secured 1-4 family real estate	992	1,072	161	1,178	10
Multifamily	—	—	—	260	—
Home equity lines of credit	425	477	—	1,218	2
Consumer and other	—	—	—	—	—
Total impaired loan individually reviewed for impairment	$24,526	$25,911	$557	$33,974	$242

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Impaired loans acquired in business combinations without a related allowance for loan losses includes loans for which no additional reserves have been recorded in excess of credit discounts for purchased impaired loans. Impaired loans acquired with subsequent deterioration and related allowance for loan losses are loans in which additional impairment has been identified in excess of credit discounts resulting in additional reserves. These additional reserves are included in the allowance for loan losses related to purchased impaired loans and were $2,580 and $3,567 as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, the outstanding balance of purchased impaired loans from American Community Bancshares, Inc. ("American Community"), which includes principal, interest and fees due, was $89,856. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans.

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of March 31, 2014 was $15.6 million with related reserves of $457,768. Approximately $12.2 million of troubled debt restructured loans are current and accruing interest as of March 31, 2014, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2013 were $21.5 million with related reserves of $1.2 million. Approximately $15.3 million of troubled debt restructured loans were accruing interest as of December 31, 2013, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the three months ended March 31, 2014 and 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended March 31, 2014
	Number of Loans	Recorded Investment
		(in thousands)
Principal payment reduction
Commercial real estate:
Non-owner occupied	1	$489
Total	1	$489

	Three Months Ended March 31, 2013
	Number of loans	Recorded investment
Extended payment terms		(In thousands)
Commercial real estate:
Owner occupied	1	$224
Non-owner occupied	1	166
Total extended payment terms	2	$390

Total	2	$390

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three months ended March 31, 2013. There were no loans modified as troubled debt restructurings during the previous twelve months for which there was a payment default during the three months ended March 31, 2014.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

	Three Months Ended March 31, 2013
	Number of loans	Recorded investment
Extended payment terms		(In thousands)
Construction	1	$500
Commercial real estate:
Owner occupied	1	93
Non-owner occupied	2	211
Total extended payment terms	4	$804

Total	4	$804

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for (recovery of) loan losses was $(460,000) for the quarter ended March 31, 2014 as compared to $237,000 for the quarter ended March 31, 2013. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The real estate characteristics component includes trends in real estate concentrations, exceptions to Federal Deposit Insurance Company ("FDIC") guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at March 31, 2014 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The following tables present changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	December 31, 2013	Charge-offs	Recoveries	Provision (Recovery)	March 31, 2014
	(Amounts in thousands)
Construction	$3,169	$258	$92	$(600)	$2,403
Commercial real estate:
Owner occupied	3,089	—	22	(123)	2,988
Non-owner occupied	2,081	809	581	118	1,971
Commercial	3,733	745	319	765	4,072
Mortgages:
Secured 1-4 family- first lien	2,368	232	7	(32)	2,111
Multifamily	436	79	—	72	429
Home equity lines of credit	2,656	130	169	(587)	2,108
Consumer and other	531	38	20	(73)	440
	$18,063	$2,291	$1,210	$(460)	$16,522

	December 31, 2012	Charge-offs	Recoveries	Provision	March 31, 2013
	(Amounts in thousands)
Construction	$4,269	$646	$516	$(105)	$4,034
Commercial real estate:
Owner occupied	4,374	10	24	25	4,413
Non-owner occupied	3,935	175	6	45	3,811
Commercial	4,291	399	86	27	4,005
Mortgages:
Secured 1-4 family- first lien	3,191	251	21	(83)	2,878
Multifamily	594	—	—	(15)	579
Home equity lines of credit	3,822	81	84	309	4,134
Consumer and other	673	89	20	34	638
	$25,149	$1,651	$757	$237	$24,492

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The following tables provide a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of March 31, 2014 and December 31, 2013.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of March 31, 2014	(Amounts in thousands)
Construction	$—	$3,041	$2,403	$121,905
Commercial real estate:
Owner occupied	127	13,433	2,862	376,454
Non-owner occupied	41	1,829	1,929	201,143
Commercial	366	1,142	3,706	182,683
Mortgages:
Secured 1-4 family- first lien	156	943	1,955	179,163
Multifamily	—	—	429	62,332
Home equity lines of credit	—	—	2,107	192,801
Consumer and other	—	—	440	44,687
	$690	$20,388	$15,831	$1,361,168

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2013	(Amounts in thousands)
Construction	$40	$3,016	$3,129	$128,019
Commercial real estate:
Owner occupied	201	10,576	2,888	372,190
Non-owner occupied	50	5,114	2,031	191,812
Commercial	105	4,403	3,628	181,040
Mortgages:
Secured 1-4 family- first lien	161	992	2,207	173,080
Multifamily	—	—	436	41,713
Home equity lines of credit	—	425	2,656	193,720
Consumer and other	—	—	531	51,667
	$557	$24,526	$17,506	$1,333,241

Included in the tables above is one remaining acquired receivable with deteriorated credit quality. The remaining receivable is a single one-to-four family residential loan with a recorded investment of $89,856. and $90,741, respectively, as of March 31, 2014 and December 31, 2013; with related allowances of $2,580 and $3,567 as of March 31, 2014 and December 31, 2013, respectively.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $110,339 and $116,309 as of March 31, 2014 and December 31, 2013, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of March 31, 2014, the Company had reserves for mortgage loans sold of $211,774, and charges against reserves for the three months ended March 31, 2014 were $7,030. Charges against reserves for the three months ended March 31, 2013 were $83,198 . For the three months ended March 31, 2014, the Company recorded $4,914 in recapture of provision expense related to potential repurchase and warranties exposure on the $40 million in loan sales that occurred during the period.  For the three months ended March 31, 2013, the Company recorded $(1.3) million in negative provision expense related to potential repurchase and warranties exposure on the $78.7 million in loan sales that occurred during the period. Reduction in provisions for the three months ended March 31, 2013 were the result of decreased mortgage activity, improvements in historical loss experience, and declines in specific reserves as claims were paid and settled from previously established reserves. For the three ended March 31, 2014 and 2013, the Company did not repurchase any mortgage loans sold. As of December 31, 2013, the Company had reserves for mortgage loans sold of $216,687 related to potential repurchase and warranties exposure.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The following table presents a rollforward of interest rate swaps from December 31, 2013 to March 31, 2014, and from December 31, 2012 to March 31, 2013.

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2012	$196	$196
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(16)	(16)
Balance, March 31, 2013	$180	$180

Balance, December 31, 2013	$132	$132
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(13)	(13)
Balance, March 31, 2014	$119	$119

Interest Rate Locks and Forward Loan Sale Commitments

The Bank enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2014, the amount of fair value associated with these interest rate lock commitments and sale commitments was $178,000 and $39,000, respectively. At December 31, 2013, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(23,000) and $147,000, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of interest rate lock commitments for the three months ended March 31, 2014 and 2012, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2013 and 2012	$(23)	$873
Gains (losses) included in other income	201	(66)
Transfer in and out	—	—
Balance, March 31, 2014 and 2013	$178	$807

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Level 3 asset. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights for the three months ended March 31, 2014 and 2013 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2013 and 2012	$4,536	$2,525
Capitalized	135	418
Gains (losses) included in other income	111	102
Balance, March 31, 2014 and 2013	$4,782	$3,045

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At March 31, 2014, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at March 31, 2014 is $2.8 million. At December 31, 2013 the carrying value of OREO was $3.3 million. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

March 31, 2014 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,324	$—	$16,324	$—
Government sponsored agencies:
Residential mortgage-backed securities	103,185	—	103,185	—
Collateralized mortgage obligations	48,740	—	48,740	—
Private label collateralized mortgage obligations	13,594	—	13,594	—
State and municipal securities	82,178	—	82,178	—
Common and preferred stocks	3,072	3,072	—	—
Interest rate swap agreements	119	—	—	119
Interest rate swap agreements	(119)	—	—	(119)
Interest rate lock commitments	178	—	—	178
Forward loan sale commitments	39	—	39	—
Mortgage servicing rights	4,782	—	—	4,782

December 31, 2013 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,392	$—	$16,392	$—
Government sponsored agencies:
Residential mortgage-backed securities	103,441	—	103,441	—
Collateralized mortgage obligations	52,743	—	52,743	—
Private label collateralized mortgage obligations	14,491	—	14,491	—
State and municipal securities	98,704	—	98,704	—
Common and preferred stocks	3,151	3,151	—	—
Interest rate swap agreements	132	—	—	132
Interest rate swap agreements	(132)	—	—	(132)
Interest rate lock commitments	(23)	—	—	(23)
Forward loan sale commitments	147	—	147	—
Mortgage servicing rights	4,536	—	—	4,536

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2014 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$119	Discounted cash flow	Discount rate	0.35%
Interest Rate Lock Commitments	178	Pricing model	Pull through rates	79.06%
Mortgage Servicing Rights	4,782	Discounted cash flow	Constant prepayment rate	9.24%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$5,642	Discounted appraisals	Collateral discounts	15%
Other real estate owned	289	Discounted appraisals	Collateral discounts	15%

	Fair Value at December 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$132	Discounted cash flow	Discount rate	0.50%
Interest Rate Lock Commitments	(23)	Pricing model	Pull through rates	86.40%
Mortgage Servicing Rights	4,536	Discounted cash flow	Constant prepayment rate	9.72%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$6,058	Discounted appraisals	Collateral discounts	10-15%
Other real estate owned	1,034	Discounted appraisals	Collateral discounts	15%

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
March 31, 2014	(Amounts in thousands)
Other real estate owned	$289	$—	$—	$289
Impaired loans:
Owner occupied	4,869	—	—	4,869
Non-owner occupied	603	—	—	603
Mortgages:
Secured 1-4 family real estate	170	—	—	170

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013	(Amounts in thousands)
Other real estate owned	$1,034	$—	$—	$1,034
Impaired loans:
Construction	160	—	—	160
Commercial real estate:
Owner occupied	4,930	—	—	4,930
Non-owner occupied	595	—	—	595
Commercial	203	—	—	203
Mortgages:
Secured 1-4 family real estate	170	—	—	170

There were no transfers between valuation levels for any assets during the three months ended March 31, 2014 or 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$61,518	$61,518	$61,518	$—	$—
Investment securities	267,093	267,093	3,072	264,021	—
Loans and loans held-for-sale, net	1,373,138	1,304,682	—	6,962	1,297,720
Accrued interest receivable	5,915	5,915	—	1,527	4,388
Federal Home Loan Bank stock	2,789	2,789	—	2,789	—
Interest rate swap agreements	119	119	—	—	119
Forward sales commitments	39	39	—	39	—
Interest rate lock commitments	178	178	—	—	178
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	992,166	939,904	—	939,904	—
Time deposits	533,308	535,322	—	535,322	—
Borrowed funds	90,039	67,433	—	67,433	—
Accrued interest payable	768	768	—	768	—
Interest rate swap agreements	119	119	—	—	119

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

	December 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$40,995	$40,995	$40,995	$—	$—
Investment securities	288,922	288,922	3,151	285,771	—
Loans and loans held-for-sale, net	1,359,596	1,294,654	—	18,913	1,275,741
Accrued interest receivable	6,219	6,219	—	1,705	4,514
Federal Home Loan Bank stock	3,473	3,473	3,473	—	—
Interest rate swap agreements	132	132	—	—	132
Forward sales commitments	147	147	—	147	—
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	961,154	911,457	—	911,457	—
Time deposits	557,269	560,008	—	560,008	—
Borrowed funds	89,214	66,690	—	66,690	—
Accrued interest payable	852	852	—	852	—
Interest rate swap agreements	132	132	—	—	132
Interest rate lock commitments	23	23	—	—	23
Forward sales commitments	—	—	—	—	—

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

The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2014 and December 31, 2013, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

The fair values of borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. Due to limited markets, discount rates applied to junior subordinated debt are based on estimated cost to raise capital, which was 8% as of March 31, 2014. The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized.

The carrying values of accrued interest receivable and accrued interest payable approximates fair values due to the short-term duration.

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

13. Business Segment Information

The Company has two reportable segments, including banking activities and mortgage banking activities. The following table details the results of operations for the three months ended March 31, 2014 and 2013 for bank activities and mortgage activities.

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended March 31, 2014
Interest income	$17,648	$1,018	$—	$18,666
Interest expense	1,882	—	181	2,063
Net interest income	15,766	1,018	(181)	16,603
Provision for (recovery of) loan losses	(460)	—	—	(460)
Net interest income (loss) after provision for (recovery of) loan losses	16,226	1,018	(181)	17,063
Other income	3,666	1,022	9	4,697
Other expense	13,911	1,236	46	15,193
Income (loss) before income taxes	5,981	804	(218)	6,567
Income taxes	2,659	—	—	2,659
Net income (loss)	$3,322	$804	$(218)	$3,908

Total assets	$1,718,784	$92,186	$2,517	$1,813,487
Net loans	1,286,722	79,454	—	1,366,176
Loans held for sale	—	6,962	—	6,962

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended March 31, 2013
Interest income	$17,379	$896	$—	$18,275
Interest expense	3,031	—	192	3,223
Net interest income	14,348	896	(192)	15,052
Provision for loan losses	237	—	—	237
Net interest income (loss) after provision for loan losses	14,111	896	(192)	14,815
Other income	2,384	3,288	(15)	5,657
Other expense	11,805	1,403	7	13,215
Income (loss) before income tax expense	4,690	2,781	(214)	7,257
Income tax expense	2,608	—	—	2,608
Net income (loss)	$2,082	$2,781	$(214)	$4,649
Balance Sheet Information as of December 31, 2013
Total assets	$1,703,361	$100,284	$2,382	$1,806,027
Net loans	1,264,819	75,864	—	1,340,683
Loans held for sale	—	18,913	—	18,913

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

14. Income Taxes

The following table presents the provision for income taxes for the nine months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Current:
Federal	$(1)	$(200)
State	—	—
	(1)	(200)
Deferred:
Federal	2,210	2,307
State	450	501
	2,660	2,808
Decrease in valuation allowance for deferred tax assets	—	—
Total income taxes	$2,659	$2,608

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,360	$6,956
Other than temporary impairment	829	829
Accrued liabilities	43	55
OREO property	112	178
Net operating loss	13,285	14,375
Mortgage goodwill	747	779
Unrealized loss on available-for-sale securities	—	—
Other	2,480	3,243
	23,856	26,415
Less: Valuation Allowance	—	—
	$23,856	$26,415

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(484)	$(3)
FMV adjustment related to mergers	(116)	(97)
Depreciation	(1,887)	(1,753)
Prepaid expenses	(342)	(342)
Core deposit intangible	(704)	(765)
Noncompete intangible	(11)	(24)
Other	(7)	(6)
	$(3,551)	$(2,990)
Net deferred tax assets	$20,305	$23,425

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Our net deferred tax asset was $20.3 million at March 31, 2014 and $23.4 million at December 31, 2013. In evaluating whether the Company will realize the full benefit of its net deferred tax asset, it considers both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, and other significant events. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

As of March 31, 2014, the Company returned to a cumulative pretax income position excluding goodwill impairment for the 3-year period ending March 31, 2014 of $1.7 million and the Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2014-2016. Credit quality has also improved dramatically over the past two years, including significant decreases in classified loans and nonperforming loans.

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at March 31, 2014 based primarily on a return to profitability, pretax income trends, projected pretax income for the years 2014-2016 and improving credit quality metrics.

	March 31, 2014
	Cumulative Loss Test
	2011*	2012	2013	2014**	Total
Income (loss) before income taxes	$(6,406)	$(32,635)	$29,227	$6,567	$(3,247)
Goodwill impairment	4,944	—	—	—	4,944
	$(1,462)	$(32,635)	$29,227	$6,567	$1,697

*2nd - 4th quarter of 2011
**First quarter of 2014

Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from March 31, 2014. The Company's loss carryforwards for the tax period ending December 31, 2013 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending March 31, 2014 are as follows:

	Net Operating Loss Carryforward March 31, 2014	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Federal Tax	32,868	2031
Yadkin State Tax	24,827	2031
Total Loss Carryforwards	$60,464

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The following table presents a reconciliation of applicable income taxes for the three months ended March 31, 2014 and 2013 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2014	2013
	(in thousands)
Tax expense at statutory rate on income before income taxes	$2,299	$2,540
Increases (decreases) resulting from:
Tax-exempt interest on investments	(253)	(219)
State income tax, net of federal benefits	292	326
Income from bank-owned life insurance	(48)	(53)
Non-deductible merger expenses	360	—
Other	9	14
Total income taxes	$2,659	$2,608

15. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Beginning balance	$5	$4,184
Other comprehensive income (loss) before reclassifications	1,455	(369)
Amounts reclassified from accumulated comprehensive income:
Realized gain on sale of securities	(1,128)	(4)
Impairment expense	—	—
Reclassified amounts before tax	(1,128)	(4)
Tax expense	434	2
Total reclassifications net of tax	(694)	(2)

Net current period other comprehensive income (loss)	761	(371)

Ending balance	$766	$3,813

The income statement line items impacted by the reclassifications of realized gains on the sale of securities are the net gain on sale of securities and income tax expense line items in the condensed consolidated statements of income.

16. Merger Agreement

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2013 Form 10-K as filed with the SEC and the following:

•
reduced earnings due to larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to larger credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	costs or difficulties related to the integration of the banks we acquired or may acquire, including VantageSouth Bank, may be greater than expected;

•
results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or writedown assets;

•	the amount of our loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	the increase in the cost of capital of our Series T and Series T-ACB Preferred Stock in 2014 if we do not redeem within five years of the date of issuance;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, and increased regulatory requirements with regard to funding;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

•
risks associated with a failure in or breach of our operational or security systems or infastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses;

•	changes in accounting principles, policies or guidelines;

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2014 and 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In 2013, the Company executed a one-for-three reverse stock split and filed an amendment to both the Company's and the Bank's Articles of Incorporation changing their name to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new NASDAQ ticker symbol, YDKN, were effective on May 28, 2013. All references to share data have been adjusted for the effect of this reverse stock split.

Recent Events

On January 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VantageSouth Bancshares, Inc., a Delaware corporation (“VantageSouth”), and Piedmont Community Bank Holdings, Inc., a Delaware corporation and majority stockholder of VantageSouth (“Piedmont”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, VantageSouth and Piedmont will merge with and into the Company, with the Company continuing

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

as the surviving corporation. The Merger Agreement also provides that, immediately following the effective time of the mergers, VantageSouth Bank, a North Carolina banking corporation and wholly owned subsidiary of VantageSouth, will merge with and into the Bank, with Yadkin Bank continuing as the surviving bank in the bank merger. The Merger Agreement was approved by each of the boards of directors of the Company, VantageSouth, and Piedmont. See Note 16 - VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Mergers for further discussion.

Changes in Financial Position

Total assets at March 31, 2014 were $1,813.5 million, an increase of $7.5 million, or 0.4%, compared to assets of $1,806.0 million at December 31, 2013. The loan portfolio, net of allowance for losses, was $1,366.2 million compared to 1,340.7 million at December 31, 2013. Gross loans held-for-investment increased by $24.0 million, or 1.8% as loan production has increased. The allowance for loan losses decreased $1.5 million driven primarily by decreases in classified loans for the quarter ended March 31, 2014 and decreased historic losses in 2014 as compared to 2013. Total watch list and substandard loans were $77.6 million as compared to $84.4 million as of December 31, 2013, a decrease of $6.8 million. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Mortgage loans held-for-sale decreased by $12.0 million, or 63.2%, from December 31, 2013 to March 31, 2014 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first three months of 2014 ranged from a low of $9.3 million in February 2014 to a high of $12.3 million in January 2014 and totaled $32.8 million for the three months ended March 31, 2014. Mortgage loans closed during the three months ended March 31, 2013 totaled $69.5 million. Decrease in mortgage activity, including refinance activity, is the result of an increase in rates and volatility.

The securities portfolio decreased from $288.9 million at December 31, 2013, to $267.1 million at March 31, 2014, a decrease of $21.8 million due to paydowns and maturities of $7.8 million and sales of $20.4 million in 2014, offset by purchases of 5.0 million. The portfolio is comprised of securities of U.S. government agencies (6.1%), mortgage-backed securities (62.0%), state and municipal securities (30.8%), and publicly traded common and preferred stocks (1.2%).

Other assets increased slightly by $92,000 or 0.88% from December 31, 2013. OREO decreased $439,000 as the result of sales in the amount of $517,000 and $117,000 in writedowns, offset by transfers in the amount of $196,000 for the three months ended March 31, 2014. Premises and equipment decreased $302,000, or 0.74% due to depreciation of $670,000 offset by additions of $367,000. Deferred tax assets also decreased $3.1 million as the Company recorded $6.6 million in income before taxes for the year 2014, utilizing net operating loss carryforwards. See Note 14 for detailed information regarding deferred tax assets.

Deposits increased $7.1 million, or 0.5%, comparing March 31, 2014 to December 31, 2013. Overall, noninterest-bearing demand deposits increased $20.0 million, or 7.5%, and NOW, savings, and money market accounts increased $11.0 million, or 1.6%. Certificates of deposit (“CODs”) over $100,000 decreased $9.6 million, or 4.2%, and other CODs decreased $14.3 million, or 4.3%. Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds increased $825,000, or 0.9%, comparing March 31, 2014 to December 31, 2013 due to an $823,000 increase in repurchase agreements. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $25.3 million. The American Community merger added $10.4 million in trust preferred securities in 2007 at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities in 2007 at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities, capital lease obligations and accrued interest payable combined decreased by $4.7 million, or 33.9%, from December 31, 2013 to March 31, 2014. Decreases in other liabilities resulted primarily from a $2.5 million decrease in accrued incentive expense as 2013 accruals were paid out in the first quarter of 2014. At December 31, 2013 other liabilities also included a $1.7 million payable for a security purchase which was settled in January 2014.

At March 31, 2014, total shareholders' equity was $188.8 million, or a book value of $11.15 per common share, compared to $184.5 million, or a book value of $10.85 per common share, at December 31, 2013. The Company's equity to assets ratio was 10.41% and 10.21%, at March 31, 2014 and December 31, 2013, respectively.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

The following table sets forth the Company's and the Bank's various capital ratios as of March 31, 2014 and December 31, 2013. The Company and the Bank exceeded the minimum regulatory capital ratios as of March 31, 2014, as well as the ratios to be considered "well capitalized."

	March 31, 2014		December 31, 2013
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	15.0%	14.8%	14.6%	14.4%
Tier 1 risk-based capital ratio	13.9%	13.7%	13.5%	13.2%
Leverage ratio	11.9%	11.7%	11.5%	11.2%

Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.

In July 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules will apply to all national and state banks, such as the Company, which we collectively refer to herein as covered banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all covered banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Company and the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 14.6% at March 31, 2014 compared to 15.4% at December 31, 2013. Additional liquidity is provided by $147.8 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $160.5 million available for use as a source of collateral. At March 31, 2014, brokered deposits totaled $35.0 million, or 2.29% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $1,299 at March 31, 2014.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale COD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for COD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at March 31, 2014 or December 31, 2013.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal deposits totaled $165,000 at December 31, 2013. There were no CDARS® reciprocal deposits outstanding at March 31, 2014.

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

Results of Operations
Net income for the quarter ended March 31, 2014 was $3.9 million before preferred dividends, compared to net income of $4.6 million in the same period of 2013. Net income to common shareholders for the three month period ended March 31, 2014 was $3.3 million. Net income to common shareholders for the three month period ended March 31, 2013 was $4.2 million. Basic and diluted income per common share were $0.24 and $0.23, respectively, for the three month period ended March 31, 2014. Basic and diluted income per common share were $0.30 for the three month period ended March 31, 2013. On an annualized basis, first quarter results represent a return on average assets of 0.76% at March 31, 2014 compared to 0.91% at March 31, 2013, and a return on average equity of 7.29% compared to 9.94% at March 31, 2013.

Net Interest Income
Net interest income, the largest contributor to earnings, increased $1.6 million, or 10.3%, to $16.6 million in the first quarter of 2014, compared with $15.1 million in the same period of 2013. The overall increase in net interest income was primarily due to a decrease in interest expense on deposits of 40.1% as average interest bearing deposits are down 7% from the prior year and deposit costs are declining as time deposits continue to reprice at lower rates. The net interest margin increased to 4.11% in the first quarter of 2014 from 3.57% in the first quarter of 2013. The increase in net interest margin is primarily related to a decrease in deposit yields and borrowings cost as well as an increase in yields on securities. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$16,793	$10	0.24%	$62,707	$48	0.31%
Investment securities (1)	286,094	2,046	2.90%	364,453	1,838	2.05%
Total loans (1)(2)(6)(8)	1,371,694	16,966	5.02%	1,321,253	16,708	5.13%
Total interest-earning assets	1,674,581	19,022	4.61%	1,748,413	18,594	4.31%
Non-earning assets	122,755			128,610
Total assets	$1,797,336			$1,877,023
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$604,840	$273	0.18%	$568,224	$257	0.18%
Savings	80,515	20	0.10%	70,153	17	0.10%
Time certificates	548,673	1,376	1.02%	693,150	2,510	1.47%
Total interest bearing deposits	1,234,028	1,669	0.55%	1,331,527	2,784	0.85%
Repurchase agreements sold	28,670	17	0.25%	40,820	54	0.54%
Borrowed funds (7)	60,954	377	2.51%	60,943	385	2.56%
Total interest-bearing liabilities	1,323,652	2,063	0.63%	1,433,290	3,223	0.91%
Non-interest bearing deposits	276,878			259,883
Shareholders' equity	186,346			171,543
Other liabilities	10,460			12,307
Total average liabilities and shareholders' equity	$1,797,336			$1,877,023
Net interest income (3) and interest rate spread (5)		$16,959	3.98%		$15,371	3.40%
Net interest margin (4)			4.11%			3.57%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2014 and 2013 includes $57 and $45, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2014 and 2013 includes $9, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

The allowance for loan losses was $16.5 million at March 31, 2014, or 1.19% of loans held-for-investment, as compared to $18.1 million, or 1.33% of loans held-for-investment, at December 31, 2013. Decreases in the allowance for loan losses were due to decreased historical loss rates and decreased criticized loans in the first three months of 2014. In addition, first quarter loan growth has been concentrated in loan portfolio types with lower historical losses including commercial real estate and secured one-to-four family residential mortgages, while higher risk portfolios (with high historical losses) have been decreasing thus leading to decreased reserves levels for the overall portfolio.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $16.5 million in total allowance for loan losses at March 31, 2014, the specific allowance for impaired loans accounted for $690,000, up from $557,000 at year end. See discussion below in "Nonperforming Assets" for further discussion of nonaccrual relationships. The remaining general allowance, $15.8 million, was attributed to performing loans and was down from $17.5 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.16% as of March 31, 2014 as compared to 1.31% as of December 31, 2013. The decrease in the general allowance was driven primarily by a decrease in historical loss rates, as well as a decrease in substandard and watch loans of $6.8 million which resulted from a few significant payoffs and improvements in past dues and underlying credit exposures of previously classified loans. Net loan charge offs were $1.1 million, or 0.32% (annualized), of average loans, for the three months ended March 31, 2014 compared to $894,000, or 0.27% (annualized), of average loans for the three months ended March 31, 2013.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of March 31, 2014. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

Our real estate portfolio has approximately $124.9 million of construction loans, $592.9 million of commercial real estate loans, $180.1 million in first lien mortgage loans, $192.8 million in home equity lines of credit and $62.3 million in multifamily mortgage loans as of March 31, 2014.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.   Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior lien mortgage loans and home equity lines of credit. Given the slow economic recovery, and real estate values that have been slow to recover, the Company recognizes that it may experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. Net charge-offs of construction and commercial real estate loans were $166,000 and $206,000, respectively, for the three months ended March 31, 2014. For the three months ended March 31, 2013, net charge-offs of construction and commercial real estate loans were $130,000 and $185,000, respectively.

As of March 31, 2014, $7.4 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $7.7 million as of December 31, 2013. There is a risk that an interest reserve could mask problems with a borrower's willingness

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) decreased from $18.7 million at December 31, 2013 to $17.9 million at March 31, 2014. Nonperforming assets as a percentage of total assets decreased to 0.99% as of March 31, 2014 as compared to 1.03% as of December 31, 2013, due primarily to a decrease in foreclosed real estate and nonperforming loans since December 31, 2013. Total nonaccrual loans decreased from $15.4 million, or 1.12% of total loans, at December 31, 2013 to $15.1 million, or 1.09% of total loans, at March 31, 2014. We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined. Specific allowance for nonperforming loans accounted for $690,000, up from $557,000 at year end, due to an increase in reserves on one relationship. Overall, loans individually reviewed for impairment have decreased $4.1 million since December 31, 2013.

Approximately 43% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has decreased from 195 to 187 since December 31, 2013. The average nonaccrual loan balance is $81,000 and $79,000 as of March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, 90% of the nonaccrual loans were secured by real estate.

The largest nonaccrual relationship totaled $2.2 million as of March 31, 2014 and consists of two loans.  One loan was originally used to refinance an owner-occupied commercial office building and the other loan was a discretionary line of credit used for investments and other expenses.  The line of credit was secured by three residential lots and was charged down to fair market value during the first quarter of 2014.  The first loan is secured by a commercial office building and does not have a specific reserve assigned to it as of March 31, 2014. Nonaccrual loans also included one other large relationship totaling $1.0 million as of March 31, 2014.  This relationship consists of various loans, the proceeds of which were utilized for the purchase and refinance of real estate, lease debt and related operating expenses, and secured by the real estate.  There are no reserves assigned to these loans as of March 31, 2014.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and the future industry outlook.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $960,000, or 17.0%, comparing the first quarters of 2014 and 2013 as mortgage banking income decreased $972,000, or 48.9% which resulted from decreased mortgage activity. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased by $45,000, or 3.5%, due primarily to a $120,000 decrease in NSF (non-sufficient funds) and ODP (overdraft privilege charges). These decreases were offset by an increase in service charges on NOW and money market accounts, business checking accounts, and regular checking accounts of $72,000 as checking and savings accounts have increased $78 million since March 31, 2013.

•
Other service fees increased $98,000 when comparing the first quarter of 2013 to 2014 due to an increase of $127,000 in ATM and debit card fee income as incentive fees related to the signing of a new contract in 2012 are earned over the life of the contract. Offsetting this increase was a slight decrease in annuity and mutual fund commissions of $20,000.

•	Net gain on sale of investment securities increased $1.1 million as $20 million in investments were sold in the first quarter of 2014 compared to $1.1 million in 2013.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by $16,000, or 10.5%, during the three month period ended March 31, 2014.

•
Mortgage banking income decreased $972,000 for the first quarter of 2014 as the overall gain on sale of loans decreased due primarily to a slowdown in the velocity of rate increases during the quarter, which impacts our mortgage income. Provisions for (recovery of) sold mortgage loans also decreased $1.3 million due to a recovery of provision recorded for the first quarter of 2013 as dissolution of Sidus and mortgage activity decreased significantly.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

•	Other income increased by approximately $106,000, or 192.7%, for the first quarter of 2014. This increase is primarily due to the receipt of a settlement of outstanding issue from prior years.

Noninterest Expense

Total noninterest expenses were $15.2 million for the first quarter of 2014, compared to $13.2 million in the same period of 2013, an increase of $2.0 million, or 15.0% due to merger expenses in the amount of $1.4 million recorded during the first quarter. Noninterest expense also includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended March 31, 2014 and 2013 was 0.85%, and 0.70%, respectively. Efficiency ratios for the three months ended March 31, 2014 and 2013 were 66.14% and 66.39%, respectively. The efficiency ratio is the ratio of noninterest expenses less amortization of intangibles and gains on sale of other real estate owned to the total of the taxable equivalent net interest income and noninterest income.

The following is a summary of the fluctuations for the three months ended March 31, 2014 as compared to March 31, 2013:

•
Quarter-to-date, salaries and employee benefit expenses increased by $528,000, or 7.1%. The major components of this increase are summarized as follows:  Salaries and wages increased $234,000 due to annual increases and addition of new employees. Payroll taxes also increased $230,000 due to the increase in salaries as well as payment of additional taxes due to incentive payments made in the first quarter. Other increases include employee group insurance expense which increased $135,000 and an increase of $59,000 in commissions. Offsetting these increases was a $123,000 decrease in incentive compensation.

•
Occupancy and equipment expenses decreased by $69,000, or 3.8%, for the quarter due to a decrease in software and equipment maintenance costs as the first quarter of the prior year included additional costs in these areas.

•
Advertising and marketing expense decreased by $51,000, or 19.9%, comparing the first quarter 2014 with the first quarter 2013. The decreases are due to the fact that the prior year included costs associated with the rebranding project announced in early 2013, including a Company and Bank name change.

•
Data processing expense decreased $120,000, or 30.4%, for the quarter due to the implementation of live branch capture in 2013 which reduced daily courier service costs and provides additional efficiencies.

•	Communication expense increased $48,000, or 14.5%, for the first quarter of 2014 compared to the first quarter of 2013.

•	FDIC assessment expenses decreased $441,000 for the quarter due primarily to a decrease in assessment rates. In addition, deposits have decreased 10% since the first quarter of 2013.

•
Net cost of operation of other real estate owned increased $1.1 million compared to the first quarter of 2013. The Company recorded gains on sales of $1.1 million for the three months ended March 31, 2013 as compared to losses resulting from writedowns in the amount of $117,000 recorded in the first quarter of 2014.

•	Loan collection fees decreased $120,000, or 55.3%, compared to the first quarter of 2013 as past due and nonperforming loans have decreased since 2013.

•
Other professional fees decreased $132,000 for the quarter when compared to the prior year due to timing and fees related to internal audit and external credit reviews were lower in the first quarter of 2014 as compared to 2013, due to additional external credit work performed in the prior year.

•
Quarter-to-date other operating expenses decreased by $127,000, or 5.3%. Decreases include a $144,000 decrease in other expenses as the first quarter of 2013 included additional expenses accrued for the corporate rebranding and name change in the amount of $136,000. In addition, the first quarter of 2013 included approximately $97,000 in third party fees were incurred related to recent projects including the capital raise, loan sale and OREO auction.

•
Expenses for the first quarter of 2014 also include $1.3 million in expenses related to the recently announced merger. Merger expenses include primarily attorney and other third party professional fees.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Income Tax Expense

The Company recorded income tax expense for the three months ended March 31, 2014 and 2013 of $2.7 million and $2.6 million, respectively. The effective tax rate for the three months ended March 31, 2014 was 40.5% as compared to 35.9% for the three months ended March 31, 2013. Increase in the effective tax rate is due to certain merger expenses incurred in the first quarter of 2014 that are not deductible for tax purposes. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

Part II. Other Information

Item 1.     Legal Proceedings
We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.

Item 1A. Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Statement Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.
All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit #	Description
2.1
Agreement and Plan of Merger, by and among Yadkin Financial Corporation, VantageSouth Bancshares, Inc., and Piedmont Community Bank Holdings, Inc., dated January 27, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 29, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Financial Corporation for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014

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

May 12, 2014

Yadkin Financial Corporation
Form 10-Q Quarterly Report March 31, 2014