Form 10-Q
period 2014-06-30
YADKIN FINANCIAL Corp
filed 2014-08-08
CIK 1366367

US Securities and Exchange Commission
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014

Commission File Number 000-52099

Yadkin Financial Corporation
(Exact name of registrant specified in its charter)

North Carolina	20-4495993
(State of Incorporation)	(I.R.S. Employer Identification No.)

3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina, 27612
(address of principal executive offices)

(919) 659-9000
(Registrant's telephone number, including area code)

Not applicable
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
Yes ☒ No ☐

Shares of Voting Common Stock outstanding as of August 8, 2014, par value $1.00 per share, were 30,943,910 and shares of Non-Voting Common Stock outstanding as of August 7, 2014, par value $1.00 per share, were 654,997.

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the period ended June 30, 2014 and the three and six months ended June 30, 2014 and 2013

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013*
	(Amounts in thousands, except share data)
ASSETS:
Cash and due from banks	$32,159	$32,226
Federal funds sold	15	10
Interest-bearing deposits	3,957	8,759
Securities available-for-sale at fair value (amortized cost $255,844 in 2014 and $288,914 in 2013)	259,143	288,922
Gross loans	1,419,868	1,358,746
Less: allowance for loan losses	16,449	18,063
Net loans	1,403,419	1,340,683
Loans held-for-sale	15,696	18,913
Accrued interest receivable	5,878	6,219
Premises and equipment, net	40,204	40,698
Other real estate owned	2,271	3,267
Federal Home Loan Bank stock, at cost	3,778	3,473
Investment in bank-owned life insurance	27,306	27,032
Core deposit intangible (net of accumulated amortization of $10,855 in 2014 and $10,546 in 2013)	1,665	1,974
Deferred tax assets	16,955	23,425
Other assets	10,437	10,426
Total Assets	$1,822,883	$1,806,027
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand deposits	$296,861	$267,596
Interest-bearing deposits:
NOW, savings and money market accounts	697,238	693,558
Time certificates:
$100 or more	216,954	227,919
Other	298,528	329,350
Total Deposits	1,509,581	1,518,423

Short-term borrowings	72,879	43,260
Long-term borrowings	35,959	45,954
Capital lease obligations	2,258	2,281
Accrued interest payable	734	852
Other liabilities	7,714	10,787
Total Liabilities	$1,629,125	$1,621,557

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 issued and outstanding in 2014 and 2013	28,405	28,405
Common stock, $1 par value, 33,333,333 shares authorized at June 30, 2014 and December 31, 2013; 14,380,127 issued and outstanding in 2014 and 14,383,986 issued and outstanding in 2013	14,380	14,384
Warrants	1,850	1,850
Surplus	187,264	187,118
Accumulated deficit	(40,163)	(47,292)
Accumulated other comprehensive income	2,022	5
Total Shareholders' Equity	193,758	184,470
Total Liabilities and Shareholders' Equity	$1,822,883	$1,806,027
_______________________

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$16,952	$16,950	$33,889	$33,629
Interest on federal funds sold	—	3	1	8
Interest and dividends on securities:
Taxable	1,008	877	1,984	1,765
Non-taxable	592	809	1,335	1,469
Interest-bearing deposits	16	12	25	55
TOTAL INTEREST INCOME	18,568	18,651	37,234	36,926
INTEREST EXPENSE:
Time deposits of $100 or more	760	1,009	1,605	2,361
Other time and savings deposits	840	1,112	1,664	2,543
Borrowed funds	382	409	776	849
TOTAL INTEREST EXPENSE	1,982	2,530	4,045	5,753
NET INTEREST INCOME	16,586	16,121	33,189	31,173
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(891)	55	(1,351)	292
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,477	16,066	34,540	30,881
NON-INTEREST INCOME:
Service charges on deposit accounts	1,243	1,317	2,467	2,586
Other service fees	1,264	1,401	2,289	2,327
Net gain on sale of securities	3	272	1,131	276
Income on investment in bank-owned life insurance	137	150	274	303
Mortgage banking activities	762	2,550	1,779	4,539
Provision for (recovery of) sold mortgage loans	7	(4)	12	1,295
Other than temporary impairment of cost method investments	—	—	—	(39)
Other income	75	498	236	553
TOTAL NON-INTEREST INCOME	3,491	6,184	8,188	11,840
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,367	7,953	15,285	15,343
Occupancy and equipment expense	1,758	1,951	3,505	3,765
Advertising and marketing	207	433	412	689
Data processing	293	350	568	744
Amortization of core deposit intangible	153	175	309	353
Communications	355	338	735	670
FDIC assessment	239	642	389	1,234
Loan collection fees	47	201	144	418
Other professional fees	379	497	723	974
Net cost of operation of other real estate owned	169	(174)	478	(997)
Gain on sale of premises and equipment	(16)	—	(16)	—
Merger related expenses	649	—	2,001	—
Other	2,422	2,477	4,682	4,864
TOTAL NON-INTEREST EXPENSES	14,022	14,843	29,215	28,057
INCOME BEFORE INCOME TAXES	6,946	7,407	13,513	14,664
INCOME TAX EXPENSE	2,558	2,598	5,217	5,206
NET INCOME	4,388	4,809	8,296	9,458
Preferred stock dividend and accretion of preferred stock discount	608	590	1,167	1,035
NET INCOME TO COMMON SHAREHOLDERS	$3,780	$4,219	$7,129	$8,423
NET INCOME PER COMMON SHARE:
Basic	$0.27	$0.30	0.50	$0.59
Diluted	$0.26	$0.30	0.50	$0.59
CASH DIVIDENDS PER COMMON SHARE	—	—	—	—
See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (UNAUDITED)
Three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)
NET INCOME	$4,388	$4,809	$8,296	$9,458
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities available-for-sale	2,052	(7,471)	4,422	(8,010)
Tax effect	(794)	2,884	(1,709)	3,054
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	1,258	(4,587)	2,713	(4,956)
Reclassification adjustment for realized gains	(3)	(272)	(1,131)	(276)
Tax effect	1	104	435	106
Reclassification adjustment for realized gains, net of tax amount	(2)	(168)	(696)	(170)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,256	(4,755)	2,017	(5,126)
COMPREHENSIVE INCOME	$5,644	$54	$10,313	$4,332

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Six months ended June 30, 2014 and 2013

							Accumulated
							Other	Total
	Common Stock		Preferred			Accumulated	Comprehensive	Shareholders'
	Shares (1)	Amount	Stock	Warrants	Surplus	Deficit	Income (Loss)	Equity
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2012	43,151,652	$43,152	$27,942	$3,581	$156,176	$(64,241)	$4,184	$170,794
Net income	—	—	—	—	—	9,458	—	9,458
1-for-3 reverse stock split	(28,767,902)	(28,768)	—	—	28,768	—	—	—
Repurchase of fractional shares	(3,006)	(3)	—	—	(36)	—	—	(39)
Restricted stock issued	3,242	3	—	—	(3)	—	—	—
Repurchase and cancellation of warrants	—	—	—	(1,731)	1,711	—	—	(20)
Discount accretion on preferred stock	—	—	331	—	—	(331)	—	—
Share based compensation:
stock options	—	—	—	—	15	—	—	15
restricted stock	—	—	—	—	238	—	—	238
Preferred stock dividends	—	—	—	—	—	(704)	—	(704)
Other comprehensive loss	—	—	—	—	—	—	(5,126)	(5,126)
BALANCE, JUNE 30, 2013	14,383,986	$14,384	$28,273	$1,850	$186,869	$(55,818)	$(942)	$174,616

BALANCE, DECEMBER 31, 2013	14,383,986	$14,384	$28,405	$1,850	$187,118	$(47,292)	$5	$184,470
Net income	—	—	—	—	—	8,296	—	8,296
Stock options exercised	555	1	—	—	5	—	—	6
Restricted stock forfeited	(367)	(1)	—	—	1	—	—	—
Restricted stock surrendered (in lieu of taxes)	(4,047)	(4)	—	—	(75)	—	—	(79)
Share based compensation:
stock options	—	—	—	—	7	—	—	7
restricted stock	—	—	—	—	208	—	—	208
Preferred stock dividends	—	—	—	—	—	(1,167)	—	(1,167)
Other comprehensive income	—	—	—	—	—	—	2,017	2,017
BALANCE, JUNE 30, 2014	14,380,127	$14,380	$28,405	$1,850	$187,264	$(40,163)	$2,022	$193,758

(1) Shares outstanding at June 30, 2014 include 13,725,130 shares of voting common stock and 654,997 shares of non-voting common stock.

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,296	$9,458
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investment securities	1,901	3,674
Provision for (recovery of) loan losses	(1,351)	292
Net gain on sale of mortgage loans	(1,217)	(4,148)
Reversal of provision for mortgage loans sold	(12)	(1,295)
Other than temporary impairment of investments	—	39
Increase in cash surrender value of life insurance	(274)	(303)
Depreciation and amortization	1,340	1,333
Gain on sales and impairment of premises and equipment	(16)	—
Net (gains) losses on sale and write downs of other real estate owned	133	(1,220)
Gain on sale of securities	(1,131)	(276)
Amortization of core deposit intangible	309	353
Deferred tax provision	5,196	5,341
Stock based compensation expense	215	253
Originations of mortgage loans held-for-sale	(81,289)	(151,200)
Proceeds from sales of mortgage loans	85,723	160,482
Decrease in capital lease obligations	(23)	(22)
(Increase) decrease in accrued interest receivable	341	(170)
Increase in other assets	(10)	(1,588)
Decrease in accrued interest payable	(118)	(630)
Decrease in other liabilities	(3,139)	(1,592)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,874	18,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(4,970)	(80,948)
Proceeds from sales of available-for-sale securities	20,421	25,580
Proceeds from maturities of available-for-sale securities	16,849	56,410
Net increase in loans	(61,743)	(11,043)
Proceeds from redemption of Federal Home Loan Bank stock	684	681
Purchases of Federal Home Loan Bank stock	(989)	—
Purchases of premises and equipment	(847)	(1,909)
Proceeds from the sale of premises and equipment	17	15
Proceeds from the sale of other real estate owned	1,220	9,414
NET CASH USED IN INVESTING ACTIVITIES	(29,358)	(1,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, NOW, money market and savings accounts	32,945	40,684
Net decrease in time certificates	(41,788)	(149,249)
Net increase (decrease) in borrowed funds	19,624	(13,241)
Payment of fractional shares in the 1-for-3 stock split	—	(39)
Preferred dividends paid	(1,167)	(704)
Repurchase of warrants	—	(20)
Proceeds from the exercise of stock options	6	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,620	(122,569)
YADKIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
Six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
	(Amounts in thousands)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,864)	$(105,588)

CASH AND CASH EQUIVALENTS:
Beginning of year	40,995	138,396
End of year	$36,131	$32,808

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$4,180	$6,402
Cash paid for income taxes	$144	$59

SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer from loans to foreclosed real estate	$357	$3,268
Restricted stock surrendered in lieu of taxes	$79	$—
Unrealized gain (loss) on investment securities available-for-sale, net of tax effect	$2,017	$(5,126)

See notes to condensed consolidated financial statements

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Notes to Unaudited Condensed Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company") and its subsidiary, Yadkin Bank (the "Bank"). The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included with the Company's 2013 Annual Report on Form 10-K (the "2013 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014. Operating results, for the three and six months ended June 30, 2014, do not necessarily indicate the results that may be expected for the year or other interim periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. The accounting policies followed are set forth in Note 1 to the Consolidated Financial Statements in the Company's 2013 Form 10-K.

Recently Adopted Accounting Standards

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure". ("ASU 2014-04"). The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for periods beginning after December 15, 2014. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations, however, it may impact the reporting of future financial statement disclosures.

In 2014, the FASB issued ASU No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). The ASU requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. As a result, such performance targets should not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the requisite service period is not over, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 for all entities. Earlier adoption is permitted. Entities may apply the amendments in this update either prospectively to awards granted after the effective date, or retrospectively to awards with

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

outstanding performance targets as of the beginning of the earliest annual period presented. Management does not believe the amendments will have a material impact on the Company's financial condition, results of operations, or cash flows.

2. Mergers and Acquisitions

On July 4, 2014, the Company completed the merger of VantageSouth Bancshares, Inc., (“VantageSouth”), and Piedmont Community Bank Holdings, Inc. (“Piedmont”), with and into the Company (the "Mergers"). The Mergers were completed pursuant to an Agreement and Plan of Merger dated January 27, 2014, by and among the Company, VantageSouth and Piedmont (as amended, the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the Mergers, VantageSouth Bank, a North Carolina banking corporation and wholly owned subsidiary of VantageSouth, was merged with and into the Bank, with the Bank continuing as the surviving bank. Pursuant to the Merger Agreement, each outstanding share of VantageSouth common stock (other than shares held by Piedmont which were cancelled) was converted into the right to receive 0.3125 shares of the Company’s voting common stock. Each outstanding share of Piedmont common stock was converted into the right to receive, for each share, (i) 6.28597 shares of the Company’s voting common stock; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of the Company’s voting common stock at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. The Piedmont Phantom Plan, which is a type of deferred compensation plan, has been assumed by the Company. A total of 856,447 shares of the Company’s voting common stock that otherwise would have been issued to Piedmont stockholders as merger consideration if the Piedmont Phantom Equity Plan did not exist has been issued to a rabbi trust established by the Company to serve as a source of payment for both (i) payments due under the Piedmont Phantom Equity Plan and (ii) contingent merger consideration payable to former holders of Piedmont common stock. The Company issued approximately 17,271,145 shares of voting common stock in connection with the Mergers, which represents 55.7% of the voting interests in the Company.

The Mergers will be accounted for as a reverse acquisition in accordance with the provisions of FASB ASC Topic 805-10, Business Combinations. Management is undertaking a comprehensive review and determination of the fair value of the assets and liabilities of the Company to ensure that they conform to the measurement and reporting guidance as set forth for the accounting for business combinations. Determining the fair value of assets and liabilities, especially in the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the Mergers is not complete. Management is also undertaking a comprehensive review of the classification of certain assets and liabilities to ensure that they conform to the Company’s current policies and reporting practices. As a result of these efforts, the value and classification of certain assets and liabilities may vary in subsequent reporting periods.

Future filings will include the financial statements of Piedmont (consolidated with VantageSouth) for all periods presented, with recognition of the Company’s activity from the date the Mergers were completed. The Company’s financial statements for all periods through the date of the Mergers will not be included in future filings. See Note 16 entitled “Subsequent Events” for additional information on the Mergers.

The table below presents proforma information as if the Company's merger with Vantage had occurred at the beginning of the earliest period presented, which was January 1, 2014. The proforma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)

Net interest income	$38,316	$39,833	$76,401	$68,205

Net income available to common shareholders	$9,282	$8,736	$16,928	$13,579

Net income per common share:
Basic	$0.29	$0.31	$0.54	$0.50
Diluted	$0.29	$0.31	$0.54	$0.50

Weighted average common shares:
Basic	31,486,304	28,554,194	30,988,416	26,970,712
Diluted	31,642,902	28,578,395	31,140,464	26,976,444

3. Stock-based Compensation

During the three and six months ended June 30, 2014, 200 and 755 options were vested, respectively. There were no options granted for the three and six months ended June 30, 2014. During the six months ended June 30, 2014, 555 options were exercised. There were no options exercised for the quarter ended June 30, 2014. Total options outstanding at June 30, 2014 were 51,118, of which 2,557 were unvested.

During the three and six months ended June 30, 2013, 534 and 1,802 options were vested, respectively. There were no options exercised for the three or six months ended June 30, 2013. During the six months ended June 30, 2013, 1,666 options were granted. The weighted average fair value of the options granted was $7.56 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.00%; expected volatility of 101.70%: risk-free interest rate of 1.00%; and expected life of seven years. There were no options granted during the three months ended June 30, 2013.

As of June 30, 2014, there are 210,792 shares of restricted stock outstanding, of which 49,288 shares are vested and 161,504 shares are nonvested. As of December 31, 2013, there were 211,159 shares of restricted stock outstanding, of which 34,316 shares were vested and 176,843 shares were nonvested. There were no shares of restricted stock issued during the three or six months ended June 30, 2014. There were 3,242 shares of restricted stock issued during the three and six months ended June 30, 2013 at an average fair value of $12.65.

The compensation expense related to options and restricted shares was $100,939 and $215,469 for the three and six months ended June 30, 2014, respectively. The compensation expense related to options and restricted shares was $124,040 and $252,530 for the three and six month period ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was $326,501 and $544,896, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all of the Company's stock benefit plans. This cost is expected to be recognized over an average vesting period of 2.2 years.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

4. Investment Securities

Investment securities at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$1,372	$—	$1	$1,371
After 1 but within 5 years	15,033	—	91	14,942
	16,405	—	92	16,313
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	1,441	31	24	1,448
After 5 but within 10 years	21,944	520	—	22,464
After 10 years	76,568	794	1,017	76,345
	99,953	1,345	1,041	100,257
Collateralized mortgage obligations due:
After 1 but within 5 years	2,598	—	4	2,594
After 5 but within 10 years	5,424	164	—	5,588
After 10 years	35,886	629	12	36,503
	43,908	793	16	44,685
Private label collateralized mortgage obligations due:
After 5 but within 10 years	123	9	—	132
After 10 years	12,690	14	117	12,587
	12,813	23	117	12,719
State and municipal securities due:
Within 1 year	1,972	46	—	2,018
After 1 but within 5 years	7,441	290	—	7,731
After 5 but within 10 years	36,398	1,218	229	37,387
After 10 years	35,085	432	517	35,000
	80,896	1,986	746	82,136
Common and preferred stocks:	1,869	1,164	—	3,033
Total available-for-sale securities	$255,844	$5,311	$2,012	$259,143

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Available-for-sale securities:
Securities of U.S. government agencies due:
Within 1 year	$1,560	$—	$8	$1,552
After 1 but within 5 years	15,039	—	199	14,840
	16,599	—	207	16,392
Government sponsored agencies:
Residential mortgage-backed securities due:
After 1 but within 5 years	632	42	—	674
After 5 but within 10 years	17,829	284	—	18,113
After 10 years	85,277	624	1,247	84,654
	103,738	950	1,247	103,441
Collateralized mortgage obligations due:
After 1 but within 5 years	3,139	—	7	3,132
After 5 but within 10 years	5,093	140	—	5,233
After 10 years	43,813	660	95	44,378
	52,045	800	102	52,743
Private label collateralized mortgage obligations due:
After 5 but within 10 years	143	—	1	142
After 10 years	14,530	13	194	14,349
	14,673	13	195	14,491
State and municipal securities due:
Within 1 year	910	10	—	920
After 1 but within 5 years	7,069	311	—	7,380
After 5 but within 10 years	44,590	1,064	827	44,827
After 10 years	47,422	282	2,127	45,577
	99,991	1,667	2,954	98,704
Common and preferred stocks:	1,868	1,283	—	3,151
Total available-for-sale securities	$288,914	$4,713	$4,705	$288,922

Mortgage-backed securities are included in maturity groups based upon stated maturity date. At June 30, 2014, $100.3 million of the Bank's mortgage-backed securities were pass-through securities and $57.4 million were collateralized mortgage obligations. At December 31, 2013, $103.4 million of the Bank's mortgage-backed securities were pass-through securities and $67.2 million were collateralized mortgage obligations. Actual maturity will vary based on repayment of the underlying mortgage loans.

Gross realized gains on the sale of securities for the three and six months ended June 30, 2014 were $3,105 and $1.1 million, respectively. There were no gross losses on the sale of securities for the three and six months ended June 30, 2014. There were $318,281and $322,141 in gross gains for the three and six months ended June 30, 2013, respectively. There were $46,584 and $46,589 gross losses on the sale of available-for-sale securities for the three and six months ended June 30, 2013, respectively.

Investment securities with carrying values of approximately $103.1 million and $107.4 million at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013. Securities that have been in a loss position for twelve months or more at June 30, 2014 include four U.S. government agencies, four mortgage-backed securities, two private label collateralized mortgage obligations, and 20 state and municipal

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

securities. The key factors considered in evaluating the collateralized mortgage obligations, private label collateralized mortgage obligations, and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. Securities that have been in a loss position for twelve months or more at December 31, 2013 include one U.S. government agency, one collateralized mortgage obligation, one private label collateralized mortgage obligation and nine state and municipal securities. The unrealized losses relate to securities that have incurred fair value reductions due to a shift in demand from non-governmental securities and municipals to U.S. Treasury bonds and governmental agencies due to market concerns. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. It is not more likely than not that the Company will have to sell the investments before recovery of their amortized cost bases. For the three and six months ended June 30, 2014, there were no securities available-for-sale deemed to be other than temporarily impaired (“OTTI”).

If management determines that an investment has experienced an other than temporary impairment, the loss is recognized in the income statement.

	Less Than 12 Months		12 Months or More		Total
June 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$—	$—	$16,313	$92	$16,313	$92
Government sponsored agencies:
Residential mortgage-backed securities	28,053	409	13,449	632	41,502	1,041
Collateralized mortgage obligations	4,443	16	—	—	4,443	16
Private label collateralized mortgage obligations	3,712	10	4,995	107	8,707	117
State and municipal securities	—	—	36,361	746	36,361	746
Common and preferred stocks	—	—	—	—	—	—
Total temporarily impaired securities	$36,208	$435	$71,118	$1,577	$107,326	$2,012

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available-for-sale:
U.S. government agencies	$14,840	$199	$1,552	$8	$16,392	$207
Government sponsored agencies:
Residential mortgage-backed securities	49,954	1,247	—	—	49,954	1,247
Collateralized mortgage obligation	11,372	64	2,121	38	13,493	102
Private label collateralized mortgage obligations	9,941	194	142	1	10,083	195
State and municipal securities	31,218	1,950	14,280	1,004	45,498	2,954
Common and preferred stocks, and other	—	—	—	—	—	—
Total temporarily impaired securities	$117,325	$3,654	$18,095	$1,051	$135,420	$4,705

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

5. Non-marketable Equity Securities

The aggregate cost of the Company's cost method investments totaled $4,550,796 at June 30, 2014 and $5,283,254 at December 31, 2013. Cost method investments at June 30, 2014 include $3,778,000 in Federal Home Loan Bank ("FHLB") stock and $772,796 of investments in various trust and financial companies, which are included in other assets. All cost method investments were evaluated for impairment at June 30, 2014 and December 31, 2013. The following factors have been considered in determining the carrying amount of FHLB stock: 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company believes the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs' have a high degree of government support, and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. During the six months ended June 30, 2013 the Company's investment in a financial services company was considered to be other than temporarily impaired and approximately $39,185 was charged-off. There were no other than temporary impairments recorded for the three and six months ended June 30, 2014.

6. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. At June 30, 2014, the Company had commitments outstanding of $331.1 million for additional loan amounts. Commitments of the Bank's mortgage lending department are excluded from this amount and discussed in the paragraph below. Additional commitments totaling $6.5 million were outstanding under standby letters of credit. Management does not expect any significant losses to result from these commitments.

At June 30, 2014, the Bank had $24.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $39.6 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. See Note 9 for additional disclosures on these derivative financial instruments.

7. Earnings Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted net income available to common shareholders per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The numerators of the basic net income per common share computations are the same as the numerators of the diluted net income per common share computations for all the periods presented. Weighted average shares outstanding for the three months ended June 30, 2014 excludes 161,504 shares of unvested restricted stock. Weighted average shares outstanding for the three months ended June 30, 2013 excludes 178,281 shares of unvested restricted stock. A reconciliation of the denominator of the basic net income per common share computations to the denominator of the diluted net income per common share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic EPS denominator:
Weighted average number of common shares outstanding	14,217,607	14,205,223	14,214,549	14,200,264
Dilutive potential common shares	61,557	18,381	59,755	—
Diluted EPS denominator	14,279,164	14,223,604	14,274,304	14,200,264

For the three and six months ended June 30, 2014 and 2013, net income for determining net income per common share was reported as net income less the dividend on preferred stock. During the three and six months ended June 30, 2014, there were 47,175 stock options that were not considered dilutive because the exercise prices exceeded the average market price per share. The non-dilutive options had exercise prices ranging from $20.37 to $57.21 per share for the periods ended June 30, 2014. During the three and six months ended June 30, 2014, 102,312 and 104,475 shares of restricted stock were not considered dilutive because they were antidilutive under the treasury stock method or because performance and service criteria had not been met, respectively. During the three and six months ended June 30, 2013, there were 53,616 warrants and stock options that were not considered dilutive. During the three and six months ended June 30, 2013, there were 159,665 and 205,359 shares of restricted stock that were not considered dilutive.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

As part of interest rate risk management, the Company has entered into two interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates.  The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled quarterly and mature on June 15, 2016. The interest rate swaps each had a notional amount of $1.8 million at June 30, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair value of $106,132. The Company had a gain of $12,828 on the interest rate swap asset and a loss of $12,828 on the interest rate swap liability for the quarter ended June 30, 2014, and the Company had a gain of $26,306 on the interest rate swap asset and a loss of $26,306 on the interest rate swap liability for the six months ended June 30, 2014. The Company had a gain of $25,543 on the interest rate swap asset and a loss of $25,543 on the interest rate swap liability for the quarter ended June 30, 2013 and the Company had a gain of $41,939 on the interest rate swap asset and a loss of $41,939 on the interest rate swap liability for the six months ended June 30, 2013. The interest rate swaps had a notional amount of $1.8 million outstanding as of December 31, 2013 and were included in other assets and other liabilities at their fair market value of $132,438. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

At June 30, 2014, the Bank had $24.3 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $39.6 million of forward commitments outstanding for original commitments and outstanding mortgage loans held-for-sale under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other liabilities was $99,962 at June 30, 2014. The fair value of the interest rate lock commitments recorded in other assets was $230,844 at June 30, 2014. Recognition of losses related to the change in fair value of forward sales commitments were $(138,840) for the three months ended June 30, 2014 and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments were $52,792 for the three months ended June 30, 2014 and are included in mortgage banking activities income. Recognition of gains related to the change in fair value of the interest rate lock commitments and losses related to forward sales commitments were $254,066 and $(247,194) for the six months ended June 30, 2014, respectively, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and gains related to forward sales commitments were $(1.1) million and $1.0 million for the

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

three months ended June 30, 2013, respectively, and are included in other income. Recognition of losses related to the change in fair value of the interest rate lock commitments and recognition of gains on forward sales commitments were $(1.2) million and $1.1 million for the six months ended June 30, 2013, respectively, and are included in other income. At December 31, 2013, the Bank had $13.4 million of commitments outstanding to originate mortgage loans held-for-sale at fixed prices and $31.9 million of forward commitments outstanding under best efforts contracts to sell mortgages to agencies and other investors. The fair value of forward sales commitments recorded in other assets was $147,232 and the fair value of the interest rate lock commitments recorded in other liabilities was $23,222 at December 31, 2013.

10. Loans and Allowance for Loan Losses
General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, home equity, and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The following table presents loans at June 30, 2014 and December 31, 2013 by class:

	June 30,	December 31,
	2014	2013
	(in thousands)
Construction and land development	$127,553	$131,035
Commercial real estate:
Owner occupied	417,340	382,766
Non-owner occupied	203,250	196,926
Residential mortgages:
Secured 1-4 family	178,288	174,072
Multifamily	64,805	41,713
Home equity lines of credit	197,095	194,145
Commercial	184,438	185,443
Consumer and other	45,975	51,667
Total	1,418,744	1,357,767
Less: Net deferred loan origination fees	1,124	979
Allowance for loan losses	(16,449)	(18,063)
Loans, net	$1,403,419	$1,340,683

Real Estate Loans. Real estate loans include construction and land development loans, commercial real estate loans, residential mortgages, and home equity lines of credit.
Commercial real estate loans totaled $620.6 million and $579.7 million at June 30, 2014 and December 31, 2013, respectively. This lending involves loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
Construction/development lending totaled $127.6 million and $131.0 million at June 30, 2014 and December 31, 2013, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes; however, the Bank also engages in selected speculative housing lending to existing builder clients utilizing lots that the Bank has a collateral interest in. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank limits its construction lending risk through adherence to established underwriting procedures.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Residential one-to-four family loans amounted to $178.3 million and $174.1 million at June 30, 2014 and December 31, 2013, respectively. The Bank's residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank's market areas.
Home equity lines of credit totaled $197.1 million and $194.1 million at June 30, 2014 and December 31, 2013, respectively. The Bank's home equity lines of credit generally are variable rate lines of credit secured by junior liens on 1-4 family residential properties with interest only payment options during a draw period. At the end of the draw period, the line of credit generally converts to an amortizing payment with repayment terms of up to 30 years.
Commercial Loans. At June 30, 2014 and December 31, 2013, the Bank's commercial loan portfolio totaled $184.4 million and $185.4 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.
Consumer Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans. Consumer loans totaled $46.0 million and $51.7 million at June 30, 2014 and December 31, 2013, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles, boats, recreational vehicles, and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

The following is a summary of credit quality indicators by class at June 30, 2014 and December 31, 2013:

Real Estate Credit Exposure as of June 30, 2014
		Commercial Real Estate
	Construction	Owner Occupied	Non-owner Occupied	1-4 Family	Multifamily	Home Equity
	(in thousands)
High Quality	$—	$—	$—	$88	$—	$145
Good Quality	340	750	1,565	810	946	6,256
Satisfactory	21,120	121,367	49,414	101,975	7,854	120,062
Merits Attention	91,877	258,125	142,141	63,600	55,163	62,853
Special Mention	11,231	24,904	7,214	4,394	280	5,473
Substandard	780	3,807	1,144	2,756	556	1,294
Substandard impaired	2,205	8,387	1,772	4,665	6	1,012
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
	$127,553	$417,340	$203,250	$178,288	$64,805	$197,095

Other Credit Exposures as of June 30, 2014
	Commercial	Consumer and Other	Total Loans
	(in thousands)
High Quality	$2,002	$1,785	$4,020
Good Quality	4,748	1,360	16,775
Satisfactory	56,526	22,178	500,496
Merits Attention	107,531	19,590	800,880
Special Mention	5,168	783	59,447
Substandard	5,676	2	16,015
Substandard impaired	2,787	277	21,111
Doubtful	—	—	—
Loss	—	—	—
	$184,438	$45,975	$1,418,744

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

Nonaccrual loans and past due loans. Nonperforming assets include loans classified as nonaccrual, foreclosed bank-owned property and loans past due 90 days or more on which interest is still being accrued. It is the general policy of the Bank to stop accruing interest for all classes of loans past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful. In addition, certain restructured loans are placed on nonaccrual status until sufficient evidence of timely payment is obtained. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against interest income in the current period. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. There were no financing receivables past due over 90 days accruing interest as of June 30, 2014 and December 31, 2013.

Nonperforming loans as of June 30, 2014 totaled $19.0 million, or 1.32% of total loans, compared with $15.4 million, or 1.12% of total loans, as of December 31, 2013. The Bank aggressively pursues the collection and repayment of all loans. Other nonperforming assets, such as repossessed and foreclosed collateral is aggressively liquidated by the Bank's collection department. The total number of loans on nonaccrual status has increased from 195 at December 31, 2013 to 202 at June 30, 2014.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following is a breakdown of nonaccrual loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Financing Receivables on Nonaccrual status
Construction	$2,205	$2,331
Commercial real estate:
Owner occupied	6,403	4,417
Non-owner occupied	1,740	1,806
Mortgages:
Secured 1-4 family first lien	4,576	2,734
Multifamily	6	256
Home equity lines of credit	1,011	1,285
Commercial	2,787	2,306
Consumer and other	254	258
Total	$18,982	$15,393

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
June 30, 2014	(in thousands)
Construction	$1,271	$—	$847	$2,118	$125,435	$127,553
Commercial real estate:
Owner occupied	1,080	77	3,507	4,664	412,676	417,340
Non-owner occupied	681	—	863	1,544	201,706	203,250
Commercial	484	1,153	2,092	3,729	180,709	184,438
Mortgages:
Secured 1-4 family- first lien	975	224	3,144	4,343	173,945	178,288
Multifamily	—	—	—	—	64,805	64,805
Home equity lines of credit	523	96	160	779	196,316	197,095
Consumer and other	151	58	37	246	45,729	45,975
Total	$5,165	$1,608	$10,650	$17,423	$1,401,321	$1,418,744

December 31, 2013
Construction	$855	$207	$541	$1,603	$129,432	$131,035
Commercial real estate:
Owner occupied	1,973	—	58	2,031	380,735	382,766
Non-owner occupied	1,172	129	432	1,733	195,193	196,926
Commercial	2,029	742	142	2,913	182,530	185,443
Mortgages:
Secured 1-4 family- first lien	2,738	1,190	1,186	5,114	168,958	174,072
Multifamily	—	249	—	249	41,464	41,713
Home equity lines of credit	909	341	75	1,325	192,820	194,145
Consumer and other	322	62	52	436	51,231	51,667
Total	$9,998	$2,920	$2,486	$15,404	$1,342,363	$1,357,767

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

Impaired loans under $250,000 are collectively reviewed for impairment based on homogeneous pools established for each class of impaired loans with similar risk characteristics in accordance with ASC 310-10-35-21 and are not included with non-impaired loans. Separate loss given probability of default rates are calculated for each impaired pool representing the risk associated with impaired loans less than $250,000 for that pool of loans. Total impaired loans under $250,000 collectively evaluated were $7.8

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

million and $6.2 million, as of June 30, 2014 and December 31, 2013, respectively. Reserves on impaired loans collectively evaluated were $2.4 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively.

The following table presents the Bank's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			Quarter to Date June 30, 2014		Year to Date June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)

Impaired loans without a related allowance for loan losses
Construction	$1,154	$1,252	$—	$1,628	$8	$2,671	$36
Commercial real estate:
Owner occupied	7,725	8,386	—	7,861	40	7,392	110
Non-owner occupied	1,470	1,541	—	1,534	4	1,868	8
Commercial	769	769	—	771	12	1,296	23
Mortgages:
Secured 1-4 family real estate	606	683	—	611	7	641	14
Multifamily	—	—	—	—	—	37	—
Home equity lines of credit	—	—	—	—	—	66	—
Consumer and other	—	—	—	—	—	—	—
Impaired loans with a related allowance for loan losses
Construction	$826	$937	$191	$669	$—	$383	$—
Commercial real estate:
Owner occupied	5,581	5,582	134	5,474	65	5,274	126
Non-owner occupied	642	642	42	643	8	643	16
Commercial	1,617	1,617	908	1,290	12	894	12
Mortgages:
Secured 1-4 family real estate	1,798	1,824	720	1,434	3	960	3
Multifamily	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total impaired loans
Construction	$1,980	$2,189	$191	$2,297	$8	$3,054	$36
Commercial real estate:
Owner occupied	13,306	13,968	134	13,335	105	12,666	236
Non-owner occupied	2,112	2,183	42	2,177	12	2,511	24
Commercial	2,386	2,386	908	2,061	24	2,190	35
Mortgages:
Secured 1-4 family real estate	2,404	2,507	720	2,045	10	1,601	17
Multifamily	—	—	—	—	—	37	—
Home equity lines of credit	—	—	—	—	—	66	—
Consumer and other	—	—	—	—	—	—	—
Total impaired loans individually reviewed for impairment	$22,188	$23,233	$1,995	$21,915	$159	$22,125	$348

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	December 31, 2013			Quarter to Date June 30, 2013		Year to Date June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans without a related allowance for loan losses
Construction	$2,816	$2,997	$—	$5,665	$60	$3,938	$36
Commercial real estate:
Owner occupied	5,445	5,981	—	3,282	49	2,443	24
Non-owner occupied	4,469	4,537	—	5,417	113	3,907	53
Commercial	4,095	4,502	—	4,433	79	3,317	40
Mortgages:
Secured 1-4 family real estate	661	731	—	710	14	514	7
Multifamily	—	—	—	258	—	192	—
Home equity lines of credit	425	477	—	468	—	345	—
Consumer and other	—	—	—	—	—	1	—
Impaired loans with a related allowance for loan losses
Construction	$200	$215	$40	$1,613	$25	$846	$3
Commercial real estate:
Owner occupied	5,131	5,172	201	7,679	116	7,655	58
Non-owner occupied	645	645	50	464	2	426	—
Commercial	308	313	105	1,193	—	1,193	—
Mortgages:
Secured 1-4 family real estate	331	341	161	401	3	396	—
Multifamily	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	743	2	741	—
Consumer and other	—	—	—	—	—	—	—
Total impaired loans
Construction	$3,016	$3,212	$40	$7,278	$85	$4,784	$39
Commercial real estate:
Owner occupied	10,576	11,153	201	10,961	165	10,098	82
Non-owner occupied	5,114	5,182	50	5,881	115	4,333	53
Commercial	4,403	4,815	105	5,626	79	4,510	40
Mortgages:
Secured 1-4 family real estate	992	1,072	161	1,111	17	910	7
Multifamily	—	—	—	258	—	192	—
Home equity lines of credit	425	477	—	1,211	2	1,086	—
Consumer and other	—	—	—	—	—	1	—
Total impaired loan individually reviewed for impairment	$24,526	$25,911	$557	$32,326	$463	$25,914	$221

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Troubled Debt Restructured Loans. Total amount of troubled debt restructured loans outstanding as of June 30, 2014 was $14.2 million with related reserves of $393,912. Approximately $11.0 million of troubled debt restructured loans are current and accruing interest as of June 30, 2014, as these loans have sufficient evidence of paying according to the new restructured terms. Total amount of troubled debt restructured loans outstanding as of December 31, 2013 were $21.5 million with related reserves of $1.2 million. Approximately $15.3 million of troubled debt restructured loans were accruing interest as of December 31, 2013, as these loans have sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for troubled debt restructured loans for the three and six months ended June 30, 2014 and 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
		(in thousands)		(in thousands)
Principal payment reduction
Commercial real estate:
Non-owner occupied	—	$—	1	$477
Total	—	$—	1	$477

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms		(In thousands)
Commercial real estate:
Owner occupied	1	$499	2	724
Non-owner occupied	—	—	1	165
Total extended payment terms	1	$499	3	$889

Total	1	$499	4	$889

The following tables present loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three and six months ended June 30, 2013. There were no loans modified as troubled debt restructurings during the previous twelve months for which there was a payment default during the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
Extended payment terms		(In thousands)		(In thousands)
Construction	—	$—	2	$593
Commercial real estate:
Non-owner occupied	—	—	1	121
Total extended payment terms	—	$—	3	$714

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for (recovery of) loan losses was $(891,000) for the quarter ended June 30, 2014 as compared to $55,000 for the quarter ended June 30, 2013. The provision expense is determined by management with the use of the Bank's allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, real estate characteristics, past due and nonaccrual trends, watch list trends, charge-off trends, and underwriting and servicing assessments. The real estate characteristics component includes trends in real estate concentrations, exceptions to Federal Deposit Insurance Corporation ("FDIC") guidelines for loan-to-value ratios, and changes in real estate market values. Other factors impacting the allowance at June 30, 2014 were watch list trends, unemployment rate trends, and underwriting and servicing assessments.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following tables present changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013:

	March 31, 2014	Charge-offs	Recoveries	Provision (Recovery)	June 30, 2014
	(Amounts in thousands)
Construction	$2,403	$69	$71	$(100)	$2,305
Commercial real estate:
Owner occupied	2,988	—	763	(903)	2,848
Non-owner occupied	1,971	80	116	(412)	1,595
Commercial	4,072	81	111	606	4,708
Mortgages:
Secured 1-4 family- first lien	2,111	8	8	392	2,503
Multifamily	429	—	—	(57)	372
Home equity lines of credit	2,108	19	40	(409)	1,720
Consumer and other	440	90	56	(8)	398
	$16,522	$347	$1,165	$(891)	$16,449

	March 31, 2013	Charge-offs	Recoveries	Provision (Recovery)	June 30, 2013
	(Amounts in thousands)
Construction	$4,034	$1,188	$82	$737	$3,665
Commercial real estate:
Owner occupied	4,413	234	18	(37)	4,160
Non-owner occupied	3,811	—	18	(370)	3,459
Commercial	4,005	224	236	(32)	3,985
Mortgages:
Secured 1-4 family- first lien	2,878	387	79	74	2,644
Multifamily	579	—	—	(66)	513
Home equity lines of credit	4,134	—	31	(322)	3,843
Consumer and other	638	82	28	71	655
	$24,492	$2,115	$492	$55	$22,924

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	December 31, 2013	Charge-offs	Recoveries	Provision (Recovery)	June 30, 2014
	(Amounts in thousands)
Construction	$3,169	$326	$163	$(701)	$2,305
Commercial real estate:
Owner occupied	3,089	—	784	(1,025)	2,848
Non-owner occupied	2,081	889	697	(294)	1,595
Commercial	3,733	826	430	1,371	4,708
Mortgages:
Secured 1-4 family- first lien	2,368	240	15	360	2,503
Multifamily	436	80	—	16	372
Home equity lines of credit	2,656	149	210	(997)	1,720
Consumer and other	531	128	76	(81)	398
	$18,063	$2,638	$2,375	$(1,351)	$16,449

	December 31, 2012	Charge-offs	Recoveries	Provision (Recovery)	June 30, 2013
	(Amounts in thousands)
Construction	$4,269	$1,834	$598	$632	$3,665
Commercial real estate:
Owner occupied	4,374	244	42	(12)	4,160
Non-owner occupied	3,935	175	24	(325)	3,459
Commercial	4,291	622	321	(5)	3,985
Mortgages:
Secured 1-4 family- first lien	3,191	639	100	(8)	2,644
Multifamily	594	—	—	(81)	513
Home equity lines of credit	3,822	81	116	(14)	3,843
Consumer and other	673	172	49	105	655
	$25,149	$3,767	$1,250	$292	$22,924

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following tables provide a breakdown of allowance for loan losses for collectively evaluated and individually evaluated loans by type as of June 30, 2014 and December 31, 2013.

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of June 30, 2014	(Amounts in thousands)
Construction	$191	$1,980	$2,115	$125,573
Commercial real estate:
Owner occupied	134	13,306	2,714	404,034
Non-owner occupied	42	2,112	1,552	201,138
Commercial	908	2,386	3,801	182,052
Mortgages:
Secured 1-4 family- first lien	720	2,404	1,783	175,884
Multifamily	—	—	372	64,805
Home equity lines of credit	—	—	1,719	197,095
Consumer and other	—	—	398	45,975
	$1,995	$22,188	$14,454	$1,396,556

	Reserves for loans individually evaluated for impairment	Loans individually evaluated for impairment	Reserves for loans collectively evaluated for impairment	Loans collectively evaluated for impairment
As of December 31, 2013	(Amounts in thousands)
Construction	$40	$3,016	$3,129	$128,019
Commercial real estate:
Owner occupied	201	10,576	2,888	372,190
Non-owner occupied	50	5,114	2,031	191,812
Commercial	105	4,403	3,628	181,040
Mortgages:
Secured 1-4 family- first lien	161	992	2,207	173,080
Multifamily	—	—	436	41,713
Home equity lines of credit	—	425	2,656	193,720
Consumer and other	—	—	531	51,667
	$557	$24,526	$17,506	$1,333,241

Included in the tables above is one remaining acquired receivable with deteriorated credit quality. The remaining receivable is a single one-to-four family residential loan with a recorded investment of $88,763 and $90,741 as of June 30, 2014 and December 31, 2013, respectively, with related allowances of $24,270 and $3,567 as of June 30, 2014 and December 31, 2013, respectively.

The allowance model is applied to determine the specific allowance balance for impaired loans and the general allowance balance for unimpaired loans and impaired loans collectively evaluated grouped by loan type.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by loan classification. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for credit losses related to unfunded lending commitments was $109,369 and $116,309 as of June 30, 2014 and December 31, 2013, respectively.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase.  The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company.  Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers.  As of June 30, 2014, the Company had reserves for mortgage loans sold of $202,080, and charges against reserves for the three months ended June 30, 2014 were $2,182. For the three months ended June 30, 2014, the Company recorded $7,512 in recapture of provision expense related to potential repurchase and warranties exposure on the $36.8 million in loan sales that occurred during the period.  For the three months ended June 30, 2013, the Company recorded $3,898 in provision expense related to potential repurchase and warranties exposure. There were no charges against reserves for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recorded $12,424 in recapture of provision expense related to potential repurchase and warranties exposure and charges against reserves were $2,182. For the six months ended June 30, 2013, the Company recorded $1.3 million in recapture of provision expense related to potential repurchase and warranties exposure and charges against reserves were $83,198. Reduction in provisions for the three months ended June 30, 2013 were the result of decreased mortgage activity, improvements in historical loss experience, and declines in specific reserves as claims were paid and settled from previously established reserves. For the three and six ended June 30, 2014 and 2013, the Company did not repurchase any mortgage loans sold. As of December 31, 2013, the Company had reserves for mortgage loans sold of $216,687 related to potential repurchase and warranties exposure.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

Interest Rate Swaps

Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, the Company classifies interest rate swaps as Level 3.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following table presents a rollforward of interest rate swaps from March 31, 2013 to June 30, 2014 and from March 31, 2014 to June 30, 2014,

	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, March 31, 2013	$180	$180
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(26)	(26)
Balance, June 30, 2013	$154	$154

Balance, March 31, 2014	$119	$119
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(13)	(13)
Balance, June 30, 2014	$106	$106

The following table presents a rollforward of interest rate swaps from December 31, 2012 to June 30, 2013, and from
December 31, 2013 to June 30, 2014.
	Level 3
	Fair Value- Assets	Fair Value- Liabilities
	(Amounts in thousands)
Balance, December 31, 2012	$196	$196
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(42)	(42)
Balance, June 30, 2013	$154	$154

Balance, December 31, 2013	$132	$132
Purchases, sales, issuances and settlements	—	—
Gains (losses) included in other income	(26)	(26)
Balance, June 30, 2014	$106	$106

Interest Rate Locks and Forward Loan Sale Commitments

The Bank enters into interest rate lock commitments and commitments to sell mortgages. At June 30, 2014, the amount of fair value associated with these interest rate lock commitments and sale commitments was $231,000 and $(100,000), respectively. At December 31, 2013, the amount of fair value associated with these interest rate lock commitments and sale commitments was $(23,000) and $147,000, respectively. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.

The Company classifies interest rate lock commitments as Level 3. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The Company classified forward sale commitments as Level 2. There have been no changes in valuation techniques for the three and six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following table presents a rollforward of interest rate lock commitments for the three and six months ended June 30, 2014 and 2013, respectively.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2014 and 2013	$178	$807
Gains (losses) included in other income	53	(1,119)
Transfer in and out	—	—
Balance, June 30, 2014 and 2013	$231	$(312)

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2013 and 2012	$(23)	$873
Gains (losses) included in other income	254	(1,185)
Transfer in and out	—	—
Balance, June 30, 2014 and 2013	$231	$(312)

Mortgage Servicing Rights

A valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the pool, calculated by a third party at least semi-annually, using assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as a Level 3 asset. There have been no changes in valuation techniques for the three and six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

The following table presents a rollforward of mortgage servicing rights for the three and six months ended June 30, 2014 and 2013 and shows that the mortgage servicing rights are classified as Level 3 as discussed above.

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, March 31, 2014 and 2013	$4,782	$3,045
Capitalized	149	269
Gains (losses) included in other income	(160)	511
Balance, June 30, 2014 and 2013	$4,771	$3,825

	Level 3
	Fair Value	Fair Value
	(In thousands)
Balance, December 31, 2013 and 2012	$4,536	$2,525
Capitalized	285	687
Gains (losses) included in other income	(50)	613
Balance, June 30, 2014 and 2013	$4,771	$3,825

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At June 30, 2014, the cost of the Company's mortgage loans held-for-sale was less than the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the three and six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes and applying liquidity discounts and deducting expected selling costs), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third-party appraisals and applying liquidity discounts. Third party appraisals are obtained at least annually for all impaired loans greater than $250,000. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the three and six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral (through appraisal processes and applying liquidity discounts and deducting expected selling costs). When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at June 30, 2014 is $2.3 million. At December 31, 2013 the carrying value of OREO was $3.3 million. There have been no changes in valuation techniques for the three and six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following table presents assets and (liabilities) measured at fair value on a recurring basis:

June 30, 2014 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,313	$—	$16,313	$—
Government sponsored agencies:
Residential mortgage-backed securities	100,257	—	100,257	—
Collateralized mortgage obligations	44,685	—	44,685	—
Private label collateralized mortgage obligations	12,719	—	12,719	—
State and municipal securities	82,136	—	82,136	—
Common and preferred stocks	3,033	3,033	—	—
Interest rate swap agreements	106	—	—	106
Interest rate swap agreements	(106)	—	—	(106)
Interest rate lock commitments	231	—	—	231
Forward loan sale commitments	(100)	—	(100)	—
Mortgage servicing rights	4,771	—	—	4,771

December 31, 2013 (in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$16,392	$—	$16,392	$—
Government sponsored agencies:
Residential mortgage-backed securities	103,441	—	103,441	—
Collateralized mortgage obligations	52,743	—	52,743	—
Private label collateralized mortgage obligations	14,491	—	14,491	—
State and municipal securities	98,704	—	98,704	—
Common and preferred stocks	3,151	3,151	—	—
Interest rate swap agreements	132	—	—	132
Interest rate swap agreements	(132)	—	—	(132)
Interest rate lock commitments	(23)	—	—	(23)
Forward loan sale commitments	147	—	147	—
Mortgage servicing rights	4,536	—	—	4,536

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at June 30, 2014 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$106	Discounted cash flow	Discount rate	0.35%
Interest Rate Lock Commitments	231	Pricing model	Pull through rates	77.22%
Mortgage Servicing Rights	4,771	Discounted cash flow	Constant prepayment rate	9.50%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$8,469	Discounted appraisals	Collateral discounts	15%
Other real estate owned	289	Discounted appraisals	Collateral discounts	15%

	Fair Value at December 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Recurring measurements:
Interest Rate Swaps	$132	Discounted cash flow	Discount rate	0.50%
Interest Rate Lock Commitments	(23)	Pricing model	Pull through rates	86.40%
Mortgage Servicing Rights	4,536	Discounted cash flow	Constant prepayment rate	9.72%
			Cost of service	$50
			Discount rate	8%
Nonrecurring measurements:
Impaired loans	$6,058	Discounted appraisals	Collateral discounts	10-15%
Other real estate owned	1,034	Discounted appraisals	Collateral discounts	15%

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

an estimated fair value.  To assess the reasonableness of the fair value measurement, the fair value and constant prepayment rates are compared to forward-looking estimates by the Company.

The following table presents assets measured at fair value on a nonrecurring basis:

	Fair Value	Level 1	Level 2	Level 3
June 30, 2014	(Amounts in thousands)
Other real estate owned	$289	$—	$—	$289
Impaired loans:
Construction	635	—	—	635
Commercial real estate:
Owner occupied	5,448	—	—	5,448
Non-owner occupied	599	—	—	599
Commercial	709	—	—	709
Mortgages:
Secured 1-4 family real estate	1,078	—	—	1,078

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013	(Amounts in thousands)
Other real estate owned	$1,034	$—	$—	$1,034
Impaired loans:
Construction	160	—	—	160
Commercial real estate:
Owner occupied	4,930	—	—	4,930
Non-owner occupied	595	—	—	595
Commercial	203	—	—	203
Mortgages:
Secured 1-4 family real estate	170	—	—	170

There were no transfers between valuation levels for any assets during the three and six months ended June 30, 2014 or 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

12. Financial Instruments

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$36,131	$36,131	$36,131	$—	$—
Investment securities	259,143	259,143	3,033	256,110	—
Loans and loans held-for-sale, net	1,419,115	1,388,764	—	15,696	1,373,068
Accrued interest receivable	5,878	5,878	—	1,600	4,277
Federal Home Loan Bank stock	3,778	3,778	—	3,778	—
Interest rate swap agreements	106	106	—	—	106
Interest rate lock commitments	231	231	—	—	231
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	994,099	994,099	—	994,099	—
Time deposits	515,482	520,501	—	520,501	—
Borrowed funds	108,838	92,025	—	92,025	—
Accrued interest payable	734	734	—	734	—
Interest rate swap agreements	106	106	—	—	106
Forward sales commitments	100	100	—	100	—

	December 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$40,995	$40,995	$40,995	$—	$—
Investment securities	288,922	288,922	3,151	285,771	—
Loans and loans held-for-sale, net	1,359,596	1,294,654	—	18,913	1,275,741
Accrued interest receivable	6,219	6,219	—	1,705	4,514
Federal Home Loan Bank stock	3,473	3,473	3,473	—	—
Interest rate swap agreements	132	132	—	—	132
Forward sales commitments	147	147	—	147	—
Financial liabilities:
Demand deposits, NOW, savings
and money market accounts	961,154	911,457	—	911,457	—
Time deposits	557,269	560,008	—	560,008	—
Borrowed funds	89,214	66,690	—	66,690	—
Accrued interest payable	852	852	—	852	—
Interest rate swap agreements	132	132	—	—	132
Interest rate lock commitments	23	23	—	—	23

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The fair values as have been determined using the following methodologies for each financial instrument class except that the fair value methodology for June 30, 2014 is consistent with the fair values used in the previously disclosed VantageSouth business combination transaction in the areas of loans receivable, demand deposits, time deposits, and borrowing as follows:

•	The fair value was estimated based on the estimated lifetime credit losses on the loan portfolio, and the present value of the differences between contractual interest rates and market interest rates.

•
The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2014 and December 31, 2013, respectively. The fair value of fixed-maturity certificates of deposit and individual retirement accounts represents the estimated fair value premium on time deposits which was calculated by discounting future contractual interest payments at a current market interest rate.

•
The fair values of borrowings are based on the estimated fair value of borrowings, which was calculated by discounting future contractual interest payments at a current market interest rate. This fair value premium is also consistent with the prepayment penalty the FHLB would charge to terminate the advance.

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

As of December 31, 2013, for certain categories of loans, such as installment and commercial loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The cost of fixed rate mortgage loans held-for-sale approximates the lower of cost or market as these loans are typically sold within 60 days of origination. Fair values for adjustable-rate mortgages are based on quoted market prices of similar loans adjusted for differences in loan characteristics. The Company applied an additional illiquidity discount in the amount of 5.0%.

The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2013. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using rates currently offered for similar deposits with similar maturities.

The fair values of borrowings as of December 31, 2013 are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

13. Business Segment Information

The Company has two reportable segments, including banking activities and mortgage banking activities. The following table details the results of operations for the three and six months ended June 30, 2014 and 2013 for bank activities and mortgage activities.

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For Three Months Ended June 30, 2014
Interest income	$17,650	$918	$—	$18,568
Interest expense	1,841	—	141	1,982
Net interest income	15,809	918	(141)	16,586
Provision for (recovery of) loan losses	(891)	—	—	(891)
Net interest income (loss) after provision for (recovery of) loan losses	16,700	918	(141)	17,477
Other income	2,687	769	35	3,491
Other expense	12,729	1,189	104	14,022
Income (loss) before income taxes	6,658	498	(210)	6,946
Income taxes	2,558	—	—	2,558
Net income (loss)	$4,100	$498	$(210)	$4,388

Total assets	$1,720,734	$99,723	$2,426	$1,822,883
Net loans	1,325,243	78,176	—	1,403,419
Loans held for sale	—	15,696	—	15,696

For the Six Months Ended June 30, 2014
Interest income	$35,298	$1,936	$—	$37,234
Interest expense	3,723	—	322	4,045
Net interest income	31,575	1,936	(322)	33,189
Provision for loan losses	(1,351)		—	(1,351)
Net interest income (loss) after provision for loan losses	32,926	1,936	(322)	34,540
Other income	6,353	1,791	44	8,188
Other expense	26,640	2,425	150	29,215
Income (loss) before income taxes	12,639	1,302	(428)	13,513
Income taxes	5,217	—	—	5,217
Net income (loss)	$7,422	$1,302	$(428)	$8,296

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	Bank Activities	Mortgage Activities	Other (1)	Total
	(Amounts in thousands)
For the Three Months Ended June 30, 2013
Interest income	$17,674	$977	$—	$18,651
Interest expense	2,338	—	192	2,530
Net interest income	15,336	977	(192)	16,121
Provision for loan losses	55	—	—	55
Net interest income (loss) after provision for loan losses	15,281	977	(192)	16,066
Other income	3,597	2,546	41	6,184
Other expense	13,308	1,316	219	14,843
Income (loss) before income tax expense	5,570	2,207	(370)	7,407
Income tax expense	2,598	—	—	2,598
Net income (loss)	$2,972	$2,207	$(370)	$4,809
Balance Sheet Information as of December 31, 2013
Total assets	$1,779,473	$24,172	$2,382	$1,806,027
Net loans	1,340,683	—	—	1,340,683
Loans held for sale	—	18,913	—	18,913

For the Six Months Ended June 30, 2013
Interest income	$35,054	$1,872	$—	$36,926
Interest expense	5,369	—	384	5,753
Net interest income	29,685	1,872	(384)	31,173
Provision for loan losses	292	—	—	292
Net interest income (loss) after provision for loan losses	29,393	1,872	(384)	30,881
Other income	5,980	5,834	26	11,840
Other expense	25,113	2,719	225	28,057
Loss before income tax expense	10,260	4,987	(583)	14,664
Income tax expense	5,206	—	—	5,206
Net loss	$5,054	$4,987	$(583)	$9,458

(1)	Included in this column are Holding Company assets and Holding Company income and expenses.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

14. Income Taxes

The following table presents the provision (benefit) for income taxes for the six months ended June 30, 2014 and 2013:

	2014	2013
	(in thousands)
Current:
Federal	$(134)	$(134)
State	—	—
	(134)	(134)
Deferred:
Federal	4,473	4,324
State	878	1,016
	5,351	5,340
Decrease in valuation allowance for deferred tax assets	—	—
Total income taxes	$5,217	$5,206

The following table presents the tax effects of significant components of the Company's net deferred tax assets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,332	$6,956
Other than temporary impairment	829	829
Accrued liabilities	39	55
OREO property	97	178
Net operating loss	10,579	14,375
Mortgage goodwill	715	779
Unrealized loss on available-for-sale securities	—	—
Other	2,663	3,243
	21,254	26,415
Less: Valuation Allowance	—	—
	$21,254	$26,415

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$(1,277)	$(3)
FMV adjustment related to mergers	(134)	(97)
Depreciation	(1,887)	(1,753)
Prepaid expenses	(342)	(342)
Core deposit intangible	(645)	(765)
Noncompete intangible	(7)	(24)
Other	(7)	(6)
	$(4,299)	$(2,990)
Net deferred tax assets	$16,955	$23,425

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Our net deferred tax asset was $17.0 million at June 30, 2014 and $23.4 million at December 31, 2013. In evaluating whether the Company will realize the full benefit of its net deferred tax asset, it considers both positive and negative evidence, including recent earnings trends and projected earnings, asset quality, and other significant events. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

As of June 30, 2014, the Company returned to a cumulative pretax income position excluding goodwill impairment for the three-year period ending June 30, 2014 of $18.9 million and the Company is projecting income on a pretax basis, as well as taxable income, for the future periods 2014 through 2016. Credit quality has also improved dramatically over the past two years, including significant decreases in classified loans and nonperforming loans.

After review of all available evidence and based on the weight of such evidence, the Company believes the realization of the deferred tax asset is, more likely than not and no valuation allowance is deemed necessary at June 30, 2014 based primarily on a return to profitability, pretax income trends, projected pretax income for the years 2014 through 2016 and improving credit quality metrics.

	June 30, 2014
	Cumulative Loss Test
	2011*	2012	2013	2014**	Total
Income (loss) before income taxes	$8,777	$(32,635)	$29,227	$13,513	$18,882
Goodwill impairment	—	—	—	—	—
	$8,777	$(32,635)	$29,227	$13,513	$18,882

*3rd - 4th quarter of 2011
**1st - 2nd quarter of 2014

Federal net operating losses can be deducted over the twenty year carryforward period. Currently, management is projecting full utilization of these tax benefits within 3 years from June 30, 2014. The Company's loss carryforwards for the tax period ending December 31, 2013 include net operating loss carryforwards generated in the acquisition of Cardinal State Bank in 2008 and American Community Bank in 2009, as well as net operating loss carryforwards for the Company. The expiration of the loss carryforwards for the tax period ending June 30, 2014 are as follows:

	Net Operating Loss Carryforward June 30, 2014	Expiration
	(in thousands)
Cardinal State Bank acquisition	$2,424	2029
American Community Bank acquisition	345	2030
Yadkin Federal Tax	25,968	2031
Yadkin State Tax	16,987	2031
Total Loss Carryforwards	$45,724

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The following table presents a reconciliation of applicable income taxes for the six months ended June 30, 2014 and 2013 to the amount of tax expense computed at the statutory federal income tax rate of 35%:

	2014	2013
	(in thousands)
Tax expense at statutory rate on income before income taxes	$4,729	$5,132
Increases (decreases) resulting from:
Tax-exempt interest on investments	(454)	(494)
State income tax, net of federal benefits	570	660
Income from bank-owned life insurance	(96)	(106)
Non-deductible merger expenses	454	—
Other	14	14
Total income taxes	$5,217	$5,206

15. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Beginning balance	$766	$3,813	5	4,184
Other comprehensive income (loss) net of income tax effect before reclassifications	1,258	(4,587)	2,713	(4,956)
Amounts reclassified from accumulated comprehensive income:
Realized gain on sale of securities	(3)	(272)	(1,131)	(276)
Impairment expense	—	—	—	—
Reclassified amounts before tax	(3)	(272)	(1,131)	(276)
Tax expense	1	104	435	106
Total reclassifications net of tax	(2)	(168)	(696)	(170)

Net current period other comprehensive income (loss)	1,256	(4,755)	2,017	(5,126)

Ending balance	$2,022	$(942)	2,022	(942)

The income statement line items impacted by the reclassifications of realized gains on the sale of securities are the net gain on sale of securities and income tax expense line items in the condensed consolidated statements of income.

16. Subsequent Events

Management evaluated subsequent events from June 30, 2014 through August 6, 2014, the date the financial statements were available to be issued. No significant subsequent events were identified which would affect the presentation of the financial information. Effective July 4, 2014, the Company amended its articles of incorporation to increase the authorized shares of common stock to 75,000,000, with a par value of $1.00 per share. Also, effective July 4, 2014, the Company completed the Mergers (see Note 2 above for further information).

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

•	reduced earnings due to larger credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	costs or difficulties related to the integration of the banks we acquire, including the integration of VantageSouth Bank with and into Yadkin Bank, may be greater than expected;

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see our filings with the SEC, including without limitation our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2014 and 2013 and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

In 2013, the Company executed a one-for-three reverse stock split and filed an amendment to both the Company's and the Bank's Articles of Incorporation changing their name to Yadkin Financial Corporation and Yadkin Bank, respectively. Both of these events, along with the Company's new stock symbol, YDKN, were effective on May 28, 2013. All references to share data have been adjusted for the effect of this reverse stock split.

Recent Events

On July 4, 2014, the Company completed the merger of VantageSouth Bancshares, Inc. (“VantageSouth”) and Piedmont Community Bank Holdings, Inc. (“Piedmont”) with and into the Company (the “Mergers”).  The Mergers were completed pursuant to an Agreement and Plan of Merger dated January 27, 2014, by and among the Company, VantageSouth and Piedmont (as amended, the “Merger Agreement”).  At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation.  Immediately following the Mergers,  VantageSouth Bank, a North Carolina banking corporation and wholly owned subsidiary of VantageSouth, was merged with and into the Bank, with the Bank continuing as the surviving bank.  Pursuant to the Merger Agreement, each outstanding share of VantageSouth common stock (other than shares held by Piedmont, which were cancelled) was converted into the right to receive 0.3125 shares of the Company’s voting common stock.  Each outstanding share of Piedmont common stock was converted into the right to receive (i) 6.28597 shares of the Company’s voting common stock; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of the Company’s voting common stock at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan.  The Piedmont Phantom Plan, which is a type of deferred compensation plan, has been assumed by the Company.   A total of 856,447 shares of the Company’s voting common stock that otherwise would have been issued to Piedmont stockholders as merger consideration if the Piedmont Phantom Equity Plan did not exist has been issued to a rabbi trust established by the Company to serve as a source of payment for both (i) payments due under the Piedmont Phantom Equity Plan and (ii) contingent merger consideration payable to former holders of Piedmont common stock.  The Company issued approximately [17,268,805] shares of voting common stock in connection with the Mergers, which represents [55.7]% of the voting interests in the Company.

Effective July 4, 2014, the Company amended its articles of incorporation to increase the authorized shares of common stock to 75,000,000, with a par value of $1.00 per share. On July 7, 2014, the Company’s voting common stock began trading on the NYSE under the stock symbol “YDKN.” The Company’s voting common stock previously traded on the NASDAQ Global Select Market under the same stock symbol, “YDKN.”

Changes in Financial Position

Total assets at June 30, 2014 were $1,822.9 million, an increase of $16.9 million, or 0.9%, compared to assets of $1,806.0 million at December 31, 2013. The loan portfolio, net of allowance for losses, was $1,403.4 million compared to $1,340.7 million at December 31, 2013, an increase of 4.7%. Gross loans held-for-investment increased by $61.1 million, or 4.5% as loan production has increased. The allowance for loan losses decreased $1.6 million driven primarily by decreases in classified loans for the quarter ended June 30, 2014 and decreased historical losses in 2014 as compared to 2013. Total watch list and substandard loans were $75.5 million as compared to $84.4 million as of December 31, 2013, a decrease of $9.0 million. See Note 10 above entitled “Loans and Allowance for Loan Losses” for further discussion of the allowance for loan losses.

Mortgage loans held-for-sale decreased by $3.2 million, or 17.0%, from December 31, 2013 to June 30, 2014 as the Bank continued its strategy of selling mortgage loans mostly to various investors with servicing rights released and to a lesser extent to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained. These loans are normally held for a period of two to three weeks before being sold to investors. Mortgage loans closed in the first six months of 2014 ranged from a low of $9.3 million in February 2014 to a high of $18.5 million in May 2014 and totaled $81.3 million for the six months ended June 30, 2014. Mortgage loans closed during the six months ended June 30, 2013 totaled $151.4 million. Decrease in mortgage activity, including refinance activity, is the result of an increase in rates and volatility.

The securities portfolio decreased from $288.9 million at December 31, 2013, to $259.1 million at June 30, 2014, a decrease of $29.8 million, or 10.3%, due to paydowns and maturities of $16.8 million and sales of $20.4 million in 2014, offset by purchases of $5.0 million. The portfolio is comprised of securities of U.S. government agencies (6.3%), mortgage-backed securities (60.8%), state and municipal securities (31.7%), and publicly traded common and preferred stocks (1.2%).

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Other assets increased slightly by $11,000 or 0.11% from December 31, 2013 to June 30, 2014. OREO decreased $996,000 as the result of sales in the amount of $1.2 million and $117,000 in writedowns, offset by transfers in the amount of $357,000 for the six months ended June 30, 2014. Premises and equipment decreased $494,000, or 1.21% due to depreciation of $1.3 million offset by additions of $847,000. Deferred tax assets also decreased $6.5 million as the Company recorded $13.5 million in income before taxes for the year 2014, utilizing net operating loss carryforwards. See Note 14 for detailed information regarding deferred tax assets.

Deposits increased $8.8 million, or 0.6%, comparing June 30, 2014 to December 31, 2013. Overall, noninterest-bearing demand deposits increased $29.3 million, or 10.9%, and NOW, savings, and money market accounts increased $3.7 million, or 0.5%. Certificates of deposit (“CODs”) over $100,000 decreased $11.0 million, or 4.8%, and other CODs decreased $30.8 million, or 9.4%. Management continues to focus on shifting the deposit mix from higher cost time deposits to lower cost demand and NOW accounts through the use of marketing efforts and interest rates.

Borrowed funds increased $19.6 million, or 22.0%, comparing June 30, 2014 to December 31, 2013 due to $20 million in additional short-term advances from the FHLB. Short-term borrowings include $47.0 million in FHLB advances and $25.8 million in repurchase agreements. Long term borrowings included $35.0 million in trust preferred securities and advances from the FHLB of $893,000. The merger with American Community Bancshares, Inc. ("American Community") added $10.4 million in trust preferred securities in 2007 at a rate equal to the three-month LIBOR rate plus 2.80% and will mature in 2033. Yadkin Valley Statutory Trust I (“the Trust”) issued $25.8 million in trust preferred securities in 2007 at a rate equal to the three-month LIBOR rate plus 1.32%.  The trust preferred securities mature in 30 years, and can be called by the Trust without penalty.

Other liabilities, capital lease obligations and accrued interest payable combined decreased by $3.2 million, or 23.1%, from December 31, 2013 to June 30, 2014. Decreases in other liabilities resulted primarily from a $2.5 million decrease in accrued incentive expense as 2013 accruals were paid out in the first quarter of 2014. At December 31, 2013 other liabilities also included a $1.7 million payable for a security purchase which was settled in January 2014.

At June 30, 2014, total shareholders' equity was $193.8 million, or a book value of $11.50 per common share, compared to $184.5 million, or a book value of $10.85 per common share, at December 31, 2013. The Company's equity to assets ratio was 10.63% and 10.21%, at June 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth the Company's and the Bank's various capital ratios as of June 30, 2014 and December 31, 2013. The Company and the Bank exceeded the minimum regulatory capital ratios as of June 30, 2014, as well as the ratios to be considered "well capitalized."

	June 30, 2014		December 31, 2013
	Holding Company	Bank	Holding Company	Bank
Total risk-based capital ratio	14.9%	14.9%	14.6%	14.4%
Tier 1 risk-based capital ratio	13.9%	13.8%	13.5%	13.2%
Leverage ratio	12.1%	12.0%	11.5%	11.2%

Management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity for a regulated financial institution is affected by a number of factors, including but not limited to, the amount of capital needed to meet regulatory requirements, the amount of “risk equity” the business requires and balance sheet leverage.

In July 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, such as the Company, which we collectively refer to herein as

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

covered banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all covered banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Company and the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

Liquidity, Interest Rate Sensitivity and Market Risk

The Bank derives the majority of its liquidity from its core deposit base and to a lesser extent from wholesale borrowing. The balance sheet liquidity ratio, measured by the sum of cash (less reserve requirements), investments, and loans held-for-sale reduced by pledged securities, as compared to deposits and short-term borrowings, was 13.0% at June 30, 2014 compared to 15.4% at December 31, 2013. Additional liquidity is provided by $124.8 million in unused credit including federal funds purchased lines provided by correspondent banks as well as credit availability from the FHLB. In addition, the Bank has unpledged marketable securities of $152.7 million available for use as a source of collateral. At June 30, 2014, brokered deposits totaled $33.0 million, or 2.18% of total deposits. Brokered certificates of deposit are primarily short-term with maturities of nine months or less. The Bank also maintains a brokered deposit NOW account to add municipal deposits totaling $1,299 at June 30, 2014.

The Bank contracted with Promontory Interfinancial Network ("Promontory") in 2008 for various services including wholesale COD funding. Promontory's CDARS® product, One-Way BuySM, enables the Bank to bid on a weekly basis through a private auction for COD terms ranging from four weeks to 260 weeks (approximately five years) with settlement available each Thursday. There were no outstanding funds acquired through the One-Way Buy product at June 30, 2014 or December 31, 2013.

Promontory also provides a product, CDARS® Reciprocal, which allows the Bank's customers to place funds in excess of the FDIC insurance limit with Promontory's network of participating Banks so that the customer is fully insured for the amount deposited. Promontory provides reciprocating funds to the Bank from funds placed at other banks by their customers. The Bank sets its customers' interest rates when they place deposits through the network and pays/receives the rate difference to/from the other banks whose reciprocal funds are held by the Bank. The overall impact of this process is that the Bank effectively pays the rate offered to its relationship customer. Therefore, the Bank does not consider these funds to be wholesale or brokered funds. In compliance with FDIC reporting requirements, the Bank includes reciprocal deposits as brokered deposits in its quarterly Federal Financial Institutions Examination Council Call Report. CDARS® reciprocal deposits totaled $165,000 at December 31, 2013. There were no CDARS® reciprocal deposits outstanding at June 30, 2014.

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

Results of Operations
Net income for the quarter ended June 30, 2014 was $4.4 million before preferred dividends, compared to net income of $4.8 million in the same period of 2013. Net income to common shareholders for the three month period ended June 30, 2014 was $3.8 million. Net income to common shareholders for the three month period ended June 30, 2013 was $4.2 million. Basic and diluted income per common share were $0.27 and $0.26, respectively, for the three month period ended June 30, 2014. Basic and diluted income per common share were $0.30 for the three month period ended June 30, 2013. On an annualized basis, first quarter

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

results represent a return on average assets of 0.84% at June 30, 2014 compared to 0.93% at June 30, 2013, and a return on average equity of 7.96% compared to 9.63% at June 30, 2013.
Net income for the six months ended June 30, 2014 was $8.3 million before preferred dividends, compared to net income of $9.5 million in the same period of 2013. Net income to common shareholders for the six month period ended June 30, 2014 was $7.1 million. Net income to common shareholders for the six month period ended June 30, 2013 was $8.4 million. Basic and diluted income per common share were $0.50 for the six month period ended June 30, 2014. Basic and diluted income per common share were $0.59 for the six month period ended June 30, 2013. On an annualized basis, year to date results represent a return on average assets of 0.80% at June 30, 2014 compared to 0.92% at June 30, 2013, and a return on average equity of 7.63% compared to 9.78% at June 30, 2013.

Net Interest Income
Net interest income, the largest contributor to earnings, increased $465,000 or 2.9%, to $16.6 million in the second quarter of 2014, compared with $16.1 million in the same period of 2013. The overall increase in net interest income was primarily due to a decrease in interest expense on deposits of 24.6% as average interest bearing deposits are down 4.5% from the prior year and deposit costs are declining as time deposits continue to reprice at lower rates. The net interest margin increased to 4.0% in the second quarter of 2014 from 3.9% in the second quarter of 2013. The increase in net interest margin is primarily related to a decrease in deposit yields and borrowings cost as well as an increase in yields on securities. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Net interest income increased $2.0 million, or 6.5%, to $33.2 million for the six months ended June 30, 2014, compared with $31.2 million in the same period in 2013. The overall increase in net interest income was primarily due to a decrease in interest expense on deposits of 33.3% as average interest bearing deposits are down 6% from the prior year and deposit costs are declining as time deposits continue to reprice at lower rates. The net interest margin increased to 4.1% for the first six months of 2014 from 3.7% for the same period in 2013. The increase in net interest margin is primarily related to a decrease in deposit yields and borrowings cost as well as an increase in yields on securities. Deposit yields have decreased as management focused efforts on shifting the deposit mix from higher cost time deposits to lower cost interest bearing NOW and money market accounts. The Company maintains an asset-sensitive position with respect to the impact of changing rates on net interest income.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average		Yield/	Average		Yield/
Interest Rates Earned and Paid	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits and
federal funds sold	$19,817	$26	0.26%	$40,099	$63	0.32%
Investment securities (1)	274,459	3,906	2.87%	359,158	3,880	2.18%
Total loans (1)(2)(6)(8)	1,388,073	33,945	4.93%	1,323,294	33,685	5.13%
Total interest-earning assets	1,682,349	37,877	4.54%	1,722,551	37,628	4.41%
Non-earning assets	120,775			125,861
Total assets	$1,803,124			$1,848,412
Interest-bearing liabilities:
Deposits (7):
NOW and money market	$609,206	$535	0.18%	$585,214	$523	0.18%
Savings	81,874	41	0.10%	71,746	36	0.10%
Time certificates	538,000	2,693	1.01%	649,736	4,345	1.35%
Total interest bearing deposits	1,229,080	3,269	0.54%	1,306,696	4,904	0.76%
Repurchase agreements sold	28,239	35	0.25%	39,371	76	0.39%
Borrowed funds (7)	61,596	741	2.43%	61,193	773	2.55%
Total interest-bearing liabilities	1,318,915	4,045	0.62%	1,407,260	5,753	0.82%
Non-interest bearing deposits	285,786			255,660
Shareholders' equity	188,467			173,670
Other liabilities	9,956			11,822
Total average liabilities and shareholders' equity	$1,803,124			$1,848,412
Net interest income (3) and interest rate spread (5)		$33,832	3.92%		$31,875	3.58%
Net interest margin (4)			4.06%			3.73%
__________________________

(1)
Yields related to investment securities and loans exempt from Federal income taxes are stated on a fully tax-equivalent basis, assuming a Federal income tax rate of 35%. The calculation includes an adjustment for the nondeductible portion of interest expense

(2)	The loan average includes loans on which accrual of interest has been discontinued.

(3)	The net interest income is the difference between income from earning assets and interest expense.

(4)	Net interest margin is net interest income divided by total average earning assets.

(5)	Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid on interest-bearing liabilities.

(6)	Interest income on loans for 2014 and 2013 includes $114 and $113, respectively, in accretion of fair market value adjustments related to mergers.

(7)	Interest expense on deposits and borrowings in 2014 and 2013 includes $17 and $18, respectively, in accretion of fair market value adjustments related to mergers.

(8)	Certain amounts in the current and prior periods have been reclassified based on a change in segment reporting for mortgage banking activities.

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

The allowance for loan losses was $16.4 million at June 30, 2014, or 1.16% of loans held-for-investment, as compared to $18.1 million, or 1.33% of loans held-for-investment, at December 31, 2013. Decreases in the allowance for loan losses were due to

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

decreased historical loss rates and decreased criticized loans in the first six months of 2014. While nonperforming loans have increased thus increasing specific allowances, loans collectively evaluated continue to show improvement in past due levels and performance. In addition, loan growth has been concentrated in loan portfolio types with lower historical losses including commercial real estate and secured one-to-four family residential mortgages, while higher risk portfolios (with high historical losses) have been decreasing thus leading to decreased reserves levels for the overall portfolio.

The allowance model is applied to the loan portfolio quarterly to determine the specific allowance balance for impaired loans and the general allowance balance for performing loans grouped by loan type. Out of the $16.4 million in total allowance for loan losses at June 30, 2014, the specific allowance for impaired loans accounted for $2.0 million, up from $557,000 at year end. See discussion below in "Nonperforming Assets" for further discussion of nonaccrual relationships. The remaining general allowance, $14.4 million, was attributed to performing loans and was down from $17.5 million at year end. The general allowance, as a percent of loans not individually reviewed for impairment was 1.03% as of June 30, 2014 as compared to 1.31% as of December 31, 2013. The decrease in the general allowance was driven primarily by a decrease in historical loss rates, as well as a decrease in substandard and watch loans of $9.0 million which resulted from a few significant payoffs and improvements in underlying credit exposures of previously classified loans. Net loan recoveries were $818,707, or 0.23% (annualized), of average loans, for the three months ended June 30, 2014 compared to net loan charge-offs of $1.6 million, or 0.49% (annualized), of average loans for the three months ended June 30, 2013. Net loan charge-offs were $262,352, or 0.04% (annualized), of average loans, for the six months ended June 30, 2014 compared to net loan charge-offs of $2.5 million, or 0.38% (annualized), of average loans for the six months ended June 30, 2013.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of June 30, 2014. No assurance can be given in this regard, however, especially considering the overall weakness in the commercial real estate market in the Bank's market areas. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and will consider future changes to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

Our real estate portfolio has approximately $127.6 million of construction loans, $620.6 million of commercial real estate loans, $178.3 million in first lien mortgage loans, $197.1 million in home equity lines of credit and $64.8 million in multifamily mortgage loans as of June 30, 2014.  We consider our construction and junior lien mortgage loans our riskiest loans within our real estate portfolio. Construction loans are typically comprised of loans to borrowers for real estate to be developed into properties such as sub-divisions or speculative houses.   Normally, these loans are repaid with the proceeds from the sale of the developed property. In addition, management continues to evaluate closely junior lien mortgage loans and home equity lines of credit. Given the slow economic recovery, and real estate values that have been slow to recover, the Company recognizes that it may experience some loss in these portfolios, and management continues to monitor borrower financials, LTVs, and first lien positions. The significance of both construction and commercial real estate loans to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due. Loans are placed on nonaccrual status when the loan is past due 90 days or when it is apparent that the collection of principal and/or interest is doubtful.

As of June 30, 2014, $3.7 million of our real estate loans had interest reserves including both borrower and bank funded, compared to $7.7 million as of December 31, 2013. There is a risk that an interest reserve could mask problems with a borrower's willingness and ability to repay the debt consistent with the terms and conditions of the loan obligation, therefore the Company has implemented review policies and internal controls to identify and monitor all loans with interest reserves.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Nonperforming Assets

Total nonperforming assets (which includes nonaccrual loans, loans over 90 days past due but still accruing, and foreclosed real estate) increased 13.9%from $18.7 million at December 31, 2013 to $21.3 million at June 30, 2014 due primarily to an increase in nonperforming loans. Nonperforming assets as a percentage of total assets increased to 1.17% as of June 30, 2014 as compared to 0.99% as of December 31, 2013. Total nonaccrual loans increased from $15.4 million, or 1.12% of total loans, at December 31, 2013 to $19.0 million, or 1.32% of total loans, at June 30, 2014 due primarily to the addition of two large nonaccrual relationships.

The largest nonaccrual relationship totaled $2.2 million as of June 30, 2014 and consists of two loans.  One loan was originally used to refinance an owner-occupied commercial office building and the other loan was a discretionary line of credit used for investments and other expenses.  The line of credit was secured by three residential lots and was charged down to fair market value during the first quarter of 2014.  The first loan is secured by a commercial office building and does not have a specific reserve assigned to it as of June 30, 2014. Nonaccrual loans also included two other large relationships totaling $1.2 million and $1.1 million, respectively, as of June 30, 2014.  The first relationship consists of a loan utilized to consolidate existing debt with the Bank and is secured by an assignment of a brokerage account.  There is a reserve in the approximate amount of $541,000 assigned to it as of June 30, 2014. The second relationship was also utilized to consolidate existing debt with the Bank with additional funds used to complete the construction of a 1-4 family residential dwelling.  The loan is secured by a first deed of trust on the Borrower’s primary residence and has a reserve in the approximate amount of $548,000 assigned to it as of June 30, 2014.  All of these loans have been placed in nonaccrual status because of concerns for the customers' continued ability to pay, collateral deterioration and the future industry outlook.

Approximately 38% of loans in nonaccrual status are currently not past due 30 days or more.  The total number of loans on nonaccrual has increased from 195 to 202 since December 31, 2013. The average nonaccrual loan balance was $94,000 and $79,000 as of June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, 83% of the nonaccrual loans were secured by real estate.

We have analyzed our nonperforming loans to determine what we believe is the amount needed to reserve in the allowance for loan losses based on an assessment of the collateral value or discounted cash flows of the loan. We have downgraded loans for which the probability of collection is uncertain and written down OREO property values where net realizable values have declined.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income decreased approximately $2.7 million, or 43.5%, comparing the second quarters of 2014 and 2013 as mortgage banking income decreased $1.8 million, or 70.1% which resulted from decreased mortgage activity. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased by $74,000, or 5.6%, due primarily to a $115,000 decrease in NSF (non-sufficient funds) and ODP (overdraft privilege charges). These decreases were partially offset by an increase in service charges on NOW and money market accounts, business checking accounts, and regular checking accounts of $43,000 as checking and savings accounts have increased $55.0 million since June 30, 2013.

•
Other service fees decreased $137,000 when comparing the second quarter of 2013 to 2014 due to a $423,000 decrease in annuity and mutual fund commissions. This decrease was partially offset by a $107,000 increase in investment service fees and an increase of $157,000 in ATM and debit card fee income as incentive fees related to the signing of a new contract in 2012 are earned over the life of the contract.

•	Net gain on sale of investment securities decreased $269,000 as fewer securities were sold during the second quarter of 2014 as compared to the second quarter of 2013.

•	Income on investment in bank-owned life insurance (“BOLI”) decreased by $13,000, or 8.7%, during the three month period ended June 30, 2014.

•
Mortgage banking income decreased $1.8 million for the second quarter of 2014 as the overall gain on sale of loans decreased due primarily to a slowdown in mortgage production. Provisions for (recovery of) sold mortgage loans also decreased $11,000 due to a recovery of provision recorded for the second quarter of 2014 as compared to a provision of $4,000 recorded in the second quarter of 2013.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

•
Other income decreased by approximately $423,000, or 84.9%, for the second quarter of 2014. This decrease is primarily due to additional income recorded in the second quarter of 2013 from the reversal of contingency reserve accounts that were established for the de-risk transaction which occurred in late 2012.

For the six months ended June 30, 2014, total noninterest income decreased approximately $3.7 million, or 30.8%, as compared to the six months ended June 30, 2013 as mortgage banking income decreased $2.8 million, or 60.8% which resulted from decreased mortgage activity. Other changes in noninterest income include the following:

•
Service charges on deposit accounts decreased by $119,000, or 4.6%, due primarily to a $235,000 decrease in NSF and ODP. These decreases were partially offset by an increase in service charges on NOW and money market accounts, business checking accounts, and regular checking accounts of $115,000 as checking and savings accounts have increased $55 million since June 30, 2013.

•
Other service fees decreased $38,000, or 1.6% when comparing 2013 to 2014 due to a $443,000 decrease in annuity and mutual fund commissions. This decrease was partially offset by a $101,000 increase in investment service fees and an increase of $285,000 in ATM and debit card fee income as incentive fees related to the signing of a new contract in 2012 are earned over the life of the contract.

•
Net gain on sale of investment securities increased $855,000, or 309.8%, as $20.4 million in investments were sold during the first six months of 2014 resulting in gains on sale of $1.1 million, as compared to gains on sales of investment securities for the six months ended June 30, 2013 of $276,000.

•	Income on investment in BOLI decreased by $29,000, or 9.6%, during the six month period ended June 30, 2014 as compared to 2013.

•
Mortgage banking income decreased $2.8 million, or 60.8%, during the first half of 2014 as the overall gain on sale of loans decreased due primarily to a slowdown in mortgage production. In addition, provisions for (recovery of) sold mortgage loans also decreased $1.3 million due to a recovery of provision recorded for the first quarter of 2013 as mortgage activity decreased significantly due to exit of wholesale markets and the dissolution of Sidus.

•
Other income decreased by approximately $317,000, or 57.3%, for the six months ended June 30, 2014. This decrease is primarily due to additional income recorded from the reversal of contingency reserve accounts in the second quarter of 2013 that were established for the de-risk transaction which occurred in late 2012.

Noninterest Expense

Total noninterest expenses were $14.0 million for the second quarter of 2014, compared to $14.8 million in the same period of 2013, a decrease of $821,000, or 5.5% due to a decrease in FDIC expense, advertising expense, and loan collection fees. These decreases were partially offset by additional merger expenses in the amount of $649,000 recorded during the second quarter of 2014. Noninterest expense also includes salaries and employee benefits, occupancy and equipment expenses, and all other operating costs. Noninterest expense to average assets for the quarter ended June 30, 2014 and 2013 was 0.78%, and 0.70%, respectively. Efficiency ratios for the three months ended June 30, 2014 and 2013 were 64.89% and 66.39%, respectively. The efficiency ratio is the ratio of noninterest expenses excluding merger expenses, less amortization of intangibles and gains on sale of other real estate owned to the total of the taxable equivalent net interest income and noninterest income.

The following is a summary of the fluctuations for the three and six months ended June 30, 2014 as compared to June 30, 2013:

•
Quarter-to-date, salaries and employee benefit expenses decreased by $586,000, or 7.4%. The major components of this decrease are summarized as follows:  Salaries and wages increased $324,000 due to annual increases and addition of new employees. Offsetting the increase in wages were decreases in employee incentive expense of $370,000; a decrease in commissions of $129,000; and a decrease in other compensation expense of $160,000.

•
Year-to-date, salaries and employee benefit expenses decreased by $58,000, or 0.4%. The major components of this decrease are summarized as follows: Salaries and wages increased $558,000 due to annual increases and addition of new employees. Offsetting the increase in wages were decreases in employee incentive expense of $492,000; a decrease in commissions of $71,000; and a decrease in other compensation expense of $206,000.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

•
Occupancy and equipment expenses decreased by $193,000, or 9.9%, for the quarter due to a decrease in software and equipment maintenance costs as the first quarter of the prior year included additional costs in these areas. Year-to-date occupancy and equipment expenses decreased $260,000 , or 6.9%.

•
Advertising and marketing expense decreased by $226,000, or 52.2%, comparing the second quarter 2014 with the second quarter 2013. Year to date, Advertising and marketing expense decreased by $277,000, or 40.2%. The decreases are due to the fact that the prior year included costs associated with the rebranding project announced in early 2013, including a Company and Bank name change.

•
Data processing expense decreased $57,000, or 16.3%, for the quarter due to the implementation of live branch capture in 2013 which reduced daily courier service costs and provides additional efficiencies. Year-to-date data processing also decreased $176,000, or 23.7%.

•	Communication expense increased $17,000, or 5.0%, for the second quarter of 2014 compared to the second quarter of 2013. Year-to-date communications expense increased $65,000, or 9.7%.

•	FDIC assessment expenses decreased $403,000 for the quarter and $845,000 year-to-date due primarily to a decrease in assessment rates.

•
Net cost of operation of other real estate owned increased $343,000 compared to the second quarter of 2013. The Company recorded gains on sales of $272,000 for the quarter ended June 30, 2013 as compared to losses in the amount of $26,000 recorded in the second quarter of 2014.

•
Net cost of operation of other real estate owned increased $1.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The Company recorded gains on sales of $1.2 million for the six months ended June 30, 2013 as compared to losses resulting from writedowns in the amount of $133,000 recorded in the first half of 2014.

•
Loan collection fees decreased $154,000, or 76.6%, compared to the second quarter of 2013 as past due and nonperforming loans have decreased since 2013. Year-to-date loan collection fees decreased $274,000, or 65.6%.

•
Other professional fees decreased $118,000 for the quarter when compared to the prior year due to timing and fees related to internal audit and external credit reviews were lower in the first quarter of 2014 as compared to 2013, due to additional external credit work performed in the prior year. Year-to-date other professional fees decreased $251,000, or 25.8%.

•
Quarter-to-date other operating expenses decreased by $55,000, or 2.2%, and year-to-date other operating expenses decreased by $182,000, or 3.7%. Decreases include a decrease in other expenses as the second quarter of 2013 included additional expenses accrued for the corporate rebranding and name change. In addition, transfer agent fees decreased as 2013 included additional cost from the recent raise of capital. These decreases were offset by an increase in ATM expenses and postage expense.

•
Expenses for the three and six months ended June 30, 2014 also include $649,000 and $2.0 million , respectively in expenses related to the Merger. Merger expenses include primarily attorney and other third party professional fees.

Income Tax Expense

The Company recorded income tax expense for the three and six months ended June 30, 2014 of $2.6 million and $5.2 million, respectively. The Company recorded income tax expense for the three and six months ended June 30, 2013 of $2.6 million and $5.2 million, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 36.8% and 38.6%, respectively, as compared to 35.1% and 35.5% for the three and six months ended June 30, 2013. Increase in the effective tax rate is due to certain merger expenses incurred in the first half of 2014 that are not deductible for tax purposes. See footnote 14 in the consolidated financial statements for further discussion of income tax expense and deferred tax assets.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit Number	Description
2.1
First Amendment, dated April 22, 2014, to the Agreement and Plan of Merger, by and among Yadkin Financial Corporation, VantageSouth Bancshares, Inc., and Piedmont Community Bank Holdings, Inc., dated January 27, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 25, 2014)

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed July 7, 2014)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed July 7, 2014)
10.1
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Joseph H. Towell dated April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 25, 2014)

10.2
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Scott M. Custer dated April 23, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 25, 2014)

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

10.3
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Wm. Mark DeMarcus dated April 23, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 25, 2014)

10.4
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Terry S. Earley dated April 23, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 25, 2014)

10.5
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Steven W. Jones dated April 23, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed April 25, 2014)

10.6
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Edwin H. Shuford dated April 23, 2014 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed April 25, 2014)

10.7	Loan Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2014)
10.8	Promissory Note dated as of July 2, 2014 issued by VantageSouth Bancshares, Inc. to NexBank SSB (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 7, 2014)
10.9
Pledge and Security Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 7, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101
The following financial statements from the Quarterly Report on Form 10-Q of Yadkin Financial Corporation for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014

Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yadkin Financial Corporation

BY:	/s/ Terry S Earley
Terry S. Earley, Executive Vice President and Chief Financial Officer

August 8, 2014

Yadkin Financial Corporation
Form 10-Q Quarterly Report June 30, 2014