Form 10-Q
period 2014-09-30
YADKIN FINANCIAL Corp
filed 2014-11-07
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number 000-52099
 YADKIN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	20-4495993
(State or other jurisdiction of Incorporation	(IRS Employer Identification Number)
or organization)

3600 Glenwood Avenue, Suite 300
Raleigh, North Carolina 27612
(Address of principal executive offices)
(Zip Code)
(919) 659-9000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $1.00 par value, 31,598,907 shares outstanding as of November 7, 2014

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2014 and December 31, 2013

(Dollars in thousands, except share data)	September 30, 2014	December 31, 2013*
Assets
Cash and due from banks	$59,837	$29,081
Interest-earning deposits with banks	31,223	71,699
Federal funds sold	15	—
Investment securities available for sale, at fair value	694,993	404,388
Investment securities held to maturity	39,728	500
Loans held for sale	26,853	8,663
Loans	2,827,426	1,392,833
Allowance for loan losses	(7,641)	(7,043)
Net loans	2,819,785	1,385,790
Federal Home Loan Bank stock, at cost	19,320	8,929
Premises and equipment, net	81,554	44,875
Bank-owned life insurance	76,500	33,148
Foreclosed assets	11,078	10,518
Deferred tax asset, net	72,919	54,867
Goodwill	150,426	26,254
Other intangible assets, net	17,217	5,883
Accrued interest receivable and other assets	77,147	38,118
Total assets	$4,178,595	$2,122,713

Liabilities
Deposits:
Non-interest demand	$657,554	$217,581
Interest-bearing demand	439,117	351,921
Money market and savings	970,571	467,814
Time	1,117,697	634,915
Total deposits	3,184,939	1,672,231
Short-term borrowings	216,500	126,500
Long-term debt	210,154	72,921
Accrued interest payable and other liabilities	24,672	13,002
Total liabilities	3,636,265	1,884,654

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, 28,405 shares issued and outstanding at September 30, 2014	28,405	—
Common stock, $1.00 par value, 75,000,000 shares authorized; 31,598,907 and 9,219,406 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	31,599	9,219
Common stock warrants	717	—
Additional paid-in capital	491,864	144,964
Accumulated deficit	(7,361)	(10,659)
Accumulated other comprehensive loss	(2,894)	(2,725)
Total shareholders' equity before non-controlling interests	542,330	140,799
Non-controlling interests	—	97,260
Total shareholders' equity	542,330	238,059
Total liabilities and shareholders' equity	$4,178,595	$2,122,713

*	Derived from the audited consolidated financial statements of Piedmont Community Bank Holdings, Inc., which was the Company's accounting predecessor.

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Loans	$41,667	$20,424	$81,453	$51,696
Investment securities	3,756	1,846	7,733	4,666
Federal funds sold and interest-earning deposits	38	33	90	70
Total interest income	45,461	22,303	89,276	56,432
Interest expense
Deposits	2,374	1,621	5,690	4,542
Short-term borrowings	65	46	238	100
Long-term debt	1,510	654	3,571	1,237
Total interest expense	3,949	2,321	9,499	5,879
Net interest income	41,512	19,982	79,777	50,553
Provision for loan losses	816	1,280	2,570	4,712
Net interest income after provision for loan losses	40,696	18,702	77,207	45,841
Non-interest income
Service charges and fees on deposit accounts	3,265	1,512	6,068	3,552
Government-guaranteed lending	2,072	1,525	6,533	3,702
Mortgage banking	1,520	310	2,368	1,797
Bank-owned life insurance	572	324	1,267	829
Gain (loss) on sales of available for sale securities	(96)	—	122	1,214
Gain on sale of branch	415	—	415	—
Gain on acquisition	—	—	—	7,382
Other	1,313	866	2,582	1,760
Total non-interest income	9,061	4,537	19,355	20,236
Non-interest expense
Salaries and employee benefits	16,800	10,132	34,555	27,706
Occupancy and equipment	4,856	2,517	10,066	6,518
Data processing	1,255	1,104	3,276	2,824
FDIC deposit insurance premiums	700	423	1,455	1,050
Professional services	1,153	621	2,512	2,019
Foreclosed asset expenses, net	129	202	542	463
Loan, collection, and repossession expense	1,192	909	2,226	2,171
Merger and conversion costs	17,270	488	20,547	14,050
Restructuring charges	180	—	1,109	—
Amortization of intangible assets	845	230	1,296	570
Other	3,807	2,317	7,778	6,129
Total non-interest expense	48,187	18,943	85,362	63,500
Income before income taxes	1,570	4,296	11,200	2,577
Income tax expense (benefit)	621	2,997	4,806	(206)
Net income	949	1,299	6,394	2,783
Dividends on preferred stock	630	—	630	—
Net income attributable to non-controlling interests	—	820	2,466	2,365
Net income available to common shareholders	$319	$479	$3,298	$418

Net income per common share
Basic	$0.01	$0.05	$0.20	$0.05
Diluted	0.01	0.05	0.20	0.05

Weighted average common shares outstanding
Basic	31,597,659	9,219,406	16,760,777	9,219,406
Diluted	31,602,192	9,219,406	16,762,304	9,219,406

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$949	$1,299	$6,394	$2,783
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(3,360)	1,115	4,020	(9,389)
Tax effect	1,295	(430)	(1,549)	3,619
Reclassification of (gains) losses on sales of securities recognized in earnings	96	—	(122)	(1,214)
Tax effect	(37)	—	47	469
Net of tax amount	(2,006)	685	2,396	(6,515)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	423	(514)	(1,800)	3,537
Tax effect	(161)	199	684	(1,361)
Net of tax amount	262	(315)	(1,116)	2,176
Total other comprehensive income (loss)	(1,744)	370	1,280	(4,339)
Comprehensive income (loss)	$(795)	$1,669	$7,674	$(1,556)

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2014

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance as of December 31, 2013	—	$—	9,219,406	$9,219	$—	$144,964	$(10,659)	$(2,725)	$140,799	$97,260	$238,059
Comprehensive income:
Net income	—	—	—	—	—	—	3,928	—	3,928	2,466	6,394
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	845	845	1,551	2,396
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(631)	(631)	(485)	(1,116)
Total comprehensive income	—	—	—	—	—	—	3,928	214	4,142	3,532	7,674

Stock-based compensation	—	—	—	—	—	685	—	—	685	111	796
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	138	138
Issuance of subsidiary common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Repurchase of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Repurchase of subsidiary common stock warrants	—	—	—	—	—	—	—	—	—	(2,552)	(2,552)
Dividends paid on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(314)	(314)
Reverse merger with Piedmont Community Bank Holdings, Inc. and VantageSouth Bancshares, Inc.	28,405	28,405	22,431,701	22,432	717	355,557	—	(480)	406,631	(98,394)	308,237
Distribution to legacy Piedmont Community Bank Holdings, Inc. shareholders	—	—	—	—	—	(9,809)	—	—	(9,809)	—	(9,809)
Cancellation of restricted shares for tax withholding	—	—	(52,200)	(52)	—	(820)	—	—	(872)	—	(872)
Cancellation of fractional shares	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Dividends paid on preferred stock	—	—	—	—	—	—	(630)	—	(630)	—	(630)
Balance as of September 30, 2014	28,405	$28,405	31,598,907	$31,599	$717	$491,864	$(7,361)	$(2,894)	$542,330	$—	$542,330

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$6,394	$2,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	796	634
Provision for loan losses	2,570	4,712
Accretion of acquisition discount on purchased loans	(19,772)	(15,376)
Depreciation	2,659	1,773
Amortization of core deposit intangible	1,296	570
Amortization of acquisition premium on time deposits	(2,525)	(2,307)
Net accretion of acquisition discount on long-term debt	12	45
Gain on acquisition	—	(7,382)
Gain on sale of branch	(415)	—
Gain on mortgage loan commitments	45	(428)
Gain on sales of loans held for sale	(5,243)	(4,373)
Originations of loans held for sale	(133,412)	(158,380)
Proceeds from sales of loans held for sale	136,161	185,241
Increase in cash surrender value of bank-owned life insurance	(1,046)	(671)
Deferred income taxes	4,806	(206)
Gain on sales of available for sale securities	(122)	(1,214)
Net amortization of premiums on available for sale securities	2,253	1,500
Net loss on disposal of foreclosed assets	20	11
Valuation adjustments on foreclosed assets	599	415
Gains from change in fair value of interest rate swaps	—	(103)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(5,851)	180
(Increase) decrease in other assets	(7,986)	6,025
Increase (decrease) in accrued interest payable	232	(150)
Increase in other liabilities	3,329	2,683
Net cash provided by (used in) operating activities	(15,200)	15,982
Cash flows from investing activities
Purchases of investment securities available for sale	(343,769)	(190,198)
Purchases of investment securities held to maturity	(39,776)	—
Proceeds from maturities and repayments of investment securities available for sale	284,085	26,725
Proceeds from call of investment securities held to maturity	500	—
Proceeds from sales of investment securities available for sale	28,549	174,326
Loan originations and principal collections, net	(54,760)	(130,645)
Proceeds from sales of loans	2,500	2,595
Net cash received in business combinations	36,116	24,009
Net cash paid in branch sale	(10,837)	—
Purchases of trade accounts receivable, net	(13,731)	—
Purchases of premises and equipment	(6,496)	(2,137)
Disposals of premises and equipment	4,295	—
Proceeds from disposal of foreclosed assets	4,758	4,838
Purchases of Federal Home Loan Bank stock	(6,613)	(2,572)
Purchase of bank-owned life insurance	(15,000)	—
Net cash used in investing activities	(130,179)	(93,059)

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from financing activities
Net increase in deposits	$16,499	$15,510
Repayments of short-term borrowings, net	(118,379)	55,716
Proceeds from issuance of long-term debt, net	249,990	42,511
Proceeds from exercise of stock options	138	99
Proceeds from issuance of subsidiary common stock, net of issuance costs	44,466	—
Repurchase of subsidiary preferred stock	(42,849)	—
Repurchase of subsidiary common stock warrants	(2,552)	—
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	(9,809)	—
Cancellation of restricted stock for tax withholding	(872)	(205)
Cancellation and payout of fractional shares issued in merger	(14)	—
Dividends paid on subsidiary preferred stock	(314)	(1,382)
Dividends paid on preferred stock	(630)	—
Net cash provided by financing activities	135,674	112,249
Net change in cash and cash equivalents	(9,705)	35,172
Cash and cash equivalents, beginning of period	100,780	50,463
Cash and cash equivalents, end of period	$91,075	$85,635

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$10,573	$7,967
Income taxes	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$4,267	$4,860
Change in fair value of securities available for sale, net of tax	2,396	(6,515)
Change in fair value of cash flow hedge, net of tax	(1,116)	2,176
Acquisition:
Assets acquired (excluding goodwill)	$1,802,385	$855,686
Liabilities assumed	1,618,320	789,989
Other equity interests acquired	29,122	17,686
Purchase price	279,115	40,629
Goodwill recorded (gain on acquisition)	124,172	(7,382)

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company" or "Yadkin") and its wholly-owned subsidiary, Yadkin Bank (the "Bank"). The Company is a North Carolina corporation headquartered in Raleigh, North Carolina. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). They do not include all of the information and footnotes required by such accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of Piedmont Community Bank Holdings, Inc. ("Piedmont") as of and for the years ended December 31, 2013 and 2012, which were included in Annex E to the Company's Form S-4, amendment 2, which was filed with the Securities and Exchange Commission (the "SEC") on May 8, 2014. As discussed in further detail below, Piedmont is the Company's accounting predecessor.

On July 4, 2014, the Company completed its mergers (the “Mergers”) with VantageSouth Bancshares, Inc. ("VantageSouth") and Piedmont, pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, historical financial results of the Company prior to the Mergers reflect the historical balances of Piedmont. Financial results of the Company following the Mergers reflect balances of the combined organization. In addition, the assets and liabilities of Yadkin as of the date of the Mergers have been recorded at estimated fair value and added to those of Piedmont. The Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the Mergers may not be comparable to financial results prior to the Mergers.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Significant Accounting Policies

A description of the significant accounting policies followed by the Company are set forth in Note B of the Notes to Piedmont's Consolidated Financial Statements, which were included in Annex E to the Company's Form S-4, amendment 2, which was filed with the SEC on May 8, 2014. Upon completion of the Mergers, the Company added an accounting policy related to mortgage servicing rights ("MSRs"). Prior to the Mergers, Piedmont did not retain servicing for mortgage loans sold to investors, but the Company acquired Yadkin's mortgage servicing portfolio and now retains servicing on sold mortgage loans. Below is a description of the Company's recently adopted MSR accounting policy.

Mortgage Servicing Rights

The Company retains servicing rights on mortgage loans sold to investors. MSRs are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. MSRs are separated into pools based on common risk characteristics of the underlying loans, and impairment is evaluated at least quarterly at the pool level. If impairment exists at the pool level, the MSR is written down through a valuation allowance and is charged against mortgage banking income.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Recently Adopted and Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in this update are effective for periods beginning after December 15, 2016 and early adoption is not permitted. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations but may impact future financial statement disclosures.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for periods beginning after December 15, 2014. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update are effective for periods beginning after December 15, 2014. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE B – PER SHARE RESULTS

Basic and diluted net income per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Weighted average number of common shares	31,597,659	9,219,406	16,760,777	9,219,406
Effect of dilutive stock options and warrants	4,533	—	1,527	—
Weighted average number of common shares and dilutive potential common shares	31,602,192	9,219,406	16,762,304	9,219,406

Anti-dilutive stock options	51,247	—	17,270	—
Anti-dilutive stock warrants	91,178	—	30,727	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE C – MERGERS AND ACQUISITIONS

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed its mergers with VantageSouth and Piedmont pursuant to the Merger Agreement. At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, the historical financial results of the Company prior to the Mergers reflect the historical balances of Piedmont, and the financial results of the Company after the Mergers reflect the combined organization. In addition, the assets and liabilities of Yadkin as of the date of the Mergers have been recorded at estimated fair value and added to those of Piedmont. The Company has substantially completed its valuations of Yadkin's assets and liabilities but may refine those valuations for up to a year from the date of the Mergers. The Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the Mergers may not be comparable to financial results prior to the Mergers.

The Piedmont Phantom Equity Plan, which is a type of deferred compensation plan, was assumed by the Company in the Mergers. A total of 856,447 shares of Yadkin’s voting common stock that otherwise would have been issued to Piedmont shareholders as merger consideration if the Piedmont Phantom Equity Plan did not exist was issued to a rabbi trust established by Yadkin to serve as a source of payment for both (i) payments due under the Piedmont Phantom Equity Plan and (ii) contingent merger consideration payable to former holders of Piedmont common stock.

From an accounting perspective, 28,405 shares of Yadkin's Series T and T-ACB Preferred Stock were assumed by the Company in the Mergers. The Series T and T-ACB Preferred Stock rank equally and have identical terms. They have no maturity date and pay cumulative dividends of 9.0 percent annually.

As the legal acquirer, Yadkin issued 17.3 million shares of voting common stock in connection with the Mergers, which represented approximately 55 percent of the voting interests in the Company at the time of the Mergers. Guidance in FASB ASC 805-40-30-2 explains that the purchase price in a reverse merger is determined "based on the number of equity interests the legal [acquiree] would have had to issue to give the owners of the legal [acquirer] the same equity interest in the combined entity that results from the reverse acquisition." The first step in estimating the purchase price in the Mergers is to determine the ownership of the combined institution following the Mergers. The table below summarizes, for each shareholder group immediately prior to the Mergers, the ownership of Yadkin common stock immediately following the Mergers as well as the market capitalization of the combined institution using Yadkin’s stock price at the time of the Mergers.

	Yadkin Financial Corporation Ownership and Market Value Table
Shareholder Groups Immediately Prior to Mergers	Number of Outstanding YDKN Shares	Percentage Ownership	Market Value at $19.41 YDKN Share Price

Piedmont shareholders	9,219,406	29.1%	$178,949
VantageSouth shareholders (excluding Piedmont)	7,195,127	22.7%	139,657
Shares issued and held in Rabbi Trust	856,447	2.7%	16,624
Total Piedmont and VantageSouth shareholders	17,270,980	54.6%	335,230
Yadkin shareholders	14,380,127	45.4%	279,118
Total	31,651,107	100.0%	$614,348

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Next, the number of shares Piedmont would have had to issue to give Yadkin and other owners the same percentage ownership in the combined institution is calculated in the table below.

	Hypothetical Piedmont Ownership
Shareholder Groups Immediately Prior to Mergers	Number of Outstanding Piedmont Shares	Percentage Ownership

Piedmont shareholders	1,466,664	29.1%
VantageSouth shareholders (excluding Piedmont)	1,144,633	22.7%
Shares issued and held in Rabbi Trust	136,247	2.7%
Total Piedmont and VantageSouth shareholders	2,747,544	54.6%
Yadkin shareholders	2,287,654	45.4%
Total	5,035,198	100.0%

Finally, the purchase price is calculated based on the number of hypothetical Piedmont shares issued to Yadkin shareholders multiplied by the share price as demonstrated in the table below. Because Piedmont was the accounting acquirer in the Mergers and was a private company, the market price per share was derived from Yadkin’s closing stock price at the time of the Mergers. The equivalent Piedmont market price per share was calculated based on the 6.28597 exchange ratio in the Mergers.

Calculation of Purchase Price

Equivalent Piedmont market price per share	$122.01
Number of Piedmont shares issued to Yadkin shareholders	2,287,654
Purchase price (in thousands)	$279,115

The following table presents the Yadkin assets acquired, liabilities assumed and other equity interests as of July 4, 2014 as well as the related purchase price allocation and calculation of the residual goodwill.

	As Reported by Yadkin at July 4, 2014	Initial Fair Value Adjustments		As Reported by the Company at July 4, 2014
Assets:
Cash and cash equivalents	$36,116	$—		$36,116
Investment securities available for sale	259,143	(1,488)	(a)	257,655
Loans held for sale	15,696	—	(b)	15,696
Loans, net	1,403,419	(30,740)		1,372,679
Federal Home Loan Bank stock, at cost	3,778	—		3,778
Premises and equipment	40,204	(2,344)	(c)	37,860
Bank-owned life insurance	27,306	—		27,306
Foreclosed assets	2,271	(601)	(d)	1,670
Deferred tax asset, net	16,955	5,939	(e)	22,894
Goodwill	—	124,172	(f)	124,172
Other intangible assets	1,665	10,965	(g)	12,630
Accrued interest receivable and other assets	16,330	(2,229)	(h)	14,101
Total assets	1,822,883	103,674		1,926,557
Liabilities:
Deposits	1,509,581	5,019	(i)	1,514,600
Short-term borrowings	72,879	—		72,879
Long-term debt	38,217	(15,486)	(j)	22,731
Accrued interest payable and other liabilities	8,448	(338)	(k)	8,110
Total liabilities	1,629,125	(10,805)		1,618,320
Net assets acquired	193,758	114,479		308,237
Other equity interests:
Preferred stock	28,405	—	(l)	28,405
Common stock warrants	1,850	(1,133)	(m)	717
Total other equity interests	30,255	(1,133)		29,122
Purchase price				$279,115

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflects the elimination of Yadkin's historical allowance for loan losses of $16.4 million and the recording of a fair value discount of $47.2 million on the loan portfolio. The fair value discount was calculated by forecasting cash flows over the expected remaining life of each loan and discounting those cash flows to present value using current market rates for similar loans. Forecasted cash flows include an estimate of lifetime credit losses on the loan portfolio.
(c) Adjustment reflects fair value adjustments on certain acquired branch offices as well as certain software and computer equipment.
(d) Adjustment reflects the write down of certain foreclosed assets based on current estimates of property values given current market conditions and additional discounts based on the Company's planned disposition strategy.
(e) Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f) Goodwill represents the excess of the purchase price over the fair value of acquired net assets.
(g) Adjustment reflects the fair value of the acquired core deposit intangible.
(h) Adjustment reflects the impact of fair value adjustments on other assets, which include mortgage servicing assets, certain unusable prepaid expenses, and the elimination of accrued interest on purchased credit-impaired loans.
(i) Adjustment reflects the fair value premium on time deposits, which was calculated by discounting future contractual interest payments at a current market interest rate.
(j) Adjustments reflect the fair value adjustments for subordinated debt issued to fund trust preferred securities and long-term Federal Home Loan Bank ("FHLB") advances, which were calculated by discounting future contractual interest payments at a current market interest rate for similar instruments. For FHLB advances, the fair value adjustment is consistent with the prepayment penalty the FHLB would charge to terminate the advance.
(k) Adjustments reflect accruals and fair value adjustments for other liabilities, which include the write-off of unearned income, deferred gains, and accrued liabilities that will not be paid.
(l) No fair value adjustments were made to Yadkin's outstanding preferred stock. The current preferred dividend rate of 9.0 percent approximates the current market yield for issuances of similar perpetual preferred stock. The preferred stock is currently redeemable at the liquidation value, and the Company expects the remaining life of this preferred stock to be relatively short.
(m) The fair value of the common stock warrants was estimated using a Black-Scholes option pricing model assuming all 91,178 warrants will remain outstanding through expiration on July 24, 2019. Assumptions and inputs used in the option pricing model included stock price volatility of 48.6 percent, no dividends, a risk free interest rate of 1.74 percent, and an exercise price of $21.90 per common warrant.

The table below presents supplemental pro forma information as if the Mergers with VantageSouth and Piedmont as well as the ECB Merger had occurred at the beginning of the earliest period presented, which was January 1, 2013. Pro forma results include adjustments for amortization and accretion of preliminary estimated fair value adjustments and do not include any projected cost savings or other anticipated benefits of the Mergers. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transaction(s) been effected on the assumed date. Pro forma financial information has not been provided for the three months ended September 30, 2014 since the various entities involved in the Mergers were combined for substantially the entire period.

	Three months ended September 30, 2013	Nine months ended September 30,
Supplemental pro forma information		2014	2013

Net interest income	$38,632	$118,700	$114,560

Net income	$7,203	$19,778	$14,226

Net income available to common shareholders	$6,782	$17,981	$12,505

Basic income per common share	$0.24	$0.58	$0.44

Diluted income per common share	$0.24	$0.57	$0.44

Weighted average basic common shares outstanding	28,587,364	31,193,728	28,557,784

Weighted average diluted common shares outstanding	28,690,782	31,296,065	28,610,786

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into VantageSouth (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "ECB Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into the Bank. Upon the closing of the ECB Merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of VantageSouth. The aggregate merger consideration consisted of 10.3 million shares of VantageSouth's common stock. Based upon the market price of VantageSouth's common stock immediately prior to the ECB Merger, the transaction value was $40,629.

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of VantageSouth's Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). At the closing of the ECB Merger, the Company also issued a warrant to purchase 514,693.2 shares of VantageSouth's common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflected the exchange ratio associated with the ECB Merger.

Because ECB merged into VantageSouth, which was a controlled subsidiary of Piedmont, the shares of VantageSouth common stock issued to legacy ECB shareholders as merger consideration as well as the Series B Preferred stock and related common stock warrants assumed by VantageSouth in the ECB Merger were classified on Piedmont's consolidated balance sheets as part of non-controlling interests. The Series B Preferred Stock was subsequently redeemed by the Company on February 19, 2014, and the related common stock warrants were subsequently repurchased by the Company on June 11, 2014.

The following table presents the ECB assets acquired, liabilities assumed and other equity interests as of April 1, 2013 as well as the related purchase price allocation and calculation of the gain on acquisition.

	As Reported by ECB at April 1, 2013	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at April 1, 2013
Assets:
Cash and cash equivalents	$24,008	$—		$—		$24,008
Investment securities available for sale	289,058	301	(a)	—		289,359
Loans held for sale	3,857	9,790	(b)	(191)	(m)	13,456
Loans, net	483,474	(30,420)	(c)	—		453,054
Federal Home Loan Bank stock, at cost	3,150	—		—		3,150
Premises and equipment	25,633	(1,177)	(d)	135	(m)	24,591
Bank-owned life insurance	12,249	—		—		12,249
Foreclosed assets	7,090	(717)	(e)	(305)	(m)	6,068
Deferred tax asset, net	6,986	9,082	(f)	540	(m)	16,608
Other intangible assets	—	4,307	(g)	—		4,307
Accrued interest receivable and other assets	10,423	(665)	(h)	(922)	(m)	8,836
Total assets	865,928	(9,499)		(743)		855,686
Liabilities:
Deposits	$731,926	$4,188	(i)	$—		$736,114
Short-term borrowings	34,284	—		—		34,284
Long-term debt	16,000	460	(j)	—		16,460
Accrued interest payable and other liabilities	2,867	148	(k)	116	(m)	3,131
Total liabilities	785,077	4,796		116		789,989
Net assets acquired	80,851	(14,295)		(859)		65,697
Other equity interests:
Preferred stock	17,660	(107)	(l)	—		17,553
Common stock warrant	878	(745)	(l)	—		133
Total other equity interests	18,538	(852)		—		17,686
Gain on acquisition						7,382
Purchase price						$40,629

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflect the reclassification of the fair value of certain loans identified by management as being held for sale at acquisition.
(c) Adjustment reflects the elimination of ECB's historical allowance for loan losses and the recording of a fair value discount on the loan portfolio. The fair value discount was calculated by forecasting cash flows over the expected remaining life of each loan and discounting those cash flows to present value using current market rates for similar loans. Forecasted cash flows include an estimate of lifetime credit losses on the loan portfolio.
(d) Adjustment reflects fair value adjustments on certain acquired branch offices as well as certain software and computer equipment.
(e) Adjustment reflects the write down of certain foreclosed assets based on current estimates of property values given current market conditions and additional discounts based on the Company's planned disposition strategy.
(f) Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(g) Adjustment reflects the fair value of the acquired core deposit intangible.
(h) Adjustment reflects the impact of fair value adjustments on other assets, which include the write down of certain unusable prepaid expenses and the elimination of accrued interest on purchased credit-impaired loans.
(i) Adjustment reflects the fair value premium on time deposits, which was calculated by discounting future contractual interest payments at a current market interest rate.
(j) Adjustment reflects the fair value premium on long-term FHLB advances, which was calculated by discounting future contractual interest payments at a current market interest rate. This fair value premium is also consistent with the prepayment penalty the FHLB would charge to terminate the advance.
(k) Adjustment reflects the impact of fair value adjustments on other liabilities, which primarily includes the accrual of a preferred stock dividend at acquisition.
(l) Amount reflects the adjustment to record other equity interests at fair value. The fair value of preferred stock issued to Treasury was estimated by discounting future contractual dividend payments at a current market interest rate for preferred stocks of issuers with similar risk. The assumed liquidation date of the preferred stock was February 15, 2014, which was the date the dividend reset from 5 to 9 percent. The fair value of the common stock warrant issued to Treasury was estimated using a Black-Scholes option pricing model assuming a warrant life through the dividend reset date.
(m) Adjustments reflect changes to acquisition date fair values of certain assets based on additional information received post-acquisition within the measurement period. Measurement period adjustments included tax-effected adjustments to reduce the fair value of a non-marketable investment, to dispose of other assets with no value at the merger, to reduce the fair value of certain distressed loans held for sale, to reduce the fair value of certain other real estate owned, to recognize a liability for outstanding ECB employee credit card balances, and to increase the fair value of a bank-owned office.

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,906	$—	$24	$14,882
SBA-guaranteed securities	62,948	72	419	62,601
Mortgage-backed securities issued by GSE	454,884	338	8,723	446,499
Corporate bonds	118,615	1,899	127	120,387
Non-agency CMBS	3,600	38	—	3,638
Municipal bonds	43,276	357	1	43,632
Other debt securities	498	—	—	498
Equity securities	3,034	1	179	2,856
Total securities available for sale	$701,761	$2,705	$9,473	$694,993

Securities held to maturity:
Municipal bonds	$39,728	$686	$10	$40,404

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,834	$—	$161	$14,673
SBA-guaranteed securities	66,579	52	751	65,880
Mortgage-backed securities issued by GSE	216,818	69	11,627	205,260
Corporate bonds	109,423	1,800	483	110,740
Non-agency CMBS	5,867	71	—	5,938
Municipal bonds	600	1	—	601
Other debt securities	253	—	—	253
Equity securities	677	366	—	1,043
Total securities available for sale	$415,051	$2,359	$13,022	$404,388

Securities held to maturity:
Corporate bonds	$500	$—	$—	$500

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Securities available for sale:
GSE obligations	$14,882	$24	$—	$—	$14,882	$24
SBA-guaranteed securities	110	1	45,129	418	45,239	419
Mortgage-backed securities issued by GSE	218,226	3,076	162,408	5,647	380,634	8,723
Corporate bonds	9,991	15	5,983	112	15,974	127
Municipal bonds	409	1	—	—	409	1
Equity securities	2,856	179	—	—	2,856	179
Total temporarily impaired AFS securities	$246,474	$3,296	$213,520	$6,177	$459,994	$9,473

Securities held to maturity:
Municipal bonds	$1,419	$10	$—	$—	$1,419	$10

December 31, 2013
Securities available for sale:
GSE obligations	$14,673	$161	$—	$—	$14,673	$161
SBA-guaranteed securities	57,277	751	—	—	57,277	751
Mortgage-backed securities issued by GSE	198,885	11,627	—	—	198,885	11,627
Corporate bonds	19,420	483	—	—	19,420	483
Total temporarily impaired AFS securities	$290,255	$13,022	$—	$—	$290,255	$13,022

Unrealized losses on investment securities as of September 30, 2014 related to 105 mortgage-backed securities issued by U.S. government-sponsored enterprises ("GSEs"), 21 securities guaranteed by the U.S. Small Business Administration ("SBA"), 5 investment grade corporate bonds, 4 marketable equity securities, 3 GSE obligations, and 1 municipal bond. Unrealized losses on investment securities as of December 31, 2013 related to 65 mortgage-backed securities issued by GSEs, 23 SBA-guaranteed securities, 6 investment grade corporate bonds, and 2 GSE obligations. As of September 30, 2014, 139 securities had been in an unrealized loss position for more than a twelve month period. The Company had $112 in gross unrealized losses on corporate bonds as of September 30, 2014 that had been in an unrealized loss position for more than twelve months. These were the only securities in a loss position that were not issued or guaranteed by a U.S. government agency or GSE. These corporate bonds were all issued by large national or international financial institutions, and the Company does not believe the unrealized losses on these bonds were due to issuer-related credit events.

The securities in an unrealized loss position as of September 30, 2014 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of September 30, 2014.

As of September 30, 2014, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of September 30, 2014 and December 31, 2013, investment securities with carrying values of $259,011 and $226,048, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$24,114	$24,241	$677	$678
Due after one year through five years	323,880	323,593	182,777	182,713
Due after five years through ten years	315,149	309,318	173,624	166,765
Due after ten years	35,584	34,985	57,296	53,189
Equity securities	3,034	2,856	677	1,043
	$701,761	$694,993	$415,051	$404,388
Securities held to maturity:
Due after one year through five years	$9,871	$9,999	$500	$500
Due after five years through ten years	26,270	26,770	—	—
Due after ten years	3,587	3,635	—	—
	$39,728	$40,404	$500	$500

The following table summarizes securities gains (losses) for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Gross gains on sales of securities available for sale	$217	$—	$435	$1,248
Gross losses on sales of securities available for sale	(313)	—	(313)	(34)
Total securities gains (losses)	$(96)	$—	$122	$1,214

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	September 30, 2014	December 31, 2013
Commercial:
Commercial real estate	$1,342,532	$670,293
Commercial and industrial	437,911	230,614
Construction and development	332,461	175,794
Consumer:
Residential real estate	368,974	191,378
Construction and development	30,246	22,520
Home equity	276,651	94,390
Other consumer	39,080	8,332
Gross loans	2,827,855	1,393,321
Less:
Deferred loan fees	(429)	(488)
Allowance for loan losses	(7,641)	(7,043)
Net loans	$2,819,785	$1,385,790

As of September 30, 2014 and December 31, 2013, loans with a recorded investment of $436,841 and $424,414, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered purchased credit-impaired ("PCI") loans. The following table relates to PCI loans acquired in the Yadkin and ECB mergers and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the respective merger date.

	Yadkin Merger July 4, 2014	ECB Merger April 1, 2013

Contractually required payments	$110,365	$61,801
Nonaccretable difference	(21,102)	(11,433)
Cash flows expected to be collected at acquisition	89,263	50,368
Accretable yield	(8,604)	(4,242)
Fair value of PCI loans at acquisition	$80,659	$46,126

The following table summarizes changes in accretable yield, or income expected to be collected, related to all of the Company's PCI loans for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$20,209	$26,088	$25,349	$27,632
Loans purchased	8,604	—	8,604	4,242
Accretion of income	(3,831)	(3,131)	(9,879)	(10,467)
Reclassifications from nonaccretable difference	499	3,858	2,973	6,504
Other, net	878	(773)	(688)	(1,869)
Balance, end of period	$26,359	$26,042	$26,359	$26,042

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $248,525 and $207,900 as of September 30, 2014 and December 31, 2013, respectively.

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan. The following table relates to purchased non-impaired loans acquired in the Yadkin and ECB mergers and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the respective merger date.

	Yadkin Merger July 4, 2014	ECB Merger April 1, 2013

Contractually required payments	$1,502,793	$499,963
Fair value of acquired loans at acquisition	1,292,020	406,928
Contractual cash flows not expected to be collected	36,219	10,098

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended September 30, 2014
Beginning balance	$2,553	$878	$1,393	$1,786	$181	$561	$99	$7,451
Charge-offs	(113)	(170)	(70)	(251)	—	(100)	(78)	(782)
Recoveries	13	3	67	49	—	14	10	156
Provision for loan losses	554	188	115	(129)	4	25	59	816
Ending balance	$3,007	$899	$1,505	$1,455	$185	$500	$90	$7,641

Nine months ended September 30, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(355)	(616)	(266)	(458)	—	(371)	(210)	(2,276)
Recoveries	18	31	69	73	—	90	23	304
Provision for loan losses	925	679	302	167	(2)	305	194	2,570
Ending balance	$3,007	$899	$1,505	$1,455	$185	$500	$90	$7,641

Three months ended September 30, 2013
Beginning balance	$3,069	$1,355	$999	$852	$34	$86	$30	$6,425
Charge-offs	—	(64)	(361)	(85)	—	(131)	(28)	(669)
Recoveries	4	7	(38)	17	—	4	4	(2)
Provision for loan losses	(98)	231	559	418	9	130	31	1,280
Ending balance	$2,975	$1,529	$1,159	$1,202	$43	$89	$37	$7,034

Nine months ended September 30, 2013
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(14)	(141)	(478)	(509)	—	(433)	(246)	(1,821)
Recoveries	22	15	9	79	—	9	11	145
Provision for loan losses	1,443	857	1,031	692	25	428	236	4,712
Ending balance	$2,975	$1,529	$1,159	$1,202	$43	$89	$37	$7,034

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	September 30, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$28	$162	$3	$—	$—	$7	$—	$200
Collectively evaluated for impairment	2,142	737	1,401	584	185	453	77	5,579
Purchased credit-impaired	837	—	101	871	—	40	13	1,862
Total	$3,007	$899	$1,505	$1,455	$185	$500	$90	$7,641

Loans:
Ending balance:
Individually evaluated for impairment	$5,359	$1,815	$1,284	$1,382	$—	$410	$—	$10,250
Collectively evaluated for impairment	1,204,067	419,788	296,098	336,188	28,234	271,860	38,393	2,594,628
Purchased credit-impaired	133,106	16,308	35,079	31,404	2,012	4,381	687	222,977
Total	$1,342,532	$437,911	$332,461	$368,974	$30,246	$276,651	$39,080	$2,827,855

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$57	$323	$—	$—	$—	$270	$2	$652
Collectively evaluated for impairment	1,322	482	1,139	688	187	153	59	4,030
Purchased credit-impaired	1,040	—	261	985	—	53	22	2,361
Total	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043

Loans:
Ending balance:
Individually evaluated for impairment	$4,590	$343	$2,609	$695	$242	$424	$13	$8,916
Collectively evaluated for impairment	562,081	219,251	137,911	164,106	20,447	92,592	7,982	1,204,370
Purchased credit-impaired	103,622	11,020	35,274	26,577	1,831	1,374	337	180,035
Total	$670,293	$230,614	$175,794	$191,378	$22,520	$94,390	$8,332	$1,393,321

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans according to credit risk. The Company uses the following general definitions for risk ratings:

•	Pass. These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•
Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

•
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Non-PCI Loans
Commercial:
Real estate	$1,172,626	$25,023	$11,777	$—	$1,209,426
Commercial and industrial	411,102	5,465	5,036	—	421,603
Construction and development	292,795	2,644	1,943	—	297,382
Consumer:
Residential real estate	323,963	7,516	6,091	—	337,570
Construction and development	27,144	1,010	80	—	28,234
Home equity	264,393	4,780	3,097	—	272,270
Other consumer	37,924	212	257	—	38,393
Total	$2,529,947	$46,650	$28,281	$—	$2,604,878

PCI Loans
Commercial:
Real estate	$60,073	$50,807	$22,226	$—	$133,106
Commercial and industrial	6,731	4,618	4,959	—	16,308
Construction and development	7,524	22,130	5,425	—	35,079
Consumer:
Residential real estate	12,164	9,549	9,691	—	31,404
Construction and development	198	760	1,054	—	2,012
Home equity	46	2,660	1,675	—	4,381
Other consumer	2	521	164	—	687
Total	$86,738	$91,045	$45,194	$—	$222,977

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Non-PCI Loans
Commercial:
Real estate	$532,669	$24,245	$9,757	$—	$566,671
Commercial and industrial	210,382	5,195	3,993	24	219,594
Construction and development	134,074	3,400	2,847	199	140,520
Consumer:
Residential real estate	153,123	7,812	3,866	—	164,801
Construction and development	19,566	921	202	—	20,689
Home equity	87,891	2,524	2,601	—	93,016
Other consumer	7,773	43	179	—	7,995
Total	$1,145,478	$44,140	$23,445	$223	$1,213,286

PCI Loans
Commercial:
Real estate	$53,900	$35,399	$14,323	$—	$103,622
Commercial and industrial	7,921	2,382	669	48	11,020
Construction and development	9,666	17,408	7,124	1,076	35,274
Consumer:
Residential real estate	13,794	7,070	5,692	21	26,577
Construction and development	212	510	1,109	—	1,831
Home equity	28	850	496	—	1,374
Other consumer	21	281	35	—	337
Total	$85,542	$63,900	$29,448	$1,145	$180,035

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of the loan portfolio (excluding PCI loans) based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
September 30, 2014
Non-PCI Loans
Commercial:
Real estate	$4,930	$2,297	$7,227	$1,202,199	$1,209,426
Commercial and industrial	2,172	1,671	3,843	417,760	421,603
Construction and development	433	438	871	296,511	297,382
Consumer:
Residential real estate	4,129	2,429	6,558	331,012	337,570
Construction and development	226	84	310	27,924	28,234
Home equity	3,551	538	4,089	268,181	272,270
Other consumer	219	52	271	38,122	38,393
Total	$15,660	$7,509	$23,169	$2,581,709	$2,604,878

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2013
Non-PCI Loans
Commercial:
Real estate	$2,419	$2,142	$4,561	$562,110	$566,671
Commercial and industrial	1,945	505	2,450	217,144	219,594
Construction and development	146	1,316	1,462	139,058	140,520
Consumer:
Residential real estate	5,097	1,365	6,462	158,339	164,801
Construction and development	603	237	840	19,849	20,689
Home equity	990	701	1,691	91,325	93,016
Other Consumer	245	136	381	7,614	7,995
Total	$11,445	$6,402	$17,847	$1,195,439	$1,213,286

The following table summarizes the recorded investment of loans on nonaccrual status and loans greater than 90 days past due and accruing (excluding PCI loans) by class.

	September 30, 2014		December 31, 2013
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$5,855	$—	$4,747	$—
Commercial and industrial	3,375	135	2,154	—
Construction and development	1,705	—	2,632	—
Consumer:
Residential real estate	3,662	—	2,450	—
Construction and development	292	—	653	—
Home equity	1,768	—	1,928	—
Other consumer	227	—	164	—
Total	$16,884	$135	$14,728	$—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded investment with a recorded allowance	Recorded investment with no recorded allowance	Total	Related allowance	Unpaid principal balance
September 30, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$201	$5,157	$5,358	$28	$6,237
Commercial and industrial	759	1,056	1,815	162	1,978
Construction and development	147	1,137	1,284	3	1,776
Consumer:
Residential real estate	—	1,382	1,382	—	3,718
Home equity	65	346	411	7	1,992
Total	$1,172	$9,078	$10,250	$200	$15,701

December 31, 2013
Non-PCI Loans
Commercial:
Commercial real estate	$732	$3,858	$4,590	$57	$5,257
Commercial and industrial	323	20	343	323	343
Construction and development	—	2,609	2,609	—	3,042
Consumer:
Residential real estate	—	695	695	—	877
Construction and development	—	242	242	—	255
Home equity	334	90	424	270	442
Other consumer	13	—	13	2	13
Total	$1,402	$7,514	$8,916	$652	$10,229

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$9,523	$38	$3,157	$—	$6,932	$78	$2,558	$—
Commercial and industrial	918	—	190	—	726	—	95	—
Construction and development	1,863	—	1,567	—	2,111	—	951	—
Consumer:
Residential real estate	1,423	7	994	—	1,180	10	1,113	—
Construction and development	—	—	—	—	81	—	—	—
Home equity	418	—	1,152	—	420	—	1,373	—
Other consumer	—	—	54	—	4	—	122	—
Total	$14,145	$45	$7,114	$—	$11,454	$88	$6,212	$—

The Company may modify certain loans under terms that are below market in order to maximize the amount collected from a borrower that is experiencing financial difficulties. These modifications are considered to be troubled debt restructurings ("TDRs"). TDRs are evaluated individually for impairment based on the collateral value, if the loan is determined to be collateral dependent, or discounted expected cash flows, if the loan is not determined to be collateral dependent. The Company has no commitments to lend additional funds to any borrowers that have had a loan modified in a TDR. The following table provides the number and recorded investment of TDRs outstanding.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	September 30, 2014		December 31, 2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$5,071	8	$815	2
Commercial and industrial	129	3	20	1
Commercial construction	147	3	161	1
Residential real estate	911	5	133	2
Home equity	86	2	90	2
Consumer	—	—	13	1
Total	$6,344	21	$1,232	9

The following tables provide the number and recorded investment of TDRs modified during the three and nine months ended September 30, 2014 and 2013.

	TDRs Modified
	Three months ended September 30, 2014		Three months ended September 30, 2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$634	2	$—	$—
Commercial and industrial	58	1	—	—
Commercial construction	417	1	—	—
Residential real estate	424	2	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$1,533	6	$—	$—

	TDRs Modified
	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$1,896	7	$558	$1
Commercial and industrial	62	2	—	—
Commercial construction	417	1	—	—
Residential real estate	424	2	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$2,799	12	$558	$1

No TDRs that were modified in the twelve months ended September 30, 2014, subsequently defaulted during the nine months ended September 30, 2014. No TDRs that were modified in the twelve months ended September 30, 2013, subsequently defaulted during the nine months ended September 30, 2013. The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2014 and 2013 did not change following the modifications.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE F – LOAN SERVICING

Mortgage Loan Servicing

Since completion of the Mergers, the Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $429,949 as of September 30, 2014. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $243 in the three months ended September 30, 2014.

The table below summarizes MSR activity for the periods presented. The Company did not retain mortgage servicing on loans sold prior to the Mergers, thus the table below only includes current quarter activity.

	Three months ended September 30,
	2014	2013

Balance at beginning of period	$—	$—
Acquired Yadkin MSRs at fair value	4,025	—
Additions	308	—
Amortization	(203)	—
Balance at end of period before valuation allowance	4,130	—
Valuation allowance	(65)	—
Balance at end of period after valuation allowance	$4,065	$—

MSRs are separated into pools based on common risk characteristics of the underlying loans, and impairment is evaluated at least quarterly at the pool level. If impairment exists at the pool level, the MSR is written down through a valuation allowance and is charged against mortgage income. Valuation allowances at period end are summarized in the preceding table.

The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset's future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

September 30, 2014

Composition of mortgage loans serviced for others:
Fixed rate loans	99.85%
Adjustable rate loans	0.15%
Total	100.00%

Weighted average life (years)	6.11
Prepayment speed	11.72%
Discount rate	9.51%
Effect on fair value due to change in interest rates:
+ 0.25%	$440
+ 0.50%	602
- 0.25%	(618)
- 0.50%	(788)

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change.

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $121,968 as of September 30, 2014. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $295 and $131 for the three months ended September 30, 2014, and 2013, respectively, and totaled $739 and $358 for the nine months ended September 30, 2014, and 2013, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$2,127	1,108	$1,759	$976
Additions	688	373	1,186	623
Amortization	(73)	(31)	(203)	(149)
Balance at end of period	$2,742	1,450	$2,742	$1,450

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of September 30, 2014, or December 31, 2013.

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the maximum exposure the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on a credit evaluation of the borrower. Collateral obtained varies but may include real estate, equipment, stocks, bonds, and certificates of deposit.

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013

Lending commitments:
Commitments to extend credit	$677,538	$293,371
Financial standby letters of credit	12,762	8,571
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	$10,000	$10,000
Capital commitment to private investment funds	3,180	1,744

The reserve for unfunded commitments was $728 and $281 as of September 30, 2014 and December 31, 2013, respectively, which was recorded in other liabilities on the consolidated balance sheets.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Subsequent changes in the fair value of derivatives are recognized in other comprehensive income for effective hedges, and changes in fair value are recognized in earnings for all other derivatives.

Interest Rate Swaps

In May 2013, the Company entered into a series of forward starting interest rate swaps on $75,000 of forecasted short-term FHLB advances to reduce its exposure to variability in interest payments attributable to changes in three-month LIBOR. Beginning on the respective effective date, these interest rate swaps will exchange the three-day LIBOR component of future variable rate interest on three-month FHLB advances, or other short-term borrowings, with fixed interest rates ranging from 1.65 to 1.72 percent.

In August 2014, the Company entered into another series of forward starting interest rate swaps on $100,000 of forecasted short-term FHLB advances to reduce its exposure to variability in interest payments attributable to changes in three-month LIBOR. Beginning on the respective effective date, these interest rate swaps will exchange the three-month LIBOR component of future variable rate interest on three-month FHLB advances, or other short-term borrowings, with fixed interest rates ranging from 2.44 to 2.88 percent. Each three-month FHLB advance, or other short-term borrowing, will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the term of each respective swap.

In August 2014, the Company entered into two additional forward starting interest rate swaps on a total of $50,000 of forecasted brokered money market deposits to reduce its exposure to variability in interest payments attributable to changes in one-month LIBOR. Beginning on the respective effective date, these interest rate swaps will exchange one-month LIBOR, plus the applicable spread, with fixed interest rates. Both of these brokered money market accounts are expected to have at least $25,000 each on deposit with the Company from the effective date through the maturity of the interest rate swaps.

These interest rate swaps are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in other comprehensive income ("OCI"). The purpose of these cash flow hedges is to reduce the Company's economic value of equity at risk in a rising interest rate environment. The following table summarizes key terms of each interest rate swap.

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate

Swap 1	$25,000	April 6, 2015	April 5, 2020	1.650%	3-Month LIBOR
Swap 2	25,000	May 5, 2015	May 5, 2020	1.683%	3-Month LIBOR
Swap 3	25,000	June 5, 2015	June 5, 2020	1.720%	3-Month LIBOR
Swap 4	25,000	August 5, 2015	August 5, 2020	2.440%	3-Month LIBOR
Swap 5	25,000	February 5, 2016	February 5, 2021	2.703%	3-Month LIBOR
Swap 6	50,000	August 5, 2016	August 5, 2021	2.882%	3-Month LIBOR
Swap 7	25,000	October 1, 2014	August 31, 2017	1.197%	1-Month LIBOR + 0.10%
Swap 8	25,000	October 16, 2014	August 16, 2018	1.596%	1-Month LIBOR + 0.13%
	$225,000

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Interest Rate Caps

In May 2012, the Company purchased separate interest rate cap contracts on a $7,500 subordinated term loan and on $8,000 in junior subordinated debt previously issued to Crescent Financial Capital Trust I, an unconsolidated trust formed to issue trust preferred securities ("TRUPs"). In August 2014, the Company also purchased separate interest rate cap contracts on $25,000 in junior subordinated debt previously issued to Yadkin Valley Statutory Trust I and on $10,000 in junior subordinated debt previously issued to American Community Capital Trust. The underlying index for each debt instrument is three-month LIBOR. In the event that the underlying index rate exceeds the strike rate on the respective cap, the counterparty would pay the Company the difference between the underlying index and the strike rate.

These interest rate cap contracts are classified as effective cash flow hedges. Therefore, the changes in fair value of the caps are recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's economic value of equity at risk in a rising interest rate environment. The following table summarizes key terms of each interest rate cap.

Interest Rate Cap	Notional Amount	Effective Start Date	Maturity Date	Strike Rate	Underlying Index of Cap	Variable Rate on Underlying Debt

Cap 1	$7,500	July 1, 2012	July 1, 2017	0.47%	3-Month LIBOR	3-Month LIBOR + 4.00%
Cap 2	8,000	July 7, 2012	July 7, 2017	0.47%	3-Month LIBOR	3-Month LIBOR + 3.10%
Cap 3	25,000	September 15, 2014	September 15, 2019	1.82%	3-Month LIBOR	3-Month LIBOR + 1.32%
Cap 4	10,000	September 30, 2014	September 30, 2019	1.85%	3-Month LIBOR	3-Month LIBOR + 2.80%
	$50,500

Mortgage Loan Commitments

The Company enters into interest rate lock commitments with customers and commitments to sell mortgages to investors under best-efforts contracts. The forward sale commitments are entered into with investors to manage the interest rate risk associated with the customer interest rate lock commitments, and both are considered derivative financial instruments. These derivative instruments are carried at fair value and do not qualify for hedge accounting. The fair value of the interest rate lock commitments is based on the value that can be generated when the underlying loan is sold on the secondary market and is included on the consolidated balance sheets in other assets and on the consolidated statements of operations in mortgage banking income. The fair value of the forward sale commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the consolidated balance sheets in other assets or other liabilities and on the consolidated statements of operations in mortgage banking income.

The following table summarizes the balance sheet location and fair value amounts of derivative instruments grouped by the underlying hedged instrument.

		September 30, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$75,000	$2,098	$75,000	$3,962
Interest rate swaps	Other liabilities	100,000	175	—	—

Brokered money market deposits:
Interest rate swaps	Other assets	50,000	64	—	—

Subordinated term loan:
Interest rate cap	Other assets	7,500	160	7,500	193

TRUPs:
Interest rate caps	Other assets	43,000	1,448	8,000	208

Mortgage loan commitments:
Interest rate lock commitments	Other assets	29,178	447	17,654	354
Forward sale commitments	Other liabilities	60,718	48	—	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes activity in accumulated other comprehensive income ("AOCI") related to cash flow hedges for the periods presented. All amounts are net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

AOCI before non-controlling interests, beginning of period	$1,003	$2,224	$2,381	$(267)
Other comprehensive income (loss)	262	(315)	(1,116)	2,176
AOCI before non-controlling interests, end of period	1,265	1,909	1,265	1,909
Non-controlling interests	—	(608)	—	(608)
AOCI after non-controlling interests, end of period	$1,265	$1,301	$1,265	$1,301

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps.

NOTE I – FAIR VALUE MEASUREMENTS

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. For example, investment securities available for sale and derivative assets and liabilities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and foreclosed assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities. Investment securities available for sale ("AFS") are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market exchange prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include marketable securities traded on an active exchange, such as the New York Stock Exchange, or SBA-guaranteed securities where active market pricing is readily available. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations, both issued by GSEs, private label mortgage-backed securities, municipal bonds and corporate debt securities. Level 3 securities include certain corporate debt securities with limited trading activity. The following table provides the components of the change in fair value of level 3 available for sale securities for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Level 3 AFS securities at beginning of period	$6,793	$—	$7,583	$—
Purchases	4,600	—	4,600	—
Sales, calls or maturities	—	—	(1,000)	—
Changes in unrealized gains and losses	30	—	240	—
Level 3 AFS securities at end of period	$11,423	$—	$11,423	$—

SBA-Guaranteed Loans. The Company has elected to account for certain SBA-guaranteed loans at fair value on a recurring basis. Generally, the Company has reached an agreement with an investor to sell the guaranteed portion of these loans, and these amounts are classified in loans held for sale on the consolidated balance sheets until the sale is complete. The unguaranteed retained portion of the loans remains in loans held for investment and continues to be adjusted to fair value over the remaining life of the respective loans. Fair value estimates for these loans are based on observable market data and pricing and are therefore classified as recurring Level 2.

Derivatives. Derivative instruments include interest rate swaps and caps and are valued on a recurring basis using quoted market prices, dealer quotes, or third party pricing models that are primarily sensitive to market observable data. Currently outstanding derivatives are classified as Level 2 within the fair value hierarchy.

Mortgage Loan Commitments. The fair value of interest rate lock commitments, which are included in derivatives assets and liabilities in the fair value measurement tables below, is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. Interest rate lock commitments are measured at fair value on a recurring basis and are classified as Level 3. The following table provides the components of the change in fair value of interest rate lock commitments for the periods presented.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest rate lock commitments at beginning of period	$296	$648	$354	$795
Fair value of acquired Yadkin interest rate lock commitments	231	—	231	—
Issuances	906	213	1,529	2,403
Settlements	(986)	(494)	(1,667)	(2,831)
Interest rate lock commitments at end of period	$447	$367	$447	$367

The fair value of forward sale commitments, also included in derivative assets and liabilities in the fair value measurement tables below, is based on changes in loan pricing between the commitment date and period end. Forward sale commitments are measured at fair value on a recurring basis and are classified as Level 2. The difference between the interest rate lock commitment issuances and settlements in the preceding table and the change in fair value of forward sale commitments in the period represents the gain on mortgage loan commitments and is included in mortgage banking income on the consolidated statements of operations.

Loans. Loans are not generally recorded at fair value on a recurring basis. However, certain loans are determined to be impaired, and those loans are charged down to estimated fair value. The fair value of impaired loans that are collateral dependent is based on collateral value. For impaired loans that are not collateral dependent, estimated value is based on either an observable market price, if available, or the present value of expected future cash flows. Those impaired loans not requiring a charge-off represent loans for which the estimated fair value exceeds the recorded investments in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or the Company determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the impaired loan is classified as nonrecurring Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties and market discounts applied to appraised values, the Company classifies foreclosed assets as nonrecurring Level 3.

The following tables summarize information about assets and liabilities measured at fair value.

		Fair Value Measurements as of September 30, 2014
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,882	$—	$14,882	$—
SBA-guaranteed securities	62,601	62,601	—	—
Mortgage-backed securities issued by GSE	446,499	—	446,499	—
Corporate bonds	120,387	2,524	106,440	11,423
Non-agency CMBS	3,638	—	3,638	—
Municipal bonds	43,632	—	43,632	—
Other debt securities	498	498	—	—
Equity securities	2,856	2,856	—	—
SBA-guaranteed loans held for sale	2,324	—	2,324	—
SBA loans held for investment	1,241	—	1,241	—
Derivative assets	4,217	—	3,770	447
Derivative liabilities	223	—	223	—

Measured at fair value on a non-recurring basis:
Impaired loans	$10,050	$—	$—	$10,050
Foreclosed assets	11,078	—	—	11,078

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

		Fair Value Measurements as of December 31, 2013
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,673	$—	$14,673	$—
SBA-guaranteed securities	65,880	65,880	—	—
Mortgage-backed securities issued by GSE	205,260	—	205,260	—
Corporate bonds	110,740	—	103,157	7,583
Non-agency CMBS	5,938	—	5,938	—
Municipal bonds	601	—	601	—
Other debt securities	253	253	—	—
Equity securities	1,043	1,043	—	—
Derivative assets	4,717	—	4,363	354

Measured at fair value on a non-recurring basis:
Impaired loans	$8,264	$—	$—	$8,264
Foreclosed assets	10,823	—	—	10,823

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

	Valuation Technique	Unobservable Input	Range	Fair Value as of September 30, 2014
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,423

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	$447

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	$10,050
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	$11,078

The significant unobservable input used in the fair value measurement of the Company’s interest rate lock commitments is the closing ratio (or pull through rate), which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate. Therefore, an increase in the pull through rates (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitments increasing in a gain position, or decreasing in a loss position. The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull through rate is computed based on historical internal data and the ratio is periodically reviewed by the Company’s mortgage banking department.

Due to the nature of the Company’s business, a significant portion of its assets and liabilities consist of financial instruments. Accordingly, the estimated fair values of these financial instruments are disclosed. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. The fair value of such instruments has been derived based on assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents. The carrying amounts for cash and cash equivalents are equal to fair value.

Investment Securities Available for Sale. See the discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Investment Securities Held to Maturity. The fair value of the one corporate bond classified as held to maturity as of December 31, 2013 was estimated based on recent issuance yields on subordinated debt from companies with a similar credit and liquidity profile. Due to the non-marketable nature of this bond, it was classified as Level 3. This bond was called at par by the issuer in the first quarter of 2014. The fair value of the municipal bonds classified as held to maturity as of September 30, 2014 are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. These securities are classified as Level 2 in the fair value hierarchy since the inputs used in the valuation are readily available market inputs.

Loans Held For Sale. The fair value of loans held for sale is based on commitments on hand from investors within the secondary market for mortgage and SBA loans with similar characteristics. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Loans. Expected cash flows are forecasted over the remaining life of each loan and are discounted to present value at current market interest rates for similar loans considering loan collateral type and credit quality. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Bank-Owned Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, carrying value approximates fair value.

Purchased Accounts Receivable. Purchased accounts receivable, which are classified in other assets on the consolidated balance sheet, are initially recorded at fair value and generally have maturities between 30 and 60 days. Due to the short duration of these assets, the carrying value approximates fair value.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated by calculating the present value of cash flows on the time deposit portfolio discounted using interest rates currently offered for instruments of similar remaining maturities. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

Derivative Instruments. See the discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the nine months ended September 30, 2014.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$91,075	$91,075	$91,075	$—	$—
Investment securities available for sale	694,993	694,993	68,479	615,091	11,423
Investment securities held to maturity	39,728	40,404	—	40,404	—
Loans held for sale	26,853	26,853	—	26,853	—
Loans, net	2,819,785	2,847,744	—	1,241	2,846,503
Federal Home Loan Bank stock	19,320	19,320	—	19,320	—
Bank-owned life insurance	76,500	76,500	—	76,500	—
Derivative assets	4,218	4,218	—	3,771	447
Purchased accounts receivable	43,187	43,187	—	43,187	—
Accrued interest receivable	11,225	11,225	—	11,225	—

Financial liabilities:
Deposits	3,184,939	3,181,179	—	3,181,179	—
Short-term borrowings	216,500	216,500	—	—	216,500
Long-term debt	210,154	213,316	—	—	213,316
Derivative liabilities	223	223	—	223	—
Accrued interest payable	2,048	2,048	—	2,048	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,780	$100,780	$100,780	$—	$—
Investment securities available for sale	404,388	404,388	67,176	329,882	7,583
Investment securities held to maturity	500	500	—	—	500
Loans held for sale	8,663	8,663	—	8,663	—
Loans, net	1,385,790	1,380,437	—	—	1,380,437
Federal Home Loan Bank stock	8,929	8,929	—	8,929	—
Bank-owned life insurance	33,148	33,148	—	33,148	—
Derivative assets	4,717	4,717	—	4,363	354
Purchased accounts receivable	18,725	18,725	—	18,725	—
Accrued interest receivable	5,356	5,356	—	5,356	—

Financial liabilities:
Deposits	1,672,231	1,674,175	—	1,674,175	—
Short-term borrowings	126,500	126,726	—	—	126,726
Long-term debt	72,921	72,397	—	—	72,397
Accrued interest payable	1,817	1,817	—	1,817	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income ("AOCI") for the periods presented. All amounts are net of tax.

	Investment Securities Available For Sale	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at July 1, 2014	$(2,151)	$1,003	$(1,148)
Other comprehensive income (loss) before reclassifications	(2,067)	262	(1,805)
Amounts reclassified for securities losses	59	—	59
Net other comprehensive income (loss) during period	(2,008)	262	(1,746)
Balance at September 30, 2014	$(4,159)	$1,265	$(2,894)

Balance at July 1, 2013	$(5,115)	$2,224	$(2,891)
Other comprehensive income (loss) before reclassifications	685	(315)	370
Amounts reclassified for securities gains	—	—	—
Net other comprehensive income (loss) during period	685	(315)	370
Balance before non-controlling interests at September 30, 2013	(4,430)	1,909	(2,521)
Non-controlling interests	1,561	(608)	953
Balance after non-controlling interests at September 30, 2013	$(2,869)	$1,301	$(1,568)

Balance at January 1, 2014	$(6,553)	$2,381	$(4,172)
Other comprehensive income (loss) before reclassifications	2,469	(1,116)	1,353
Amounts reclassified for securities gains	(75)	—	(75)
Net other comprehensive income (loss) during period	2,394	(1,116)	1,278
Balance at September 30, 2014	$(4,159)	$1,265	$(2,894)

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications	(5,768)	2,176	(3,592)
Amounts reclassified for securities gains	(747)	—	(747)
Net other comprehensive income (loss) during period	(6,515)	2,176	(4,339)
Balance before non-controlling interests at September 30, 2013	(4,430)	1,909	(2,521)
Non-controlling interests	1,561	(608)	953
Balance after non-controlling interests at September 30, 2013	$(2,869)	$1,301	$(1,568)

Amounts reclassified from accumulated other comprehensive are included in the consolidated statements of operations as follows.

Accumulated Other Comprehensive Income Component	Amount Reclassified				Line Item Within Statement of Operations
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Investment securities available for sale:
Gross reclassification	$96	$—	$(122)	$(1,214)	Gain on sale of securities
Income tax expense	(37)	—	47	467	Income taxes
Reclassification, net of tax	$59	$—	$(75)	$(747)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a full-service state-chartered community bank providing services in 73 branches across North Carolina and upstate South Carolina. Yadkin Bank’s primary business is providing banking, mortgage, investment and insurance services to residents and businesses across the Carolinas.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three and nine months ended September 30, 2014 and 2013 as well as the financial condition of the Company as of September 30, 2014 and December 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed its mergers (the “Mergers”) with VantageSouth Bancshares, Inc. (“VantageSouth”) and Piedmont Community Bank Holdings, Inc. (“Piedmont”), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, the historical financial results of the Company prior to the Mergers reflect the historical balances of Piedmont, and the financial results of the Company after the Mergers reflect the combined organization. In addition, the assets and liabilities of Yadkin as of the date of the Mergers have been recorded at estimated fair value and added to those of Piedmont. The Company has substantially completed its valuations of Yadkin's assets and liabilities but may refine those valuations for up to a year from the date of the Mergers. The Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the Mergers may not be comparable to financial results prior to the Mergers.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events for the third quarter of 2014:

•
Net operating earnings available to common shareholders, which excludes certain non-operating items, improved to $11.4 million, or $0.36 per diluted share, in Q3 2014. Net income available to common shareholders was $319 thousand, or $0.01 per diluted share, in Q3 2014.

•	Annualized operating return on average assets improved to 1.17 percent, and annualized operating return on average tangible equity improved to 12.68 percent in Q3 2014.

•	Operating efficiency, which represents operating expenses to total operating revenues, improved to 61.2 percent in Q3 2014.

•	Net interest margin expanded to 4.68 percent in Q3 2014.

•
Asset quality continued to improve as nonperforming assets decreased to 0.88 percent of total assets as of September 30, 2014. Additionally, net charge-offs totaled $626 thousand, or 0.09 percent during the quarter.

•	Excluding acquired loans, annualized net loan growth was approximately 13 percent in Q3 2014, which was driven by loan originations and commitments of $376.2 million.

•	The Company completed its merger of equals with VantageSouth and Piedmont at the beginning of the quarter and then completed the system conversion and rebranding in September 2014.

Non-GAAP Financial Measures

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

OPERATING EARNINGS
Net income available to common shareholders (GAAP)	$319	$479	$3,298	$418
Securities losses (gains)	96	—	(122)	(1,214)
Gain on sale of branch	(415)	—	(415)	—
Gain on acquisition	—	—	—	(7,382)
Merger and conversion costs	17,270	488	20,547	14,050
Restructuring charges	180	—	1,109	—
Income tax effect of adjustments	(6,075)	(172)	(6,953)	(4,609)
Deferred tax asset revaluation from reduction in state income tax rates	—	1,218	—	1,218
Allocation of adjustments to non-controlling interests	—	(460)	(1,231)	743
Net operating earnings available to common shareholders (Non-GAAP)	$11,375	$1,553	$16,233	$3,224

Net operating earnings per common share:
Basic (Non-GAAP)	$0.36	$0.17	$0.89	$0.81
Diluted (Non-GAAP)	0.36	0.17	0.89	0.81

PRE-TAX, PRE-PROVISION OPERATING EARNINGS
Net income (GAAP)	$949	$1,299	$6,394	$2,783
Provision for loan losses	816	1,280	2,570	4,712
Income tax expense (benefit)	621	2,997	4,806	(206)
Pre-tax, pre-provision income	2,386	5,576	13,770	7,289
Securities losses (gains)	96	—	(122)	(1,214)
Gain on sale of branch	(415)	—	(415)	—
Gain on acquisition	—	—	—	(7,382)
Merger and conversion costs	17,270	488	20,547	14,050
Restructuring charges	180	—	1,109	—
Pre-tax, pre-provision operating earnings (Non-GAAP)	$19,517	$6,064	$34,889	$12,743

OPERATING NON-INTEREST INCOME
Non-interest income (GAAP)	$9,061	$4,537	$19,355	$20,236
Securities losses (gains)	96	—	(122)	(1,214)
Gain on sale of branch	(415)	—	(415)	—
Gain on acquisition	—	—	—	(7,382)
Operating non-interest income (Non-GAAP)	$8,742	$4,537	$18,818	$11,640

OPERATING NON-INTEREST EXPENSE
Non-interest expense (GAAP)	$48,187	$18,943	$85,362	$63,500
Merger and conversion costs	(17,270)	(488)	(20,547)	(14,050)
Restructuring charges	(180)	—	(1,109)	—
Operating non-interest expense (Non-GAAP)	$30,737	$18,455	$63,706	$49,450

OPERATING EFFICIENCY RATIO
Efficiency ratio (GAAP)	95.28%	77.26%	86.11%	89.70%
Effect to adjust for securities gains	(0.18)%	—%	0.11%	1.57%
Effect to adjust for gain on acquisition	—%	—%	—%	10.45%
Effect to adjust for gain of branch	0.79%	—%	0.36%	—%
Effect to adjust for restructuring charges	(0.36)%	—%	(1.12)%	—%
Effect to adjust for merger and conversion costs	(34.37)%	(1.99)%	(20.85)%	(22.21)%
Operating efficiency ratio (Non-GAAP)	61.16%	75.27%	64.61%	79.51%

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings available to common shareholders; (ii) pre-tax, pre-provision operating earnings, (iii) operating non-interest income, (iv) operating non-interest expense, (v) operating efficiency ratio, (vi) adjusted allowance for loan losses to loans; and (vii) tangible common equity, in its analysis of the Company's performance. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section below. The tangible common equity non-GAAP reconciliations, which include tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section below.

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

Analysis of Results of Operations

3Q 2014 compared to 3Q 2013

Net income was $949 thousand in the third quarter of 2014 compared to $1.3 million in the third quarter of 2013. Net income available to common shareholders was $319 thousand, or $0.01 per diluted common share, in the third quarter of 2014 compared to $479 thousand, or $0.05 per diluted common share, in the third quarter of 2013. Net operating earnings available to common shareholders, which excludes securities gains and losses, branch sale gains, acquisition gains, merger and conversion costs, and restructuring charges, improved to $11.4 million in the third quarter of 2014 from $1.6 million in the third quarter of 2013 as the Company benefited from significant operating leverage provided by the Mergers. Similarly, pre-tax, pre-provision operating earnings increased to $19.5 million in the third quarter of 2014 from $6.1 million in the third quarter of 2013.

Year-to-Date

Net income was $6.4 million in the first nine months of 2014, which was an increase from $2.8 million in the first nine months of 2013. Net income available to common shareholders was $3.3 million, or $0.20 per diluted common share, in the first nine months of 2014, an increase from $418 thousand, or $0.05 per diluted common share, in the first nine months of 2013. Net operating earnings available to common shareholders improved to $16.2 million in the first nine months of 2014 compared to $3.2 million in the first nine months of 2013. Similarly, pre-tax, pre-provision operating earnings increased to $34.9 million in the first nine months of 2014 from $12.7 million in the first nine months of 2013.

Net Interest Income

3Q 2014 compared to 3Q 2013

Net interest income improved to $41.5 million in the third quarter of 2014 from $20.0 million in the third quarter of 2013. The increase in net interest income was the result of a significant increase in earning assets from the Mergers, organic business activity, and an improved net interest margin. Average earning assets increased from $1.80 billion in the third quarter of 2013 to $3.53 billion in the third quarter of 2014. Over this period, average loan balances increased by $1.43 billion, of which $1.39 billion was from acquired Yadkin loans, and average investment securities increased by $312.3 million, of which $257.7 million was from to acquired Yadkin investments. In addition, average deposits increased by $1.52 billion, of which $1.51 billion was from acquired Yadkin deposits.

The Company's net interest margin expanded from 4.40 percent in the third quarter of 2013 to 4.68 percent in the third quarter of 2014. The improved net interest margin was due to lower funding costs, a higher taxable-equivalent yield on the investment securities portfolio, and an improved mix of earning assets. The yield on earning assets increased from 4.91 percent in the third quarter of 2013 to 5.12 percent in the third quarter of 2014. The cost of interest-bearing liabilities declined from 0.58 percent in the third quarter of 2013 to 0.54 percent in the third quarter of 2014, which primarily reflected lower deposit costs from the addition of the Yadkin deposit base.

Net accretion income on acquired loans totaled $7.2 million in the third quarter of 2014, which consisted of $1.3 million of net accretion on purchased credit-impaired (“PCI”) loans and $5.9 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the third quarter of 2013 totaled $3.0 million, which included $526 thousand of net accretion on PCI loans and $2.5 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $1.9 million of accelerated accretion due to principal prepayments in the third quarter of 2014 compared to $895 thousand in the third quarter of 2013.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended September 30, 2014			Three months ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,794,765	$41,667	5.91%	$1,365,044	$20,424	5.94%
Investment securities (2)	694,239	3,907	2.23	381,950	1,853	1.92
Federal funds and other	44,165	38	0.34	55,984	33	0.23
Total interest-earning assets	3,533,169	45,612	5.12%	1,802,978	22,310	4.91%
Goodwill	150,426			26,245
Other intangibles, net	17,758			6,251
Other non-interest-earning assets	377,754			187,611
Total assets	$4,079,107			$2,023,085

Liabilities and Equity
Interest-bearing demand	$481,460	156	0.13%	$333,133	154	0.18%
Money market and savings	956,128	567	0.24	479,378	333	0.28
Time	1,123,293	1,651	0.58	627,874	1,135	0.72
Total interest-bearing deposits	2,560,881	2,374	0.37	1,440,385	1,622	0.45
Short-term borrowings	203,193	65	0.13	58,292	45	0.31
Long-term debt	148,650	1,510	4.03	76,154	654	3.41
Total interest-bearing liabilities	2,912,724	3,949	0.54%	1,574,831	2,321	0.58%
Noninterest-bearing deposits	602,888			206,745
Other liabilities	19,613			10,780
Total liabilities	3,535,225			1,792,356
Shareholders’ equity	543,882			230,729
Total liabilities and shareholders' equity	$4,079,107			$2,023,085

Net interest income, taxable equivalent		$41,663			$19,989
Interest rate spread (3)			4.58%			4.33%
Tax equivalent net interest margin (4)			4.68%			4.40%

Percentage of average interest-earning assets to average interest-bearing liabilities			121.30%			114.49%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $151 thousand and $7 thousand for the 2014 and 2013 periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.

	Change from Q3 2013 to Q3 2014 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$21,333	$(90)	$21,243
Investment securities	1,719	335	2,054
Federal funds and other interest-earning assets	(8)	13	5
Total interest-earning assets	23,044	258	23,302

Interest-bearing liabilities:
Interest-bearing demand	55	(53)	2
Money market and savings	284	(50)	234
Time deposits	765	(249)	516
Total interest-bearing deposits	1,104	(352)	752
Short-term borrowings	59	(39)	20
Long-term debt	718	138	856
Total interest-bearing liabilities	1,881	(253)	1,628
Change in net interest income	$21,163	$511	$21,674

Year-to-Date

Net interest income was $79.8 million in the first nine months of 2014 compared to $50.6 million in the first nine months of 2013. The increase in net interest income was the result of a significant increase in earning assets from the Mergers and organic business activity, partially offset by a lower net interest margin. Average earning assets increased from $1.80 billion in the first nine months of 2013 to $3.53 billion in the first nine months of 2014. Over this period, average loan balances increased by $704.5 million, and average investment securities balances increased by $200.2 million. In addition, average deposits increased by $588.8 million.

The Company's net interest margin declined from 4.49 percent in the first nine months of 2013 to 4.42 percent in the first nine months of 2014. The lower net interest margin was due to a reduction in yields on interest-earning assets and higher costs on interest-bearing liabilities. The yield on earning assets declined from 5.01 percent in the first nine months of 2013 to 4.95 percent in the first nine months of 2014, which primarily reflected lower yields on loans. The cost of interest-bearing liabilities increased from 0.59 percent in the first nine months of 2013 to 0.61 percent in the first nine months of 2014, which was primarily due to acquired Yadkin debt obligations and subordinated notes issued in the third quarter of 2013 at a fixed rate of 7.625 percent.

Net accretion income on acquired loans totaled $13.1 million in the first nine months of 2014, which consisted of $3.3 million of net accretion on PCI loans and $9.9 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first nine months of 2013 totaled $7.2 million, which included $2.2 million of net accretion on PCI loans and $4.9 million of accretion income on purchased non-impaired loans.

The following table summarizes the major components of net interest income and the related yields and costs for the year-to-date periods presented.

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$1,862,245	$81,453	5.85%	$1,157,710	$51,696	5.97%
Investment securities (2)	506,691	7,898	2.08	306,496	4,714	2.06
Federal funds and other	47,887	90	0.25	42,995	70	0.22
Total interest-earning assets	2,416,823	89,441	4.95%	1,507,201	56,480	5.01%
Non-interest-earning assets	345,410			192,570
Total assets	$2,762,233			$1,699,771

Liabilities and Equity
Interest-bearing demand	$393,317	485	0.16%	$284,178	$478	0.22%
Money market and savings	634,253	1,229	0.26	412,314	1,021	0.33
Time	794,864	3,976	0.67	537,190	3,043	0.76
Total interest-bearing deposits	1,822,434	5,690	0.42	1,233,682	4,542	0.49
Short-term borrowings	128,925	238	0.25	45,858	100	0.29
Long-term debt	121,439	3,571	3.93	44,049	1,237	3.75
Total interest-bearing liabilities	2,072,798	9,499	0.61%	1,323,589	5,879	0.59%
Noninterest-bearing deposits	348,624			154,619
Other liabilities	13,790			8,661
Total liabilities	2,435,212			1,486,869
Shareholders’ equity	327,021			212,902
Total liabilities and shareholders’ equity	$2,762,233			$1,699,771

Net interest income, taxable equivalent		$79,942			$50,601
Interest rate spread (3)			4.34%			4.42%
Tax equivalent net interest margin (4)			4.42%			4.49%

Percentage of average interest-earning assets to average interest-bearing liabilities			116.60%			113.87%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $165 thousand and $49 thousand for the 2014 and 2013 periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.

	Change from 2013 to 2014 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$30,819	$(1,062)	$29,757
Investment securities	3,129	55	3,184
Federal funds and other interest-earning assets	9	11	20
Total interest-earning assets	33,957	(996)	32,961

Interest-bearing liabilities:
Interest-bearing demand	160	(153)	7
Money market and savings	462	(254)	208
Time deposits	1,319	(386)	933
Total interest-bearing deposits	1,941	(793)	1,148
Short-term borrowings	154	(16)	138
Long-term debt	2,273	61	2,334
Total interest-bearing liabilities	4,368	(748)	3,620
Change in net interest income	$29,589	$(248)	$29,341

Provision for Loan Losses

3Q 2014 compared to 3Q 2013

Provision for loan losses was $816 thousand in the third quarter of 2014, which was a decrease from $1.3 million in the third quarter of 2013. The following table summarizes the changes in the Company's allowance for loan losses ("ALLL") in the third quarter of 2014 and the third quarter of 2013.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

3Q 2014:
Balance at July 1, 2014	$5,369	$2,082	$7,451
Net charge-offs	(626)	—	(626)
Provision for loan losses	1,036	(220)	816
Balance at September 30, 2014	$5,779	$1,862	$7,641

3Q 2013:
Balance at July 1, 2013	$4,339	$2,086	$6,425
Net charge-offs	(671)	—	(671)
Provision for loan losses	923	357	1,280
Balance at September 30, 2013	$4,591	$2,443	$7,034

The decrease in provision for loan losses in the third quarter of 2014 compared to the prior year third quarter was primarily due to the change in provision expense on PCI loans. The $220 thousand provision recovery on certain PCI loan pools in the third quarter of 2014 compared to $357 thousand of provision expense resulting from impairment identified in the prior year on certain PCI loan pools. Provision expense on non-PCI loans increased primarily due to strong organic loan growth during the third quarter of 2014.

The ALLL was $7.6 million, or 0.27 percent of total loans as of September 30, 2014, compared to $7.5 million, or 0.54 percent of total loans as of June 30, 2014, and $7.0 million, or 0.52 percent of total loans as of September 30, 2013. The decline in ALLL to total loans was primarily due to merger accounting. Upon completion of the Mergers, Yadkin's ALLL was eliminated, and the acquired loan portfolio was adjusted to estimated fair value. Adjusted ALLL, which includes the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 2.50 percent of total loans as of September 30, 2014 compared to 2.42 percent as of June 30, 2014 and 3.04 percent as of September 30, 2013. Annualized net charge-offs were 0.09 percent of average loans in the third quarter of 2014 compared to 0.20 percent of average loans in the third quarter of 2013.

Nonperforming loans as a percentage of total loans was 0.90 percent as of September 30, 2014, compared to 1.53 percent as of June 30, 2014, and 1.39 percent as of September 30, 2013. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets) as a percentage of total assets was 0.88 percent as of September 30, 2014, compared to 1.44 percent as of June 30, 2014, and 1.48 percent as of September 30, 2013.

Due to the significance of the Company's acquired loan portfolio and related acquisition accounting adjustments, traditional credit ratios should not be used when comparing prior periods to the current period or when comparing the Company to other financial institutions. Specifically, the current period (i) ALLL to total loans, (ii) ALLL to nonperforming loans, (iii) nonperforming loans to total loans, (iv) nonperforming assets to total assets, and (v) net charge-offs to average loans may not be comparable to prior periods or other financial institutions.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Subsequent to acquisition of these loans, estimates of cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in cash flows expected to be collected at the pool level due to credit, the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. Events that would result in probable decreases in expected cash flows include (i) reductions in estimated collateral values for collateral dependent loans, (ii) loans becoming collateral dependent during the period for which there is an estimated collateral shortfall, (iii) non-payment of cash flows expected to be collected in prior re-estimations, and (iv) deterioration in the weighted average credit grade or past due status for loans with cash flows estimated based on these factors. If there are probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established ALLL and then increase interest income as a prospective yield adjustment over the remaining life of the loans. Events that would result in probable increases in expected cash flows include (i) increases in estimated collateral values for collateral dependent loans, (ii) loans becoming non-collateral dependent during the period for which there was an estimated collateral shortfall in prior estimations, (iii) actual cash flow collections in excess of prior estimates, and (iv) improvement in the weighted average credit grade or past due status for loans with cash flows estimated based on these factors.

Results of the Company’s cash flow re-estimation for PCI loans in the third quarter 2014 are summarized as follows.

(Dollars in thousands)	Provision	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(265)	$849	9.00%	13.29%
Loan pools with cash flow decrease	45	(188)	6.71%	6.50%
Total	$(220)	$661	7.41%	8.59%

Year-to-Date

Provision for loan losses was $2.6 million in the first nine months of 2014, which was a reduction from $4.7 million in the same 2013 period. The following table summarizes the year-to-date changes in the ALLL in 2014 and 2013.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(1,972)	—	(1,972)
Provision for loan losses	3,069	(499)	2,570
Balance at September 30, 2014	$5,779	$1,862	$7,641

2013:
Balance at January 1, 2013	$2,720	$1,278	$3,998
Net charge-offs	(1,676)	—	(1,676)
Provision for loan losses	3,547	1,165	4,712
Balance at September 30, 2013	$4,591	$2,443	$7,034

The decrease in provision for loan losses in the 2014 year-to-date period compared to the prior year period was primarily due to the change in provision expense on PCI loans. The $499 thousand provision recovery on certain PCI loan pools in the first nine months of 2014 compared to $1.2 million of provision expense resulting from impairment on certain PCI loan pools in the prior year. Provision expense non-PCI loans also decreased as the Company's loan portfolio credit trends improved over this period.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Service charges and fees on deposit accounts	$3,265	$1,512	$6,068	$3,552
Government-guaranteed lending	2,072	1,525	6,533	3,702
Mortgage banking	1,520	310	2,368	1,797
Bank-owned life insurance	572	324	1,267	829
Gain (loss) on sales of available for sale securities	(96)	—	122	1,214
Gain on sale of branch	415	—	415	—
Gain on acquisition	—	—	—	7,382
Other	1,313	866	2,582	1,760
Total non-interest income	$9,061	$4,537	$19,355	$20,236

3Q 2014 compared to 3Q 2013

Non-interest income totaled $9.1 million in the third quarter of 2014, which was an increase from $4.5 million in the third quarter of 2013. Operating non-interest income, which excludes securities gains and losses and a branch sale gain, totaled $8.7 million in the third quarter of 2014 compared to $4.5 million in the third quarter of 2013. Service charges and fees on deposit accounts increased by $1.8 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $547 thousand due to a higher volume of loan originations and sales as the Company continues to expand its government lending presence into new markets. Mortgage banking income increased by $1.2 million due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio. The $415 thousand nonrecurring branch sale gain was due to the sale of the New Bern branch as part of the Company's previously announced branch optimization plan.

Year-to-Date

Non-interest income totaled $19.4 million in the first nine months of 2014 compared to $20.2 million in the first nine months of 2013. Operating non-interest income, which excludes securities gains and losses, a branch sale gain, and the ECB acquisition gain, totaled $18.8 million in the first nine months of 2014, which was an increase from $11.6 million in the first nine months of 2013. Operating non-interest income improvement was primarily due to the scale and new markets provided by the Mergers and a significant increase in SBA lending activity as the Company continues to expand its government lending presence into new markets.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Salaries and employee benefits	$16,800	$10,132	$34,555	$27,706
Occupancy and equipment	4,856	2,517	10,066	6,518
Data processing	1,255	1,104	3,276	2,824
FDIC deposit insurance premiums	700	423	1,455	1,050
Professional services	1,153	621	2,512	2,019
Foreclosed asset expense, net	129	202	542	463
Loan, collection, and repossession expense	1,192	909	2,226	2,171
Merger and conversion costs	17,270	488	20,547	14,050
Restructuring charges	180	—	1,109	—
Amortization of intangible assets	845	230	1,296	570
Other	3,807	2,317	7,778	6,129
Total non-interest expense	$48,187	$18,943	$85,362	$63,500

3Q 2014 compared to 3Q 2013

Non-interest expense totaled $48.2 million in the third quarter of 2014 compared to $18.9 million in the third quarter of 2013. The increase in expenses was primarily due to $17.3 million in merger and conversion costs, which included professional fees, severance, and other expenses required to close the Mergers as well as costs to convert data processing, technology, signage, and branch network to the Company's integrated platform. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $18.5 million in the third quarter of 2013 to $30.7 million in the third quarter of 2014. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories all increased as a result of the Mergers, which added employees, branch and other facilities, and equipment to the Company's expense base. The Company's operating efficiency ratio, which excludes merger and conversion costs and restructuring charges, improved from 75.3 percent in the third quarter of 2013 to 61.2 percent in the third quarter of 2014 primarily due to the significant scale and operating leverage provided by the Mergers.

Year-to-Date

Non-interest expense totaled $85.4 million in the first nine months of 2014 compared to $63.5 million in the first nine months of 2013. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, totaled $63.7 million in the first nine months of 2014 compared to $49.5 million in year-to-date 2013 period. The Company's operating efficiency ratio improved from 79.51 percent in the first nine months of 2013 to 64.61 percent in the year-to-date 2014 period.

Income Taxes

3Q 2014 compared to 3Q 2013

Income tax expense was $621 thousand in the third quarter of 2014 compared $3.0 million in the third quarter of 2013. The Company's effective tax rate declined to 39.6 percent in the third quarter of 2014 due to higher tax-fee income on municipal bonds and bank-owned life insurance compared to prior periods. The effective tax rate, which still exceeded the Company's statutory tax rate in the quarter, was negatively impacted by non-deductible merger costs. Income tax expense in the third quarter of 2013 included a $1.2 million charge as a result of decreases to North Carolina corporate income tax rates enacted in that period.

Year-to-Date

Income tax expense was $4.8 million for the first nine months of 2014 compared to an income tax benefit of $206 thousand in the year-to-date 2013 period. The Company's effective tax rate was 42.9 percent in the first nine months of 2014.

Analysis of Financial Condition

Total assets were $4.18 billion as of September 30, 2014, which was an increase of $2.06 billion compared to December 31, 2013. The Mergers provided $1.93 billion of asset growth in the year-to-date period. Earning assets totaled $3.60 billion, or 86 percent of total assets, as of September 30, 2014 compared to $1.89 billion, or 89 percent of total assets, as of December 31, 2013. Earning assets as of September 30, 2014 consisted of $2.83 billion in gross loans, $26.9 million in loans held for sale, $754.0 million in investment securities, including FHLB stock, and $31.2 million in interest-earning deposits with correspondent banks. Deposits were $3.18 billion as of September 30, 2014, which was an increase of $1.51 billion as compared to December 31, 2013. The Mergers provided $1.51 billion of deposit growth in the year-to-date period. Short-term borrowings increased by $90.0 million in the year-to-date period while long-term debt increased by $137.2 million. Shareholders' equity increased by $304.3 million, which was primarily due to $308.2 million of net assets acquired in the Mergers.

Since the Mergers significantly impacted each major component of the Company's balance sheet, the following table has been provided to summarize the year-to-date changes in major balance sheet components including and excluding the acquired Yadkin balances.

(Dollars in thousands)	September 30, 2014	December 31, 2013	YTD Change	Acquired Yadkin Balances	YTD Change Excluding Acquired Yadkin Balances

Cash and cash equivalents	$91,075	$100,780	$(9,705)	$36,116	$(45,821)
Investment securities	734,721	404,888	329,833	257,655	72,178
Loans held for sale	26,853	8,663	18,190	1,372,679	(1,354,489)
Loans	2,827,426	1,392,833	1,434,593	15,696	1,418,897
Allowance for loan losses	(7,641)	(7,043)	(598)	—	(598)
Other assets	506,161	222,592	283,569	244,411	39,158
Total assets	$4,178,595	$2,122,713	$2,055,882	$1,926,557	$129,325

Deposits	$3,184,939	$1,672,231	$1,512,708	$1,514,600	$(1,892)
Short-term borrowings	216,500	126,500	90,000	72,879	17,121
Long-term debt	210,154	72,921	137,233	22,731	114,502
Other liabilities	24,672	13,002	11,670	8,110	3,560
Total liabilities	3,636,265	1,884,654	1,751,611	1,618,320	133,291
Shareholders' equity	542,330	238,059	304,271	308,237	(3,966)
Total liabilities and shareholders' equity	$4,178,595	$2,122,713	$2,055,882	$1,926,557	$129,325

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $701.8 million and $695.0 million, respectively, as of September 30, 2014 compared to $415.1 million and $404.4 million, respectively, as of December 31, 2013. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.7 million and $40.4 million, respectively, as of September 30, 2014 compared to $500 thousand and $500 thousand, respectively, as of December 31, 2013. The securities portfolio increased significantly in the year-to-date period due to the Mergers, but the Company also expanded and repositioned the portfolio after the Mergers to provide additional on-balance sheet liquidity and income. The Company intends to use principal cash flows from the securities portfolio to fund loan growth over the next several quarters.

Marketable investment securities accounted for as available for sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. Marketable investment securities accounted for as held to maturity are recorded at amortized cost. The investment securities portfolio as of September 30, 2014, consisted of U.S. government-sponsored enterprise ("GSE") obligations, securities guaranteed by the U.S. Small Business Administration ("SBA"), mortgage-backed securities issued by GSEs, investment grade corporate bonds, investment grade non-agency CMBS, investment grade non-taxable municipal bonds, and equity securities of certain financial institutions. As of September 30, 2014 and December 31, 2013, the available-for-sale securities portfolio had $2.7 million and $2.4 million, respectively, of unrealized gains and $9.5 million and $13.0 million, respectively, of unrealized losses.

The securities in an unrealized loss position as of September 30, 2014 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of September 30, 2014.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$14,906	$14,882	$14,834	$14,673
SBA-guaranteed securities	62,948	62,601	66,579	65,880
Mortgage-backed securities issued by GSE	454,884	446,499	216,818	205,260
Corporate bonds	118,615	120,387	109,423	110,740
Non-agency CMBS	3,600	3,638	5,867	5,938
Municipal bonds	43,276	43,632	600	601
Other debt securities	498	498	253	253
Equity securities	3,034	2,856	677	1,043
Total securities available for sale	$701,761	$694,993	$415,051	$404,388

Securities held to maturity:
Corporate bonds	$—	$—	$500	$500
Municipal bonds	39,728	40,404	—	—
Total securities held to maturity	$39,728	$40,404	$500	$500

The following table summarizes the amortized cost of debt securities in the investment portfolio as of September 30, 2014, segregated by major category with ranges of maturities(1) and average yields(2).

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$—	—%	$14,906	1.09%	$—	—%	$—	—%	$14,906	1.09%
SBA-guaranteed securities	—	—%	9,919	1.17%	51,004	1.45%	2,025	1.75%	62,948	1.41%
Mortgage-backed securities issued by GSE	5,302	1.86%	178,874	1.96%	242,511	2.51%	28,197	2.94%	454,884	2.31%
Corporate bonds	7,543	3.44%	90,923	1.98%	15,547	3.09%	4,602	3.03%	118,615	2.26%
Non-agency CMBS	3,600	2.14%	—	—%	—	—%	—	—%	3,600	2.14%
Municipal bonds	7,171	1.74%	29,258	2.99%	6,087	2.89%	760	5.97%	43,276	2.82%
Other debt securities	498	—%	—	—%	—	—%	—	—%	498	—%
Total debt securities available for sale	$24,114	2.32%	$323,880	1.99%	$315,149	2.37%	$35,584	2.95%	$698,727	2.22%

Securities held to maturity:
Municipal bonds	$—	—%	$9,871	3.70%	$26,270	3.93%	$3,587	5.77%	$39,728	4.04%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

(2)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

As of September 30, 2014, the weighted average life of the Company's debt securities was 5.2 years, and the weighted average effective duration was 3.6 years.

The Company also owned $19.3 million and $8.9 million of FHLB stock as of September 30, 2014, and December 31, 2013, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

Loans

The primary goal of the Company's lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Company. In addition to the importance placed on client knowledge and continuous involvement with clients, the Company's lending process incorporates the standards of a consistent company-wide credit culture and an in-depth knowledge of our local markets. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio. In this context, the Company strives to meet the credit needs of businesses and consumers in its markets while pursuing a balanced strategy of loan profitability, loan growth, and loan quality.

Loans, net of deferred loan fees, totaled $2.83 billion as of September 30, 2014, which was an increase of $1.43 billion since December 31, 2013, the combined result of the Yadkin Merger and strong organic growth. The Company expects opportunities for new loan originations to continue to be competitive and believes it is well-positioned to originate loans to maintain its net lending levels while meeting its underwriting criteria. The composition of the Company’s loan portfolio as of September 30, 2014, was as follows: 47.5 percent in commercial real estate loans, 15.5 percent in commercial and industrial loans, 11.8 percent in commercial construction and land development loans, 13.0 percent in residential real estate loans, 1.1 percent in consumer construction and land development loans, 9.8 percent in home equity loans and lines of credit, and 1.4 percent in consumer loans. The composition of the loan portfolio as of December 31, 2013, was as follows: 48.3 percent in commercial real estate loans, 16.6 percent in commercial and industrial loans, 12.5 percent in commercial construction and land development loans, 13.7 percent in residential real estate loans, 1.6 percent in consumer construction and land development loans, 6.8 percent in home equity loans and lines of credit, and 0.6 percent in consumer loans.

For each acquired loan portfolio, the Company made fair value adjustments by projecting expected future principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on then-current market rates for similar loans. Because acquired loans are marked to fair value and the legacy allowance for loan losses is eliminated at acquisition, the Company believes an analysis of the loan portfolio carrying value and unpaid borrower principal balances ("UPB") is important in evaluating the portfolio.

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	September 30, 2014			December 31, 2013
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$1,363,703	$1,342,532	98.4%	$688,015	$672,763	97.8%
Commercial and industrial	446,650	437,911	98.0%	234,905	230,614	98.2%
Construction and development	340,639	332,461	97.6%	181,758	173,870	95.7%
Consumer:
Residential real estate	376,013	368,974	98.1%	195,166	190,344	97.5%
Construction and development	31,058	30,246	97.4%	24,108	22,520	93.4%
Home equity	291,417	276,651	94.9%	98,527	94,390	95.8%
Consumer	41,214	39,080	94.8%	8,697	8,332	95.8%
Total	$2,890,694	$2,827,855	97.8%	$1,431,176	$1,392,833	97.3%

Acquired loans increased from $708.0 million as of December 31, 2013, to $2.08 billion as of September 30, 2014, while non-acquired loans increased from $685.3 million as of December 31, 2013, to $748.2 million as of September 30, 2014.

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	September 30, 2014
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$87,270	$25,429	$23,737	$28,287	$6,692	$893	$9,905	$182,213
1-5 years	710,097	122,130	72,867	150,758	19,991	3,119	23,623	1,102,585
After 5 years	195,872	16,499	15,499	51,045	1,909	2,501	1,164	284,489
Total	993,239	164,058	112,103	230,090	28,592	6,513	34,692	1,569,287
Variable Rate: (1)
1 year or less	97,591	160,818	135,246	16,445	1,345	7,809	3,544	422,798
1-5 years	189,311	59,961	66,487	16,521	309	52,156	658	385,403
After 5 years	62,391	53,074	18,625	105,918	—	210,173	186	450,367
Total	349,293	273,853	220,358	138,884	1,654	270,138	4,388	1,258,568
Total loans	$1,342,532	$437,911	$332,461	$368,974	$30,246	$276,651	$39,080	$2,827,855

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of September 30, 2014, totaled $223.0 million, of which $221.9 million were grouped into pools and $1.1 million were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2013, totaled $180.0 million, of which $178.7 million were grouped into pools and $1.3 million were accounted for on an individual loan basis.

Nonperforming Assets

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of 90 days or more, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

PCI loans with common risk characteristics are grouped in pools at acquisition. These loans are evaluated for accrual status at the pool level rather than the individual loan level and performance is based on management's ability to reasonably estimate the amount and timing of future cash flows rather than a borrower's ability to repay contractual loan amounts. Since management is able to reasonably estimate the amount and timing of future cash flows on the Company's PCI loan pools, none of these loans have been identified as nonaccrual. However, PCI loans included in pools are identified as nonperforming if they are past due 90 days or more at acquisition or become 90 days or more past due after acquisition. The past due status is determined based on the contractual terms of the individual loans.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate (or foreclosed assets). Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in non-interest expense.

Loans, excluding pooled PCI loans, are classified as troubled debt restructurings (“TDR”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until there is demonstrated performance under new terms. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on non-accrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

PCI loans that were classified as TDRs prior to acquisition are not classified as TDRs by the Company after the acquisition date. Subsequent modification of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting. A PCI loan not accounted for in a pool would be reported, and accounted for, as a TDR if modified in a manner that meets the definition of a TDR after the acquisition date.

Nonperforming loans as a percentage of total loans was 0.90 percent as of September 30, 2014, compared to 1.52 percent as of December 31, 2013, and 1.39 percent as of September 30, 2013. Total nonperforming assets as a percentage of total assets as of September 30, 2014, totaled 0.88 percent, compared to 1.49 percent as of December 31, 2013, and 1.48 percent as of September 30, 2013. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2014	December 31, 2013

Nonaccrual loans	$16,885	$14,728
Accruing loans past due 90 days or more (1)	8,648	6,420
Foreclosed assets	11,078	10,518
Total nonperforming assets	$36,611	$31,666

Restructured loans not included above	$4,424	$534
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$11,409	0.85%	$8,152	1.22%
Commercial and industrial	4,595	1.05%	2,197	0.95%
Construction and development	2,370	0.71%	4,575	2.60%
Consumer:
Residential real estate	4,648	1.26%	2,938	1.54%
Construction and development	456	1.51%	847	3.76%
Home equity	1,823	0.66%	2,052	2.17%
Consumer	232	0.59%	164	1.97%
Total nonperforming loans	$25,533	0.90%	$20,925	1.50%

Allowance for Loan Losses

The ALLL and related provision are calculated separately for PCI loans and non-PCI loans. The following description of the Company's ALLL methodology primarily relates to non-PCI loans. The evaluation of PCI loans for impairment follows a different methodology which is described above. The ALLL is a reserve established through a provision for probable loan losses charged to expense. Balances are charged against the ALLL when the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The ALLL is maintained at a level based on management's best estimate of probable credit losses that are inherent in the loan portfolio. Management evaluates the adequacy of the ALLL on at least a quarterly basis.

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of historic loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The annualized trailing three-year historical loss rates are used in combination with the qualitative factors to determine appropriate loss rates for each identified risk category.

The Company utilizes an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the credit administration function. The internal risk grading system is reviewed and tested periodically by the loan review function. The Company's ALLL model uses the internal loan grading system to segment each category of loans by risk grade. Calculated loss rates are weighted more heavily for higher risk loans.

A loan, excluding PCI loans, is considered individually impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. PCI loans within pools are not evaluated individually for impairment.

The following table presents the allocation of the ALLL for the periods presented.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$3,007	39.35%	$2,419	34.34%
Commercial and industrial	899	11.77	805	11.43
Construction and development	1,505	19.70	1,400	19.88
Consumer:
Residential real estate	1,455	19.04	1,673	23.75
Construction and development	185	2.42	187	2.66
Home equity	500	6.54	476	6.76
Consumer	90	1.18	83	1.18
Total allowance for loan losses	$7,641	100.00%	$7,043	100.00%

The following table summarizes changes in the ALLL for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

ALLL, beginning of period	$7,451	$6,425	$7,043	$3,998
Charge-offs:
Commercial:
Commercial real estate	113	—	355	14
Commercial and industrial	170	64	616	141
Construction and development	70	361	266	478
Consumer:
Residential real estate	251	85	458	509
Home equity	100	131	371	433
Consumer	78	28	210	246
Total charge-offs	782	669	2,276	1,821
Recoveries:
Commercial:
Commercial real estate	13	4	18	22
Commercial and industrial	3	7	31	15
Construction and development	67	(38)	69	9
Consumer:
Residential real estate	49	17	73	79
Home equity	14	4	90	9
Consumer	10	4	23	11
Total recoveries	156	(2)	304	145
Net charge-offs	626	671	1,972	1,676
Provision for loan losses	816	1,280	2,570	4,712
ALLL, end of period	$7,641	$7,034	$7,641	$7,034

Net charge-offs to average loans (annualized)	0.09%	0.20%	0.14%	0.19%

The ALLL to total loans ratio was 0.27 percent as of September 30, 2014, compared to 0.51 percent as of December 31, 2013. Including acquisition accounting fair value discounts, the adjusted ALLL declined from 2.54 percent as of December 31, 2013, to 2.50 percent as of September 30, 2014. The slight decline in adjusted ALLL included the impact of the Yadkin Merger loans and reflected accretion of fair value discounts for previously-acquired loans. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	September 30, 2014	December 31, 2013

Allowance for loan losses (GAAP)	$7,641	$7,213
Net acquisition accounting fair value discounts to loans	62,969	27,906
Adjusted allowance for loan losses	$70,610	$35,119
Loans	$2,827,426	$1,384,732
Adjusted allowance for loan losses to loans (Non-GAAP)	2.50%	2.54%

Deposits

Total deposits as of September 30, 2014 were $3.18 billion, which was a decrease of $1.5 billion from December 31, 2013. As of September 30, 2014 and December 31, 2013, the Company had outstanding time deposits under $100 thousand of $567.1 million and $271.9 million, respectively, and time deposits over $100 thousand of $550.6 million and $363.1 million, respectively.

The composition of the deposit portfolio, by category, as of September 30, 2014 was as follows: 35.1 percent in time deposits, 30.5 percent in money market and savings, 13.8 percent in interest-bearing demand deposits, and 20.6 percent in non-interest bearing demand deposit. The composition of the deposit portfolio, by category, as of December 31, 2013 was as follows: 38.0 percent in time deposits, 28.0 percent in money market and savings, 21.0 percent in interest-bearing demand deposits, and 13.0 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended September 30, 2014			Three months ended September 30, 2013
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$602,888	19.06%	—%	$206,745	12.56%	—%
Interest-bearing demand	481,460	15.22	0.13	333,133	20.23	0.18
Money market and savings	956,128	30.22	0.24	479,378	29.10	0.28
Time deposits	1,123,293	35.50	0.58	627,874	38.11	0.72
Total average deposits	$3,163,769	100.00	0.30	$1,647,130	100.00	0.39

During 2014 and particularly following the Mergers, the overall mix of average deposits has shifted to a higher percentage of non-interest demand deposits, with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.30 percent in the third quarter of 2014, compared to 0.39 percent in the third quarter of 2013, due to changes in deposit mix and lower deposit interest rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $216.5 million and $126.5 million as of September 30, 2014 and December 31, 2013, respectively, and consisted of FHLB advances maturing within twelve months. The balance of FHLB advances increased with the Mergers, but these balances have also increased to partially fund loan growth and to provide short-term funding that management has used to hedge in order to manage the Company's interest rate risk position.

The Company had outstanding long-term FHLB advances of $134.8 million and $19.2 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, long-term debt included $7.0 million in a subordinated term loan due in 2018 as well as $38.1 million in fixed rate subordinated notes due in 2023. As of September 30, 2014, long-term debt also included a total of $24.3 million in junior subordinated debentures issued to various unconsolidated trusts which were formed to issue trust preferred securities. This amount grew from a balance of $5.6 million as of December 31, 2013 due to two acquired Yadkin trusts. Capital lease obligations, which are included in long-term debt, totaled $6.0 million and $3.1 million as of September 30, 2014 and December 31, 2013, respectively.

Shareholders’ Equity

Total shareholders’ equity was $542.3 million as of September 30, 2014, which was an increase of $304.3 million from December 31, 2013. This increase was primarily due to net assets acquired in the Mergers of $308.2 million. In addition, shareholders' equity was benefited by net income of $6.4 million and other comprehensive income of $1.3 million. Dividends on preferred stock of $630 thousand and a capital distribution to legacy Piedmont shareholders of $9.8 million, previously agreed upon in the Mergers, reduced shareholders' equity.

Liquidity

Liquidity management involves the ability to fund the needs and requirements of depositors and borrowers, fund loan commitments, pay operating expenses, and ensure compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, management regularly evaluates the Company's deposit mix and trends and relies on various internal analyses of its liquidity, which includes liquidity stress testing as well as short-term and long-term liquidity planning. The Company's liquidity management is governed by its liquidity policy and contingent funding plan which are both approved annually by the Board of Directors.

Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Bank. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases. The primary uses of liquidity at the holding company are preferred stock dividends, debt payments on its subordinated debt and TRUPs, and operating expenses. The primary source of liquidity at the holding company are dividend distributions from the Bank. In addition, on July 2, 2014, the holding company entered into a loan agreement with a correspondent bank providing for a revolving loan of up to an aggregate principal amount of $10.0 million. Borrowings under the loan agreement accrue interest at LIBOR plus 4.0 percent. The loan agreement will expire on July 1, 2015. However, the Company may extend the maturity date by twelve months so long as it is not in default under the loan agreement. The obligations of the loan agreement are secured by, among other things, a pledge of all of the capital stock of the Bank.

As of September 30, 2014, the Company's liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $786.1 million, which represented 19 percent of total assets and 25 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $244.3 million as of September 30, 2014. As of September 30, 2014, outstanding commitments for undisbursed lines of credit and letters of credit totaled $690.3 million and outstanding capital commitments to a private investment fund were $3.2 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $3.41 billion, or 82 percent, of total assets as of September 30, 2014 compared with $1.77 billion, or 83 percent, of total assets as of December 31, 2013.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	September 30, 2014
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$580,417	$340,574	$196,706	$—	$1,117,697
Short-term borrowings	216,500	—	—	—	216,500
Long-term debt	—	133,883	672	75,599	210,154
Operating leases	4,749	7,927	6,586	12,530	31,792
Total contractual obligations	$801,666	$482,384	$203,964	$88,129	$1,576,143

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company's principal goals related to the maintenance of capital are to provide adequate capital to support the Company's risk profile, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to shareholders.

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent.

The Company's and the Bank’s capital amounts and ratios as of September 30, 2014 are presented in the table below.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total Capital (to Risk-Weighted Assets)	$412,871	12.37%	$267,122	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	360,825	10.81%	133,561	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	360,825	9.40%	153,492	4.00%	N/A	N/A

Yadkin Bank
Total Capital (to Risk-Weighted Assets)	$409,315	12.27%	$266,917	8.00%	$333,646	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	395,319	11.85%	133,458	4.00%	200,188	6.00%
Tier 1 Capital (to Average Assets)	395,319	10.32%	153,278	4.00%	191,598	5.00%

The Company's tangible book value per common share was $10.96 as of September 30, 2014 compared to $12.83 as of December 31, 2013. Tangible common equity to tangible assets was 8.63 percent as of September 30, 2014 compared to 9.85 percent as of December 31, 2013. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are non-GAAP financial metrics.

(Dollars in thousands)	September 30, 2014	December 31, 2013

Total shareholders' equity before non-controlling interests	$542,330	$140,800
Less: Preferred stock	28,405	—
Less: Goodwill and other intangible assets, net(1)	167,643	22,509
Tangible common equity for purposes of calculating tangible book value per share	$346,282	$118,291
Common shares outstanding	31,598,907	9,219,378
Tangible book value per share	$10.96	$12.83

Total shareholders' equity	$542,330	$238,059
Less: Preferred stock	28,405	—
Less: Goodwill and other intangible assets, net	167,643	32,137
Tangible common equity for purposes of calculating tangible common equity ratios	$346,282	$205,922

Total assets	$4,178,595	$2,122,713
Less: Goodwill and other intangible assets, net	167,643	32,137
Tangible assets	$4,010,952	$2,090,576
Tangible common equity to tangible assets	8.63%	9.85%

(1) The December 31, 2013 calculation of tangible book value reflects a pro rata allocation of VantageSouth's goodwill and other intangible assets, net, to Piedmont as a controlling shareholder. Therefore, tangible common equity for these periods represents tangible common equity attributable to Piedmont shareholders, which is used for the purpose of calculating tangible book value per common share.

Forward-Looking Information

This periodic report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future. Risks and other factors that could influence the estimates include risks associated with any change in management, strategic direction, business plan, or operations, our management’s ability to successfully integrate the Company’s business and execute its business plan across new and diverse markets in North Carolina, South Carolina and elsewhere, greater than expected costs or difficulties related to the integration of acquired companies, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, particularly in light of continued economic uncertainty in the European Union, continued political unrest and instability in the Middle East; changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation, including, but not limited to recent proposals that would change capital standards and asset risk-weighting for financial institutions. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation previous Annual Reports on Form 10-K of predecessor companies. The forward-looking statements in this document speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is maintained within a series of policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income ("NII") at risk, which measures the impact on NII over the next twelve and twenty-four months to immediate changes in interest rates and (2) net economic value of equity ("EVE"), which measures the impact on the present value of net assets to immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. Finally, gap analysis, which is the difference between the amount of balance sheet assets and liabilities repricing within a specified time period, is used as a secondary measurement of the Company's interest rate risk position. All of these models are subject to ALCO guidelines and are monitored regularly.

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty-four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve-month NII projections are then developed using the same balance sheet but with the new yield curves, and these results are compared to the base scenario. The Company also performs yield curve twist scenarios to evaluate potential NII at risk under different scenarios such as a flattening yield curve, a steepening curve, and others that management deems necessary.

EVE at risk is based on the change in the present value of all assets and liabilities under different interest rate scenarios. The present value of existing cash flows with the current yield curve serves as the base case. The Company then applies an immediate parallel shock to that yield curve of ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent and recalculates the cash flows and related present values.

Key assumptions used in the models described above include the timing of cash flows, the maturity and repricing of assets and liabilities, changes in market conditions, and interest-rate sensitivities of the Company's non-maturity deposits with respect to interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future NII or predict the impact of changes in interest rates on NII and EVE. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of NII are assessed as part of the Company's forecasting process.

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2014

	September 30, 2014
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	9.01%	1.81%
+ 3.0%	6.11	1.39
+ 2.0%	3.00	0.97
+ 1.0%	0.23	0.67
No change	—	—
- 1.0%	(2.05)	(2.88)

While the measures presented in the table above are not a prediction of future NII or EVE valuations, they do suggest that if all other variables remained constant, immediate increases in interest rates at all points on the yield curve may produce higher NII in the short term. Other important factors that impact the levels of NII are balance sheet size and mix, interest rate spreads, the slope of the yield curve, the speed of interest rates changes, and management actions taken in response to the preceding conditions.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

Part II. Other Information

Item 1. Legal Proceedings

The Company is involved in legal proceedings which arise in the ordinary course of business, none of which are considered material.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger By and Among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of January 27, 2014. The Merger Agreement contains a listing and references identifying the contents of all omitted disclosure schedules and the Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the Securities and Exchange Commission upon request. (1)

2.2	First Amendment to the Agreement and Plan of Merger By and Among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of April 22, 2014. (2)

3.1
Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, effective as of July 4, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed July 7, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed July 7, 2014)

10.1	Loan Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2014)

10.2	Promissory Note dated as of July 2, 2014 issued by VantageSouth Bancshares, Inc. to NexBank SSB (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 7, 2014)

10.3
Pledge and Security Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 7, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

_____________________________________________________________
(1) Incorporated by reference to corresponding exhibit to the Current Report on Form 8-K filed with the SEC on January 30, 2014.
(2) Incorporated by reference to corresponding exhibit to the Current Report on Form 8-K filed with the SEC on April 25, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YADKIN FINANCIAL CORPORATION

Date:	November 7, 2014	By:	/s/ Scott M. Custer
Scott M. Custer
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer