Form 10-K
period 2014-12-31
YADKIN FINANCIAL Corp
filed 2015-03-13
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number 000-52099
YADKIN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	20-4495993
(State of Incorporation)	(I.R.S. Employer Identification No.)

3600 Glenwood Avenue, Suite 300 Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)
(919) 659-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $188,309,568.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 30,954,024 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

YADKIN FINANCIAL CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or the future financial performance of Yadkin Financial Corporation (the “Company”) or its wholly-owned subsidiary, Yadkin Bank (the “Bank”), and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•
changes in political and economic conditions, including the political and economic effects of economic downturns and other major developments such as the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company's ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	the impacts of regulatory scrutiny on consumer protection and compliance led by the Consumer Finance Protection Bureau;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	the impact of new minimum capital thresholds established by the Company’s regulators as a part of their implementation of Basel III;

•
the risks of changes in interest rates or an unprecedented period of record-low interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. The Company does not intend to update or reissue any forward-looking statements contained in this Annual Report on Form 10-K as a result of new information or other circumstances that may become known to the Company.
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 17.

PART I

ITEM 1. BUSINESS

Organization

Yadkin Financial Corporation (the "Company" or "Yadkin") is a bank holding company incorporated under the laws of North Carolina on March 2, 2006. The Company is headquartered in Raleigh, North Carolina, and conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina chartered community bank providing services in 73 branches across North Carolina and upstate South Carolina. Yadkin Bank’s primary business is providing banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas. Yadkin Bank began operations in 1968.

On July 4, 2014, the Company completed its mergers (the “Mergers”) with VantageSouth Bancshares, Inc. ("VantageSouth") and Piedmont Community Bank Holdings, Inc. ("Piedmont"), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the "Merger Agreement"). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly-owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree.

Financial Information Regarding Business Segments

The Company has a single operating segment, which is providing general commercial banking and financial services to individuals and businesses located in North Carolina and South Carolina, and to customers in various states through its SBA lending program. See the Company’s Financial Statements and accompanying Notes in Item 8.

Primary Market Area

The Company operates branches in North Carolina and South Carolina. From an operational standpoint, management has organized its branches into six regions.  The table below reflects Yadkin’s branch locations, deposits, deposit market share, population, and population growth rates by region.

Region	Number of Branches	June 30, 2014 Deposits in Market ($000)	Deposit Market Share (%)	Percent of Franchise (%)	Total Population 2014 (Actual)	Population Change 2010-2014 (%)	Projected Population Change 2014-2019 (%)
Central Region	15	$952,902	2.91	30.10	1,732,613	7.12	7.60
Piedmont Region	13	539,661	9.01	17.05	496,231	1.81	3.11
Mountain Region	10	525,697	14.45	16.61	241,001	0.76	2.11
South Region	10	415,052	0.22	13.11	1,499,951	6.96	7.49
Southeast Region	12	411,353	2.92	12.99	1,170,032	5.01	5.91
Northeast Region	13	320,911	21.35	10.14	95,213	0.90	2.28
Total	73	3,165,576		100.00	5,235,041	4.04	4.93
Aggregate: NC and SC					14,685,894	3.70	4.75
Aggregate: National					317,199,353	2.74	3.50

Source: SNL Financial, which derives its information from U.S. Census Bureau data

Competition

Commercial banking in North Carolina is very competitive. The Company competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many competitors have broader geographic markets and higher lending limits than the Company and are also able to provide more services and make greater use of media advertising. All markets in which the Company has a banking office are also served by branches of the largest banks in North Carolina and South Carolina as well as national and international banks.

Despite the competition in its market areas, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company serves the needs of businesses, business owners, and professionals by creating mutually beneficial and robust relationships with its customers and positively impacting its communities. In addition to offering standard banking products and services, the Company's associates build relationships with customers by understanding their personal and business challenges and goals, and providing tangible solutions. The Company offers customers modern banking services and technology with prompt, personal service and friendliness. The Company believes its approach to business builds goodwill among customers, shareholders, and the communities it serves that results in referrals from shareholders and satisfied customers. The Company also relies on traditional marketing to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events, and its officers and directors serve on boards of local civic and charitable organizations.

Merger and Acquisition Strategy

The Company's growth in business, profitability, and market share has historically been enhanced by strategic mergers and acquisitions. Additionally, the Company's strategic plan involves growing a high performing community bank through organic loan and deposit growth as well as disciplined merger and acquisition activity. The Company has focused on maintaining a merger and acquisition approach that involves disciplined targeting and pricing as well as extensive credit, financial, legal, information technology, and operational due diligence. The Company also understands the importance of and has significant experience integrating management teams, policies and procedures, branch networks, systems, and balance sheets. The Company's merger and acquisition process is governed by its Board of Directors and is subject to shareholder and regulatory approvals.

Employees

The Company employed 822 full-time and 60 part-time employees as of December 31, 2014, none of which are covered by a collective bargaining agreement. The Company believes that relations with its employees are good.

Additional Information

The Company’s principal internet address is http://www.yadkinbank.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, free of charge on http://www.yadkinbank.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.

SUPERVISION AND REGULATION

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary contains what management believes to be the material information related to the supervision and regulation of the Company and the Bank, but is not intended to be an exhaustive description of the statutes or regulations applicable to their respective businesses. Supervision, regulation and examination of the Company and the Bank by regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by a statute or regulation. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Bank Holding Company Regulation and Structure

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the “BHCA”) and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System, or the Federal Reserve. The Bank has a North Carolina state charter and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “NCCOB”).

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the other bank holding company;

•
it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed elsewhere in more detail.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”); or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company that was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliations between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the CRA rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks, or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company has not elected to be treated as a financial holding company.

The Company is required to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, commonly known as the “Bank Merger Act,” requires the prior written approval of the FDIC before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits the FDIC from approving any proposed merger transaction that would result in a monopoly or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the FDIC from approving a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the FDIC finds that the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, the FDIC must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the communities to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital. The NCCOB also has authority to appoint a receiver.

On October 1, 2012, the North Carolina Banking Law Modernization Act became effective and many of the state banking laws to which the Bank is subject were amended, including laws impacting capital requirements, authorized activities, permissible investments, and numerous operational functions. It is not possible to predict fully the future effects that this legislation may have on the business and earnings of the Bank.

The Bank is also subject to numerous state and federal statutes and regulations that affect its businesses, activities and operations and are supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.

Capital Adequacy

The Company must comply with the Federal Reserve’s established capital adequacy standards, and the Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8.00 percent. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder of total capital may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

As of December 31, 2014, the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.18 percent and 11.82 percent respectively. Neither the Company nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3 percent for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4 percent. The Company’s Tier 1 leverage ratio as of December 31, 2014 was 9.33 percent compared to 8.70 percent at December 31, 2013. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 capital leverage ratio applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act, or the FDI Act, requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10 percent or greater, a Tier 1 Risk-Based Capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8 percent or greater, a Tier 1 Risk-Based Capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater (3 percent in certain circumstances) and is not “well capitalized;”

•
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8 percent, a Tier 1 Risk-Based Capital ratio of less than 4 percent or a leverage ratio of less than 4 percent (3 percent in certain circumstances);

•
“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6 percent, a Tier 1 Risk-Based Capital ratio of less than 3 percent or a leverage ratio of less than 3 percent; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2 percent of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2014, the Bank had capital levels that qualify as “well capitalized” under such regulations.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable to regulators, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5 percent of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

New Capital Adequacy Requirements Under Basel III

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt corrective action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009, are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010, on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015, quarterly financial filings with the appropriate federal regulator to opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. The Company expects to make this election in its March 31, 2015 quarterly financial filings.

FDIC Insurance Assessments

The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor, (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Company’s insurance assessments during 2014 and 2013 were $2.1 million and $1.5 million, respectively.

In addition, the FDIC can impose special assessments to cover shortages in the DIF. The FDIC required insured depository institutions to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The three basis point increase was later cancelled under the Restoration Plan. In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion, such as the Company.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s DIF. This could, in turn, raise the Bank’s future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. While it is likely that the new law will increase the Company’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect the Company’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and ranged from $0.62 and $0.64 per $100 of assessable deposits during 2014 and 2013, respectively. These assessments will continue until the debt matures in 2017 through 2019.

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law governing the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from the Bank. The relevant federal and state regulatory agencies also have authority to prohibit a state bank, savings bank or bank holding company from engaging in conduct that, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

Insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries are classified as undercapitalized.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Acquisitions

As an active acquirer, the Company must comply with numerous laws related to our acquisition activity. As mentioned above, under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Further, the Bank Merger Act requires approval from the FDIC prior to the Bank merging with or acquiring the deposits of another bank. Subject to certain reciprocity provisions, current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Generally, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations.

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997, expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

The Federal Deposit Insurance Act, or FDIA, requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the NCCOB accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is North Carolina, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in North Carolina.

Affiliate Transactions

The Federal Reserve Act, the FDIA and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our subsidiaries. These laws regulate “covered transactions” between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. The Dodd-Frank Act expanded the definition of affiliate to make any investment fund, including a mutual fund, for which a depository institution or its affiliates serve as investment advisor an affiliate of the depository institution. “Covered transactions” include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The Dodd-Frank Act extended the limitations to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of “covered transactions” cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of “covered transactions” cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute “covered transactions” must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiaries conduct transactions internally among us, we are required to do so at arm’s length.

Loans to Directors, Executive Officers and Principal Shareholders

The authority of the Bank to extend credit to our directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:

•
the loans must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with us or the Bank;

•	the subsidiary bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or the Bank; and

•	the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank.

Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the bank’s board of directors with the interested director abstaining from voting.

Community Reinvestment Act

The CRA requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution’s written CRA evaluations. This requirement promotes enforcement of CRA principles by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed, and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. The Bank received a “Satisfactory” rating in its last CRA examination which was conducted during May 2012.

Consumer Laws and Regulations

We are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act, The Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.

Consumer Financial Protection Bureau

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has already finalized rules relating to, among other things, remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules became effective in October 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014.

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act, or BSA, we are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. Several anti-money laundering laws, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted up to the present to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, under the USA PATRIOT Act, the Secretary of the U.S. Department of the Treasury, or Treasury, has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed above. Finally, under the regulations of the Office of Foreign Asset Control, or OFAC, we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, mandates for public companies such as the Company, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board, or the PCAOB, which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. The law also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect the future operations of the Company and the Bank. Banking legislation and regulations may limit the Company’s and the Bank’s growth and the return to their investors by restricting certain of their activities.

In addition, capital requirements could be changed and have the effect of restricting the activities of the Company and the Bank, or requiring additional capital to be maintained. We cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the business of the Company or the Bank.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. The Bank’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

The Company’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following standards for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land, or C&D, represent 100 percent or more of the institution’s total capital; or

•	total CRE loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more.

As of December 31, 2014, the Bank’s C&D concentration as a percentage of capital totaled 95.5 percent and the Bank’s CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 252.2 percent.

Limitations on Incentive Compensation

In June 2010, the Federal Reserve Board and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011. As of the date of this document, the final rule has not yet been published by these regulators.

In addition, the Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of the Company and the Bank cannot be predicted.

Regulatory Reform and Legislation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment. The risks identified below and this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us as described below and elsewhere in this Form 10-K.

Risks Related to Our Business

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As a result of various prior bank and bank holding company acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value. Management’s assumptions or valuations may not be accurate. In addition, the balances of nonperforming assets were significantly reduced by the adjustments to fair value recorded in conjunction with the various acquisitions. If our fair value assumptions were incorrect or the regulatory agencies to whom we report require us to change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities, and will expose us to additional legal costs and potential delays. Elevated levels of loan delinquencies and bankruptcies in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses (“ALLL”). Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers and an increase in our ALLL may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

The effects of economic instability on the performance of financial institutions in our geographic area, actions taken by our competitors to address economic instability, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to similar risks resulting from economic instability, such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to recognize and dispose of problem assets, excessive inventories of residential homes and lots may negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors to move their funds to larger institutions that are perceived to be less risky. If our depositors should move their funds based on events at other financial institutions, our operating results would suffer.

Our loan portfolio mix could result in increased credit risk in a challenging economy.

Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and also by geographic segment. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.

The current economic environment and any deterioration or downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

Our loan portfolio has and will continue to be affected by the on-going correction in real estate markets, including reduced levels of home sales and declines in the performance of loans.

There continues to be a general real estate slowdown in some of our market areas, reflecting declining prices and excess inventories. As a result, home builders and commercial developers have shown signs of financial deterioration. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry and could adversely affect our Builder Finance Division. In addition, many banking institutions, including our Bank, have experienced declines in the performance of other loans, including construction, land development and land loans and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecasted, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we have specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our customers to lenders who are SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have an adverse effect on our business.

We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our results of operations.

If our ALLL is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, including the current economic environment and real estate market, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an ALLL in an attempt to cover any loan losses that may occur. In determining the size of the ALLL, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. We expect our ALLL to continue to fluctuate; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our ALLL and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, at acquisition of the OREO we are required to reflect the fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such a loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, especially given heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the property may negatively impact the continuing value of such loan and could materially adversely affect our results of operations and financial condition.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2014, the fair value of our investment securities portfolio was $713.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary policy changes by the Federal Reserve, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may fail to realize all of the anticipated benefits, including estimated cost savings, of our 2014 merger of equals with VantageSouth or other potential future acquisitions.

The success of our merger with VantageSouth, which was consummated in July 2014, will depend on, among other things, the ability to continue to successfully complete the integration of the merged companies. Developing successful synergy has and will continue to demand significant commitments of time, energy and resources from our management and directors, which can be detrimental to the performance of their other responsibilities. If we are unable to achieve the desired levels of integration and synergy, the anticipated benefits of the merger may not be realized fully or at all, or may take longer than expected to be realized. There is no guarantee that we will be able to successfully integrate the businesses of the Company and VantageSouth.

In the future, we also may encounter difficulties in obtaining required regulatory approvals, and unexpected contingent liabilities can arise from the businesses we may acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results.

Given continued market volatility and uncertainty, we may experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could materially adversely affect our financial condition and results of operations.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

We face strong competition from larger, more established competitors.

The banking industry is highly competitive, and we experience strong competition from many other financial institutions, including some of the largest commercial banks in the United States. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Further, should we fail to maintain an adequate volume of loans and deposits in accordance with our business strategy, it could have an adverse effect on our profitability in the future.

As a community bank, we have different lending risks than larger banks.

Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small- to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories. Small- and medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

Hurricanes, excessive rainfall, droughts or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy of the coastal regions of North Carolina and South Carolina are affected, from time to time, by adverse weather events, particularly hurricanes. Our market area includes the Outer Banks and other portions of coastal North Carolina. Agricultural interests are highly sensitive to excessive rainfall or droughts. We cannot predict whether, or to what extent damage caused by future weather conditions will affect our operations, our customers, or the economies in our banking markets. Weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

A failure in or breach of our operational or security systems, or those of our third party service providers, including cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be quickly detected and adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints on the part of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

Deterioration in the soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create a market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. There is no assurance that the failure of our counterparties would not materially adversely affect our results of operations.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our chief executive officer and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.

From time to time the SEC and the Financial Accounting Standards Board change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material consequences.

We may be required to repurchase mortgage loans sold into the secondary market.

We have entered into agreements to sell mortgage loans into the secondary market. These agreements typically require that we repurchase the loan in the event of a default. If we are required to repurchase a large number of mortgage loans from secondary market investors, our financial condition and results of operations could be adversely affected.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our subsidiary’s banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, such circumstances could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including the declaration and payment of cash dividends to shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could materially affect our growth strategy and operating results in the future.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The implications of the Dodd-Frank Act, or its implementing regulations, on our business remain somewhat uncertain at this time, but it may adversely affect our business, results of operations, and the underlying value of our securities. The full effect of this legislation will not be reasonably certain until implementing regulations are promulgated, which could take several years in some cases.

Some or all of the changes, including the new rulemaking authority granted to the CFPB, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for either, or both, the Bank and the Company, and many of our non-bank competitors may remain free from such limitations. This disparity could adversely affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

Congress may consider additional proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, or business and earnings.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.

The CFPB has issued a number of significant rules which will impact nearly every aspect of the residential mortgage business. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.”

Our compliance with the CFPB rules, and its accompanying enforcement by our federal and state regulators, will create operational and strategic challenges for us, as we originate a significant volume of mortgages. Additional rules affecting the residential mortgage business are expected. Achieving full compliance will result in increased regulatory and compliance costs.

We may be required to raise additional capital in the future, including through new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt corrective action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

Certain Basel III Rules became effective January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will also have phase-in periods.

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On October 19, 2010, the FDIC adopted a Deposit Insurance Fund (“DIF”) Restoration Plan, which requires the DIF to attain a 1.35 percent reserve ratio by September 30, 2020. In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

Our ability to pay cash dividends on our securities is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends on our securities in the future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the current policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, which, in turn, will be highly dependent upon the Bank’s historical and projected results of operations, liquidity, cash flows and financial condition, as well as various legal and regulatory prohibitions and other restrictions on the ability of the Bank to pay dividends, extend credit or otherwise transfer funds to the Company.

Anti-takeover provisions could adversely affect our shareholders.

Provisions of North Carolina law, our Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) and our Amended and Restated Bylaws (our “Bylaws”) could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. For example, our Certificate of Incorporation authorizes our board of directors to issue preferred stock in one or more series, which could be issued as a defensive measure in response to a takeover proposal. There are substantial regulatory limitations on changes of control of bank holding companies. With certain limited exceptions, federal regulations prohibit a person or Company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10 percent (5 percent if the acquirer is a bank holding Company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to, and the approval of, the Federal Reserve Board. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2014, we had $167.8 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Raleigh, North Carolina. As of December 31, 2014, the Company operated 73 banking offices in North Carolina and South Carolina. The Company owns many of the buildings and leases other facilities from third parties. The Company also leases office space for its corporate headquarters in Raleigh, North Carolina and for an operations center in Cary, North Carolina. Management believes that the premises occupied by the Company are well located, are suitably equipped to serve as financial services facilities, and are adequately covered by insurance.

Net book value of the Company’s real property used for business purposes as well as furniture, fixtures, and equipment was $80.4 million as of December 31, 2014. Additional information relating to premises, equipment and lease commitments is set forth in Note F "Premises and Equipment" and Note K "Leases" in the "Notes to Consolidated Financial Statements" in this report.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NYSE MKT, LLC under the symbol "YDKN". There were 30,954,024 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of March 12, 2015, owned by 5,713 shareholders of record. The Company’s stock is not heavily traded with 81,731 shares traded, on average, per day, during the three months ended December 31, 2014. The following table provides the quarterly high and low trading prices and closing sales prices for the last two years.

	High	Low	Last
2014
First Quarter	$22.02	$16.62	$21.41
Second Quarter	21.77	17.54	18.84
Third Quarter	19.50	17.50	18.16
Fourth Quarter	19.78	17.92	19.65

2013
First Quarter	$12.03	$8.82	$12.03
Second Quarter	14.04	11.55	14.04
Third Quarter	17.23	14.00	17.23
Fourth Quarter	18.79	15.56	17.04

The Company's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital, the availability of liquid assets for distribution, and other factors determined relevant by the Company's Board of Directors. The Company's ability to generate liquid assets for distribution is dependent on the ability of the Bank to pay dividends to the Company. The Company has not historically declared or paid any cash dividends on its common stock. Dividend restrictions are described in the "Supervision and Regulation - Payment of Dividends and Other Restrictions" section in Item 1 of this report.

The Company maintains certain employee and director benefit plans under which equity securities of the Company may be awarded. See Note Q "Employee and Director Benefit Plans" in Item 8 of this report.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Yadkin’s common stock since the last trading day of 2009 with the cumulative return for the same period of: (i) the Russell 2000 Index and (ii) the SNL Southeast Bank Index. The graph assumes an investment of $100 on the last trading day of 2009 in the Yadkin’s common stock and in each index and that all dividends, if any, were reinvested. In 2014, the Company changed its stock market listing to the New York Stock Exchange. Due to this change, the Company has replaced the NASDAQ Composite Index with the Russell 2000 Index for purposes of presenting a broad market index in the stock performance graph. The Company believes that the Russell 2000 Index, an index in which the Company is included, provides a better comparison for stock performance.

Total Return Performance
Yadkin Financial Corporation
Russell 2000
SNL Southeast Bank
Index Value
250
200
150
100
50
0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Yadkin Financial Corporation	100.00	49.45	43.99	80.33	155.19	178.96
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Southeast Bank	100.00	97.10	56.81	94.37	127.88	144.03

ITEM 6. SELECTED FINANCIAL DATA

The table below presents summary financial data for the periods presented. The Company's financial results were significantly impacted by the acquisitions of VantageSouth Bank in 2010, Community Bank of Rowan and Crescent Financial Bancshares, Inc. in 2011, ECB Bancorp, Inc. in 2013, and the Mergers of Piedmont and VantageSouth into the Company in 2014. Periods prior to the Mergers reflect financial data of Piedmont, and periods after the Mergers reflect financial data for the combined company. All Piedmont share data prior to the Mergers has been converted to equivalent shares of the Company's common stock based on the share exchange ratio Piedmont stockholders received in the Mergers.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Summary of Operations
Interest income	$134,548	$79,090	$48,092	$14,057	$3,381
Interest expense	13,980	8,653	6,804	2,756	642
Net interest income	120,568	70,437	41,288	11,301	2,739
Provision for loan losses	3,413	5,469	5,354	1,621	2,376
Net interest income after the provision for loan losses	117,155	64,968	35,934	9,680	363
Non-interest income	28,917	24,789	11,983	1,710	572
Non-interest expense	118,954	81,870	50,345	17,569	6,801
Income (loss) before income taxes	27,118	7,887	(2,428)	(6,179)	(5,866)
Income tax expense (benefit)	5,413	2,014	(3,216)	188	—
Net income (loss)	21,705	5,873	788	(6,367)	(5,866)
Dividends on preferred stock	1,269	—	—	—	—
Net income (loss) attributable to non-controlling interests	2,466	3,601	1,935	(424)	(1,076)
Net income (loss) available to common shareholders	$17,970	$2,272	$(1,147)	$(5,943)	$(4,790)
Per Common Share
Net income (loss), basic	$0.88	$0.25	$(0.12)	$(2.21)	$(6.19)
Net income (loss), diluted	0.88	0.25	(0.12)	(2.21)	(6.19)
Book value	17.65	15.27	15.40	15.26	20.98
Tangible book value	11.44	12.83	12.59	12.46	20.68
Weighted average shares outstanding:
Basic	20,500,519	9,219,406	9,219,406	2,689,301	773,778
Diluted	20,505,142	9,219,406	9,219,406	2,689,301	773,778
Common shares outstanding	31,599,150	9,219,406	9,219,406	9,219,406	998,841
Balance Sheet Data
Total assets	$4,266,309	$2,122,713	$1,089,808	$1,101,373	$98,235
Cash and cash equivalents	132,365	100,780	50,513	58,666	4,287
Investment securities (1)	712,041	404,888	136,491	169,708	10,079
Loans (2)	2,918,471	1,401,496	784,648	740,608	67,554
Allowance for loan losses	7,817	7,043	3,998	1,081	2,083
Deposits	3,247,364	1,672,231	870,962	885,507	63,777
Long-term debt	180,164	72,921	19,864	24,216	3,000
Shareholders’ equity	557,802	238,059	180,722	183,510	25,037
Selected Performance Ratios
Return on average assets	0.70%	0.33%	0.07%	(2.10)%	(7.14)%
Return on average shareholders’ equity	5.74	2.61	0.43	(12.52)	(37.64)
Net interest margin	4.43	4.44	4.44	4.35	3.89
Efficiency ratio (3)	79.58	85.97	94.51	135.03	205.41
Asset Quality Ratios
Net charge-offs to average loans	0.12	0.20	0.33	1.29	0.49
Allowance for loan losses to loans	0.27	0.51	0.52	0.15	3.08
Nonperforming loans to loans	0.92	1.52	1.93	3.56	3.73
Nonperforming assets to total assets	0.93	1.49	1.89	3.44	3.47
Capital Ratios
Total risk-based capital (4)	12.18%	12.70%	14.96%	16.47%	N/A
Tier 1 risk-based capital (4)	11.82	11.85	13.66	15.56	N/A
Tier 1 leverage (4)	10.13	10.16	11.45	19.55	N/A
Tangible common equity to tangible assets	8.82	9.85	14.33	14.40	25.11

(1)	Investment securities include available-for-sale and held-to-maturity securities.

(2)	Loans include loans held for sale.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Piedmont was not required to report consolidated regulatory capital ratios for 2010; therefore, capital ratios have been omitted for this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina chartered community bank providing services in 73 branches across North Carolina and upstate South Carolina. Yadkin Bank’s primary business is providing banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas.

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

ECB Bancorp, Inc. Merger

On April 1, 2013, ECB Bancorp, Inc. ("ECB") was merged with and into VantageSouth (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "ECB Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB Merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of VantageSouth. The aggregate merger consideration consisted of 10.3 million shares of VantageSouth's common stock. Based upon the market price of VantageSouth's common stock immediately prior to the ECB Merger, the transaction value was $40.6 million.

Pursuant to the Merger Agreement, VantageSouth agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of VantageSouth's Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). At the closing of the ECB Merger, VantageSouth also issued a warrant to purchase 514,693.2 shares of VantageSouth's common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflected the exchange ratio associated with the ECB Merger.

Because ECB merged into VantageSouth, which was a controlled subsidiary of Piedmont, the shares of VantageSouth common stock issued to legacy ECB shareholders as merger consideration as well as the Series B Preferred stock and related common stock warrants assumed by VantageSouth in the ECB Merger were classified on Piedmont's consolidated balance sheets as part of non-controlling interests. The Series B Preferred Stock was subsequently redeemed by the Company on February 19, 2014, and the related common stock warrants were subsequently repurchased by VantageSouth on June 11, 2014.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2014:

•
The Company completed its merger of equals with VantageSouth and Piedmont in the 3rd quarter and then converted systems, integrated management teams and business lines, and rebranded the franchise by the end of September.

•	As a result of the Mergers, the Company is currently the largest community bank headquartered in North Carolina.

•
Prior to the Mergers, VantageSouth completed a private placement of $46.9 million of its common stock, which was used to redeem its outstanding preferred stock previously issued to the U.S. Department of Treasury.

•
Net operating earnings available to common shareholders, which excludes certain non-operating items, improved to $27.2 million, or $1.33 per diluted share, in 2014 compared to $2.9 million, or $0.31 per diluted share, in 2013.

•	Operating return on average assets improved to 1.03 percent, and operating return on average tangible equity improved to 11.19 percent in 2014.

•	Operating efficiency, which represents operating expenses to total operating revenues, improved to 64.2 percent in 2014 from 77.6 percent in 2013.

•	Net interest margin was 4.43 percent in 2014.

•
Asset quality continued to improve as nonperforming assets decreased to 0.93 percent of total assets as of December 31, 2014 from 1.49 percent as of December 31, 2013. Net charge-offs totaled $2.6 million, or 0.12 percent of average loans outstanding, in 2014.

•	Following completion of the Mergers on July 4, 2014, the Company produced loan originations and commitments totaling $708.7 million.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings available to common shareholders; (ii) pre-tax, pre-provision operating earnings; (iii) operating non-interest income; (iv) operating non-interest expense; (v) operating efficiency ratio; (vi) adjusted allowance for loan losses to loans; and (vii) tangible common equity, in its analysis of the Company's performance. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section below. The tangible common equity non-GAAP reconciliations, which include tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section below.

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

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012

OPERATING EARNINGS
Net income (GAAP)	$21,705	$5,873	$788
Securities gains	(126)	(1,215)	(1,251)
Gain on acquisition	—	(7,382)	—
Gain on sale of branch	(415)	—	—
Merger and conversion costs	22,136	14,650	3,242
Restructuring charges	1,142	—	—
Income tax effect of adjustments	(7,553)	(5,179)	(215)
Valuation allowance reversal on Piedmont's DTAs	(4,706)	—	—
DTA revaluation from reduction in state income tax rates	—	1,218	—
DTA valuation allowance reversal	—	—	(3,300)
Net operating earnings (Non-GAAP)	32,183	7,965	(736)
Dividends on preferred stock	(1,269)	—	—
Net income attributable to non-controlling interests	(2,466)	(3,601)	(1,935)
Allocation of adjustments to non-controlling interests	(1,231)	(1,509)	(243)
Net operating earnings available to common shareholders (Non-GAAP)	$27,217	$2,855	$(2,914)

Net operating earnings per common share:
Basic (Non-GAAP)	$1.33	$0.31	$(0.32)
Diluted (Non-GAAP)	1.33	0.31	(0.32)

PRE-TAX, PRE-PROVISION OPERATING EARNINGS
Net income (GAAP)	$21,705	$5,873	$788
Provision for loan losses	3,413	5,469	5,354
Income tax expense (benefit)	5,413	2,014	(3,216)
Pre-tax, pre-provision income	30,531	13,356	2,926
Securities gains	(126)	(1,215)	(1,251)
Gain on sale of branch	(415)	—	—
Gain on acquisition	—	(7,382)	—
Merger and conversion costs	22,136	14,650	3,242
Restructuring charges	1,142	—	—
Pre-tax, pre-provision operating earnings (Non-GAAP)	$53,268	$19,409	$4,917

OPERATING NON-INTEREST INCOME
Non-interest income (GAAP)	$28,917	$24,789	$11,983
Securities gains	(126)	(1,215)	(1,251)
Gain on sale of branch	(415)	—	—
Gain on acquisition	—	(7,382)	—
Operating non-interest income (Non-GAAP)	$28,376	$16,192	$10,732

OPERATING NON-INTEREST EXPENSE
Non-interest expense (GAAP)	$118,954	$81,870	$50,345
Merger and conversion costs	(22,136)	(14,650)	(3,242)
Restructuring charges	(1,142)	—	—
Operating non-interest expense (Non-GAAP)	$95,676	$67,220	$47,103

OPERATING EFFICIENCY RATIO
Efficiency ratio (GAAP)	79.58%	85.97%	94.51%
Effect to adjust for securities gains	0.06%	1.12%	2.27%
Effect to adjust for gain on acquisition	—%	7.23%	—%
Effect to adjust for gain on sale of branch	0.22%	—%	—%
Effect to adjust for restructuring charges	(0.77)%	—%	—%
Effect to adjust for merger and conversion costs	(14.85)%	(16.72)%	(6.23)%
Operating efficiency ratio (Non-GAAP)	64.24%	77.60%	90.55%

Analysis of Results of Operations

2014 compared to 2013

Net income was $21.7 million in 2014, which was a significant improvement from $5.9 million in 2013. Net income available to common shareholders was $18.0 million, or $0.88 per diluted common share, in 2014, an increase from $2.3 million, or $0.25 per diluted common share, in 2013. Net operating earnings, which excludes certain nonrecurring income and expenses, improved to $32.2 million in 2014 from $8.0 million in 2013 as the Company benefited from significant operating leverage provided by the Mergers. Similarly, pre-tax, pre-provision operating earnings increased to $53.3 million in 2014 from $19.4 million in 2013.

Two commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average shareholders' equity (net income as a percentage of average shareholders' equity). Return on average assets was 0.70 percent in 2014 compared to 0.33 percent in 2013. Return on average shareholders' equity was 5.74 percent in 2014 compared to 2.61 percent in 2013.

2013 compared to 2012

Net income was $5.9 million in 2013, which was a significant improvement from $788 thousand in 2012. Net income available to common shareholders was $2.3 million, or $0.25 per common share, in 2013 compared to a loss of $1.1 million, or $(0.12) per common share, in 2012. Net income in 2013 was significantly influenced by the ECB Merger. Net operating earnings, which exclude securities gains, merger and conversion costs, and non-recurring income tax adjustments, totaled $8.0 million in 2013 compared to a net operating loss of $736 thousand in 2012. Return on average assets was 0.33 percent in 2013, which was an improvement from 0.07 percent in 2012. Return on average shareholders' equity was 2.61 percent in 2013 compared to 0.43 percent in 2012.

Net Interest Income

2014 compared to 2013

Net interest income improved to $120.6 million in 2014 from $70.4 million in 2013. The increase in net interest income was the result of a significant increase in earning assets primarily from the Mergers but also from organic business activity. Average earning assets increased from $1.59 billion in 2013 to $2.73 billion in 2014. Over this period, average loan balances increased by $904.6 million, and average securities balances increased by $230.7 million. In addition, average interest-bearing deposits increased by $722.7 million. Net interest margin was 4.43 percent in 2014, compared to 4.44 percent in 2013. Net interest margin was negatively affected by a decline in the yield on earning assets from 4.99 percent in 2013 to 4.94 percent in 2014, but a decline in the cost of interest-bearing liabilities from 0.62 percent in 2013 to 0.61 percent in 2014 coupled with a change in the mix of funding due to incorporation of the Yadkin deposit base helped to offset the lower asset yields.

Net accretion income on acquired loans totaled $18.2 million in 2014, which consisted of $4.1 million of net accretion on purchased credit-impaired loans and $14.1 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in 2013 totaled $10.0 million, which included $3.0 million of net accretion on PCI loans and $7.0 million of accretion income on purchased non-impaired loans.

2013 compared to 2012

Net interest income in 2013 totaled $70.4 million, which was an increase from $41.3 million in 2012. Average earning assets totaled $1.59 billion in 2013, which was a significant increase from $936.5 million in 2012. The increase in average earning assets was primarily the result of assets acquired in the ECB Merger as well as organic loan growth.

Net interest margin was 4.44 percent in both 2013 and 2012. Net interest margin was benefited by a reduction in the cost of interest-bearing liabilities which fell from 0.87 percent in 2012 to 0.62 percent in 2013. The improvement in the cost of interest-bearing liabilities was offset by declining yields on interest-earning assets, which was primarily due to the origination of new loans at lower market rates and the reinvestment of principal paydowns and proceeds from sales of securities at lower market rates. The average yield on loans decreased from 6.01 percent in 2012 to 5.93 percent in 2013, and the average yield on investment securities declined from 2.67 percent in 2012 to 2.14 percent in 2013.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,118,695	$122,613	5.79%	$1,214,082	$71,975	5.93%	$730,146	$43,891	6.01%
Investment securities (2)	562,190	12,112	2.15	331,459	7,090	2.14	165,329	4,409	2.67
Federal funds and other	49,690	144	0.29	40,911	89	0.22	41,004	89	0.22
Total interest-earning assets	2,730,575	134,869	4.94%	1,586,452	79,154	4.99%	936,479	48,389	5.17%
Goodwill	78,980			26,254			26,254
Other intangibles, net	11,525			5,034			2,600
Non-interest-earning assets	301,876			173,124			106,049
Total assets	$3,122,956			$1,790,864			$1,071,382

Liabilities and Equity
Interest-bearing demand	$408,580	641	0.16%	$297,162	$645	0.22%	149,841	649	0.43%
Money market and savings	719,637	1,924	0.27	422,543	1,363	0.32	232,329	1,429	0.62
Time	872,040	5,839	0.67	557,853	4,195	0.75	376,019	3,538	0.94
Total interest-bearing deposits	2,000,257	8,404	0.42	1,277,558	6,203	0.49	758,189	5,616	0.74%
Short-term borrowings	172,700	406	0.24	60,098	165	0.27	3,149	19	0.60
Long-term debt	123,199	5,170	4.20	51,239	2,285	4.46	23,072	1,169	5.07
Total interest-bearing liabilities	2,296,156	13,980	0.61%	1,388,895	8,653	0.62%	784,410	6,804	0.87%
Noninterest-bearing deposits	431,816			167,058			98,089
Other liabilities	16,925			9,614			6,907
Total liabilities	2,744,897			1,565,567			889,406
Shareholders’ equity	378,059			225,297			181,976
Total liabilities and shareholders’ equity	$3,122,956			$1,790,864			$1,071,382

Net interest income, taxable equivalent		$120,889			$70,501			$41,585
Interest rate spread (3)			4.33%			4.37%			4.30%
Tax equivalent net interest margin (4)			4.43%			4.44%			4.44%

Percentage of average interest-earning assets to average interest-bearing liabilities			118.92%			114.22%			119.39%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $321 thousand, $64 thousand and $297 thousand for 2014, 2013 and 2012, respectively.

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

	Change from 2013 to 2014 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$52,358	$(1,720)	$50,638
Investment securities	4,986	36	5,022
Federal funds and other interest-earning assets	21	34	55
Total interest-earning assets	57,365	(1,650)	55,715

Interest-bearing liabilities:
Interest-bearing demand	198	(202)	(4)
Money market and savings	815	(254)	561
Time deposits	2,142	(498)	1,644
Total interest-bearing deposits	3,155	(954)	2,201
Short-term borrowings	265	(24)	241
Long-term debt	3,026	(141)	2,885
Total interest-bearing liabilities	6,446	(1,119)	5,327
Change in net interest income, taxable equivalent	$50,919	$(531)	$50,388

Provision for Loan Losses

The following table summarizes the year-to-date changes in the ALLL for the periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(2,626)	(13)	(2,639)
Provision for loan losses	4,463	(1,050)	3,413
Balance at December 31, 2014	$6,519	$1,298	$7,817

2013:
Balance at January 1, 2013	$2,720	$1,278	$3,998
Net charge-offs	(2,424)	—	(2,424)
Provision for loan losses	4,386	1,083	5,469
Balance at December 31, 2013	$4,682	$2,361	$7,043

2012:
Balance at January 1, 2012	$1,081	$—	$1,081
Net charge-offs	(2,437)	—	(2,437)
Provision for loan losses	4,076	1,278	5,354
Balance at December 31, 2012	$2,720	$1,278	$3,998

2014 compared to 2013

Provision for loan losses was $3.4 million during 2014, which was a reduction from $5.5 million in 2013. The $2.1 million decrease in provision for loan losses was primarily due to the change in provision expense on PCI loans. The $1.1 million provision recovery on certain PCI loan pools during 2014 compared to $1.1 million of provision expense resulting from impairment on certain PCI loan pools in the prior year. Provision expense for non-PCI loans increased slightly due to organic loan growth during 2014.

The ALLL was $7.8 million, or 0.27 percent of total loans, as of December 31, 2014 compared to $7.0 million, or 0.51 percent of total loans, as of December 31, 2013. The decline in ALLL as a percent of total loans was primarily due to the use of the acquisition method used to account for the Mergers. Upon completion of the Mergers, Yadkin's ALLL was eliminated, and the acquired Yadkin loan portfolio was adjusted to estimated fair value. Adjusted ALLL, which includes the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 2.17 percent of total loans as of December 31, 2014 compared to 2.74 percent as of December 31, 2013. Annualized net charge-offs were 0.12 percent of average loans in 2014, which was a decline from 0.20 percent of average loans in 2013.

Nonperforming loans as a percentage of total loans was 0.92 percent as of December 31, 2014 compared to 1.52 percent as of December 31, 2013. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets) as a percentage of total assets was 0.93 percent as of December 31, 2014 compared to 1.49 percent as of December 31, 2013. The improvement in the nonperforming loans and assets ratios over the past year was due to the Mergers as well as the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

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

The Company's quarterly PCI cash flow re-estimations resulted in a provision credit of $1.1 million in 2014 compared to provision expense of $1.1 million in 2013. The ALLL related to PCI loans as of December 31, 2014 was $1.3 million. Of this amount, $537 thousand was related to a residential real estate loan pool, $460 thousand was related to a commercial real estate loan pool, $94 thousand was related to a commercial and industrial loan pool, $87 thousand was related to a home equity loan pool, and $114 thousand was related to a consumer loan pool.

2013 compared to 2012

Provision for loan losses was $5.5 million in 2013 compared to $5.4 million in 2012. The 2013 provision for loan losses was comprised of $4.4 million in provision expense on non-PCI loans and $1.1 million of impairment on PCI loan pools. The ALLL related to PCI loans as of December 31, 2013 was $2.4 million. Of this amount, $1.0 million was related to a residential real estate loan pool, $1.0 million was related to a commercial real estate loan pool, $261 thousand was related to a construction and development loan pool, $53 thousand was related to a home equity loan pool, and $22 thousand was related to a consumer loan pool.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012

Service charges and fees on deposit accounts	$9,574	$4,959	$2,131
Government-guaranteed lending	9,450	5,586	3,159
Mortgage banking	3,370	2,265	3,389
Bank-owned life insurance	1,784	1,226	830
Gain on sales of available for sale securities	126	1,215	1,251
Gain on sale of branch	415	—	—
Gain on acquisition	—	7,382	—
Other	4,198	2,156	1,223
Total non-interest income	$28,917	$24,789	$11,983

2014 compared to 2013

Non-interest income totaled $28.9 million in 2014, which was an increase from $24.8 million in 2013. Operating non-interest income, which excludes securities gains, a branch sale gain in 2014, and a $7.4 million acquisition gain in 2013, totaled $28.4 million in 2014 compared to $16.2 million in 2013. Service charges and fees on deposit accounts increased by $4.6 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $3.9 million due to a higher volume of loan originations and sales as the Company continues to expand its government lending presence into new markets. Mortgage banking income increased by $1.1 million due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio. The $415 thousand nonrecurring branch sale gain was due to the sale of the New Bern branch as part of the Company's previously announced branch optimization plan.

2013 compared to 2012

Non-interest income totaled $24.8 million in 2013 compared to $12.0 million in 2012. Non-interest income in 2013 included a one-time acquisition gain of $7.4 million related to the ECB Merger. Securities gains totaled $1.2 million as the Company recognized gains upon selling the majority of its municipal bonds for balance sheet management and tax purposes. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, totaled $5.6 million. Additionally, service charges and fees, mortgage banking income, and bank-owned life insurance income totaled $5.0 million, $2.3 million, and $1.2 million, respectively, in 2013 and were all significantly impacted by the ECB Merger during the year.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012

Salaries and employee benefits	$51,342	$37,255	$26,033
Occupancy and equipment	15,075	9,133	5,331
Data processing	5,235	3,920	2,833
FDIC deposit insurance premiums	2,091	1,486	1,067
Professional services	3,943	2,857	3,142
Foreclosed asset expense, net	671	473	649
Loan, collection, and repossession expense	3,075	2,974	1,686
Merger and conversion costs	22,136	14,650	3,242
Restructuring charges	1,142	—	—
Amortization of other intangible assets	2,157	800	448
Other	12,087	8,322	5,914
Total non-interest expense	$118,954	$81,870	$50,345

2014 compared to 2013

Non-interest expense totaled $119.0 million in 2014 compared to $81.9 million in 2013. The increase in expenses was primarily due to $22.1 million in merger and conversion costs, which included professional fees, severance, and other expenses required to close the Mergers as well as costs to convert data processing, technology, signage, and the branch network to the Company's integrated platform. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2014 were all significantly impacted by Mergers which added employees, branch and other facilities, and equipment to the Company's expense base. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, totaled $95.7 million in 2014 compared to $67.2 million in 2013. The Company's operating efficiency ratio improved from 77.6 percent in 2013 to 64.2 percent in 2014 primarily due to the significant scale and operating leverage provided by the Mergers.

2013 compared to 2012

Non-interest expense totaled $81.9 million in 2013 compared to $50.3 million in 2012. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2013 were all significantly impacted by ECB Merger which added employees, branch and other facilities, and equipment to the Company's expense base. Direct merger, transaction and system conversion costs, which totaled $14.7 million, as well as a higher general expense run rate following the ECB merger significantly impacted non-interest expenses in 2013. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 90.5 percent in 2012 to 77.6 percent in 2013. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the ECB Merger.

Income Taxes

2014 compared to 2013

Income tax expense was $5.4 million in 2014 compared to $2.0 million in 2013. The Company's effective tax rate was 20.0 percent in 2014, which was a decrease from 25.5 percent in 2013. The decline in the effective tax rate was primarily due to the reversal of a $4.7 million valuation allowance on certain deferred tax assets that had been recorded by Piedmont prior to its merger with Yadkin.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would realize the net deferred tax asset of $72.4 million as of December 31, 2014.

2013 compared to 2012

Income tax expense was $2.0 million in 2013, which included a $1.2 million charge in the third quarter as a result of recently enacted decreases in North Carolina corporate income tax rates which are effective in future tax years. The income tax benefit in 2012 was $3.2 million, which included a $3.3 million reversal of a deferred tax valuation allowance.

Analysis of Financial Condition

Total assets were $4.27 billion as of December 31, 2014, which was an increase of $2.14 billion compared to December 31, 2013. The Mergers provided $1.93 billion of asset growth during 2014. Earning assets totaled $3.72 billion, or 87 percent of total assets, as of December 31, 2014 compared to $1.89 billion, or 89 percent of total assets, as of December 31, 2013. Earning assets as of December 31, 2014 consisted of $2.90 billion in gross loans, $20.2 million in loans held for sale, $731.5 million in investment securities, including FHLB stock, and $67.1 million in interest-earning deposits with correspondent banks and federal funds sold. Deposits were $3.25 billion as of December 31, 2014, which was an increase of $1.58 billion as compared to December 31, 2013. The Mergers provided $1.51 billion of deposit growth during 2014. Short-term borrowings increased by $124.0 million in the year-to-date period while long-term debt increased by $107.2 million. Shareholders' equity increased by $319.7 million, which was primarily due to $308.2 million of net assets acquired in the Mergers.

Since the Mergers significantly impacted each major component of the Company's balance sheet, the following table has been provided to summarize the year-to-date changes in major balance sheet components including and excluding the acquired Yadkin balances.

(Dollars in thousands)	December 31, 2014	December 31, 2013	YTD Change Including Acquired Yadkin Balances	Acquired Yadkin Balances	YTD Change Excluding Acquired Yadkin Balances

Cash and cash equivalents	$132,365	$100,780	$31,585	$36,116	$(4,531)
Investment securities	712,041	404,888	307,153	257,655	49,498
Loans held for sale	20,205	8,663	11,542	15,696	(4,154)
Loans	2,898,266	1,392,833	1,505,433	1,372,679	132,754
Allowance for loan losses	(7,817)	(7,043)	(774)	—	(774)
Other assets	511,249	222,592	288,657	245,931	42,726
Total assets	$4,266,309	$2,122,713	$2,143,596	$1,928,077	$215,519

Deposits	$3,247,364	$1,672,231	$1,575,133	$1,514,600	$60,533
Short-term borrowings	250,500	126,500	124,000	72,879	51,121
Long-term debt	180,164	72,921	107,243	22,731	84,512
Other liabilities	30,479	13,002	17,477	9,630	7,847
Total liabilities	3,708,507	1,884,654	1,823,853	1,619,840	204,013
Shareholders' equity	557,802	238,059	319,743	308,237	11,506
Total liabilities and shareholders' equity	$4,266,309	$2,122,713	$2,143,596	$1,928,077	$215,519

Investment Activities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In general, the primary goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds as prescribed by law and other borrowings; (iii) to provide structures and terms to enable management to properly management interest rate risk on the balance sheet; and (iv) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i), (ii) and (iii). The Company invests in securities as allowable under bank regulations and its investment policy. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued residential and commercial mortgage-backed securities, bank eligible corporate bonds, mutual funds and limited types of equity securities.

The amortized cost and fair value of the available-for-sale securities portfolio was $674.2 million and $672.4 million, respectively, as of December 31, 2014 compared to $415.1 million and $404.4 million, respectively, as of December 31, 2013. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.6 million and $40.6 million, respectively, as of December 31, 2014, compared to $500 thousand and $500 thousand, respectively, as of December 31, 2013. The securities portfolio increased significantly during 2014 due to the Mergers. The Company also expanded and repositioned the portfolio after the Mergers to provide additional on-balance sheet liquidity and income. The Company intends to use principal cash flows from the securities portfolio to partially fund loan growth over the next several quarters.

Marketable investment securities accounted for as available for sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. Marketable investment securities accounted for as held to maturity are recorded at amortized cost. The investment securities portfolio as of December 31, 2014 consisted of U.S. government-sponsored enterprise ("GSE") obligations, securities guaranteed by the U.S. Small Business Administration ("SBA"), mortgage-backed securities issued by GSEs, corporate bonds, non-agency RMBS, non-agency CMBS, non-taxable municipal bonds, and equity securities of certain financial institutions. As of December 31, 2014 and 2013, the available-for-sale securities portfolio had $2.8 million and $2.4 million, respectively, of unrealized gains and $4.6 million and $13.0 million, respectively, of unrealized losses.

The securities in an unrealized loss position as of December 31, 2014 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of December 31, 2014.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$14,914	$14,944	$14,834	$14,673	$—	$—
SBA-guaranteed securities	60,408	60,120	66,579	65,880	—	—
Mortgage-backed securities issued by GSE	428,076	425,283	216,818	205,260	76,249	76,777
Corporate bonds	118,799	119,912	109,423	110,740	30,861	32,508
Non-agency RMBS	4,961	4,963	—	—	—	—
Non-agency CMBS	3,576	3,578	5,867	5,938	6,612	6,885
Municipal bonds	39,907	40,258	600	601	18,075	18,926
Other debt securities	498	498	253	253	1,083	1,157
Equity securities	3,017	2,865	677	1,043	37	58
Total securities available for sale	$674,156	$672,421	$415,051	$404,388	$132,917	$136,311

Securities held to maturity:
Corporate bonds	$—	$—	$500	$500	$180	$410
Municipal bonds	39,620	40,586	—	—	—	—
Total securities held to maturity	$39,620	$40,586	$500	$500	$180	$410

The following table summarizes the amortized cost of debt securities in the investment portfolio as of December 31, 2014, segregated by major category with ranges of maturities(1) and average yields(2).

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$—	—%	$14,944	1.09%	$—	—%	$—	—%	$14,944	1.09%
SBA-guaranteed securities	—	—%	9,755	1.17%	48,494	1.46%	1,871	1.98%	60,120	1.43%
Mortgage-backed securities issued by GSE	3,542	2.22%	157,813	2.30%	243,138	2.49%	20,790	3.44%	425,283	2.37%
Corporate bonds	15,441	3.11%	84,299	1.90%	15,543	3.09%	4,629	3.03%	119,912	2.26%
Non-agency RMBS	—	—%	100	—%	—	—%	4,863	3.81%	4,963	3.81%
Non-agency CMBS	3,578	2.05%	—	—%	—	—%	—	—%	3,578	2.05%
Municipal bonds	7,477	2.07%	28,341	3.08%	4,138	2.92%	302	5.18%	40,258	2.89%
Other debt securities	498	—%	—	—%	—	—%	—	—%	498	—%
Total debt securities available for sale	$30,536	2.57%	$295,252	2.02%	$311,313	2.36%	$32,455	3.37%	$669,556	2.27%

Securities held to maturity:
Municipal bonds	$—	—%	$20,177	4.08%	$15,836	3.59%	$3,607	5.77%	$39,620	4.04%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

(2)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of December 31, 2014, the weighted average life of the Company's debt securities was 5.3 years, and the weighted average effective duration was 3.2 years.

The Company also owned $19.5 million and $8.9 million of FHLB stock as of December 31, 2014, and December 31, 2013, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

Lending Activities

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

The Company provides a wide range of business and consumer loans in the markets it serves. Its objective is to have a well-diversified and balanced portfolio of business and consumer loans. In order to manage loan portfolio risk, the Company has established concentration limits by borrower, product type, loan structure, and industry. The majority of business loans are secured by business assets and real estate supported in most cases by personal guarantees. Consumer loans are primarily secured with personal assets and real estate. Underwriting is primarily focused on the underlying cash flow of the business or consumer and secondarily on assets securing the loans.

The Company's loan policies, guidelines, and procedures establish the basic guidelines governing its lending operations. They address the types of loans sought, target markets, underwriting, collateral requirements, term, interest rate, yield considerations and compliance with laws and regulations. The loan policies are reviewed and approved annually by the Board of Directors of the Bank. The following summary provides an overview of the Company's current lending practices:

Commercial and Industrial (C&I) Loans. C&I loans are typically for working capital, equipment, and business expansion. C&I loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Company requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15- to 25-year amortizations for owner-occupied real estate. C&I loans totaled $468.8 million as of December 31, 2014.

Commercial Real Estate Loans. Commercial real estate loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Company generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations. Owner-occupied commercial real estate loans totaled $635.6 million, and non-owner-occupied commercial real estate loans totaled $719.9 million as of December 31, 2014.

Construction Loans. Commercial construction loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years once the properties are stabilized. The Company's primary focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to builders in situations in which the home is pre-sold to the end user and the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 18 months in length. Construction loans to home builders for speculative residential homes are not a focus for the Company. In many cases, home builders do require a speculative component to their lending facilities; however, credit exposure is controlled through the covenants relating to the home builder's speculative-to-sold ratio. Any loans made in this product would be to well-established home builders with an excellent track record who are focused on delivering commodity-style housing. Through its Builder Finance division, the Company lends to home builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Company's loan policies require personal guarantees of the principal business owners. Commercial construction loans and one-to-four family residential construction loans to home builders totaled $370.8 million as of December 31, 2014.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Company also offers construction-to-permanent loans for one-to-four family properties. These loans are generally sold to investors when construction is complete and the loan converts to permanent financing. The Company offers fixed and variable rate options on consumer loans but generally limits the maximum term to five to seven years for non-real estate secured loans. Residential real estate loans, home equity loans and lines of credit, and other consumer loans totaled $360.2 million, $276.7 million, and $36.9 million, respectively, as of December 31, 2014. Construction loans to consumers totaled $30.1 million as of December 31, 2014.

Residential Mortgage Loans. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department. The loans are funded by the Company and are primarily sold to national investors/servicers.

Government-Guaranteed Loans. The Company provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans held for investment totaled $93.5 million as of December 31, 2014 and were primarily classified as commercial and industrial and commercial real estate loans. SBA loans held for sale to investors totaled $8.4 million as of December 31, 2014.

Loan Approvals. The Company's loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans sought, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and exposure limits. Bankers are assigned to work with specific credit administration officers, and applicable loans must be approved by the designated credit administration officer prior to origination. Loans where the total borrower credit exposure exceeds $7.5 million must also be approved by the Bank's Chief Credit Officer. Exposures between $10 million and $15 million must be approved by the Bank's Chief’s Credit Officer and Chief Executive Officer with post advisement to the Board of Directors. Loans with exposures greater than $15 million and all Reg O loans require approval of the Board of Directors. Lending policies are reviewed and approved at least annually by the Board of Directors.

Loan Review. Responsibility for loan review resides with the Loan Review Officer. To supplement internal loan review resources, the Company has engaged an independent third-party loan review group. Together, the Loan Review Officer and the independent third-party loan review group form our combined internal loan review function. The Company's combined internal loan review function reports to the Audit Committee of the Board of Directors, and the Audit Committee approves the annual loan review plan.

Asset Quality. The Company considers asset quality to be of primary importance. It is the responsibility of each banker and credit administration officer to assign an appropriate risk grade to every loan originated, reviewed and renewed. The loan review function evaluates compliance with established underwriting and risk grading standards and provides a report detailing the conclusions of all internal and external reviews to the Board of Directors and senior management. The Company's loan policies require management to address any criticisms raised during the loan review and to take appropriate actions where warranted. The Company also employs a special assets group which is responsible for maximizing the collection of amounts owed to the Company related to problem assets. In addition to developing workout and repayment plans with borrowers, as appropriate, the special assets group takes appropriate legal action to file claims and judgments to recover amounts owed to the Company.

Loan Commitments. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit. The Company applies the same credit standards to these commitments that it utilizes in all of its lending activities and has included these commitments in its lending risk evaluations. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. See Note O "Commitments and Contingencies" in the “Notes to Consolidated Financial Statements” for more information.

Loans, net of deferred loan fees, totaled $2.90 billion as of December 31, 2014, which was an increase of $1.51 billion since December 31, 2013, the combined result of the Mergers and strong organic loan production. The following table summarizes the loan portfolio composition by category as of December 31 for the years presented.

	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial real estate	$1,355,536	46.7%	$670,293	48.1%	$393,218	51.2%	$367,693	49.9%	$18,854	28.0%
Residential real estate and home equity	636,911	22.0	285,768	20.5	189,758	24.7	200,368	27.2	29,783	44.3
Commercial and industrial	468,848	16.2	230,614	16.6	98,701	12.8	62,754	8.5	9,898	14.7
Construction and development	400,868	13.8	198,314	14.2	82,304	10.7	99,878	13.6	7,046	10.5
Consumer	36,874	1.3	8,332	0.6	4,325	0.6	6,046	0.8	1,658	2.5
Total loans	2,899,037	100.0%	1,393,321	100.0%	768,306	100.0%	736,739	100.0%	67,239	100.0%
Less: deferred loan fees	(771)		(488)		(97)		(345)		—
Total loans, net	$2,898,266		$1,392,833		$768,209		$736,394		$67,239

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

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	December 31, 2014			December 31, 2013
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$1,374,729	$1,355,536	98.6%	$686,390	$670,293	97.7%
Commercial and industrial	474,950	468,848	98.7	234,905	230,614	98.2
Construction and development	378,477	370,807	98.0	184,550	175,794	95.3
Consumer:
Residential real estate	366,264	360,249	98.4	196,343	191,378	97.5
Construction and development	30,661	30,061	98.0	24,108	22,520	93.4
Home equity	290,630	276,662	95.2	98,527	94,390	95.8
Consumer	38,545	36,874	95.7	8,697	8,332	95.8
Total	$2,954,256	$2,899,037	98.1%	$1,433,520	$1,393,321	97.2%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	December 31, 2014
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$86,098	$28,566	$24,341	$25,078	$5,515	$1,097	$8,708	$179,403
1-5 years	703,310	132,772	72,749	147,350	20,974	3,049	22,977	1,103,181
After 5 years	199,376	17,005	22,526	49,858	2,465	2,406	1,056	294,692
Total	988,784	178,343	119,616	222,286	28,954	6,552	32,741	1,577,276
Variable Rate: (1)
1 year or less	103,950	165,107	156,942	13,568	843	9,149	3,325	452,884
1-5 years	199,595	64,282	76,481	17,755	264	50,469	618	409,464
After 5 years	63,207	61,116	17,768	106,640	—	210,492	190	459,413
Total	366,752	290,505	251,191	137,963	1,107	270,110	4,133	1,321,761
Total loans	$1,355,536	$468,848	$370,807	$360,249	$30,061	$276,662	$36,874	$2,899,037

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of December 31, 2014, totaled $206.1 million, of which $205.4 million were grouped into pools and $712 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2013, totaled $180.0 million, of which $178.7 million were grouped into pools and $1.3 million were accounted for on an individual loan basis.

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

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate or foreclosed assets. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in non-interest expense.

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

Nonperforming loans as a percentage of total loans was 0.92 percent as of December 31, 2014 compared to 1.52 percent as of December 31, 2013. Total nonperforming assets as a percentage of total assets as of December 31, 2014 totaled 0.93 percent compared to 1.49 percent as of December 31, 2013. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2014	2013	2012	2011	2010

Nonaccrual loans:
Commercial real estate	$5,685	$4,747	$1,763	$731	$380
Construction and development	1,946	3,285	553	1,558	—
Commercial and industrial	4,594	2,154	64	45	—
Residential real estate and home equity	5,476	4,378	3,392	1,173	67
Consumer	248	164	223	1	—
Total nonaccrual loans	17,949	14,728	5,995	3,508	447
Accruing loans past due 90 days or more (1)	8,810	6,420	8,819	22,888	2,075
Total nonperforming loans	26,759	21,148	14,814	26,396	2,522
Foreclosed assets	12,891	10,518	5,837	11,537	890
Total nonperforming assets	$39,650	$31,666	$20,651	$37,933	$3,412

Restructured loans not included above	$4,424	$534	$104	$782	$—
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

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves historical loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition and concentrations, prevailing economic conditions, the loan review function, and other relevant factors. The annualized trailing 3.5-year historical loss rates are used in combination with the qualitative factors to determine appropriate loss rates for each identified risk category. The Company had previously been utilizing a 3-year historical loan loss period to calculate its historical charge-off rates but modified its approach in the third quarter of 2014 to freeze the earliest quarter in the look-back period (3Q 2011). The purpose of this change was to reflect the appropriate historical charge-off rate for the current credit cycle in the ALLL model. Therefore, one quarter will be added to the historical look-back period until the model reaches 4 full years of historical losses. The addition of two quarters of loan losses to the model through year-end 2014 added $718 thousand to the ALLL as of December 31, 2014.

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

The following table presents the allocation of the ALLL as of December 31 for the periods presented.

	2014		2013		2012
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$2,796	35.77%	$2,419	34.35%	$1,524	21.64%
Construction and development	1,885	24.11	1,587	22.53	615	8.73
Commercial and industrial	1,274	16.30	805	11.43	798	11.33
Residential real estate and home equity	1,783	22.81	2,149	30.51	1,025	14.55
Consumer	79	1.01	83	1.18	36	0.51
Total ALLL	$7,817	100.00	$7,043	100.00	$3,998	56.76

The following table summarizes changes in the ALLL for the periods presented.

(Dollars in thousands)	2014	2013	2012	2011	2010

ALLL at beginning of period	$7,043	$3,998	$1,081	$2,083	$—
Charge-offs:
Commercial real estate	(366)	(20)	—	(812)	(322)
Construction and development	(367)	(723)	(415)	(1,481)	—
Commercial and industrial	(1,034)	(483)	(250)	(3)	—
Residential real estate and home equity	(1,020)	(1,230)	(1,937)	(3)	(49)
Consumer	(354)	(265)	(147)	(367)	—
Total charge-offs	(3,141)	(2,721)	(2,749)	(2,666)	(371)
Recoveries:
Commercial real estate	46	26	—	—	2
Construction and development	69	47	125	20	—
Commercial and industrial	88	23	19	8	76
Residential real estate and home equity	254	185	159	9	—
Consumer	45	16	9	6	—
Total recoveries	502	297	312	43	78
Net charge-offs	(2,639)	(2,424)	(2,437)	(2,623)	(293)
Provision for loan losses	3,413	5,469	5,354	1,621	2,376
ALLL at end of period	$7,817	$7,043	$3,998	$1,081	$2,083

Net charge-offs to average loans	0.12%	0.20%	0.33%	1.29%	0.49%

The ALLL to total loans ratio was 0.27 percent as of December 31, 2014 compared to 0.51 percent as of December 31, 2013. Including acquisition accounting fair value discounts, the adjusted ALLL declined from 2.74 percent as of December 31, 2013 to 2.17 percent as of December 31, 2014. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	December 31, 2014	December 31, 2013

Allowance for loan losses (GAAP)	$7,817	$7,043
Net acquisition accounting fair value discounts to loans	55,166	31,152
Adjusted allowance for loan losses	$62,983	$38,195
Loans	$2,898,266	$1,392,833
Adjusted allowance for loan losses to loans (Non-GAAP)	2.17%	2.74%

Net acquisition accounting fair value discounts to loans includes $45.2 million and $9.8 million in credit and non-credit discounts, respectively, as of December 31, 2014.

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2014, brokered deposits represented approximately 9.0 percent of total deposits.

Total deposits as of December 31, 2014 were $3.25 billion, which was an increase of $1.58 billion from December 31, 2013. As of December 31, 2014 and 2013, the Company had outstanding time deposits under $100 thousand of $415.0 million and $271.9 million, respectively, and time deposits over $100 thousand of $677.8 million and $363.1 million, respectively.

The composition of the deposit portfolio, by category, as of December 31, 2014 was as follows: 33.6 percent in time deposits, 30.9 percent in money market and savings, 21.0 percent in non-interest bearing demand deposit, and 14.5 percent in interest-bearing demand deposits. The composition of the deposit portfolio, by category, as of December 31, 2013 was as follows: 38.0 percent in time deposits, 28.0 percent in money market and savings, 21.0 percent in interest-bearing demand deposits, and 13.0 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	2014			2013
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$431,816	17.76%	—%	$167,058	11.56%	—%
Interest-bearing demand	408,580	16.80	0.16	297,162	20.57	0.22
Money market and savings	719,637	29.59	0.27	422,543	29.25	0.32
Time deposits	872,040	35.85	0.67	557,853	38.62	0.75
Total average deposits	$2,432,073	100.00	0.42%	$1,444,616	100.00	0.49%

During 2014 and particularly following the Mergers, the overall mix of average deposits has shifted to a higher percentage of non-interest demand deposits, with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.42 percent in 2014 compared to 0.49 percent in 2013 due to changes in deposit mix and lower deposit interest rates.

The following table summarizes the maturities of time deposits $100 thousand or more as of December 31, 2014.

(Dollars in thousands)	December 31, 2014

Remaining maturity:
Three months or less	$119,696
Three to six months	73,054
Six to 12 months	147,097
More than 12 months	337,924
Total	$677,771

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $250.5 million and $126.5 million as of December 31, 2014 and 2013, respectively, and consisted of FHLB advances maturing within twelve months. The balance of FHLB advances increased with the Mergers, but these balances have also increased to partially fund loan growth and to provide short-term funding that management has used to hedge in order to manage the Company's interest rate risk position.

Long-term debt totaled $180.2 million and $72.9 million as of December 31, 2014 and 2013, respectively. The Company had outstanding long-term FHLB advances of $104.7 million and $19.3 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, long-term debt included $7.1 million in a subordinated term loan due in 2018 as well as $38.1 million in fixed rate subordinated notes due in 2023. As of December 31, 2014, long-term debt also included a total of $24.4 million in junior subordinated debentures issued to various unconsolidated trusts which were formed to issue trust preferred securities. This amount grew from a balance of $5.6 million as of December 31, 2013 due to two acquired Yadkin trusts. Capital lease obligations, which are included in long-term debt, totaled $6.0 million and $3.1 million as of December 31, 2014 and 2013, respectively.

Shareholders’ Equity

Total shareholders’ equity was $557.8 million as of December 31, 2014, which was an increase of $319.7 million from December 31, 2013. This increase was primarily due to net assets acquired in the Mergers of $308.2 million. In addition, shareholders' equity benefited by $21.7 million of net income and other comprehensive income of $1.9 million. Dividends on preferred stock of $1.3 million and a capital distribution to legacy Piedmont shareholders of $9.8 million, previously agreed upon in the Mergers, reduced shareholders' equity.

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

Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Bank. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases. The primary uses of liquidity at the holding company are preferred stock dividends, debt payments on its subordinated debt and TRUPs, and operating expenses. Dividend distributions from the Bank are the holding company's primary source of liquidity. In addition, on July 2, 2014, the holding company entered into a loan agreement with a correspondent bank providing for a revolving loan of up to an aggregate principal amount of $10.0 million. Borrowings under the loan agreement accrue interest at LIBOR plus 4.0 percent. The loan agreement will expire on July 1, 2015. However, the Company may extend the maturity date by twelve months so long as it is not in default under the loan agreement. The obligations of the loan agreement are secured by, among other things, a pledge of all of the capital stock of the Bank.

As of December 31, 2014, the Company's liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $804.8 million, which represented 19 percent of total assets and 25 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $336.6 million as of December 31, 2014. As of December 31, 2014, outstanding commitments for undisbursed lines of credit and letters of credit totaled $671.3 million, standby letters of credit issued by the FHLB on the Bank's behalf totaled $10.0 million, and outstanding capital commitments to private investment funds were $2.3 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $3.50 billion, or 82 percent, of total assets as of December 31, 2014 compared with $1.77 billion, or 83 percent, of total assets as of December 31, 2013.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	December 31, 2014
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$595,059	$290,980	$206,240	$4	$1,092,283
Short-term borrowings	250,500	—	—	—	250,500
Long-term debt	—	98,777	12,727	68,660	180,164
Operating leases	4,066	6,676	5,039	5,354	21,135
Total contractual obligations	$849,625	$396,433	$224,006	$74,018	$1,544,082

The Company's significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in this table will be used; thus the actual cash requirements are likely to be significantly less than the amounts reported.

(Dollars in thousands)	December 31, 2014

Commitments to extend credit	$658,925
Financial standby letters of credit	12,421
Standby letters of credit issued by the FHLB on the Bank's behalf	10,000
Capital commitment to private investment fund	2,280
Total commitments	$683,626

For further information regarding the Company's off-balance sheet commitments, see Note O "Commitments and Contingencies" in the "Notes to Consolidated Financial Statements."

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company's principal goals related to the maintenance of capital are to provide adequate capital to support the Company's risk profile, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to shareholders. Management regularly monitors the capital position of the Company on both a consolidated and bank level basis. In this regard, management's overriding policy is to maintain capital at levels that are in excess of the Company's capital policy guidelines, which are above the regulatory "well capitalized" levels.

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common shareholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent.

The Company's and the Bank’s capital amounts and ratios as of December 31, 2014 are presented in the table below.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total Capital (to Risk-Weighted Assets)	$425,720	12.34%	$276,064	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	375,095	10.87%	138,032	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	375,095	9.33%	160,773	4.00%	N/A	N/A

Yadkin Bank
Total Capital (to Risk-Weighted Assets)	$419,875	12.18%	$275,674	8.00%	$344,592	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	407,300	11.82%	137,837	4.00%	206,755	6.00%
Tier 1 Capital (to Average Assets)	407,300	10.13%	160,812	4.00%	201,015	5.00%

These regulatory capital ratios and requirements follow the applicable capital definitions and requirements prior to Basel III. The Company's estimated pro forma Tier 1 leverage, common equity Tier 1, Tier 1 risk-based capital, and total risk-based capital ratios under Basel III were approximately 9.2 percent, 8.8 percent, 10.3 percent, and 11.7 percent as of December 31, 2014 based on management's interpretation of the rules adopted by its regulators, which became effective on January 1, 2015. See "Supervision and Regulation" for additional information regarding Basel III.

The Company's tangible book value per common share was $11.44 as of December 31, 2014 compared to $12.83 as of December 31, 2013. Tangible common equity to tangible assets was 8.82 percent as of December 31, 2014 compared to 9.85 percent as of December 31, 2013. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are non-GAAP financial metrics.

(Dollars in thousands)	December 31, 2014	December 31, 2013

Total shareholders' equity before non-controlling interests	$557,802	$140,800
Less: Preferred stock	28,405	—
Less: Goodwill and other intangible assets, net(1)	167,760	22,509
Tangible common equity for purposes of calculating tangible book value per share	$361,637	$118,291
Common shares outstanding	31,599,150	9,219,406
Tangible book value per share	$11.44	$12.83

Total shareholders' equity	$557,802	$238,059
Less: Preferred stock	28,405	—
Less: Goodwill and other intangible assets, net	167,760	32,137
Tangible common equity for purposes of calculating tangible common equity ratios	$361,637	$205,922

Total assets	$4,266,309	$2,122,713
Less: Goodwill and other intangible assets, net	167,760	32,137
Tangible assets	$4,098,549	$2,090,576
Tangible common equity to tangible assets	8.82%	9.85%

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

Quarterly Financial Information

The table below presents condensed unaudited information relating to quarterly periods in 2014 and 2013.

	2014				2013
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
Interest income	$45,272	$45,461	$21,835	$21,980	$22,659	$22,303	$22,483	$11,645
Interest expense	4,481	3,949	2,782	2,768	2,774	2,321	1,974	1,584
Net interest income	40,791	41,512	19,053	19,212	19,885	19,982	20,509	10,061
Provision for loan losses	843	816	464	1,290	758	1,280	1,491	1,940
Net interest income after provision for loan losses	39,948	40,696	18,589	17,922	19,127	18,702	19,018	8,121
Non-interest income	9,562	9,061	5,264	5,030	4,553	4,537	12,237	3,462
Non-interest expense	33,592	48,187	18,139	19,036	18,370	18,943	31,353	13,204
Income (loss) before taxes	15,918	1,570	5,714	3,916	5,310	4,296	(98)	(1,621)
Income tax expense (benefit)	607	621	2,504	1,681	2,220	2,997	(2,808)	(395)
Net income (loss)	15,311	949	3,210	2,235	3,090	1,299	2,710	(1,226)
Dividends on preferred stock	639	630	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	1,476	990	1,353	820	1,226	202
Net income (loss) to common shareholders	$14,672	$319	$1,734	$1,245	$1,737	$479	$1,484	$(1,428)
Net income (loss) per common share:
Basic	$0.46	$0.01	$0.19	$0.14	$0.19	$0.05	$0.16	$(0.15)
Diluted	0.46	0.01	0.19	0.14	0.19	0.05	0.16	(0.15)

Net income was $15.3 million in the fourth quarter of 2014 compared to $3.1 million in the fourth quarter of 2013. After preferred stock dividends, net income available to common shareholders was $14.7 million, or $0.46 per diluted share, in the fourth quarter of 2014 compared to $1.7 million, or $0.19 per diluted share, in the fourth quarter of 2013. Net operating earnings, which excludes securities gains, merger and conversion costs, restructuring charges, and the fourth quarter reversal of a deferred tax valuation allowance, totaled $11.6 million in fourth quarter of 2014 compared to $3.7 million in the fourth quarter of 2013. Pre-tax, pre-provision operating earnings, which also excludes the same nonrecurring income and expenses, improved to $18.4 million in the fourth quarter of 2014 from $6.7 million in the fourth quarter of 2013.

Net interest income was $40.8 million in the fourth quarter of 2014 compared to $19.9 million in the fourth quarter of 2013. The increase in net interest income was the result of a significant increase in earning assets resulting from the Mergers as well as organic business activity. Average earning assets increased from $1.84 billion in the fourth quarter of 2013 to $3.67 billion in the fourth quarter of 2014. Over this period, average loan balances increased by $1.50 billion, of which $1.37 billion was from acquired Yadkin loans. In addition, average interest-bearing deposits increased by $1.10 billion, which was primarily due to $1.22 billion of acquired Yadkin interest-bearing deposits.

Net interest margin improved from 4.32 percent in the fourth quarter of 2013 to 4.43 percent in the fourth quarter of 2014. The increase in net interest margin was primarily due to a decrease in the cost of interest-bearing deposits from 0.68 percent in the fourth quarter of 2013 to 0.60 percent in the fourth quarter of 2014.

Net accretion income on acquired loans totaled $5.1 million in the fourth quarter of 2014, which consisted of $873 thousand of net accretion on purchased credit-impaired (“PCI”) loans and $4.2 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the fourth quarter of 2013 totaled $2.8 million, which included $769 thousand of net accretion on PCI loans and $2.1 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $1.8 million of accelerated accretion due to principal prepayments in the fourth quarter of 2014.

Provision for loan losses was $843 thousand in the fourth quarter of 2014 compared to $758 thousand in the fourth quarter of 2013. The higher provision for loan losses was the net result of a $555 thousand increase in provision expense for non-PCI loans resulting from robust loan growth, partially offset by a $469 thousand increase in provision recoveries resulting from improvements in expected cash flows on certain PCI loan pools. Annualized net loan charge-offs were 0.09 percent of average loans in the fourth quarter of 2014 compared to 0.21 percent in the fourth quarter of 2013. The following table summarizes the changes in the ALLL in the fourth quarters of 2014 and 2013.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total
Q4 2014:
Balance at October 1, 2014	$5,779	$1,862	$7,641
Net charge-offs	(654)	(13)	(667)
Provision for loan losses	1,394	(551)	843
Balance at December 31, 2014	$6,519	$1,298	$7,817

Q4 2013:
Balance at October 1, 2013	$4,591	$2,443	$7,034
Net charge-offs	(748)	—	(748)
Provision for loan losses	839	(82)	757
Balance at December 31, 2013	$4,682	$2,361	$7,043

Non-interest income totaled $9.6 million in the fourth quarter of 2014, an increase from $4.6 million in the fourth quarter of 2013. The increase was primarily the result of a $2.1 million increase in income from service charges and fees, primarily resulting from the merger-related growth in the number of customer accounts. Government-guaranteed lending increased $1.0 million, and mortgage banking income increased $534 thousand when compared to the fourth quarter of 2013.

Non-interest expense totaled $33.6 million in the fourth quarter of 2014, compared to $18.4 million in the fourth quarter of 2013. The increase in expenses was primarily due to merger-related increases in salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories resulting from growth in the numbers of employees, branches and other facilities. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 72.71 percent in the fourth quarter of 2012 to 63.50 percent in the fourth quarter of 2014. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the Mergers.

The Company’s income tax expense was $607 thousand in the fourth quarter of 2014, compared to $2.2 million in the fourth quarter of 2013. Income tax expense in the fourth quarter of 2014 included a $4.7 million reduction resulting from reversal of the Piedmont deferred tax valuation allowance.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management's most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•	Allowance for loan losses,

•	Fair values for acquired assets and assumed liabilities,

•	Cash flow estimates on purchased credit-impaired loans,

•	Valuation of foreclosed assets,

•	Valuation of deferred tax assets, and

•	Evaluation of investment securities for other-than-temporary impairment.

For a full description of these critical accounting policies, see Note B "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements."

Recent Accounting Pronouncements

For recently issued accounting pronouncements that may affect the Company, see Note B "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2014.

	December 31, 2014
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	13.14%	5.75%
+ 3.0%	9.24	4.52
+ 2.0%	4.91	3.32
+ 1.0%	1.27	1.86
No change	—	—
- 1.0%	(2.51)	(3.77)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

YADKIN FINANCIAL CORPORATION AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation

We have audited the accompanying consolidated balance sheets of Yadkin Financial Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Financial Corporation as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 13, 2015

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

(Dollars in thousands, except share data)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$65,312	$29,081
Interest-earning deposits with banks	66,548	71,699
Federal funds sold	505	—
Investment securities available for sale, at fair value	672,421	404,388
Investment securities held to maturity	39,620	500
Loans held for sale	20,205	8,663
Loans	2,898,266	1,392,833
Allowance for loan losses	(7,817)	(7,043)
Net loans	2,890,449	1,385,790
Federal Home Loan Bank stock, at cost	19,499	8,929
Premises and equipment, net	80,379	44,875
Bank-owned life insurance	76,990	33,148
Foreclosed assets	12,891	10,518
Deferred tax asset, net	72,403	54,867
Goodwill	151,083	26,254
Other intangible assets, net	16,677	5,883
Accrued interest receivable and other assets	81,327	38,118
Total assets	$4,266,309	$2,122,713

Liabilities
Deposits:
Non-interest demand	$680,387	$217,581
Interest-bearing demand	469,898	351,921
Money market and savings	1,004,796	467,814
Time	1,092,283	634,915
Total deposits	3,247,364	1,672,231
Short-term borrowings	250,500	126,500
Long-term debt	180,164	72,921
Accrued interest payable and other liabilities	30,479	13,002
Total liabilities	3,708,507	1,884,654

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, 28,405 shares issued and outstanding at December 31, 2014	28,405	—
Common stock, $1.00 par value, 75,000,000 shares authorized; 31,599,150 and 9,219,406 shares issued and outstanding at December 31, 2014 and 2013, respectively	31,599	9,219
Common stock warrants	717	—
Additional paid-in capital	492,014	144,964
Retained earnings (accumulated deficit)	7,311	(10,658)
Accumulated other comprehensive loss	(2,244)	(2,725)
Total shareholders' equity before non-controlling interests	557,802	140,800
Non-controlling interests	—	97,259
Total shareholders' equity	557,802	238,059
Total liabilities and shareholders' equity	$4,266,309	$2,122,713

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012

	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Interest income
Loans	$122,613	$71,975	$43,891
Investment securities	11,791	7,026	4,112
Federal funds sold and interest-earning deposits	144	89	89
Total interest income	134,548	79,090	48,092
Interest expense
Deposits	8,404	6,203	5,616
Short-term borrowings	406	165	19
Long-term debt	5,170	2,285	1,169
Total interest expense	13,980	8,653	6,804
Net interest income	120,568	70,437	41,288
Provision for loan losses	3,413	5,469	5,354
Net interest income after provision for loan losses	117,155	64,968	35,934
Non-interest income
Service charges and fees on deposit accounts	9,574	4,959	2,131
Government-guaranteed lending	9,450	5,586	3,159
Mortgage banking	3,370	2,265	3,389
Bank-owned life insurance	1,784	1,226	830
Gain on sales of available for sale securities	126	1,215	1,251
Gain on sale of branch	415	—	—
Gain on acquisition	—	7,382	—
Other	4,198	2,156	1,223
Total non-interest income	28,917	24,789	11,983
Non-interest expense
Salaries and employee benefits	51,342	37,255	26,033
Occupancy and equipment	15,075	9,133	5,331
Data processing	5,235	3,920	2,833
FDIC deposit insurance premiums	2,091	1,486	1,067
Professional services	3,943	2,857	3,142
Foreclosed asset expenses, net	671	473	649
Loan, collection, and repossession expense	3,075	2,974	1,686
Merger and conversion costs	22,136	14,650	3,242
Restructuring charges	1,142	—	—
Amortization of other intangible assets	2,157	800	448
Other	12,087	8,322	5,914
Total non-interest expense	118,954	81,870	50,345
Income (loss) before income taxes	27,118	7,887	(2,428)
Income tax expense (benefit)	5,413	2,014	(3,216)
Net income	21,705	5,873	788
Dividends on preferred stock	1,269	—	—
Net income attributable to non-controlling interests	2,466	3,601	1,935
Net income (loss) available to common shareholders	$17,970	$2,272	$(1,147)

Net income (loss) per common share
Basic	$0.88	$0.25	$(0.12)
Diluted	0.88	0.25	(0.12)

Weighted average common shares outstanding
Basic	20,500,519	9,219,406	9,219,406
Diluted	20,505,142	9,219,406	9,219,406

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2014, 2013 and 2012

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012

Net income	$21,705	$5,873	$788
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	9,054	(12,844)	4,150
Tax effect	(3,609)	4,952	(1,576)
Reclassification of gains on sales of securities recognized in earnings	(126)	(1,215)	(1,251)
Tax effect	50	468	482
Net of tax amount	5,369	(8,639)	1,805
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(6,062)	4,305	(434)
Tax effect	2,623	(1,657)	167
Net of tax amount	(3,439)	2,648	(267)
Total other comprehensive income (loss)	1,930	(5,991)	1,538
Comprehensive income (loss)	$23,635	$(118)	$2,326

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Year Ended December 31, 2014, 2013 and 2012

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of January 1, 2012	—	$—	9,219,406	$9,219	$—	$143,083	$(11,783)	$190	$140,709	$42,801	$183,510
Net income	—	—	—	—	—	—	(1,147)	—	(1,147)	1,935	788
Other comprehensive income	—	—	—	—	—	—	—	1,364	1,364	174	1,538
Purchase of subsidiary non-controlling interests	—	—	—	—	—	(1,142)	—	48	(1,094)	(3,714)	(4,808)
Issuance of subsidiary common stock	—	—	—	—	—	14	—	—	14	—	14
Common stock issuance costs	—	—	—	—	—	(64)	—	—	(64)	—	(64)
Subsidiary share repurchase	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	—	2,162	—	—	2,162	104	2,266
Forfeited restricted stock	—	—	—	—	—	—	—	—	—	32	32
Dividends on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(2,548)	(2,548)
Balance as of December 31, 2012	—	—	9,219,406	9,219	—	144,047	(12,930)	1,602	141,938	38,784	180,722
Net income	—	—	—	—	—	—	2,271	—	2,271	3,602	5,873
Other comprehensive loss	—	—	—	—	—	—	—	(4,327)	(4,327)	(1,664)	(5,991)
Acquisition of ECB Bancorp, Inc.	—	—	—	—	—	—	—	—	—	58,314	58,314
Stock-based compensation	—	—	—	—	—	917	—	—	917	236	1,153
Stock options exercised	—	—	—	—	—	—	—	—	—	111	111
Restricted stock, canceled for tax withholding	—	—	—	—	—	—	—	—	—	(205)	(205)
Dividends on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(1,918)	(1,918)
Balance as of December 31, 2013	—	—	9,219,406	9,219	—	144,964	(10,659)	(2,725)	140,799	97,260	238,059
Net income	—	—	—	—	—	—	19,239	—	19,239	2,466	21,705
Other comprehensive income	—	—	—	—	—	—	—	864	864	1,065	1,929
Stock-based compensation	—	—	—	—	—	830	—	—	830	111	941
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	139	139
Stock options exercised	—	—	555	—	—	5	—	—	5	—	5
Issuance of subsidiary common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Repurchase of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Repurchase of subsidiary common stock warrants	—	—	—	—	—	—	—	—	—	(2,552)	(2,552)
Dividends on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(314)	(314)
Reverse merger with Piedmont Community Bank Holdings, Inc. and VantageSouth Bancshares, Inc.	28,405	28,405	22,431,701	22,432	717	355,557	—	(480)	406,631	(98,394)	308,237
Distribution to legacy Piedmont Community Bank Holdings, Inc. shareholders	—	—	—	—	—	(9,809)	—	—	(9,809)	—	(9,809)
Restricted stock, canceled for tax withholding	—	—	(52,512)	(52)	—	(834)	—	—	(886)	—	(886)
Dividends on preferred stock	—	—	—	—	—	—	(1,269)	—	(1,269)	—	(1,269)
Balance as of December 31, 2014	28,405	$28,405	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802	$—	$557,802

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$21,705	$5,873	788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	941	1,153	2,266
Provision for loan losses	3,413	5,469	5,354
Accretion of acquisition discount on purchased loans	(27,888)	(20,961)	(16,166)
Depreciation	4,683	2,521	1,362
Amortization of core deposit intangible	2,157	800	448
Amortization of acquisition premium on time deposits	(3,381)	(3,049)	(3,048)
Net accretion of acquisition discount on borrowings	704	(3)	148
Gain on acquisition	—	(7,382)	—
Gain on sale of branch	(415)	—	—
Gain on mortgage loan commitments	13	441	(742)
Gain on sales of loans held for sale	(12,335)	(7,436)	(5,567)
Originations of loans held for sale	(320,448)	(188,070)	(147,064)
Proceeds from sales of loans held for sale	336,937	216,738	140,406
Increase in cash surrender value of bank-owned life insurance	(1,536)	(923)	(715)
Deferred income taxes	9,905	2,474	(1,416)
Change in deferred tax asset valuation allowance	(4,797)	(460)	(1,869)
Gain on sales of available for sale securities	(126)	(1,215)	(1,251)
Net amortization of premiums on securities	4,260	1,749	926
Net loss on disposal of foreclosed assets	(28)	—	68
Valuation adjustments on foreclosed assets	497	467	1,119
Gains from change in fair value of interest rate swaps	—	(103)	(228)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(820)	(5)	(1,714)
(Increase) decrease in other assets	(7,120)	(13,870)	3,467
Increase (decrease) in accrued interest payable	139	1,017	(367)
Increase (decrease) in other liabilities	7,709	(1,919)	3,215
Net cash provided by (used in) operating activities	14,169	(6,694)	(20,580)
Cash flows from investing activities
Purchases of securities available for sale	(210,340)	(201,919)	(86,187)
Purchases of securities held to maturity	(18,713)	—	—
Proceeds from maturities and repayments of securities available for sale	55,661	33,962	36,027
Proceeds from call of securities held to maturity	500	—	—
Proceeds from sales of securities available for sale	128,162	174,326	86,601
Loan originations and principal collections, net	(121,090)	(158,917)	(29,567)
Proceeds from sales of loans	2,076	2,595	15,454
Purchases of loans	—	(2,567)	(7,698)
Net cash received in business combinations	36,116	24,008	—
Purchase of non-controlling stock in subsidiary, net of costs	—	—	(4,878)
Net cash paid in branch sale	(10,837)	—	—
Purchases of cash flow hedges	(1,278)	—	—
Purchases of trade accounts receivable, net	(26,096)	—	—
Purchases of premises and equipment	(7,004)	(5,454)	(2,156)
Disposals of premises and equipment	3,954	—	—
Proceeds from disposal of foreclosed assets	6,458	6,776	8,238
Purchases of Federal Home Loan Bank stock	(6,792)	(3,472)	7,592
Purchase of bank-owned life insurance	(15,000)	—	—
Net cash provided by (used in) investing activities	(184,223)	(130,662)	23,426

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from financing activities
Net increase in deposits	$79,780	$68,204	(11,497)
Issuance of subsidiary common stock	—	—	14
Proceeds from short-term borrowings, net	33,621	84,716	3,000
Proceeds from issuance of long-term debt, net	101,308	36,600	—
Proceeds from exercise of stock options	143	111	32
Proceeds from issuance of subsidiary common stock, net of issuance costs	44,466	—	—
Repurchase of subsidiary preferred stock	(42,849)	—	—
Repurchase of subsidiary common stock warrants	(2,552)	—	—
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	(9,809)	—	—
Cancellation of restricted stock for tax withholding	(872)	(205)	—
Cancellation and payout of fractional shares issued in merger	(14)	—	—
Dividends paid on subsidiary preferred stock	(314)	(1,803)	(2,548)
Dividends paid on preferred stock	(1,269)	—	—
Net cash provided by (used in) financing activities	201,639	187,623	(10,999)
Net change in cash and cash equivalents	31,585	50,267	(8,153)
Cash and cash equivalents, beginning of period	100,780	50,513	58,666
Cash and cash equivalents, end of period	$132,365	$100,780	$50,513

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$15,785	$10,364	$9,032
Income taxes	240	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$9,300	$5,856	$3,690
Change in fair value of securities available for sale, net of tax	5,369	(8,639)	1,238
Change in fair value of cash flow hedge, net of tax	(3,439)	2,648	(267)
Acquisition:
Assets acquired (excluding goodwill)	$1,803,248	$855,686	$—
Liabilities assumed	1,619,840	789,989	—
Other equity interests acquired	29,122	17,686	—
Purchase price	279,115	40,629	—
Goodwill recorded (gain on acquisition)	124,829	(7,382)	—

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – ORGANIZATION AND OPERATIONS

Yadkin Financial Corporation (the "Company" or "Yadkin") is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company, which was formed in 2006, conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina chartered community bank providing financial services in 73 branches across North Carolina and upstate South Carolina. Yadkin Bank, which was incorporated in 1968, provides banking, mortgage, investment, and insurance services to businesses and consumers across the Carolinas.

The Company also has interests in Yadkin Valley Statutory Trust I, American Community Bank Capital Trust, and Crescent Financial Capital Trust I (the “Trusts”). The Trusts were formed for the sole purpose of issuing trust preferred securities and are not consolidated with the financial statements of the Company. The proceeds from such issuances were loaned to the Company in exchange for subordinated debentures, which are the sole assets of the Trusts. The Company’s obligations under the subordinated debentures constitutes full and unconditional guarantees by the Company of the obligations under the trust preferred securities.

On July 4, 2014, the Company completed its mergers (the “Mergers”) with VantageSouth Bancshares, Inc. ("VantageSouth") and Piedmont Community Bank Holdings, Inc. ("Piedmont"), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly-owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, historical financial results of the Company prior to the Mergers reflect the historical balances of Piedmont. Financial results of the Company following the Mergers reflect balances of the combined organization. As required under the acquisition method of accounting, the assets and liabilities of Yadkin as of the date of the Mergers were recorded at estimated fair value and added to those of Piedmont. The Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the Mergers may not be comparable to financial results prior to the Mergers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of the Company and Yadkin Bank. These consolidated financial statements have been retrospectively adjusted for the change in reporting entity described above. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

Management has evaluated subsequent events through the filing date of this Form 10-K.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable core deposit intangibles) capitalized as goodwill. In the event that the fair value of the net assets acquired exceeds the purchase price, an acquisition gain is recorded for the difference in consolidated statements of operations for the period in which the acquisition occurred. The core deposit intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

Investment Securities

The Company classifies marketable investment securities as held to maturity, available for sale, or trading. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Debt securities are classified as held to maturity where the Company has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost. Investment securities available for sale are carried at fair value and consist of debt and equity securities not classified as trading or held to maturity. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income, net of related tax effects. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

Each held to maturity and available for sale security in a loss position is evaluated for other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as (1) the length of time and the extent to which the fair value has been below amortized cost, (2) changes in the earnings performance, credit rating, asset quality, or business prospects of the issuer, (3) the ability of the issuer to make principal and interest payments, (4) changes in the regulatory, economic, or technological environment of the issuer, and (5) changes in the general market condition of either the geographic area or industry in which the issuer operates.

Regardless of these factors, if the Company has developed a plan to sell the security or it is likely that the Company will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings, and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans, for all classes, is discontinued when the future collectability of the recorded loan balance is in doubt. When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on the cash basis. Generally, loans are placed on nonaccrual when they are past due 90 days or more. When a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and subsequent collections of interest and principal payments are generally applied as a reduction to the principal outstanding. Should the credit quality of a nonaccrual loan improve, the loan can be returned to an accrual status after demonstrating consistent payment history for at least 6 months.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A loan is classified as a troubled debt restructuring (“TDR”) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. In the past, the Company has granted concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. The Company's policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until a period of performance under the modified terms has been established. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. These loans are closely monitored, and the Company ceases accruing interest on them if the borrowers may not continue performing based on the restructured note terms.

The Company's loan policies, guidelines, and procedures establish the basic guidelines governing its lending operations. They address the types of loans sought, target markets, underwriting, collateral requirements, term, interest rate, yield considerations and compliance with laws and regulations. The loan policies are reviewed and approved annually by the Board of Directors of the Bank. The summary below provides an overview of the primary types of loans the Company provides, or classes of loans, including a discussion of relevant underwriting guidelines and risk characteristics.

Commercial and Industrial Loans. These loans are typically for working capital, equipment, and business expansion. Commercial and industrial loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Company requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15 to 25 year amortizations for owner occupied real estate.

Commercial Real Estate Loans. These loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Company generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three to seven year maturities with up to 25 year amortizations.

Construction Loans. These loans are generally originated with one to 5 year maturities and may have an amortization feature that could extend up to 25 years once the properties are stabilized. The Company's primary focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to builders in situations in which the home is pre-sold to the end user and the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 1.5 years in length. Construction loans to home builders for speculative residential homes are not a focus for the Company. In many cases, home builders do require a speculative component to their lending facilities; however, credit exposure is controlled through the covenants relating to the home builder's speculative-to-sold ratio. Any loans made in this product would be to well-established home builders with an excellent track record who are focused on delivering commodity-style housing. Through its Builder Finance division, the Company lends to home builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Company's loan policies require personal guarantees of the principal business owners.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Company also offers construction-to-permanent loans for one-to-four family properties. These loans are generally sold to investors when construction is complete and the loan converts to permanent financing. The Company offers fixed and variable rate options on consumer loans but generally limits the maximum term to 5 to 7 years for non-real estate secured loans.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (“PCI”) loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in pool-level cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the ALLL. If the Company has probable and significant increases in pool-level cash flows expected to be collected, the Company will first reverse any previously established ALLL and then increase interest income as a prospective yield adjustment over the remaining life of the loan pool. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan using the interest method.

Allowance for Loan Losses

The ALLL and related provision are calculated for the Company's two portfolio categories: PCI loans and non-PCI loans. The following description of the Company's ALLL methodology primarily relates to non-PCI loans. The evaluation of PCI loans for impairment follows a different methodology which is described above. The ALLL is a reserve established through a provision for loan losses charged to expense. Balances are charged against the ALLL when the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The ALLL is maintained at a level based on management's best estimate of probable credit losses that are inherent in the loan portfolio. Management evaluates the adequacy of the ALLL on at least a quarterly basis.

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of historic loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition and concentrations, prevailing economic conditions, the loan review function, and other relevant factors. The annualized trailing 3.5-year historical loss rates are used in combination with the qualitative factors to determine appropriate loss rates for each identified risk category.

The Company utilizes an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the credit administration function. The internal risk grading system is reviewed and tested periodically by the loan review function. The Company's allowance for loan loss model uses the internal loan grading system to segment each category of loans by risk grade. Calculated loss rates are weighted more heavily for higher risk loans.

A loan is considered individually impaired when, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. These loans are evaluated individually for impairment if they exceed a quantitative threshold of $250 at the borrower level or have been modified in a TDR. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. The Company evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The evaluation of the ALLL is inherently subjective, and management uses the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from the estimates, future adjustments to the ALLL may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to recognize additions to the ALLL based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the ALLL are necessary.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or fair value. Upon closing, these loans are sold to mortgage loan investors under pre-arranged terms. Origination fees are recognized upon the sale and are included in non-interest income. Related to the mortgage business, the Company enters into interest rate lock commitments and commitments to sell mortgages to investors. Interest rate lock commitments are used to manage interest rate risk associated with the fixed rate loan commitments, and forward sale commitments are entered into with investors to manage the interest rate risk associated with the customer interest rate lock commitments, both of which are considered derivative financial instruments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Interest rate lock commitments and forward sale commitments are derivative instruments and are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair value of interest rate lock commitments is based on current secondary market pricing and is included in other assets on the balance sheet. The fair value of the forward sale commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the consolidated balance sheets in other assets or other liabilities. Changes in fair value for these instruments are reflected in non-interest income on the income statement. Gains and losses from sales of the mortgage loans are recognized when the Company ultimately sells the loans, and such gains and losses are also recorded in non-interest income.

The Company provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The loan participations are sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income. A gain is recorded for any premium paid in excess of the carrying value of the net assets transferred in the sale and is also included in non-interest income. The portion of SBA loans that are retained are also adjusted for a retained discount to reflect the effective interest rate on the retained unguaranteed portion of the loans. The net value of the retained loans is included in the appropriate loan classification for disclosure purposes. These loans are primarily commercial real estate or commercial and industrial.

Federal Home Loan Bank of Atlanta Stock

As a requirement for membership, the Company has invested in common stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost and is periodically evaluated for impairment.

Premises and Equipment

Land is carried at cost. Other components of premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which range from 37 to 40 years for buildings and three to ten years for furniture, software, and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings.

Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Assets to be disposed of are transferred to other real estate owned and are reported at the lower of the carrying amount or fair value less costs to sell.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former employees and directors. These policies are recorded in other assets at their cash surrender value, or the amount that could be realized by surrendering the policies. Income from these policies and changes in the net cash surrender value are recorded in non-interest income.

Foreclosed Assets

Foreclosed assets include repossessed assets and other real estate owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell upon foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and valuation adjustments are included in net expenses from foreclosed assets.

Income Taxes

Deferred income taxes are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Mortgage Servicing Rights

The Company retains servicing rights on mortgage loans sold to investors ("MSR"). MSRs are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. MSRs are separated into pools based on common risk characteristics of the underlying loans, and impairment is evaluated at least quarterly at the pool level. If impairment exists at the pool level, the MSR is written down through a valuation allowance and is charged against mortgage banking income.

SBA Servicing Asset

All sales of SBA-guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. This cash flow is commonly known as a servicing spread. SBA regulations require the lender to retain a minimum 100 basis points in servicing spread for any guaranteed loan sold for a premium. The minimum servicing spread is further defined as a minimum service fee of 40 basis points and a minimum premium protection fee of 60 basis points. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function. Industry practice recognizes adequate compensation for servicing SBA loans as the minimum service fee of 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the premium protection fee over the expected life of the related loan using appropriate discount rates and prepayment assumptions based on industry statistics. SBA servicing assets are initially recognized at fair value and amortized over the expected life of the related loans as a reduction of the servicing income recognized from the servicing spread.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company performs its annual goodwill impairment test as of October 31 of each year. For 2014, the results of the first step of the goodwill impairment test provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets with finite lives are amortized over their estimated useful lives. Other intangible assets, which consist of core deposit intangibles, are being amortized over seven to ten-year periods using an accelerated method.

Derivative Financial Instruments

The Company's interest rate risk management strategy incorporates the use of derivative financial instruments, specifically interest rate swaps and caps. The Company also utilizes interest rate lock commitments and forward sale commitments, which are considered derivative instruments, in its mortgage banking operations. The accounting policies for these mortgage banking derivatives are described in "Loans Held for Sale." The interest rate swaps and caps are expected to be highly effective and have been designated as cash flow hedges. Therefore, changes in fair value are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For the interest rate caps, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

For cash flow hedges, ineffectiveness may be recognized to the extent that changes in value of the derivative instruments do not perfectly offset changes in the value of the hedged item. If the hedge ceases to be highly effective, hedge accounting is discontinued and changes in fair value are recognized in earnings. If a derivative instrument qualifying as a cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized in earnings over the period in which the hedged item affects earnings. Immediate recognition in earnings is required if it is probable that the hedged cash flows will not occur.

The Company only transacts with derivative counterparties with strong credit standings and requires liquid collateral to secure credit exposure. Due to these factors, the fair value of derivatives with derivative counterparties is primarily based on the interest rate mark of each trade.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors. Compensation cost is measured as the fair value of these awards on their date of grant. An option pricing model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock options awards and as the restriction period for restricted stock awards.

Compensation cost is recognized on a pro rata basis for stock warrants previously granted to certain employees, officers and directors of Piedmont. Compensation cost was measured as the fair value of these awards on their date of grant. A Monte Carlo option pricing model was utilized to estimate the fair value of Piedmont’s stock warrants issued. Compensation cost is recognized over the vesting period.

Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the fair value hierarchy which gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to management’s assumptions (unobservable inputs). For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans, loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Assets and liabilities measured at fair value are grouped in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls to a lower level in the hierarchy. These levels are described as follows:

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets.

•
Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.

•
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The determination of where an asset or liability falls in the fair value hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures at each reporting period and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, management expects that changes in classifications between levels will be rare.

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

	Year ended December 31,
	2014	2013	2012

Weighted average number of common shares	20,500,519	9,219,406	9,219,406
Effect of dilutive stock options and warrants	4,623	—	—
Weighted average number of common shares and dilutive potential common shares	20,505,142	9,219,406	9,219,406

Anti-dilutive stock options	49,474	—	—
Anti-dilutive stock warrants	91,178	—	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges to the extent that the hedges were effective. Details on the components of accumulated other comprehensive income are outlined in Note R of the Notes to Consolidated Financial Statements.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has a single operating segment, which is providing general commercial banking and financial services to individuals and businesses located in North Carolina and South Carolina, and to customers in various states through its SBA lending program. The Company's various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the company versus individual regions, branches, products and services.

Recently Adopted and Issued Accounting Standards

In November 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-17: Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide the option for acquired entities to apply pushdown accounting in their stand-alone financial statements when a change-in-control event takes place. This election may be made at each change-in-control event, and allows entities to apply pushdown accounting in a subsequent period if not applied in the period in which the change-in-control event took place. The amendments in this Update were effective upon issue on November 18, 2014, allowing entities to apply the provisions to future change-in-control events or to its most recent change-in-control event. Adoption of this Update did not have an impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this Update require a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2014. Adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860). The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This Update is effective for interim and annual reporting periods beginning after December 15, 2014. Adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in this Update are effective for periods beginning after December 15, 2016 and early adoption is not permitted. Adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

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

	Yadkin Financial Corporation Ownership and Market Value Table
Shareholder Groups Immediately Prior to Mergers	Number of Outstanding YDKN Shares	Percentage Ownership	Market Value at $19.41 YDKN Share Price

Piedmont shareholders	9,219,406	29.1%	$178,949
VantageSouth shareholders (excluding Piedmont)	7,195,127	22.7	139,657
Shares issued and held in Rabbi Trust	856,447	2.7	16,624
Total Piedmont and VantageSouth shareholders	17,270,980	54.6	335,230
Yadkin shareholders	14,380,127	45.4	279,118
Total	31,651,107	100.0%	$614,348

Next, the number of shares Piedmont would have had to issue to give Yadkin and other owners the same percentage ownership in the combined institution is calculated in the table below.

	Hypothetical Piedmont Ownership
Shareholder Groups Immediately Prior to Mergers	Number of Outstanding Piedmont Shares	Percentage Ownership

Piedmont shareholders	1,466,664	29.1%
VantageSouth shareholders (excluding Piedmont)	1,144,633	22.7
Shares issued and held in Rabbi Trust	136,247	2.7
Total Piedmont and VantageSouth shareholders	2,747,544	54.6
Yadkin shareholders	2,287,654	45.4
Total	5,035,198	100.0%

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

	As Reported by Yadkin at July 4, 2014	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at July 4, 2014
Assets:
Cash and cash equivalents	$36,116	$—		$—		$36,116
Investment securities available for sale	259,143	(1,488)	(a)	—		257,655
Loans held for sale	15,696	—		—		15,696
Loans, net	1,403,419	(30,740)	(b)	—		1,372,679
Federal Home Loan Bank stock, at cost	3,778	—		—		3,778
Premises and equipment	40,204	(2,344)	(c)	—		37,860
Bank-owned life insurance	27,306	—		—		27,306
Foreclosed assets	2,271	(601)	(d)	—		1,670
Deferred tax asset, net	16,955	5,939	(e)	—		22,894
Goodwill	—	124,172	(f)	657	(n)	124,829
Other intangible assets	1,665	10,965	(g)	321	(o)	12,951
Accrued interest receivable and other assets	16,330	(2,229)	(h)	542	(p)	14,643
Total assets	1,822,883	103,674		1,520		1,928,077
Liabilities:
Deposits	$1,509,581	$5,019	(i)	$—		$1,514,600
Short-term borrowings	72,879	—		—		72,879
Long-term debt	38,217	(15,486)	(j)	—		22,731
Accrued interest payable and other liabilities	8,448	(338)	(k)	1,520	(q)	9,630
Total liabilities	1,629,125	(10,805)		1,520		1,619,840
Net assets acquired	193,758	114,479		—		308,237
Other equity interests:
Preferred stock	28,405	—	(l)	—		28,405
Common stock warrants	1,850	(1,133)	(m)	—		717
Total other equity interests	30,255	(1,133)		—		29,122
Purchase price						$279,115

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
(g) Adjustment reflects the estimated fair value of the acquired core deposit intangible.
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
(n) Amount reflects adjustments to goodwill resulting from adjustments (o), (p) and (q).
(o) Amount reflects an adjustment to estimated fair value of the acquired core deposit intangible.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Explanation of fair value adjustments (continued)
(p) Amount reflects adjustments to acquired deferred tax assets and the tax impact of adjustments (o) and (q).
(q) Amount reflects the adjustment of change in control obligations existing under various employment agreements that were triggered by the Mergers.

ECB Bancorp, Inc. Merger

On April 1, 2013, ECB Bancorp, Inc. ("ECB") was merged with and into VantageSouth (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "ECB Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into the Bank. Upon the closing of the ECB Merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of VantageSouth. The aggregate merger consideration consisted of 10.3 million shares of VantageSouth's common stock. Based upon the market price of VantageSouth's common stock immediately prior to the ECB Merger, the transaction value was $40,629.

Pursuant to the Merger Agreement, VantageSouth agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of VantageSouth's Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). At the closing of the ECB Merger, VantageSouth also issued a warrant to purchase 514,693.2 shares of VantageSouth's common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflected the exchange ratio associated with the ECB Merger.

Because ECB merged into VantageSouth, which was a controlled subsidiary of Piedmont, the shares of VantageSouth common stock issued to legacy ECB shareholders as merger consideration as well as the Series B Preferred stock and related common stock warrants assumed by VantageSouth in the ECB Merger were classified on Piedmont's consolidated balance sheets as part of non-controlling interests. The Series B Preferred Stock was subsequently redeemed by VantageSouth on February 19, 2014, and the related common stock warrants were subsequently repurchased by VantageSouth on June 11, 2014.

The following table presents the ECB assets acquired, liabilities assumed and other equity interests as of April 1, 2013, as well as the related purchase price allocation and calculation of the gain on acquisition.

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

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Company's Mergers with VantageSouth and Piedmont as well as the ECB Merger had occurred on January 1, 2013. Pro forma results include adjustments for amortization and accretion of estimated fair value adjustments and do not include any projected cost savings or other anticipated benefits of the Mergers. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Year ended December 31,
	2014	2013

Total interest and non-interest income	$212,531	$208,608

Net interest income	$157,805	$153,437

Net income	$34,370	$23,009

Net income available to common shareholders	$31,934	$20,867

Basic income per common share	$1.02	$0.73

Diluted income per common share	$1.02	$0.73

Weighted average basic common shares outstanding	31,295,562	28,568,000

Weighted average diluted common shares outstanding	31,375,585	28,640,684

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,914	$30	$—	$14,944
SBA-guaranteed securities	60,408	84	372	60,120
Mortgage-backed securities issued by GSE	428,076	1,086	3,879	425,283
Corporate bonds	118,799	1,261	148	119,912
Non-agency RMBS	4,961	3	1	4,963
Non-agency CMBS	3,576	2	—	3,578
Municipal bonds	39,907	355	4	40,258
Other debt securities	498	—	—	498
Marketable equity securities	3,017	1	153	2,865
Total securities available for sale	$674,156	$2,822	$4,557	$672,421

Securities held to maturity:
Municipal bonds	$39,620	$966	$—	$40,586

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,834	$—	$161	$14,673
SBA-guaranteed securities	66,579	52	751	65,880
Mortgage-backed securities issued by GSE	216,818	69	11,627	205,260
Corporate bonds	109,423	1,800	483	110,740
Non-agency CMBS	5,867	71	—	5,938
Municipal bonds	600	1	—	601
Other debt securities	253	—	—	253
Marketable equity securities	677	366	—	1,043
Total securities available for sale	$415,051	$2,359	$13,022	$404,388

Securities held to maturity:
Corporate bonds	$500	$—	$—	$500

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Securities available for sale:
SBA-guaranteed securities	$94	$1	$41,950	$371	$42,044	$372
Mortgage-backed securities issued by GSE	152,186	1,117	149,746	2,762	301,932	3,879
Corporate bonds	18,123	64	3,767	84	21,890	148
Non-agency RMBS	1,318	1	—	—	1,318	1
Municipal bonds	1,953	4	—	—	1,953	4
Equity securities	2,711	153	—	—	2,711	153
Total temporarily impaired AFS securities	$176,385	$1,340	$195,463	$3,217	$371,848	$4,557

December 31, 2013
Securities available for sale:
GSE obligations	$14,673	$161	$—	$—	$14,673	$161
SBA-guaranteed securities	57,277	751	—	—	57,277	751
Mortgage-backed securities issued by GSE	198,885	11,627	—	—	198,885	11,627
Corporate bonds	19,420	483	—	—	19,420	483
Total temporarily impaired AFS securities	$290,255	$13,022	$—	$—	$290,255	$13,022

Unrealized losses on investment securities available for sale as of December 31, 2014 related to 76 mortgage-backed securities issued by U.S. government-sponsored enterprises ("GSEs"), 19 securities guaranteed by the U.S. Small Business Administration ("SBA"), 5 investment grade corporate bonds, 4 marketable equity securities, 1 GSE obligation, 1 non-agency residential mortgage-backed security, and 6 municipal bonds. Unrealized losses on investment securities as of December 31, 2013 related to 65 mortgage-backed securities issued by GSEs, 23 SBA-guaranteed securities, 6 investment grade corporate bonds, and 2 GSE obligations. As of December 31, 2014, 66 securities had been in an unrealized loss position for more than a twelve month period. The Company had $84 in gross unrealized losses on corporate bonds as of December 31, 2014 that had been in an unrealized loss position for more than twelve months, which were the only securities in this position not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for these corporate issuers, the Company does not believe the unrealized losses on these bonds were due to credit events.

The securities in an unrealized loss position as of December 31, 2014 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of December 31, 2014.

As of December 31, 2014, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of December 31, 2014 and 2013, investment securities with carrying values of $314,184 and $226,048, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

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

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$30,365	$30,536	$677	$678
Due after one year through five years	294,557	295,252	182,777	182,713
Due after five years through ten years	313,733	311,313	173,624	166,765
Due after ten years	32,484	32,455	57,296	53,189
Marketable equity securities	3,017	2,865	677	1,043
	$674,156	$672,421	$415,051	$404,388
Securities held to maturity:
Due after one year through five years	$20,177	$20,747	$500	$500
Due after five years through ten years	15,836	16,092	—	—
Due after ten years	3,607	3,747	—	—
	$39,620	$40,586	$500	$500

The following table summarizes securities gains (losses) for the periods presented.

	Year ended December 31,
	2014	2013	2012

Gross gains on sales of securities available for sale	$453	$1,250	$1,335
Gross losses on sales of securities available for sale	(327)	(35)	(84)
Total securities gains (losses)	$126	$1,215	$1,251

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	December 31, 2014	December 31, 2013
Commercial:
Commercial real estate	$1,355,536	$670,293
Commercial and industrial	468,848	230,614
Construction and development	370,807	175,794
Consumer:
Residential real estate	360,249	191,378
Construction and development	30,061	22,520
Home equity	276,662	94,390
Other consumer	36,874	8,332
Gross loans	2,899,037	1,393,321
Less:
Deferred loan fees	(771)	(488)
Allowance for loan losses	(7,817)	(7,043)
Net loans	$2,890,449	$1,385,790

As of December 31, 2014 and 2013, loans with a recorded investment of $828,365 and $424,414, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of contractual obligations due from directors and executive officers, and their related interests, follows.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012

Loans to directors and officers at beginning of period	$26,437	$29,999	$30,910
Additions for new directors	5,850	1,232	—
Reductions for retirement of directors	(24,835)	(1,816)	—
New advances to directors and officers	1,092	8	1,741
Payoffs and principal reductions	(1,145)	(2,986)	(2,652)
Loans to directors and officers at end of period	$7,398	$26,437	$29,999

The Company completed various sales of loans held for investment to investors during 2014, 2013 and 2012. The proceeds from these loan sales totaled $2,076, $2,595 and $20,497 in 2014, 2013 and 2012, respectively. There was no gain or loss recorded on these loan sales. In the fourth quarter of 2012, the Company purchased commercial and industrial loans from an unrelated third party. These loans were recorded at their estimated fair value of $7,698, which was equal to the purchase price at the date of purchase.

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered PCI loans. The following table relates to acquired Yadkin and ECB PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the respective merger date.

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

	Year ended December 31,
	2014	2013	2012

Balance, beginning of period	$25,349	$27,632	$29,645
Loans purchased	8,604	4,242	—
Accretion of income	(13,764)	(13,640)	(15,252)
Reclassifications from nonaccretable difference	4,091	9,595	14,031
Other, net	901	(2,480)	(792)
Balance, end of period	$25,181	$25,349	$27,632

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $228,956 and $203,179 as of December 31, 2014 and 2013, respectively.

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan. The following table relates to acquired Yadkin and ECB purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the respective merger date.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Yadkin Merger July 4, 2014	ECB Merger April 1, 2013

Contractually required payments	$1,502,793	$499,963
Fair value of acquired loans at acquisition	1,292,020	406,928
Contractual cash flows not expected to be collected	36,219	10,098

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Year ended December 31, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(366)	(1,034)	(367)	(591)	—	(429)	(354)	(3,141)
Recoveries	46	88	69	131	—	123	45	502
Provision for loan losses	697	1,415	589	24	7	376	305	3,413
Ending balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817

Year ended December 31, 2013
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(20)	(483)	(723)	(672)	—	(558)	(265)	(2,721)
Recoveries	26	23	47	146	—	39	16	297
Provision for loan losses	889	467	1,479	1,259	169	910	296	5,469
Ending balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043

Year ended December 31, 2012
Beginning balance	$457	$197	$207	$128	$28	$51	$13	$1,081
Charge-offs	—	(250)	(400)	(341)	(15)	(1,596)	(147)	(2,749)
Recoveries	—	19	125	153	—	6	9	312
Provision for loan losses	1,067	832	665	1,000	5	1,624	161	5,354
Ending balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	December 31, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$158	$229	$—	$—	$—	$3	$—	$390
Collectively evaluated for impairment	2,177	952	1,590	681	194	456	79	6,129
Purchased credit-impaired	461	93	101	556	—	87	—	1,298
Total	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817

Loans:
Ending balance:
Individually evaluated for impairment	$5,398	$2,343	$910	$928	$—	$406	$—	$9,985
Collectively evaluated for impairment	1,227,597	452,487	337,540	328,693	28,436	271,928	36,244	2,682,925
Purchased credit-impaired	122,541	14,018	32,357	30,628	1,625	4,328	630	206,127
Total	$1,355,536	$468,848	$370,807	$360,249	$30,061	$276,662	$36,874	$2,899,037

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$1,187,938	$32,142	$12,915	$—	$1,232,995
Commercial and industrial	433,093	15,148	6,510	79	454,830
Construction and development	334,213	2,128	2,109	—	338,450
Consumer:
Residential real estate	316,743	4,527	8,351	—	329,621
Construction and development	27,447	735	254	—	28,436
Home equity	264,953	4,238	3,143	—	272,334
Other consumer	35,736	237	269	2	36,244
Total	$2,600,123	$59,155	$33,551	$81	$2,692,910

PCI Loans
Commercial:
Real estate	$57,095	$45,711	$19,735	$—	$122,541
Commercial and industrial	7,408	2,936	3,674	—	14,018
Construction and development	6,857	16,374	9,126	—	32,357
Consumer:
Residential real estate	12,703	8,206	9,719	—	30,628
Construction and development	189	723	713	—	1,625
Home equity	143	2,827	1,358	—	4,328
Other consumer	2	488	140	—	630
Total	$84,397	$77,265	$44,465	$—	$206,127

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Non-PCI Loans
Commercial:
Real estate	$532,669	$24,245	$9,757	$—	$566,671
Commercial and industrial	210,382	5,195	3,993	24	219,594
Construction and development	134,074	3,400	2,847	199	140,520
Consumer:
Residential real estate	153,123	7,812	3,866	—	164,801
Construction and development	19,566	921	202	—	20,689
Home equity	87,891	2,524	2,601	—	93,016
Other consumer	7,773	43	179	—	7,995
Total	$1,145,478	$44,140	$23,445	$223	$1,213,286

PCI Loans
Commercial:
Real estate	$53,900	$35,399	$14,323	$—	$103,622
Commercial and industrial	7,921	2,382	669	48	11,020
Construction and development	9,666	17,408	7,124	1,076	35,274
Consumer:
Residential real estate	13,794	7,070	5,692	21	26,577
Construction and development	212	510	1,109	—	1,831
Home equity	28	850	496	—	1,374
Other consumer	21	281	35	—	337
Total	$85,542	$63,900	$29,448	$1,145	$180,035

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$7,971	$2,383	$10,354	$1,222,641	$1,232,995
Commercial and industrial	5,612	1,707	7,319	447,511	454,830
Construction and development	1,162	369	1,531	336,919	338,450
Consumer:
Residential real estate	4,872	2,210	7,082	322,539	329,621
Construction and development	569	12	581	27,855	28,436
Home equity	3,985	395	4,380	267,954	272,334
Other consumer	797	70	867	35,377	36,244
Total	$24,968	$7,146	$32,114	$2,660,796	$2,692,910

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2013
Non-PCI Loans
Commercial:
Real estate	$2,419	$2,142	$4,561	$562,110	$566,671
Commercial and industrial	1,945	505	2,450	217,144	219,594
Construction and development	146	1,316	1,462	139,058	140,520
Consumer:
Residential real estate	5,097	1,365	6,462	158,339	164,801
Construction and development	603	237	840	19,849	20,689
Home equity	990	701	1,691	91,325	93,016
Other Consumer	245	136	381	7,614	7,995
Total	$11,445	$6,402	$17,847	$1,195,439	$1,213,286

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	December 31, 2014		December 31, 2013
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$5,685	$—	$4,747	$—
Commercial and industrial	4,594	2	2,154	—
Construction and development	1,692	—	2,632	—
Consumer:
Residential real estate	3,755	—	2,450	—
Construction and development	254	—	653	—
Home equity	1,721	—	1,928	—
Other consumer	248	—	164	—
Total	$17,949	$2	$14,728	$—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
December 31, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$885	$4,513	$5,398	$158	$5,330
Commercial and industrial	525	1,818	2,343	229	2,718
Construction and development	—	910	910	—	1,971
Consumer:
Residential real estate	—	928	928	—	3,863
Home equity	62	344	406	3	1,920
Total	$1,472	$8,513	$9,985	$390	$15,802

December 31, 2013
Non-PCI Loans
Commercial:
Commercial real estate	$732	$3,858	$4,590	$57	$5,257
Commercial and industrial	323	20	343	323	343
Construction and development	—	2,609	2,609	—	3,042
Consumer:
Residential real estate	—	695	695	—	877
Construction and development	—	242	242	—	255
Home equity	334	90	424	270	442
Other consumer	13	—	13	2	13
Total	$1,402	$7,514	$8,916	$652	$10,229

The following table provides the average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	2014		2013		2012
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$7,399	$75	$2,964	$22	$1,076	$—
Commercial and industrial	2,599	1	144	—	—	—
Construction and development	2,509	—	1,282	—	137	—
Consumer:
Residential real estate	2,616	27	1,029	—	766	4
Construction and development	214	—	48	—	—
Home equity	998	—	1,183	—	933	4
Other consumer	99	—	100	—	56	—
Total	$16,434	$103	$6,750	$22	$2,968	$8

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2014		December 31, 2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,215	7	$815	2
Commercial and industrial	172	4	20	1
Commercial construction	131	2	161	1
Residential real estate	1,770	6	133	2
Home equity	83	2	90	2
Consumer	—	—	13	1
Total	$6,371	21	$1,232	9

The following tables provide the number and recorded investment of TDRs modified and defaulted during the years ended December 31, 2014 and 2013.

	TDRs Modified
	2014		2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$3,460	4	$534	$1
Commercial and industrial	105	2	—	—
Commercial construction	—	—	161	1
Residential real estate	1,658	4	47	1
Home equity	—	—	90	2
Consumer	—	—	13	1
Total	$5,223	10	$845	$6

	TDRs Defaulted
	2014		2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$890	3	$—	$—
Commercial and industrial	212	2
Commercial construction	—	—	—	—
Residential real estate	—	—	47	1
Home equity	—	—	—	—
Consumer	—	—	13	1
Total	$1,102	5	$60	$2

The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2014 and 2013 did not change following the modifications.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE F – PREMISES AND EQUIPMENT

A summary of premises and equipment is presented in the table below.

	December 31, 2014	December 31, 2013

Land	$23,171	$15,386
Buildings and leasehold improvements	43,433	25,409
Furniture, software, and equipment	22,688	8,455
Less: accumulated depreciation	(8,913)	(4,375)
Total	$80,379	$44,875

Depreciation on premises and equipment, which is recorded in occupancy and equipment expense, totaled $4,683, $2,521 and $1,362 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE G – LOAN SERVICING

Mortgage Loan Servicing

Since completion of the Mergers, the Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $455,033 as of December 31, 2014. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $538 for the year ended December 31, 2014.

The table below summarizes MSR activity for the periods presented. The Company did not retain mortgage servicing on loans sold prior to the Mergers, thus the table below only includes activity for the last half of 2014.

Year ended December 31, 2014

Balance at beginning of period	$—
Acquired Yadkin MSRs at fair value	4,025
Additions	688
Payoffs	(126)
Amortization	(303)
Balance at end of period before valuation allowance	4,284
Valuation allowance	(157)
Balance at end of period after valuation allowance	$4,127

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

December 31, 2014

Composition of mortgage loans serviced for others:
Fixed rate loans	99.86%
Adjustable rate loans	0.14%
Total	100.00%

Weighted average life (years)	5.77
Prepayment speed	12.62%
Discount rate	9.60%
Effect on fair value due to change in interest rates:
+ 0.25%	$566
+ 0.50%	801
- 0.25%	(668)
- 0.50%	(844)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $136,093 as of December 31, 2014. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $1,063 and $522 for the years ended December 31, 2014 and 2013, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Year ended December 31,
	2014	2013

Balance at beginning of period	$1,759	$976
Additions	1,628	995
Amortization	(306)	(212)
Balance at end of period	$3,081	$1,759

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of December 31, 2014 or 2013.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
	Goodwill	Gross	Accumulated Amortization	Net

Balance at January 1, 2012	$26,254	$3,128	$(304)	$2,824
Amortization expense	—	—	(448)	(448)
Balance at December 31, 2012	26,254	3,128	(752)	2,376
Core deposit intangible resulting from the ECB Merger	—	4,307	—	4,307
Amortization expense	—	—	(800)	(800)
Balance at December 31, 2013	26,254	7,435	(1,552)	5,883
Goodwill and core deposit intangible resulting from the Mergers	124,829	12,951	—	12,951
Amortization expense	—	—	(2,157)	(2,157)
Balance at December 31, 2014	$151,083	$20,386	$(3,709)	$16,677

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The Company's mergers and acquisitions that have generated goodwill were were nontaxable events and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the respective acquisitions is deductible for tax purposes.

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The ECB and Yadkin core deposit intangibles are being amortized over a ten-year period using an accelerated method.

The table below presents estimated amortization expense for the Company's other intangible assets.

2015	$3,098
2016	2,775
2017	2,485
2018	2,202
2019	1,915
Thereafter	4,202
$16,677

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge. The Company performed its annual goodwill impairment test as of October 31, 2014, and no impairment was indicated by this test. The Company has not identified any triggering events since the impairment test date that would indicate potential impairment.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE I – DEPOSITS

The scheduled maturities of time deposits as of December 31, 2014 are presented below.

	Less Than $250	$250 and Greater	Total

2015	$442,296	$152,763	$595,059
2016	130,563	57,967	188,530
2017	64,095	38,355	102,450
2018	38,747	35,913	74,660
2019	91,240	40,340	131,580
Thereafter	4	—	4
Total	$766,945	$325,338	$1,092,283

NOTE J – BORROWINGS

A summary of short-term borrowings and long-term debt is presented below.

	December 31, 2014	December 31, 2013
Short-term borrowings:
FHLB advances maturing within one year	$250,500	$126,500

Long-term debt:
FHLB advances maturing beyond one year	$104,651	$19,299
Subordinated term loan due 2018	7,060	6,961
Subordinated notes due 2023	38,050	38,050
Junior subordinated debt to unconsolidated trusts:
Maturing October 7, 2033	5,629	5,560
Maturing December 15, 2033	6,687	—
Maturing December 15, 2037	12,115	—
Capital lease obligations and other debt	5,972	3,051
Total long-term debt	$180,164	$72,921

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $172,000 as of December 31, 2014. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2014 or 2013.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying construction, land acquisition and development loans, commercial and industrial loans, and consumer loans with a total collateral value of $4,877. Depending on the type of loan collateral, the Company may borrow between 60 and 65 percent of the collateral value pledged. The Company had no outstanding borrowings at the discount window as of December 31, 2014 or 2013.

On July 2, 2014, the Company entered into a loan agreement with a correspondent bank providing for a revolving loan of up to $10,000 at the holding company. Borrowings under the holding company loan agreement accrue interest at LIBOR plus 4.00 percent. The holding company loan agreement will expire on July 1, 2015. However, the Company may extend the maturity date by twelve months so long as it is not in default under the holding company loan agreement. The obligations of the holding company loan agreement are secured by, among other things, a pledge of all of the capital stock of Yadkin Bank. The Company had no outstanding balances on the holding company loan agreement as of December 31, 2014.

FHLB Advances

The Company had $159,752 of remaining availability on its credit line with the FHLB for advances as of December 31, 2014. These advances are secured by a blanket floating lien on qualifying commercial real estate loans, multifamily loans, residential mortgage loans, and home equity lines of credit with a total collateral value of $364,874 as of December 31, 2014.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Below is a summary of the contractual balances outstanding on FHLB advances.

Maturity Date	Contractual Rate	Rate Type	December 31, 2014	December 31, 2013

January 7, 2014	0.200%	Fixed rate credit	$—	$20,000
January 22, 2014	0.180	Fixed rate credit	—	18,000
February 5, 2014	0.210	Fixed rate credit	—	25,000
March 5, 2014	0.250	Fixed rate credit	—	25,000
April 4, 2014	0.230	Fixed rate credit	—	25,000
August 4, 2014	1.110	Fixed rate credit	—	1,500
August 18, 2014	1.490	Fixed rate credit	—	3,000
August 20, 2014	1.480	Fixed rate credit	—	3,000
October 28, 2014	0.910	Fixed rate credit	—	2,000
December 16, 2014	0.870	Fixed rate credit	—	4,000
January 2, 2015	0.250	Fixed rate credit	20,000	—
January 5, 2015	0.200	Fixed rate credit	25,000	—
January 12, 2015	2.990	Fixed rate credit	5,000	—
February 5, 2015	0.220	Fixed rate credit	25,000	—
February 26, 2015	0.428	Fixed rate credit	3,000	3,000
March 2, 2015	0.244	Fixed rate credit	15,000	—
March 5, 2015	0.240	Fixed rate credit	25,000	—
April 27, 2015	2.970	Fixed rate credit	5,000	—
April 30, 2015	0.280	Fixed rate credit	25,000	—
June 26, 2015	0.260	Fixed rate credit	10,000	—
July 15, 2015	0.305	Fixed rate credit	20,000	—
August 5, 2015	0.309	Fixed rate credit	15,000	—
August 5, 2015	0.301	Fixed rate credit	10,000	—
August 17, 2015	1.850	Fixed rate credit	4,500	4,500
August 20, 2015	1.830	Fixed rate credit	3,000	3,000
October 1, 2015	0.350	Fixed rate credit	10,000	—
November 16, 2015	0.410	Fixed rate credit	10,000	—
December 1, 2015	0.428	Fixed rate credit	20,000	—
January 4, 2016	0.503	Fixed rate credit	15,000	—
February 5, 2016	0.569	Fixed rate credit	25,000	—
February 16, 2016	0.480	Fixed rate credit	10,000	—
February 26, 2016	0.611	Fixed rate hybrid	3,000	3,000
April 1, 2016	0.513	Fixed rate credit	15,000	—
July 1, 2016	0.700	Fixed rate credit	20,000	—
August 17, 2016	2.210	Fixed rate credit	2,500	2,500
February 27, 2017	0.817	Fixed rate hybrid	3,000	3,000
October 16, 2017	1.140	Fixed rate credit	5,000	—
October 29, 2018	0.250	Principal reducing credit	667	—
October 15, 2019	1.830	Fixed rate credit	5,000	—
December 19, 2023	2.000	Principal reducing credit	207	—
Totals			$354,874	$145,500

Merger-related fair value adjustments included in FHLB borrowings were $277 and $299, as of December 31, 2014 and 2013, respectively.

Subordinated Term Loan Due 2018

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity. The subordinated term loan was adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2014 and 2013, the carrying value was $7,060 and $6,961, respectively.
The subordinated term loan agreement matures on October 18, 2018 and is currently redeemable, subject to regulatory approval.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Subordinated Notes Due 2023

In August 2013, the Company issued an aggregate of $38,050 of subordinated notes in a private placement to accredited investors. The notes bear interest, payable on the 1st of January and July of each year, at a fixed annual interest rate of 7.625 percent. The notes mature in August 2023 and qualify as Tier 2 capital for regulatory purposes, subject to a phase out of the capital qualification five years prior to maturity.

Junior Subordinated Debt to Unconsolidated Trusts

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through the Crescent Financial Capital Trust I (the "Crescent Trust"). The Crescent Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent (assumed by VantageSouth in its acquisition of Crescent and subsequently assumed by the Company in its merger with VantageSouth). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2014 and 2013, their carrying value was $5,629 and $5,560, respectively. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent.

In 2003, $10,000 in TRUPs were issued through the American Community Bank Capital Trust ("ACB Trust"). The ACB Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by ACB (and assumed by the Company in its acquisition of ACB). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on December 15, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with the Mergers, and as of December 31, 2014, their carrying value was $6,687. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 2.80 percent.

In November 2007, $25,000 in TRUPs were issued through Yadkin Valley Statutory Trust I (the "Yadkin Trust"). The Yadkin Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Yadkin. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on December 15, 2037 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with the Mergers, and as of December 31, 2014, their carrying value was $12,115. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 1.32 percent.

Yadkin unconditionally guarantees the trust preferred securities that were previously issued by the Crescent Trust, the ACB Trust and the Yadkin Trust.

NOTE K – LEASES

Operating Leases

The Company has entered into forty noncancelable operating leases for the corporate headquarters, operations center, certain branch offices, and equipment. Future minimum lease payments under these leases for the years ending December 31 are presented below.

2015	$4,066
2016	3,573
2017	3,103
2018	2,925
2019	2,114
Thereafter	5,354
Total	$21,135

Certain of the leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above. Rent expense for the years ended December 31, 2014, 2013 and 2012 totaled $4,048, $2,818 and $2,490, respectively.

Two of the properties used for bank branch operations are leased from related parties. Lease payments made to related parties for the year ended December 31, 2014, 2013 and 2012 totaled $760, $755 and $729, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Capital Leases

The Company has entered into two capital leases for banking offices. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as part of long-term debt. The capital lease asset totaled $5,972 as of December 31, 2014. Future minimum lease payments under the capital leases are presented below.

2015	$564
2016	571
2017	580
2018	588
2019	598
Thereafter	6,623
Total projected lease payments for capital leases	9,524
Imputed interest	(3,552)
Present value of minimum lease payments	$5,972

NOTE L – INCOME TAXES

The table below summarizes significant components of income tax expense (benefit) for the periods presented.

	Year ended December 31,
	2014	2013	2012
Current tax expense:
Federal	$305	$—	$69
State	—	—	—
Total current tax expense	305	—	69
Deferred tax expense (benefit):
Federal	7,924	432	(1,163)
State	1,981	2,042	(253)
Total deferred tax expense (benefit)	9,905	2,474	(1,416)
Income tax expense (benefit) before change in deferred tax asset valuation allowance	10,210	2,474	(1,347)
Change in deferred tax asset valuation allowance	(4,797)	(460)	(1,869)
Income tax expense (benefit)	$5,413	$2,014	$(3,216)

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate of 35 percent to net income before income taxes as follows.

	Year ended December 31,
	2014	2013	2012

Tax computed at statutory rate of 35%	$9,491	$2,815	$(815)
Effect of state income taxes	1,287	1,348	11
Change in income tax rates	(1,899)	1,544	—
Gain on acquisition	—	(2,643)	—
Non-taxable interest income	(437)	(79)	(189)
Non-taxable bank-owned life insurance	(549)	(348)	(247)
Non-deductible merger costs	1,006	309	488
Write-off of acquired net operating losses subject to Section 382 limitation	652	—	—
Change in deferred tax asset valuation allowance	(4,797)	(460)	(1,869)
Other	659	(472)	(595)
	$5,413	$2,014	$(3,216)

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of deferred taxes are summarized below.

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$40,073	$32,734
Recognized built-in loss carryforward	7,580	6,570
Acquisition accounting fair value adjustments	12,229	12,330
Allowance for loan losses	2,990	2,499
Federal tax credits carryforward	3,140	1,282
Unrealized losses on securities	667	4,109
Unrealized losses on cash flow hedges	728	—
Stock-based compensation	2,094	1,808
Capitalized leases	1,167	—
Deferred compensation	3,024	117
Other	2,942	497
Total deferred tax assets	76,634	61,946
Valuation allowance	(1,185)	(5,130)
Net deferred tax assets	75,449	56,816
Deferred tax liabilities:
Unrealized gains on cash flow hedges	—	1,490
Premises and equipment	2,568	203
Prepaid expenses	478	256
Total deferred tax liabilities	3,046	1,949
Net deferred tax asset	$72,403	$54,867

As of December 31, 2014, the Company had net operating losses ("NOLs") available for carryforward of $102,866 that will expire, if unused, from 2023 through 2032. The Company also had recognized built-in losses in excess of annual limitations of $21,658 that will expire, if unused, from 2031 through 2034. The Company’s federal income tax returns are open and subject to examination from the 2011 tax return year and forward. The Company’s state income tax returns are open and subject to examination from the 2011 tax return year and forward.

The Company (along with its predecessors) has completed several change in control transactions under Internal Revenue Code Section 382 (“Section 382”) and the Regulations thereunder. Those transactions are summarized below in chronological order.

•	Piedmont's acquisition of a controlling interest in Legacy VantageSouth Bank on February 19, 2010

•	An ownership shift in the Piedmont capital structure on February 22, 2011

•	Piedmont's acquisition of Community Bank of Rowan on April 19, 2011

•	Piedmont's acquisition of a controlling interest in Crescent Financial Bancshares, Inc. ("Crescent") on November 18, 2011

•	Piedmont's purchase of the non-controlling interests in Legacy VantageSouth Bank on February 1, 2012 along with an ownership shift in the Piedmont capital structure (described above)

•	Crescent's acquisition of a controlling interest in ECB on April 1, 2013

•	Yadkin's merger with Piedmont and VantageSouth on July 4, 2014 (double ownership change)

Accordingly, the Company is required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition NOLs and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL recognized within five years of the change in control are subject to potential limitation. Recognized built-in losses ("RBIL") are generally limited to a carryforward period of twenty years, subject to the annual limitation and expire if not used by the end of that period.

Based on the Company’s analysis of Section 382 limitations and applicable carryforward periods for limited NOLs and RBILs, there are NOLs totaling $1,917 that will expire unused due to Section 382 limitations. The deferred taxes related to these NOLs were written off in 2014. Other than these unusable NOLs, the Company believes that all of the remaining benefits from pre-acquisition NOLs and RBILs will ultimately be realized, however, that amount is subject to continuing analysis and will not be finalized until the five-year recognition period for each transaction expires.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company evaluates its deferred tax assets (“DTAs”) each reporting period to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence is considered, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Some of the positive and negative evidence management considered in its year-end 2014 evaluation is summarized below.

Positive evidence regarding the Company's DTAs in order of significance is as follows:

•	Earnings trends and forecasts
The Company continued to improve its earnings performance in 2014, especially following the Mergers. The Company had a three-year cumulative pre-tax income position as of December 31, 2014. Additionally, management monitors the Company’s performance against its business plan and forecast on a regular basis. Based on the business plan and forecast, which consider certain improvements to the Company’s business, management currently expects the Company's pre-tax income to fully absorb the existing DTAs. The Company has also begun to generate significant taxable income, which is important when considering the need to utilize NOLs and other tax loss carryforwards prior to expiration.

•	Sufficient carryforward period
The Company's tax loss carryforward periods were evaluated to determine whether the Company has sufficient time to execute on its business plan, considering applicable annual Section 382 limitations. Based on the Company’s analysis of each change in control, annual Section 382 limitation, dollar amounts of NOLs and RBILs, and forecasted taxable income to offset these loss carryforwards, management believes the Company has sufficient time to execute on its business plan and to utilize all of its NOLs and RBILs (with the exception of certain NOLs referred to above that will expire unused and have been written off).

•	Robust capital levels and access to capital
The Company's and the Bank’s regulatory capital ratios were all in excess of the regulatory definition of "well capitalized" as of December 31, 2014. The Company has also recently demonstrated its ability to raise various forms of capital as needed to fund both strategic acquisitions and organic growth, including common stock, preferred stock, and subordinated debt. The Company also recently redeemed preferred stock previously issued to the U.S. Treasury as part of its TARP Capital Purchase Program and has current plans to redeem the remaining Yadkin preferred stock owned by private investors.

•	Sufficient liquidity
The Company was in compliance with all liquidity policy requirements as of December 31, 2014 and maintained high levels of off balance sheet liquidity.

•	Declining problem asset levels
The Company's nonperforming loan and nonperforming asset ratios decreased in 2014. Further, the Bank's classified asset ratio to tier 1 capital plus allowance for loan losses improved to approximately 22 percent as of December 31, 2014 from 30 percent as of December 31, 2013. The Company has developed a strong underwriting culture, and credit administrators with specific credit expertise have been designated for each line of business, i.e., commercial real estate, commercial and industrial, SBA, Builder Finance, mortgage, and consumer.

•	Tax planning strategies
Reasonable tax planning strategies were considered, including liquidation of bank-owned life insurance to realized built-in gains, sale-leaseback of office buildings in an unrealized gain position, and others. Management has no current plans to execute these tax planning strategies, and in particular, liquidation of bank-owned life insurance would carry a tax penalty. These tax planning strategies would only be considered for possible execution if the ultimate realization of DTAs were in question.

Negative evidence regarding the necessity of a DTA valuation allowance is as follows:

•	Annual Section 382 limitations on acquired NOLs and RBIL
The annual Section 382 limitations on the Company's acquisitions may extend the time period necessary to utilize the related NOLs and RBIL. Therefore, the Company needs to execute on its business plan over the next several years to avoid concerns regarding its ability to realize these tax benefits.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•	Uncertain regulatory environment
The risks from an uncertain regulatory environment negatively affect nearly all financial institutions.

•	Uncertain economic and rate environment
The risks from an uncertain economic and rate environment negatively affect nearly all financial institutions. Management believes that the Company’s balance sheet is conservatively positioned from an interest rate risk perspective, and based on its interest rate risk model, management generally expects net interest income to rise and the economic value of equity to increase in a rising interest rate environment.

•	Merger risks
The Company's business plan calls for growth over the coming years through organic activity as well as possible merger and acquisition activity. Future mergers may significantly impact the Company's ability to realize its tax benefits, both positively and negatively.

Prior to the Mergers, Piedmont maintained a full valuation allowance on all of its NOLs and other DTAs due to substantial doubt about its ability to realize these tax benefits since its federal tax returns could not be consolidated with VantageSouth at the time. Due to nature of Piedmont’s merger into Yadkin on July 4, 2014, however, Piedmont was consolidated into Yadkin from a federal tax perspective, and the Company is now able to use taxable income generated by Yadkin and its Bank to realize federal NOLs and other DTAs generated by Piedmont prior to the Mergers. Based on this transaction and the Company’s analysis of its ability to realize Piedmont’s DTAs, subject to applicable Section 382 limitations, management determined that it was appropriate to reverse the $4,706 valuation allowance on Piedmont’s DTAs subsequent to the Mergers in 2014. This valuation allowance reversal was recorded as a reduction to income tax expense.

As of December 31, 2014, the Company's valuation allowance totaled $1,185, which represented reserves due to uncertainty regarding its ability to generate taxable income of a character required to realize the benefits related to long-term capital gains carryovers and certain state NOLs. Based on the Company's DTA evaluation, which considered the weight of the positive evidence compared to the negative evidence, management concluded that sufficient taxable income will be generated in the future to realize the Company’s remaining net DTA as of December 31, 2014.

NOTE M – REGULATORY MATTERS

Yadkin Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank in the form of vault cash or deposits. There was no aggregate net reserve balance maintained with the Federal Reserve Bank as of December 31, 2014 and 2013, respectively, as vault cash was sufficient to meet the reserve requirement.

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common shareholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent. As of December 31, 2014, and 2013, the Company and the Bank met all applicable capital adequacy requirements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The holding company and bank capital amounts and ratios are presented in the table below. The 2013 capital amounts and ratios represent those of Piedmont and VantageSouth Bank, which were the accounting predecessors to Yadkin and the Bank.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Yadkin Financial Corporation:
Total Capital (to Risk-Weighted Assets)	$425,720	12.34%	$276,064	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	375,095	10.87%	$138,032	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	375,095	9.33%	$160,773	4.00%	N/A	N/A

Yadkin Bank:
Total Capital (to Risk-Weighted Assets)	$419,875	12.18%	$275,674	8.00%	$344,592	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	407,300	11.82%	137,837	4.00%	206,755	6.00%
Tier 1 Capital (to Average Assets)	407,300	10.13%	160,812	4.00%	201,015	5.00%

December 31, 2013
Piedmont Community Bank Holdings, Inc.:
Total Capital (to Risk-Weighted Assets)	$225,995	13.21%	$136,834	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	173,495	10.14%	68,417	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	173,495	8.70%	79,747	4.00%	N/A	N/A

VantageSouth Bank:
Total Capital (to Risk-Weighted Assets)	$216,650	12.70%	$136,486	8.00%	$170,608	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	202,200	11.85%	68,243	4.00%	102,365	6.00%
Tier 1 Capital (to Average Assets)	202,200	10.16%	79,620	4.00%	99,525	5.00%

NOTE N – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate

Swap 1	$25,000	April 6, 2015	April 5, 2020	1.650%	3-Month LIBOR
Swap 2	25,000	May 5, 2015	May 5, 2020	1.683	3-Month LIBOR
Swap 3	25,000	June 5, 2015	June 5, 2020	1.720	3-Month LIBOR
Swap 4	25,000	August 5, 2015	August 5, 2020	2.440	3-Month LIBOR
Swap 5	25,000	February 5, 2016	February 5, 2021	2.703	3-Month LIBOR
Swap 6	50,000	August 5, 2016	August 5, 2021	2.882	3-Month LIBOR
Swap 7	25,000	October 1, 2014	August 31, 2017	1.197	1-Month LIBOR + 0.10%
Swap 8	25,000	October 16, 2014	August 16, 2018	1.596	1-Month LIBOR + 0.13%
	$225,000

Interest Rate Caps

In May 2012, the Company purchased separate interest rate cap contracts on a $7,500 subordinated term loan and on $8,000 in junior subordinated debt previously issued to the Crescent Trust, an unconsolidated trust formed to issue trust preferred securities ("TRUPs"). In August 2014, the Company also purchased separate interest rate cap contracts on $25,000 in junior subordinated debt previously issued to the Yadkin Trust and on $10,000 in junior subordinated debt previously issued to the ACB Trust. The underlying index for each debt instrument is three-month LIBOR. In the event that the underlying index rate exceeds the strike rate on the respective cap, the counterparty would pay the Company the difference between the underlying index and the strike rate.

These interest rate cap contracts are classified as effective cash flow hedges. Therefore, the changes in fair value of the caps are recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's economic value of equity at risk in a rising interest rate environment. The following table summarizes key terms of each interest rate cap.

Interest Rate Cap	Notional Amount	Effective Start Date	Maturity Date	Strike Rate	Underlying Index of Cap	Variable Rate on Underlying Debt

Cap 1	$7,500	July 1, 2012	July 1, 2017	0.47%	3-Month LIBOR	3-Month LIBOR + 4.00%
Cap 2	8,000	July 7, 2012	July 7, 2017	0.47	3-Month LIBOR	3-Month LIBOR + 3.10%
Cap 3	25,000	September 15, 2014	September 15, 2019	1.82	3-Month LIBOR	3-Month LIBOR + 1.32%
Cap 4	10,000	September 30, 2014	September 30, 2019	1.85	3-Month LIBOR	3-Month LIBOR + 2.80%
	$50,500

Mortgage Loan Commitments

The Company enters into interest rate lock commitments with customers and commitments to sell mortgages to investors. The forward sale commitments are entered into with investors to manage the interest rate risk associated with the customer interest rate lock commitments, and both are considered derivative financial instruments. These derivative instruments are carried at fair value and do not qualify for hedge accounting. The fair value of the interest rate lock commitments is based on the value that can be generated when the underlying loan is sold on the secondary market and is included on the consolidated balance sheets in other assets and on the consolidated statements of operations in mortgage banking income. The fair value of the forward sale commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the consolidated balance sheets in other assets or other liabilities and on the consolidated statements of operations in mortgage banking income.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the balance sheet location and fair value amounts of derivative instruments grouped by the underlying hedged instrument.

		December 31, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$75,000	$795	$75,000	$3,962
Interest rate swaps	Other liabilities	100,000	2,249	—	—

Brokered money market deposits:
Interest rate swaps	Other liabilities	50,000	200	—	—

Subordinated term loan:
Interest rate cap	Other assets	7,500	128	7,500	193

TRUPs:
Interest rate caps	Other assets	43,000	1,104	8,000	208

Mortgage loan commitments:
Interest rate lock commitments	Other assets	23,274	342	17,654	354
Forward sale commitments	Other liabilities	34,727	49	—	—

Activity in accumulated other comprehensive income (loss) ("AOCI") related to cash flow hedges is presented in Note R. If a cash flow hedge ceases to be highly effective or is terminated, then the hedge is dedesignated, and effective changes in value that are recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings. If the transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps.

NOTE O – COMMITMENTS AND CONTINGENCIES

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	December 31, 2014	December 31, 2013

Lending commitments:
Commitments to extend credit	$658,925	$293,371
Financial standby letters of credit	12,421	8,571
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	$10,000	$10,000
Capital commitments to private investment funds	2,280	1,744

The reserve for unfunded commitments was $522 and $281 as of December 31, 2014 and 2013, respectively, which was recorded in other liabilities on the consolidated balance sheets.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company and Yadkin Bank have been named defendants in legal actions arising from normal business activities in which damages in various amounts are claimed. Although the amount of any liability with respect to such matters cannot be determined, in the opinion of management, any liability arising from these matters will not have a material effect on Yadkin's consolidated financial statements.

NOTE P – FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities. Securities available for sale ("AFS") are recorded at fair value on a recurring basis. Fair value measurements are based upon quoted market exchange prices, if available. If quoted prices are not available, third-party pricing sources are generally utilized to determine fair value. These fair values are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. Level 1 securities include securities traded on an active exchange, such as the New York Stock Exchange, or SBA-guaranteed securities where active market pricing is readily available. Level 2 securities include GSE securities and mortgage-backed securities issued by GSEs, private label mortgage-backed securities, municipal bonds and corporate debt securities. Level 3 securities include certain corporate debt securities with limited trading activity. The following table provides the components of the change in fair value of Level 3 available for sale securities for the periods presented.

	Year ended December 31,
	2014	2013	2012

Level 3 AFS securities at beginning of period	$7,583	$—	$—
Purchases	4,600	7,505	—
Sales, calls or maturities	(1,000)	—	—
Changes in unrealized gains and losses	107	78	—
Level 3 AFS securities at end of period	$11,290	$7,583	$—

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

Derivatives. Derivative instruments include interest rate swaps and caps and are valued on a recurring basis using quoted market prices, dealer quotes, or third party pricing models that are primarily sensitive to market observable data. Currently outstanding derivatives, except for mortgage interest rate lock commitments described below, are classified as Level 2 within the fair value hierarchy.

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

	Year ended December 31,
	2014	2013	2012

Interest rate lock commitments at beginning of period	$354	$795	$212
Fair value of acquired Yadkin interest rate lock commitments	231	—	—
Issuances	2,366	2,909	2,600
Settlements	(2,609)	(3,350)	(2,017)
Interest rate lock commitments at end of period	$342	$354	$795

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

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

Description	Total	Level 1	Level 2	Level 3

December 31, 2014
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,944	$—	$14,944	$—
SBA-guaranteed securities	60,120	60,120	—	—
Mortgage-backed securities issued by GSE	425,283	—	425,283	—
Corporate bonds	119,912	2,545	106,077	11,290
Non-agency RMBS	4,963	—	4,963	—
Non-agency CMBS	3,578	—	3,578	—
Municipal bonds	40,258	—	40,258	—
Other debt securities	498	498	—	—
Equity securities	2,865	2,865	—	—
SBA-guaranteed loans held for sale	8,365	—	8,365	—
SBA loans held for investment	8,906	—	8,906	—
Derivative assets	2,368	—	2,027	342
Derivative liabilities	2,497	—	2,497	—

Measured at fair value on a nonrecurring basis:
Impaired loans	$9,595	$—	$—	$9,595
Foreclosed assets	12,891	—	—	12,891

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Description	Total	Level 1	Level 2	Level 3

December 31, 2013
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,673	$—	$14,673	$—
SBA-guaranteed securities	65,880	65,880	—	—
Mortgage-backed securities issued by GSE	205,260	—	205,260	—
Corporate bonds	110,740	—	103,157	7,583
Non-agency CMBS	5,938	—	5,938	—
Municipal bonds	601	—	601	—
Other debt securities	253	253	—	—
Equity securities	1,043	1,043	—	—
Derivative assets	4,717	—	4,363	354

Measured at fair value on a non-recurring basis:
Mortgage servicing rights	$4,127	$—	$—	$4,127
Impaired loans	8,264	—	—	8,264
Foreclosed assets	10,823	—	—	10,823

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

	Valuation Technique	Unobservable Input	Range	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,290	$7,583

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	$342	$354

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	$9,595
	Discounted expected cash flows	Expected loss rates	0-75%		$8,264
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	$12,891	$10,823

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents. The carrying amounts for cash and cash equivalents are a reasonable estimate of fair value.

Investment Securities Available for Sale. A description of fair value estimates for securities available for sale is included in the recurring fair value measurements section above.

Investment Securities Held to Maturity. The fair value of the municipal bonds classified as held to maturity are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. These securities are classified as Level 2 in the fair value hierarchy since the inputs used in the valuation are readily available market inputs.

Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market. A description of fair value estimates for SBA-guaranteed loans held for sale is included in the recurring fair value measurements section above.

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

Purchased Accounts Receivable. Purchased accounts receivable, which are classified in other assets on the consolidated balance sheet, are initially recorded at fair value, which is the same as the discounted purchase price, and generally have maturities between 30 and 60 days. Due to the short duration of these assets, the carrying amounts are a reasonable estimate of fair value.

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

Derivative Instruments. A description of fair value estimates for derivative instruments is included in the recurring fair value measurements section above.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$132,365	$132,365	$132,365	$—	$—
Investment securities available for sale	672,421	672,421	66,028	595,103	11,290
Investment securities held to maturity	39,620	40,404	—	40,404	—
Loans held for sale	20,205	20,205	—	20,205	—
Loans, net	2,890,449	2,919,573	—	1,241	2,918,332
Federal Home Loan Bank stock	19,499	19,499	—	19,499	—
Bank-owned life insurance	76,990	76,990	—	76,990	—
Derivative assets	2,368	2,368	—	2,027	342
Purchased accounts receivable	44,821	44,821	—	44,821	—
Accrued interest receivable	12,071	12,071	—	12,071	—

Financial liabilities:
Deposits	3,247,364	3,245,431	—	3,245,431	—
Short-term borrowings	250,500	250,500	—	—	250,500
Long-term debt	180,164	183,326	—	—	183,326
Derivative liabilities	2,497	2,497	—	2,497	—
Accrued interest payable	2,688	2,688	—	2,688	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,780	$100,780	$100,780	$—	$—
Investment securities available for sale	404,388	404,388	67,176	329,629	7,583
Investment securities held to maturity	500	500	—	—	500
Loans held for sale	8,663	8,663	—	8,663	—
Loans, net	1,385,790	1,380,437	—	—	1,380,437
Federal Home Loan Bank stock	8,929	8,929	—	8,929	—
Bank-owned life insurance	33,148	33,148	—	33,148	—
Derivative assets	4,717	4,717	—	4,363	354
Purchased accounts receivable	18,725	18,725	—	18,725	—
Accrued interest receivable	5,356	5,356	—	5,356	—

Financial liabilities:
Deposits	1,672,231	1,674,175	—	1,674,175	—
Short-term borrowings	126,500	126,726	—	—	126,726
Long-term debt	72,921	72,397	—	—	72,397
Accrued interest payable	1,817	1,817	—	1,817	—

NOTE Q – EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Yadkin Financial Corporation 2013 Equity Incentive Plan (the “2013 Incentive Plan”) authorized the issuance of incentive stock awards to certain employees, officers, and directors of the Company. As of December 31, 2014, no awards had been granted under the 2013 Incentive Plan. The Yadkin Valley Financial Corporation 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Stock Plan”) also authorized the issuance of awards to certain employees, officers, and directors of the Company. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock awards, stock appreciation rights, and/or long term incentive compensation units. Option exercise prices are established at market value on the grant date. Vesting provisions for granted stock options and restricted stock are at the discretion of the Nominating, Compensation, and Corporate Governance Committee of the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants. The Company funds the option shares and restricted stock from authorized but unissued shares.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Stock Options

In addition to option grants pursuant to the 2008 Stock Plan, the Company has assumed outstanding stock options that had been granted under the stock option plans of acquired companies. Of the total options outstanding as of December 31, 2014, 73,413 acquired options remained exercisable at a weighted average exercise price of $32.25 per share, and 5,054 options granted under the 2008 Stock Plan were exercisable at a weighted average exercise price of $13.77 per share. As of December 31, 2014, 9,621 shares or options remained available for future issuance under the 2008 Stock Plan, and 300,000 options remained available under the 2013 Incentive Plan. There were no options granted during the year ended December 31, 2014.

A summary of stock option activity for the year ended December 31, 2014 is presented below.

	Outstanding Options		Exercisable Options
	Number	Weighted Average Option Price	Number	Weighted Average Option Price

Options outstanding at January 1, 2014	46,744	$17.79	46,744	$17.79
Granted	—	—	—	—
Yadkin options assumed in Mergers	50,693	31.03	50,693	31.03
Exercised	11,353	12.56	11,353	12.56
Expired	3,360	15.94	3,360	15.94
Forfeited	4,257	32.01	4,257	32.01
Options outstanding at December 31, 2014	78,467	$31.06	78,467	$31.06

The weighted average remaining life of options outstanding and options exercisable was 1.72 years years and 1.55 years years as of December 31, 2014 and 2013, respectively.

The table below provides the range of exercise prices for options outstanding and exercisable as of December 31, 2014.

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$9.12 - $10.00	1,722	1,722
$10.01 - $20.00	28,208	28,208
$20.01 - $30.00	4,085	4,085
$30.01 - $40.00	9,717	9,717
$40.01 - $50.00	33,902	33,902
$50.01 - $57.21	833	833
	78,467	78,467

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous three years trading history. The expected term of the options is based upon the average life of previously issued stock options.

Compensation cost related to stock options was $0 for the years ended December 31, 2014 and 2013 and was $2 for the year ended December 31, 2012. The aggregate intrinsic value of total options outstanding and exercisable options as of December 31, 2014 was $125. As of December 31, 2014, there was no unrecognized compensation cost related to stock options as all options had fully vested.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Restricted Stock

A summary of non-vested restricted stock award activity is included below for the periods presented.

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2014	1,250	$12.51
Granted	—	—
Yadkin restricted stock assumed in Mergers	173,266	6.95
Vested	172,900	6.95
Forfeited	680	12.51
Non-vested at December 31, 2014	936	$10.68

Compensation cost related to non-vested restricted stock was $336, $8 and $29 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested restricted stock.

Defined Contribution Plans

The Company sponsors profit-sharing and 401(k) plans for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plan provides for employer contribution of up to 4 percent of pre-tax salary contributed by each participant. Employer contributions to the 401(k) plans totaled $1,252, $1,140 and $658 for the years ended December 31, 2014, 2013 and 2012, respectively.

Piedmont Stock Warrant Plan and Phantom Equity Plan

Certain employees, officers, and directors of Piedmont were granted warrants for Piedmont common stock from 2010 to 2013 (the "Piedmont Stock Warrant Plan"). All Piedmont stock warrants had an initial contractual term of ten years. Stock warrants issued in 2010 were granted to two of Piedmont's directors with 25 percent vesting on the grant date and 25 percent vesting on each of the first, second and third anniversaries of the grant date. Stock warrants issued from 2011 to 2013 were granted with 25 percent vesting on each of the first, second, third and fourth anniversaries of the grant date. The initial exercise price of each grant equaled the price of the respective equity offering and was to have increased at an 8 percent annual rate until a required investment return was achieved, at which time the exercise price was to adjust to the initial exercise price. The required investment return was to have been achieved when, and if, Piedmont's Board of Directors determined that the initial investors had realized a return of their capital investment in Piedmont plus a cumulative, non-compounded annual return of at least 8 percent.

The grant date fair value of each Piedmont stock warrant award was determined with a Monte Carlo-based option pricing model. The model assumed that the stock warrants would be exercised at the mid-point of the time to achieve the performance condition and contractual term of ten years, weighted by the probability of a change in control event. There were 146,666 warrants for shares of Piedmont's common stock outstanding as of December 31, 2013. Compensation cost recorded in non-interest expense related to the Piedmont Stock Warrant Plan was $1,145 and $2,235 for the years ended December 31, 2013 and 2012, respectively. Unrecognized compensation cost on these stock warrants totaled $850 as of December 31, 2013. The Piedmont Stock Warrant Plan was replaced by the Piedmont Phantom Equity Plan on January 24, 2014. Due to the nature of this replacement, it was accounted for as a plan modification and not a plan cancellation.

The Piedmont Phantom Equity Plan was established on January 24, 2014. Under the plan, participants in the Piedmont Stock Warrant Plan were granted units (each, a “Unit”). The Units are subject to vesting on dates consistent with the vesting dates under the Piedmont stock warrant plan. Each participant is entitled to receive the aggregate “Unit Value” of the vested portion of his or her account, to be paid to the participant on the earlier of (i) December 31, 2018, or (ii) a “change of control” (as defined in the Piedmont Phantom Equity Plan). In general, Unit Value is determined by subtracting the per-Unit base price for a Unit from the “full” value of such Unit. The “full” value of each Unit is equal to the value of one share of Piedmont stock prior to the Mergers, adjusted to equal the per share consideration that a Piedmont stockholder received for one share of Piedmont common stock (that is, 6.28597 shares of Yadkin voting common stock plus any per share cash merger consideration). Each Unit has a per-Unit base price specific to that Unit (the initial base price), which generally will be increased by 8 percent per year, unless and until certain initial investors in Piedmont realize a return of their capital investment plus a cumulative, non-compounded annual return of 8 percent (the "Investment Hurdle"). Once the Investment Hurdle has been met, the per-Unit base price returns to its initial base price. Any amounts paid to participants will be paid in common stock of Yadkin.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On July 4, 2014, concurrent with the Mergers, Yadkin assumed the obligations represented by the Piedmont Phantom Equity Plan, and Yadkin issued 856,447 shares of Yadkin voting common stock to an irrevocable rabbi trust to assist it in meeting its obligations under the Piedmont Phantom Equity Plan and the Merger Agreement. These shares (i) are issued and outstanding shares of Yadkin voting common stock with all rights of a holder of such shares, including the right to vote and receive dividends, and (ii) are to be used by Yadkin first to make distributions and satisfy all obligations under the Piedmont Phantom Equity Plan and then to distribute any remaining shares of Yadkin voting common stock held by the rabbi trust to the holders of Piedmont common stock that participated in the Mergers.

If as of December 31, 2018 there has not been a “change of control,” then the aggregate Unit Value will be distributed to the plan participants on December 31, 2018. Shares of Yadkin voting common stock that are held in the rabbi trust will be used to satisfy these distribution obligations under the Piedmont Phantom Equity Plan. The principal of the rabbi trust and any earnings thereon will be held separate and apart from other funds of Yadkin and will be used exclusively for the uses and purposes of Piedmont Phantom Equity Plan participants, Piedmont stockholders participating in the Mergers, and general creditors of Yadkin in certain circumstances.

Compensation cost recorded in non-interest expense related to the Piedmont Stock Warrant Plan and Piedmont Phantom Equity Plan was $605 for the year ended December 31, 2014, and unrecognized compensation cost totaled $245 as of December 31, 2014. Employer shares held by a rabbi trust should be treated as treasury stock for earnings per share purposes and excluded from the denominator in the basic and diluted per share calculations. However, the obligation under a deferred compensation arrangement should be reflected in the denominator of the earnings per share calculation. Therefore, since the 856,447 shares of Yadkin common stock held in the rabbi trust pursuant to the Piedmont Phantom Equity Plan are payable to either participants in the plan or Piedmont stockholders participating in the Mergers, there is no net impact to the Company's earnings per share from these shares.

NOTE R - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below summarizes the activity in AOCI for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total

Balance at January 1, 2014	$(6,554)	$2,381	$(4,173)
Other comprehensive income (loss) before reclassifications	5,445	(3,440)	2,005
Amounts reclassified for securities gains	(76)	—	(76)
Net change in AOCI	5,369	(3,440)	1,929
Balance at December 31, 2014	$(1,185)	$(1,059)	$(2,244)

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications	(7,892)	2,648	(5,244)
Amounts reclassified for securities gains	(747)	—	(747)
Net change in AOCI	(8,639)	2,648	(5,991)
Balance before non-controlling interests at December 31, 2013	(6,554)	2,381	(4,173)
Non-controlling interests	(2,197)	749	(1,448)
Balance after non-controlling interests at December 31, 2013	$(4,357)	$1,632	$(2,725)

Balance at January 1, 2012	$280	$—	$280
Other comprehensive income (loss) before reclassifications	1,805	(267)	1,538
Amounts reclassified for securities gains	—	—	—
Net change in AOCI	1,805	(267)	1,538
Balance before non-controlling interests at December 31, 2012	2,085	(267)	1,818
Non-controlling interests	351	(135)	216
Balance after non-controlling interests at December 31, 2012	$1,734	$(132)	$1,602

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amounts reclassified from AOCI are included in the consolidated statements of operations as follows.

AOCI Component	Amount Reclassified		Line Item Within Statement of Operations
	2014	2013
AFS securities:
Gross reclassification	$(126)	$(1,215)	Gain on sales of available for sale securities
Income tax expense	50	468	Income tax expense (benefit)
Reclassification, net of tax	$(76)	$(747)

NOTE S – PARENT COMPANY FINANCIAL DATA

The tables below present the parent company condensed balance sheets, statements of operations, and statements of cash flows for the periods indicated. Yadkin Financial Corporation is currently the parent company for its primary operating subsidiary, Yadkin Bank. Since Piedmont was the accounting acquirer in the Mergers, periods prior to the Mergers reflect Piedmont's parent company-only balances.

Parent Company
Condensed Balance Sheets

	December 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$2,825	$631
Investment securities available for sale	1,069	—
Investment in subsidiaries	615,570	140,233
Deferred tax asset, net	650	—
Other assets	2,286	19
Total assets	$622,400	$140,883

Liabilities and Shareholders' Equity:
Long-term debt	$62,481	$—
Accrued interest payable and other liabilities	2,117	83
Total liabilities	64,598	83
Total shareholders' equity before non-controlling interests	557,802	140,800
Total liabilities and shareholders' equity	$622,400	$140,883

Parent Company
Condensed Statements of Operations

	Year ended December 31,
	2014	2013	2012
Income:
Dividends from subsidiaries	$8,058	$—	$—
Other income	54	—	—
Total income	8,112	—	—
Expense:
Interest expense	2,331	—	—
Other expenses	837	1,247	3,939
Total expenses	3,168	1,247	3,939
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	4,944	(1,247)	(3,939)
Income tax benefit	5,647	—	—
Income (loss) before equity in undistributed earnings of subsidiaries	10,591	(1,247)	(3,939)
Equity in undistributed earnings of subsidiaries	11,114	7,120	4,727
Net income	21,705	5,873	788
Dividends on preferred stock	1,269	—	—
Net income attributable to non-controlling interests	2,466	3,470	1,935
Net income available to common shareholders	$17,970	$2,403	$(1,147)

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Parent Company
Condensed Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$21,705	$5,873	$788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(5,647)	—	—
Equity in undistributed earnings of subsidiaries	(11,114)	(7,120)	(4,727)
Net change in other assets	258	346	(343)
Net change in interest payable and other liabilities	(281)	(801)	398
Other, net	419	280	1,412
Net cash provided by (used) in operating activities	5,340	(1,422)	(2,472)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	13	—	—
Purchases of cash flow hedges	(1,278)	—	—
Investment in subsidiaries	(323)	—	(9,905)
Proceeds from repayment of investment in subsidiaries	6,014	2,000	—
Proceeds from sale of fixed assets to subsidiary	—	—	300
Net cash from business combinations	4,388	—	—
Net cash provided by (used in) investing activities	8,814	2,000	(9,605)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	—	—
Repurchase of common stock	(886)	—	—
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	(9,810)	—	—
Dividends paid on preferred stock	(1,269)	—	—
Other, net	—	—	(63)
Net cash used in financing activities	(11,960)	—	(63)

Net increase (decrease) in cash and cash equivalents	2,194	578	(12,140)
Cash and cash equivalents, beginning	631	53	12,193
Cash and cash equivalents, ending	$2,825	$631	$53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined by 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls over financial reporting factors that could materially affect these controls during the three-month period ended December 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Yadkin Financial Corporation (Yadkin) is responsible for establishing and maintaining adequate internal control over financial reporting. Yadkin's internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Yadkin's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that assessment, Yadkin's management believes that, as of December 31, 2014, Yadkin's internal control over financial reporting is effective based on those criteria.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Yadkin's independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 111.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation

We have audited Yadkin Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Yadkin Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 13, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive, financial and accounting officers and employees. The Code of Business Conduct and Ethics is available at http://www.yadkinbank.com.

The remaining information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related shareholder matters required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by report, for our annual meeting of shareholders to be held in 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2015.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(v)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(vii)	Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)
Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN FINANCIAL CORPORATION

Date:	March 13, 2015	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott M. Custer	March 13, 2015
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Terry S. Earley	March 13, 2015
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Adam Abram	March 13, 2015
J. Adam Abram, Director

/s/ David S. Brody	March 13, 2015
David S. Brody, Director

/s/ Alan N. Colner	March 13, 2015
Alan N. Colner, Director

/s/ Harry M. Davis	March 13, 2015
Harry M. Davis, Director

/s/ Thomas J. Hall	March 13, 2015
Thomas J. Hall, Director

/s/ James A. Harrell, Jr.	March 13, 2015
James A. Harrell, Jr., Director

/s/ Larry S. Helms	March 13, 2015
Larry S. Helms, Director

/s/ Dan W. Hill, III	March 13, 2015
Dan W. Hill, III, Director

/s/ Steven J. Lerner	March 13, 2015
Steven J. Lerner, Director

/s/ Thierry Ho	March 13, 2015
Thierry Ho, Director

/s/ Harry C. Spell	March 13, 2015
Harry C. Spell, Director

/s/ Joseph H. Towell	March 13, 2015
Joseph H. Towell, Executive Chairman of the Board of Directors

/s/ Nicolas D. Zerbib	March 13, 2015
Nicolas D. Zerbib, Director

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of January 27, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2014).

2.2
First Amendment to the Agreement and Plan of Merger by and among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of April 23, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2006).

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2013).

3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2013).

3.5
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012).

3.6
Articles of Amendment to the Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2009).

3.7
Articles of Amendment to the Amended and Restated Articles of Incorporation establishing the terms of the Series T-ACB Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2009).

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 7, 2014).

4.1	Form of certificate of Voting Common Stock (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 4, 2014).

10.1
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Joseph H. Towell dated April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

10.2
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Scott M. Custer dated April 23, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

10.3
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Wm. Mark DeMarcus dated April 23, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

10.4
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Terry S. Earley dated April 23, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

10.5
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Steven W. Jones dated April 23, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

Exhibit No.	Description

10.6
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Edwin H. Shuford dated April 23, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

10.7
Loan Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).

10.8
Promissory Note dated as of July 2, 2014 issued by VantageSouth Bancshares, Inc. to NexBank SSB (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).

10.9
Pledge and Security Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).

10.10
Form of Phantom Equity Plan of Piedmont Community Bank Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on March 26, 2014).*

10.11
VSB 2006 Omnibus Stock Ownership and Long Term Incentive Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.1 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 11, 2006 (Registration Statement No. 333-136522)).*

10.12
PCCB Incentive Stock Option Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.1 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on September 11, 2006 (Registration Statement No. 333-137235)).*

10.13
PCCB Non-Statutory Stock Option Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.2 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on September 11, 2006 (Registration Statement No. 333-137235)).

10.14
VSB 2003 Incentive Stock Option Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.1 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on September 3, 2003 (Registration Statement No. 333-108456)).*

21	Subsidiaries of the Registrant +

23	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) +

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) +

32.1	Section 1350 Certification of Chief Executive Officer +

32.2	Section 1350 Certification of Chief Financial Officer +

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. + ++

 _____________________________________________________________
* Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith.
++ The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.