Form 10-Q
period 2015-03-31
YADKIN FINANCIAL Corp
filed 2015-05-08
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended March 31, 2015

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 30,954,024 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of May 8, 2015.

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2015 and December 31, 2014

(Dollars in thousands, except share data)	March 31, 2015	December 31, 2014*
Assets
Cash and due from banks	$55,426	$65,312
Interest-earning deposits with banks	52,826	66,548
Federal funds sold	250	505
Investment securities available for sale, at fair value	658,323	672,421
Investment securities held to maturity	39,511	39,620
Loans held for sale	32,322	20,205
Loans	2,913,859	2,898,266
Allowance for loan losses	(8,284)	(7,817)
Net loans	2,905,575	2,890,449
Purchased accounts receivable	62,129	44,821
Federal Home Loan Bank stock, at cost	20,277	19,499
Premises and equipment, net	78,683	80,379
Bank-owned life insurance	77,462	76,990
Foreclosed assets	12,427	12,891
Deferred tax asset, net	66,415	72,403
Goodwill	151,083	151,083
Other intangible assets, net	15,862	16,677
Accrued interest receivable and other assets	38,782	36,506
Total assets	$4,267,353	$4,266,309

Liabilities
Deposits:
Non-interest demand	$655,333	$680,387
Interest-bearing demand	472,524	469,898
Money market and savings	1,010,348	1,004,796
Time	1,070,970	1,092,283
Total deposits	3,209,175	3,247,364
Short-term borrowings	325,500	250,500
Long-term debt	137,199	180,164
Accrued interest payable and other liabilities	27,660	30,479
Total liabilities	3,699,534	3,708,507

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, 28,405 shares issued and outstanding at March 31, 2015 and December 31, 2014	28,405	28,405
Common stock, $1.00 par value, 75,000,000 shares authorized; 31,609,021 and 31,599,150 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	31,609	31,599
Common stock warrants	717	717
Additional paid-in capital	492,194	492,014
Retained earnings	16,922	7,311
Accumulated other comprehensive loss	(2,028)	(2,244)
Total shareholders' equity	567,819	557,802
Total liabilities and shareholders' equity	$4,267,353	$4,266,309

See accompanying Notes to Consolidated Financial Statements.

*	Derived from the audited consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest income
Loans	$39,796	$19,969
Investment securities	3,996	1,985
Federal funds sold and interest-earning deposits	50	26
Total interest income	43,842	21,980
Interest expense
Deposits	2,889	1,659
Short-term borrowings	289	78
Long-term debt	1,488	1,031
Total interest expense	4,666	2,768
Net interest income	39,176	19,212
Provision for loan losses	961	1,290
Net interest income after provision for loan losses	38,215	17,922
Non-interest income
Service charges and fees on deposit accounts	3,253	1,315
Government-guaranteed lending	2,873	2,341
Mortgage banking	1,322	318
Bank-owned life insurance	472	306
Gain on sales of available for sale securities	1	—
Other	918	750
Total non-interest income	8,839	5,030
Non-interest expense
Salaries and employee benefits	15,202	9,098
Occupancy and equipment	4,799	2,663
Data processing	1,888	1,030
FDIC deposit insurance premiums	714	390
Professional services	1,092	685
Foreclosed asset expenses, net	188	263
Loan, collection, and repossession expense	936	681
Merger and conversion costs	220	1,209
Restructuring charges	907	836
Amortization of other intangible assets	815	227
Other	4,197	1,954
Total non-interest expense	30,958	19,036
Income before income taxes	16,096	3,916
Income tax expense	5,846	1,681
Net income	10,250	2,235
Dividends on preferred stock	639	—
Net income attributable to non-controlling interests	—	990
Net income available to common shareholders	$9,611	$1,245

Net income per common share
Basic	$0.30	$0.14
Diluted	0.30	0.14

Weighted average common shares outstanding
Basic	31,606,909	9,219,406
Diluted	31,608,928	9,219,406

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
(Dollars in thousands)	2015	2014

Net income	$10,250	$2,235
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	4,322	3,311
Tax effect	(1,547)	(1,276)
Reclassification of gains on sales of securities recognized in earnings	(1)	—
Tax effect	—	—
Net of tax amount	2,774	2,035
Cash flow hedges:
Unrealized losses on cash flow hedges	(4,163)	(951)
Tax effect	1,605	367
Net of tax amount	(2,558)	(584)
Total other comprehensive income	216	1,451
Comprehensive income	$10,466	$3,686

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance at December 31, 2013	—	$—	9,219,406	$9,219	$—	$144,964	$(10,658)	$(2,725)	$140,800	$97,259	$238,059
Net income	—	—	—	—	—	—	1,245	—	1,245	990	2,235
Other comprehensive income	—	—	—	—	—	—	—	1,041	1,041	410	1,451
Stock-based compensation	—	—	—	—	—	109	—	—	109	54	163
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	100	100
Issuance of VSB common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Dividends paid on VSB preferred stock	—	—	—	—	—	—	—	—	—	(314)	(314)
Repurchase of VSB preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Balance as of March 31, 2014	—	$—	9,219,406	$9,219	$—	$146,374	$(9,413)	$(1,587)	$144,593	$98,718	$243,311

Balance as of December 31, 2014	28,405	$28,405	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802	$—	$557,802
Net income	—	—	—	—	—	—	10,250	—	10,250	—	10,250
Other comprehensive income	—	—	—	—	—	—	—	216	216	—	216
Stock-based compensation	—	—	—	—	—	70	—	—	70	—	70
Stock options exercised	—	—	9,871	10	—	110	—	—	120	—	120
Dividends paid on preferred stock	—	—	—	—	—	—	(639)	—	(639)	—	(639)
Balance as of March 31, 2015	28,405	$28,405	31,609,021	$31,609	$717	$492,194	$16,922	$(2,028)	$567,819	$—	$567,819

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$10,250	$2,235
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	70	163
Provision for loan losses	961	1,290
Accretion of acquisition discount on purchased loans	(6,552)	(5,084)
Depreciation	1,564	756
Amortization of core deposit intangible	815	227
Amortization of acquisition premium on time deposits	(1,033)	(614)
Net accretion of acquisition discount on long-term debt	211	(9)
Gain on mortgage loan commitments	(294)	24
Gain on sales of loans held for sale	(3,594)	(2,519)
Originations of loans held for sale	(82,441)	(42,264)
Proceeds from sales of loans held for sale	73,918	42,288
Increase in cash surrender value of bank-owned life insurance	(472)	(238)
Deferred income taxes	5,846	1,681
Gain on sales of available for sale securities	(1)	—
Net amortization of premiums on available for sale securities	1,345	624
Net loss on disposal of foreclosed assets	(58)	20
Valuation adjustments on foreclosed assets	166	62
Gain on sales of loans held for investment	—	(362)
Change in assets and liabilities:
Decrease in accrued interest receivable	121	725
(Increase) decrease in other assets	(6,260)	839
Decrease in accrued interest payable	(692)	(445)
Decrease in other liabilities	(2,127)	(901)
Net cash used in operating activities	(8,257)	(1,502)
Cash flows from investing activities
Purchases of investment securities available for sale	—	(9,542)
Purchases of investment securities held to maturity	—	(3,119)
Proceeds from maturities and repayments of investment securities available for sale	17,181	9,388
Proceeds from call of investment securities held to maturity	—	500
Proceeds from sales of investment securities available for sale	197	—
Loan originations and principal collections, net	(9,897)	11,301
Proceeds from sales of loans	—	817
Purchases of trade accounts receivable, net	(17,308)	(21,037)
Purchases of premises and equipment	(484)	(231)
Disposals of premises and equipment	616	1,240
Proceeds from disposal of foreclosed assets	718	—
Purchases and redemptions of Federal Home Loan Bank stock, net	(778)	474
Net cash used in investing activities	(9,755)	(10,209)
Cash flows from financing activities
Net decrease in deposits	(37,156)	(16,813)
Proceeds from issuance of short-term borrowings, net	57,500	—
Proceeds from issuance (repayment) of long-term debt, net	(25,676)	50
Proceeds from exercise of stock options	120	99
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	44,466
Repurchase of subsidiary preferred stock	—	(42,849)
Dividends paid on subsidiary preferred stock	—	(578)
Dividends paid on preferred stock	(639)	—
Net cash provided by financing activities	(5,851)	(15,625)
Net change in cash and cash equivalents	(23,863)	(27,336)
Cash and cash equivalents, beginning of period	132,365	100,779
Cash and cash equivalents, end of period	$108,502	$73,443

	Three months ended March 31,
(Dollars in thousands)	2015	2014
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$6,180	$3,836
Income taxes	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$362	$309
Change in fair value of securities available for sale, net of tax	2,774	2,035
Change in fair value of cash flow hedge, net of tax	(2,558)	(584)

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company" or "Yadkin") and its wholly-owned subsidiary, Yadkin Bank. Yadkin is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. Yadkin, which was formed in 2006, conducts its business operations primarily through Yadkin Bank. Yadkin Bank is a North Carolina chartered community bank providing banking and financial services in 73 branches across North Carolina and upstate South Carolina. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). They do not include all of the information and footnotes required by such accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company's 2014 Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

On July 4, 2014, the Company completed its mergers (the “Mergers”) with VantageSouth Bancshares, Inc. ("VantageSouth") and Piedmont Community Bank Holdings, Inc. ("Piedmont"), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into Yadkin, with Yadkin continuing as the surviving corporation. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of Yadkin for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of Yadkin; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of Yadkin at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

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

Recently Adopted and Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03:  Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015, for public companies, and is to be applied retrospectively.  Early adoption is permitted.  Adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in ASU 2014-14 require a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments in ASU No. 2014-14 were effective for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-14 did not have a material impact on the Company’s financial position or results of operations.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860). The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 was effective for interim and annual reporting periods beginning after December 15, 2014. Adoption of ASU 2014-11 did not have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU No. 2014-09 provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU No. 2014-09 are effective for periods beginning after December 15, 2017. Early adoption is not permitted. Adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in ASU 2014-04 clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in ASU 2014-04 were effective for periods beginning after December 15, 2014. Adoption of ASU 2014-04 did not have a material impact on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 were effective for periods beginning after December 15, 2014. Adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

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

	Three months ended March 31,
	2015	2014

Weighted average number of common shares	31,606,909	9,219,406
Effect of dilutive stock options and warrants	2,019	—
Weighted average number of common shares and dilutive potential common shares	31,608,928	9,219,406

Anti-dilutive stock options	45,538	—
Anti-dilutive stock warrants	91,178	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE C – MERGERS AND ACQUISITIONS

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed its mergers with VantageSouth and Piedmont pursuant to the Merger Agreement. At closing, VantageSouth and Piedmont merged with and into Yadkin, with Yadkin continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of Yadkin for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of Yadkin; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, the historical financial results of the Company prior to the Mergers reflect the historical balances of Piedmont, and the financial results of the Company after the Mergers reflect the combined organization. The assets and liabilities of Yadkin as of the date of the Mergers were recorded at estimated fair value and added to those of Piedmont. The Company completed its valuations of Yadkin's assets and liabilities but may refine those valuations for up to a year from the date of the Mergers. The Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the Mergers may not be comparable to financial results prior to the Mergers.

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

From an accounting perspective, 28,405 shares of Yadkin's Series T and T-ACB Preferred Stock were assumed by the Company in the Mergers. The Series T and T-ACB Preferred Stock rank equally and have identical terms. They have no maturity date and pay cumulative dividends of 9.0 percent annually. The Company has received approval from appropriate regulatory authorities to redeem the Series T and T-ACB Preferred Stock and anticipates completing that redemption during the second quarter of 2015.

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

The following table presents the Yadkin assets acquired, liabilities assumed and other equity interests as of July 4, 2014, as well as the related purchase price allocation and calculation of the residual goodwill.

	As Reported by Yadkin at July 4, 2014	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at July 4, 2014
Assets:
Cash and cash equivalents	$36,116	$—		$—		$36,116
Investment securities available for sale	259,143	(1,488)	(a)	—		257,655
Loans held for sale	15,696	—	(b)	—		15,696
Loans, net	1,403,419	(30,740)		—		1,372,679
Federal Home Loan Bank stock, at cost	3,778	—		—		3,778
Premises and equipment	40,204	(2,344)	(c)	—		37,860
Bank-owned life insurance	27,306	—		—		27,306
Foreclosed assets	2,271	(601)	(d)	—		1,670
Deferred tax asset, net	16,955	5,939	(e)	—		22,894
Goodwill	—	124,172	(f)	657	(n)	124,829
Other intangible assets	1,665	10,965	(g)	321	(o)	12,951
Accrued interest receivable and other assets	16,330	(2,229)	(h)	542	(p)	14,643
Total assets	1,822,883	103,674		1,520		1,928,077
Liabilities:
Deposits	1,509,581	5,019	(i)	—		1,514,600
Short-term borrowings	72,879	—		—		72,879
Long-term debt	38,217	(15,486)	(j)	—		22,731
Accrued interest payable and other liabilities	8,448	(338)	(k)	1,520	(q)	9,630
Total liabilities	1,629,125	(10,805)		1,520		1,619,840
Net assets acquired	193,758	114,479		—		308,237
Other equity interests:
Preferred stock	28,405	—	(l)	—		28,405
Common stock warrants	1,850	(1,133)	(m)	—		717
Total other equity interests	30,255	(1,133)		—		29,122
Purchase price						$279,115

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
(l) No fair value adjustments were made to Yadkin's outstanding preferred stock. The acquisition date preferred dividend rate of 9.0 percent approximated the then-current market yield for issuances of similar perpetual preferred stock. The preferred stock was redeemable at the liquidation value on the acquisition date, and the Company expected the remaining life of the preferred stock would be relatively short.
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
(p) Amount reflects adjustments to acquired deferred tax assets and the tax impact of adjustments (o) and (p).
(q) Amount reflects the adjustment of change in control obligations existing under various employment agreements that were triggered by the Mergers.

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Mergers with VantageSouth and Piedmont had occurred at the beginning of the earliest period presented, which was January 1, 2014. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the Mergers. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Three months ended March 31,
	2015	2014

Net interest income	$39,176	$39,085

Net income	10,250	8,952

Net income available to common shareholders	9,611	8,393

Basic income per common share	0.30	0.28

Diluted income per common share	0.30	0.27

Weighted average basic common shares outstanding	31,606,909	30,484,994

Weighted average diluted common shares outstanding	31,608,928	30,632,168

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,922	$113	$—	$15,035
SBA-guaranteed securities	58,566	101	322	58,345
Mortgage-backed securities issued by GSE	413,433	2,638	1,635	414,436
Corporate bonds	118,983	1,317	45	120,255
Non-agency RMBS	4,535	1	19	4,517
Non-agency CMBS	3,552	—	4	3,548
Municipal bonds	38,682	450	1	39,131
Other debt securities	245	—	—	245
Equity securities	2,819	11	19	2,811
Total securities available for sale	$655,737	$4,631	$2,045	$658,323

Securities held to maturity:
Municipal bonds	$39,511	$1,096	$—	$40,607

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,914	$30	$—	$14,944
SBA-guaranteed securities	60,408	84	372	60,120
Mortgage-backed securities issued by GSE	428,076	1,086	3,879	425,283
Corporate bonds	118,799	1,261	148	119,912
Non-agency RMBS	4,961	3	1	4,963
Non-agency CMBS	3,576	2	—	3,578
Municipal bonds	39,907	355	4	40,258
Other debt securities	498	—	—	498
Equity securities	3,017	1	153	2,865
Total securities available for sale	$674,156	$2,822	$4,557	$672,421

Securities held to maturity:
Corporate bonds	$39,620	$966	$—	$40,586

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Securities available for sale:
SBA-guaranteed securities	$93	$1	$35,738	$321	$35,831	$322
Mortgage-backed securities issued by GSE	20,082	86	126,247	1,549	146,329	1,635
Corporate bonds	12,836	25	3,821	20	16,657	45
Non-agency RMBS	4,421	19	—	—	4,421	19
Non-agency CMBS	3,548	4	—	—	3,548	4
Municipal bonds	2,026	1	—	—	2,026	1
Equity securities	2,603	19	—	—	2,603	19
Total temporarily impaired AFS securities	$45,609	$155	$165,806	$1,890	$211,415	$2,045

December 31, 2014
Securities available for sale:
SBA-guaranteed securities	$94	$1	$41,950	$371	$42,044	$372
Mortgage-backed securities issued by GSE	152,186	1,117	149,746	2,762	301,932	3,879
Corporate bonds	18,123	64	3,767	84	21,890	148
Non-agency RMBS	1,318	1	—	—	1,318	1
Municipals bonds	1,953	4	—	—	1,953	4
Equity securities	2,711	153	—	—	2,711	153
Total temporarily impaired AFS securities	$176,385	$1,340	$195,463	$3,217	$371,848	$4,557

Unrealized losses on investment securities as of March 31, 2015 related to 47 mortgage-backed securities issued by U.S. government-sponsored enterprises ("GSEs"), 15 securities guaranteed by the U.S. Small Business Administration ("SBA"), 6 municipal bonds, 5 corporate bonds, 3 non-agency residential mortgage-backed securities, 1 non-agency commercial mortgage-backed securities and 2 marketable equity securities. Unrealized losses on investment securities as of December 31, 2014 related to 76 mortgage-backed securities issued by GSEs, 19 SBA-guaranteed securities, 6 municipal bonds, 5 corporate bonds, 4 marketable equity securities, 1 GSE obligation, and 1 non-agency residential mortgage-backed security.

As of March 31, 2015, 54 securities had been in an unrealized loss position for more than a twelve month period. The Company had $20 in gross unrealized losses on corporate bonds as of March 31, 2015 that had been in an unrealized loss position for more than twelve months, which were the only securities in this position that were not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for these corporate issuers, the Company does not believe the unrealized losses on these bonds were due to credit events.

The securities in an unrealized loss position as of March 31, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of March 31, 2015 and December 31, 2014, investment securities with carrying values of $307,553 and $314,184, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

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

	March 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$39,735	$39,993	$30,365	$30,536
Due after one year through five years	304,549	307,311	294,557	295,252
Due after five years through ten years	275,617	275,031	313,733	311,313
Due after ten years	33,017	33,177	32,484	32,455
Equity securities	2,819	2,811	3,017	2,865
	$655,737	$658,323	$674,156	$672,421
Securities held to maturity:
Due after one year through five years	$25,981	$26,662	$20,177	$20,747
Due after five years through ten years	9,903	10,120	15,836	16,092
Due after ten years	3,627	3,825	3,607	3,747
	$39,511	$40,607	$39,620	$40,586

The following table summarizes securities gains for the periods presented.

	Three months ended March 31,
	2015	2014

Gross gains on sales of securities available for sale	$1	$—
Gross losses on sales of securities available for sale	—	—
Total securities gains	$1	$—

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	March 31, 2015	December 31, 2014
Commercial:
Commercial real estate	$1,375,771	$1,355,536
Commercial and industrial	459,121	468,848
Construction and development	384,210	370,807
Consumer:
Residential real estate	354,362	360,249
Construction and development	30,177	30,061
Home equity	275,090	276,662
Other consumer	35,771	36,874
Gross loans	2,914,502	2,899,037
Less:
Deferred loan fees	(643)	(771)
Allowance for loan losses	(8,284)	(7,817)
Net loans	$2,905,575	$2,890,449

As of March 31, 2015 and December 31, 2014, loans with a recorded investment of $920,398 and $828,365, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered purchased credit-impaired ("PCI") loans. The following table relates to acquired Yadkin PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the merger date.

Yadkin Merger July 4, 2014

Contractually required payments	$110,365
Nonaccretable difference	(21,102)
Cash flows expected to be collected at acquisition	89,263
Accretable yield	(8,604)
Fair value of PCI loans at acquisition	$80,659

The following table summarizes changes in accretable yield, or income expected to be collected, related to all of the Company's PCI loans for the periods presented.

	Three months ended March 31,
	2015	2014

Balance, beginning of period	$25,181	$25,349
Accretion of income	(3,628)	(3,077)
Reclassifications from nonaccretable difference	1,554	2,150
Other, net	3,257	(1,007)
Balance, end of period	$26,364	$23,415

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $211,382 and $228,956 as of March 31, 2015 and December 31, 2014, respectively.

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan. The following table relates to acquired Yadkin purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the merger date.

Yadkin Merger July 4, 2014

Contractually required payments	$1,502,793
Fair value of acquired loans at acquisition	1,292,020
Contractual cash flows not expected to be collected	36,219

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended March 31, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(99)	(369)	(16)	(10)	—	(135)	(136)	(765)
Recoveries	5	136	5	24	27	41	33	271
Provision for loan losses	252	295	52	—	(8)	254	116	961
Ending balance	$2,954	$1,336	$1,732	$1,251	$213	$706	$92	$8,284

Three months ended March 31, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(242)	(241)	(196)	(196)	—	(188)	(96)	(1,159)
Recoveries	4	5	—	11	—	12	7	39
Provision for loan losses	99	213	406	238	27	203	104	1,290
Ending balance	$2,280	$782	$1,610	$1,726	$214	$503	$98	$7,213

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	March 31, 2015
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$52	$60	$—	$—	$—	$62	$—	$174
Collectively evaluated for impairment	2,369	1,232	1,687	698	213	448	86	6,733
Purchased credit-impaired	533	44	45	553	—	196	6	1,377
Total	$2,954	$1,336	$1,732	$1,251	$213	$706	$92	$8,284

Loans:
Ending balance:
Individually evaluated for impairment	$10,745	$2,884	$867	$1,336	$—	$373	$—	$16,205
Collectively evaluated for impairment	1,253,631	445,372	350,939	324,258	28,706	270,560	35,214	2,708,680
Purchased credit-impaired	111,395	10,865	32,404	28,768	1,471	4,157	557	189,617
Total	$1,375,771	$459,121	$384,210	$354,362	$30,177	$275,090	$35,771	$2,914,502

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

•
Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date. Loans where adverse economic conditions have developed that do not jeopardize liquidation of the debt, but substantially increase the level of risk may also warrant this rating.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Non-PCI Loans
Commercial:
Real estate	$1,215,732	$31,010	$17,634	$—	$1,264,376
Commercial and industrial	429,272	12,636	6,280	68	448,256
Construction and development	346,346	3,482	1,978	—	351,806
Consumer:
Residential real estate	311,855	5,425	8,314	—	325,594
Construction and development	27,430	750	526	—	28,706
Home equity	262,952	4,714	3,267	—	270,933
Other consumer	34,666	215	278	55	35,214
Total	$2,628,253	$58,232	$38,277	$123	$2,724,885

PCI Loans
Commercial:
Real estate	$56,538	$37,397	$17,460	$—	$111,395
Commercial and industrial	7,379	1,703	1,783	—	10,865
Construction and development	11,916	11,241	9,247	—	32,404
Consumer:
Residential real estate	13,149	8,161	7,458	—	28,768
Construction and development	260	539	672	—	1,471
Home equity	172	2,694	1,289	2	4,157
Other consumer	7	457	93	—	557
Total	$89,421	$62,192	$38,002	$2	$189,617

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$1,187,938	$32,142	$12,915	$—	$1,232,995
Commercial and industrial	433,093	15,148	6,510	79	454,830
Construction and development	334,213	2,128	2,109	—	338,450
Consumer:
Residential real estate	316,743	4,527	8,351	—	329,621
Construction and development	27,447	735	254	—	28,436
Home equity	264,953	4,238	3,143	—	272,334
Other consumer	35,736	237	269	2	36,244
Total	$2,600,123	$59,155	$33,551	$81	$2,692,910

PCI Loans
Commercial:
Real estate	$57,095	$45,711	$19,735	$—	$122,541
Commercial and industrial	7,408	2,936	3,674	—	14,018
Construction and development	6,857	16,374	9,126	—	32,357
Consumer:
Residential real estate	12,703	8,206	9,719	—	30,628
Construction and development	189	723	713	—	1,625
Home equity	143	2,827	1,358	—	4,328
Other consumer	2	488	140	—	630
Total	$84,397	$77,265	$44,465	$—	$206,127

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
March 31, 2015
Non-PCI Loans
Commercial:
Real estate	$8,684	$6,290	$14,974	$1,249,402	$1,264,376
Commercial and industrial	5,884	1,832	7,716	440,540	448,256
Construction and development	2,618	453	3,071	348,735	351,806
Consumer:
Residential real estate	7,870	2,696	10,566	315,028	325,594
Construction and development	308	250	558	28,148	28,706
Home equity	2,874	544	3,418	267,515	270,933
Other consumer	442	85	527	34,687	35,214
Total	$28,680	$12,150	$40,830	$2,684,055	$2,724,885

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$7,971	$2,383	$10,354	$1,222,641	$1,232,995
Commercial and industrial	5,612	1,707	7,319	447,511	454,830
Construction and development	1,162	369	1,531	336,919	338,450
Consumer:
Residential real estate	4,872	2,210	7,082	322,539	329,621
Construction and development	569	12	581	27,855	28,436
Home equity	3,985	395	4,380	267,954	272,334
Other Consumer	797	70	867	35,377	36,244
Total	$24,968	$7,146	$32,114	$2,660,796	$2,692,910

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	March 31, 2015		December 31, 2014
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$12,549	$—	$5,685	$—
Commercial and industrial	4,933	—	4,594	2
Construction and development	1,657	—	1,692	—
Consumer:
Residential real estate	4,742	—	3,755	—
Construction and development	482	—	254	—
Home equity	2,177	—	1,721	—
Other consumer	301	—	248	—
Total	$26,841	$—	$17,949	$2

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans. This table excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
March 31, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$549	$10,196	$10,745	$52	$10,786
Commercial and industrial	393	2,491	2,884	60	2,884
Construction and development	—	867	867	—	875
Consumer:
Residential real estate	—	1,336	1,336	—	1,347
Home equity	62	311	373	62	401
Total	$1,004	$15,201	$16,205	$174	$16,293

December 31, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$885	$4,513	$5,398	$158	$5,330
Commercial and industrial	525	1,818	2,343	229	2,718
Construction and development	—	910	910	—	1,971
Consumer:
Residential real estate	—	928	928	—	3,863
Construction and development	—	—	—	—	—
Home equity	62	344	406	3	1,920
Other consumer	—	—	—	—	—
Total	$1,472	$8,513	$9,985	$390	$15,802

	Three Months Ended March 31,
	2015		2014
	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$8,072	$16	$4,341	$6
Commercial and industrial	2,613	1	352	—
Construction and development	889	—	2,445	—
Consumer:
Residential real estate	1,132	22	923	—
Construction and development	—	—	121	—
Home equity	390	—	422	—
Other consumer	—	—	7	—
Total	$13,096	$39	$8,611	$6

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	March 31, 2015		December 31, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,372	8	$4,215	7
Commercial and industrial	166	4	172	4
Commercial construction	131	2	131	2
Residential real estate	1,761	6	1,770	6
Home equity	83	2	83	2
Total	$6,513	22	$6,371	21

The following table provides the number and recorded investment of TDRs modified during the three months ended March 31, 2015 and 2014.

	TDRs Modified
	Three months ended March 31, 2015		Three months ended March 31, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$—	—	$877	3
Commercial and industrial	—	—	75	2
Residential real estate	398	1	442	3
Home equity	—	—	39	1
Total	$398	1	$1,433	$9

No TDRs that were modified in the twelve months ended March 31, 2015 subsequently defaulted during the three months ended March 31, 2015. No TDRs that were modified in the twelve months ended March 31, 2014 subsequently defaulted during the three months ended March 31, 2014. The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2015 and 2014 did not change following the modifications.

NOTE F – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $473,575 and $455,033 as of March 31, 2015 and December 31, 2014, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $293 in the three months ended March 31, 2015.

The following table summarizes MSR activity for the three months ended March 31, 2015. The Company did not retain mortgage servicing on loans sold during the comparable period of 2014.

Three months ended March 31, 2015

Balance at beginning of period before valuation allowance	$4,284
Additions	395
Repayments	(129)
Amortization	(182)
Balance at end of period before valuation allowance	4,368
Valuation allowance at end of period	(255)
Balance at end of period after valuation allowance	$4,113

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

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	March 31, 2015	December 31, 2014

Composition of mortgage loans serviced for others:
Fixed rate loans	99.88%	99.86%
Adjustable rate loans	0.12%	0.14%
Total	100.00%	100.00%

Weighted average life (years)	5.54	5.77
Prepayment speed	13.37%	12.62%
Discount rate	9.50%	9.60%
Effect on fair value due to change in interest rates:
+ 0.25%	$633	$566
+ 0.50%	944	801
- 0.25%	(651)	(668)
- 0.50%	(822)	(844)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in the preceding table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions. Frequently, changes in one factor would result in another factor changing, which would magnify or contract the effect of the change.

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $156,277 and $136,093 as of March 31, 2015 and December 31, 2014, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $371 and $192 for the three months ended March 31, 2015 and 2014, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended March 31,
	2015	2014

Balance at beginning of period	$3,081	1,759
Additions	535	419
Amortization	(96)	(51)
Balance at end of period	$3,520	2,127

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of March 31, 2015 or December 31, 2014.

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	March 31, 2015	December 31, 2014

Lending commitments:
Commitments to extend credit	$693,552	$658,925
Financial standby letters of credit	14,965	12,421
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	10,000	10,000
Capital commitment to private investment funds	2,764	2,280

The reserve for unfunded commitments was $484 and $522 as of March 31, 2015 and December 31, 2014, respectively, which was recorded in other liabilities on the consolidated balance sheets.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Subsequent changes in the fair value of derivatives are recognized in other comprehensive income ("OCI") for effective hedges, and changes in fair value are recognized in earnings for all other derivatives.

Interest Rate Swaps

In 2013 and 2014, the Company entered into six different forward starting interest rate swaps on a total of $175,000 of forecasted three-month FHLB advances to reduce its exposure to variability in interest payments attributable to changes in three-month LIBOR. Beginning on the respective effective dates, these interest rate swaps will exchange the three-month LIBOR component of interest on the FHLB advances with fixed interest rates. Each three-month FHLB advance will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the full term of each swap.

In August 2014, the Company entered into two additional forward starting interest rate swaps on a total of $50,000 of forecasted brokered money market deposits to reduce its exposure to variability in interest payments attributable to changes in one-month LIBOR, which is the underlying index of the brokered money market deposits. Beginning on the respective effective dates, these interest rate swaps began to exchange one-month LIBOR, plus the applicable spread, with fixed interest rates. Each brokered money market account is expected to maintain at least $25,000 on deposit with the Company through the maturity of the interest rate swaps.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In March 2015, the Company restructured certain of its derivative positions by terminating four interest rate swaps prior to their effective start dates and entering into two new forward starting interest rate swaps on a total of $50,000 of forecasted three-month FHLB advances to reduce its exposure to variability in interest payments attributable to changes in three-month LIBOR. Beginning on the respective effective dates, these interest rate swaps will exchange the three-month LIBOR component of interest on the FHLB advances with fixed interest rates of 2.540 and 2.576 percent. Each three-month FHLB advance will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the full term of each swap.

The interest rate swaps outstanding as of March 31, 2015 are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's earnings and economic value at risk in a rising interest rate environment. The following table summarizes key terms of each active interest rate swap.

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate

Swap 1	$25,000	October 1, 2014	August 31, 2017	1.197%	1-Month LIBOR + 0.10%
Swap 2	25,000	October 16, 2014	August 16, 2018	1.596	1-Month LIBOR + 0.13%
Swap 3	25,000	February 5, 2016	February 5, 2021	2.703	3-Month LIBOR
Swap 4	50,000	August 5, 2016	August 5, 2021	2.882	3-Month LIBOR
Swap 5	25,000	October 5, 2017	October 5, 2027	2.540	3-Month LIBOR
Swap 6	25,000	March 5, 2018	March 5, 2028	2.576	3-Month LIBOR
	$175,000

For the terminated interest rate swaps, the changes in value that were recorded in accumulated other comprehensive income ("AOCI") before termination will be amortized to yield over the period the forecasted hedged transactions impact earnings. The forecasted hedged transactions remain probable of occurring. The following table summarizes information regarding the four terminated interest rate swaps.

Terminated Interest Rate Swap	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	Termination Fee Paid

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$123
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	122
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	121
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	921
	$100,000				$1,288

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

These interest rate cap contracts are classified as effective cash flow hedges. Therefore, the changes in fair value of the caps are recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's earnings and economic value at risk in a rising interest rate environment. The following table summarizes key terms of each interest rate cap.

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

		March 31, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$—	$—	$75,000	$795
Interest rate swaps	Other liabilities	125,000	3,590	100,000	2,249

Brokered money market deposits:
Interest rate swaps	Other liabilities	50,000	522	50,000	200

Subordinated term loan:
Interest rate cap	Other assets	7,500	83	7,500	128

TRUPs:
Interest rate caps	Other assets	43,000	751	43,000	1,104

Mortgage loan commitments:
Interest rate lock commitments	Other assets	36,968	636	23,274	342
Forward sale commitments	Other liabilities	61,810	138	34,727	49

The Company only transacts with derivative counterparties with strong credit standings and requires liquid collateral to secure credit exposure.

NOTE I – FAIR VALUE MEASUREMENTS

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014

Level 3 AFS securities at beginning of period	$11,290	$7,583
Sales, calls or maturities	—	(1,000)
Changes in unrealized gains and losses	90	171
Level 3 AFS securities at end of period	$11,380	$6,754

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

	Three months ended March 31,
	2015	2014

Interest rate lock commitments at beginning of period	$342	$354
Issuances	1,465	328
Settlements	(1,171)	(351)
Interest rate lock commitments at end of period	$636	$331

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

	Total	Level 1	Level 2	Level 3
March 31, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$15,035	$—	$15,035	$—
SBA-guaranteed securities	58,345	58,345	—	—
Mortgage-backed securities issued by GSE	414,436	—	414,436	—
Corporate bonds	120,255	2,524	106,351	11,380
Non-agency RMBS	4,517	—	4,517	—
Non-agency CMBS	3,548	—	3,548	—
Municipal bonds	39,131	—	39,131	—
Other debt securities	245	245	—	—
Equity securities	2,811	2,811	—	—
SBA-guaranteed loans held for sale	7,735	—	7,735	—
SBA loans held for investment	6,472	—	6,472	—
Derivative assets	1,470	—	834	636
Derivative liabilities	4,251	—	4,251	—

Measured at fair value on a non-recurring basis:
Impaired loans	$16,031	$—	$—	$16,031
Foreclosed assets	12,427	—	—	12,427

	Total	Level 1	Level 2	Level 3
December 31, 2014
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,944	$—	$14,944	$—
SBA-guaranteed securities	60,120	60,120	—	—
Mortgage-backed securities issued by GSE	425,283	—	425,283	—
Corporate bonds	119,912	2,545	106,077	11,290
Non-agency RMBS	4,963	—	4,963	—
Non-agency CMBS	3,578	—	3,578	—
Municipal bonds	40,258	—	40,258	—
Other debt securities	498	498	—	—
Equity securities	2,865	2,865	—	—
SBA-guaranteed loans held for sale	8,365	—	8,365	—
SBA loans held for investment	8,906	—	8,906	—
Derivative assets	2,368	—	2,026	342
Derivative liabilities	2,497	—	2,497	—

Measured at fair value on a non-recurring basis:
Impaired loans	$9,595	$—	$—	$9,595
Foreclosed assets	12,891	—	—	12,891

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

				Fair Value
	Valuation Technique	Unobservable Input	Range	March 31, 2015	December 31, 2014
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,380	$11,290

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	636	342

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	16,031	9,595
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	12,427	12,891

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,502	$108,502	$108,502	$—	$—
Investment securities available for sale	658,323	658,323	63,967	582,976	11,380
Investment securities held to maturity	39,511	40,607	—	40,607	—
Loans held for sale	32,322	32,322	—	32,322	—
Loans, net	2,905,575	2,937,060	—	6,472	2,930,588
Purchased accounts receivable	62,129	62,129	—	62,129	—
Federal Home Loan Bank stock	20,277	20,277	—	20,277	—
Derivative assets	1,470	1,470	—	834	636
Accrued interest receivable	11,950	11,950	—	11,950	—

Financial liabilities:
Deposits	3,209,175	3,210,666	—	3,210,666	—
Short-term borrowings	325,500	325,500	—	—	325,500
Long-term debt	137,199	142,499	—	—	142,499
Derivative liabilities	4,251	4,251	—	4,251	—
Accrued interest payable	1,996	1,996	—	1,996	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$132,365	$132,365	$132,365	$—	$—
Investment securities available for sale	672,421	672,421	66,028	595,103	11,290
Investment securities held to maturity	39,620	40,404	—	40,404	—
Loans held for sale	20,205	20,205	—	20,205	—
Loans, net	2,890,449	2,919,573	—	1,241	2,918,332
Purchased accounts receivable	44,821	44,821	—	44,821	—
Federal Home Loan Bank stock	19,499	19,499	—	19,499	—
Derivative assets	2,368	2,368	—	2,027	341
Accrued interest receivable	12,071	12,071	—	12,071	—

Financial liabilities:
Deposits	3,247,364	3,245,431	—	3,245,431	—
Short-term borrowings	250,500	250,500	—	—	250,500
Long-term debt	180,164	183,326	—	—	183,326
Derivative liabilities	2,497	2,497	—	2,497	—
Accrued interest payable	2,688	2,688	—	2,688	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total

Balance at January 1, 2015	$(1,185)	$(1,059)	$(2,244)
Other comprehensive income (loss) before reclassifications	2,775	(2,558)	217
Amounts reclassified for securities gains	(1)	—	(1)
Net other comprehensive income (loss) during period	2,774	(2,558)	216
Balance at March 31, 2015	$1,589	$(3,617)	$(2,028)

Balance at January 1, 2014	$(6,554)	$2,381	$(4,173)
Other comprehensive income (loss) before reclassifications	2,035	(584)	1,451
Amounts reclassified for securities gains	—	—	—
Net other comprehensive income (loss) during period	2,035	(584)	1,451
Balance before non-controlling interests at March 31, 2014	(4,519)	1,797	(2,722)
Non-controlling interests	(1,883)	748	(1,135)
Balance at March 31, 2014	$(2,636)	$1,049	$(1,587)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a full-service state-chartered community bank with 73 branches across North Carolina and upstate South Carolina. Yadkin Bank provides banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three months ended March 31, 2015, and 2014, as well as the financial condition of the Company as of March 31, 2015, and December 31, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed its mergers (the “Mergers”) with VantageSouth Bancshares, Inc. (“VantageSouth”) and Piedmont Community Bank Holdings, Inc. (“Piedmont”), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into Yadkin, with Yadkin continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of Yadkin for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of Yadkin; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events in the first quarter of 2015:

•	Net income available to common shareholders totaled $9.6 million, or $0.30 per diluted share, in Q1 2015 compared to $1.2 million, or $0.14 per diluted share, in Q1 2014.

•
Net operating earnings available to common shareholders, which excludes certain non-operating items, totaled $10.3 million, or $0.33 per diluted share, in Q1 2015 compared to $2.2 million, or $0.24 per diluted share in Q1 2014.

•	Operating return on average assets equaled 1.04 percent in Q1 2015 while operating return on average tangible common equity equaled 11.35 percent.

•	Operating efficiency, which represents operating expenses to total operating revenues, improved to 62.1 percent in Q1 2015 from 70.1 percent in Q1 2014.

•	Net charge-offs declined to $494 thousand, or 0.07 percent of average loans, in Q1 2015 from $1.1 million, or 0.32 percent of average loans, in Q1 2014.

•	Annualized net loan growth was 2.2 percent in Q1 2015, which was a product of total loan originations and commitments in the quarter of $304.8 million.

•	The Company announced an expense reduction and branch optimization plan includes the elimination of certain back office positions as well as the planned closure of six branches in Q3 2015.

•
The Company received regulatory approval to redeem $28.4 million of preferred stock originally issued to the U.S. Treasury in connection with its TARP Capital Purchase Program. The redemption is expected to occur on or around May 13, 2015. Redemption of the preferred stock will improve pre-tax earnings by $2.6 million annually and will increase fully-diluted earnings per share by $0.08 annually.

•	The Company announced that Joe Towell will transition from his position as Executive Chairman to Chairman of the Board effective June 30, 2015.

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

	Three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Operating Earnings
Net income (GAAP)	$10,250	$2,235
Securities gains	(1)	—
Merger and conversion costs	220	1,209
Restructuring charges	907	836
Income tax effect of adjustments	(431)	(452)
Net operating earnings (non-GAAP)	10,945	3,828
Dividends on preferred stock	639	—
Net income attributable to non-controlling interests	—	990
Allocation of adjustments to non-controlling interests	—	599
Net operating earnings available to common shareholders (Non-GAAP)	$10,306	$2,239

Net operating earnings per common share:
Basic (Non-GAAP)	$0.33	$0.24
Diluted (Non-GAAP)	0.33	0.24

Pre-Tax, Pre-Provision Operating Earnings
Net income (GAAP)	$10,250	$2,235
Provision for loan losses	961	1,290
Income tax expense	5,846	1,681
Pre-tax, pre-provision income	17,057	5,206
Securities losses gains	(1)	—
Merger and conversion costs	220	1,209
Restructuring charges	907	836
Pre-tax, pre-provision operating earnings (Non-GAAP)	$18,183	$7,251

Operating Non-Interest Income
Non-interest income (GAAP)	$8,839	$5,030
Securities gains	(1)	—
Operating non-interest income (Non-GAAP)	$8,838	$5,030

Operating Non-Interest Expense
Non-interest expense (GAAP)	$30,958	$19,036
Merger and conversion costs	(220)	(1,209)
Restructuring charges	(907)	(836)
Operating non-interest expense (Non-GAAP)	$29,831	$16,991

Operating Efficiency Ratio
Efficiency ratio (GAAP)	64.48%	78.52%
Effect to adjust for securities gains	—%	—%
Effect to adjust for restructuring charges	(1.89)%	(3.45)%
Effect to adjust for merger and conversion costs	(0.46)%	(4.98)%
Operating efficiency ratio (Non-GAAP)	62.13%	70.09%

Analysis of Results of Operations

Net income available to common shareholders was $9.6 million, or $0.30 per diluted common share, in the first quarter of 2015, which was an increase from $1.2 million, or $0.14 per diluted common share, in the first quarter of 2014. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $10.3 million in the first quarter of 2015 from $2.2 million in the first quarter of 2014. Similarly, pre-tax, pre-provision operating earnings increased to $18.2 million in the first quarter of 2015 from $7.3 million in the first quarter of 2014.

As discussed below, the improvements in the results of operations in the first quarter of 2015 compared to the first quarter of 2014 reflect the benefit of significant operating leverage provided by the Mergers. The balance sheet growth and customer base expansion have resulted in improved net interest income and non-interest income, while the Company continues efforts to achieve the efficiencies resulting from elimination of duplicative functions. In the aggregate, the revenue growth in the first quarter of 2015 represents twice the growth in non-interest expense when compared to the pre-merger results for the first quarter of 2014.

Net Interest Income

Net interest income improved to $39.2 million in the first quarter of 2015 from $19.2 million in the first quarter of 2014. The increase in net interest income was the result of a significant increase in earning assets from the Mergers, organic business activity, and an improved net interest margin. Average earning assets increased from $1.86 billion in the first quarter of 2014 to $3.69 billion in the first quarter of 2015. Over this period, average loan balances increased by $1.52 billion, of which $1.39 billion was from acquired Yadkin loans, and average investment securities increased by $291.0 million, of which $257.7 million was from acquired Yadkin investments. In addition, average deposits increased by $1.53 billion, of which $1.51 billion was from acquired Yadkin deposits.

The Company's net interest margin expanded from 4.19 percent in the first quarter of 2014 to 4.33 percent in the first quarter of 2015. The improved net interest margin was due to an improved mix of interest-earning assets, a higher taxable-equivalent yield on investment securities, and higher non-interest bearing deposit balances. Net interest income improvement was partially offset by lower loan yields. Loan yields were negatively impacted by proportionally lower accretion income and pricing pressure on loan originations from a combination of lower prevailing market interest rates and stiff competition for loans from other financial institutions. The aggregate yield on earning assets, which benefited from an improved earning asset mix and higher investment yields, increased from 4.79 percent in the first quarter of 2014 to 4.84 percent in the first quarter of 2015. The cost of interest-bearing liabilities declined from 0.68 percent in the first quarter of 2014 to 0.63 percent in the first quarter of 2015, which primarily reflected lower deposit costs from the addition of the Yadkin deposit base.

Net accretion income on acquired loans totaled $4.5 million in the first quarter of 2015, which consisted of $1.5 million of net accretion on purchased credit-impaired (“PCI”) loans and $2.9 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first quarter of 2014 totaled $3.1 million, which included $1.1 million of net accretion on PCI loans and $2.0 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $906 thousand of accelerated accretion due to principal prepayments in the first quarter of 2015 compared to $631 thousand in the first quarter of 2014.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended March 31, 2015			Three months ended March 31, 2014
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,924,287	$39,796	5.52%	$1,400,086	$19,969	5.78%
Investment securities (2)	706,888	4,229	2.43	415,870	1,991	1.94
Federal funds and other	59,572	50	0.34	46,384	26	0.23
Total interest-earning assets	3,690,747	44,075	4.84%	1,862,340	21,986	4.79%
Goodwill	151,083			26,254
Other intangibles, net	16,359			5,769
Other non-interest-earning assets	391,489			207,252
Total assets	$4,249,678			$2,101,615

Liabilities and Equity
Interest-bearing demand	$470,919	160	0.14%	$348,050	180	0.21%
Money market and savings	1,003,156	716	0.29	475,698	349	0.30
Time	1,089,950	2,013	0.75	630,727	1,130	0.73
Total interest-bearing deposits	2,564,025	2,889	0.46	1,454,475	1,659	0.46
Short-term borrowings	288,000	289	0.41	128,000	78	0.25
Long-term debt	150,450	1,488	4.01	60,587	1,031	6.90
Total interest-bearing liabilities	3,002,475	4,666	0.63%	1,643,062	2,768	0.68%
Noninterest-bearing deposits	657,702			232,807
Other liabilities	25,356			9,079
Total liabilities	3,685,533			1,884,948
Shareholders’ equity	564,145			216,667
Total liabilities and shareholders' equity	$4,249,678			$2,101,615

Net interest income, taxable equivalent		$39,409			$19,218
Interest rate spread (3)			4.21%			4.11%
Tax equivalent net interest margin (4)			4.33%			4.19%

Percentage of average interest-earning assets to average interest-bearing liabilities			122.92%			113.35%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $233 thousand and $6 thousand for the 2015 and 2014 periods, respectively.

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

	Change from Q1 2014 to Q1 2015 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$20,779	$(952)	$19,827
Investment securities	1,646	592	2,238
Federal funds and other interest-earning assets	8	16	24
Total interest-earning assets	22,433	(344)	22,089

Interest-bearing liabilities:
Interest-bearing demand	52	(72)	(20)
Money market and savings	376	(9)	367
Time deposits	846	37	883
Total interest-bearing deposits	1,274	(44)	1,230
Short-term borrowings	139	72	211
Long-term debt	1,030	(573)	457
Total interest-bearing liabilities	2,443	(545)	1,898
Change in net interest income	$19,990	$201	$20,191

Provision for Loan Losses

The following table summarizes the changes in the Company's allowance for loan losses ("ALLL") for the quarters presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

1Q 2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(494)	—	(494)
Provision for loan losses	882	79	961
Balance at March 31, 2015	$6,907	$1,377	$8,284

1Q 2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(1,120)	—	(1,120)
Provision for loan losses	1,602	(312)	1,290
Balance at March 31, 2014	$5,164	$2,049	$7,213

Provision for loan losses was $961 thousand in the first quarter of 2015 compared to $1.3 million in the first quarter of 2014. The decrease in provision for loan losses reflected lower provision expense for non-PCI loans, net of higher provision expense for PCI loans. Provision expense on non-PCI loans decreased primarily due to lower net charge-offs, which decreased to 0.07 percent of average loans in the first quarter of 2015 from 0.32 percent of average loans in the first quarter of 2014. The $312 thousand PCI provision credit in the prior year was due to the reversal of previously established reserves on certain commercial and residential real estate loan pools as cash flows improved in those pools.

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

Results of the Company’s cash flow re-estimation for PCI loans in the first quarter of 2015 are summarized as follows.

(Dollars in thousands)	Provision	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(278)	$1,085	7.50%	9.48%
Loan pools with cash flow decrease	357	(1,746)	9.42%	6.42%
Total	$79	$(661)	8.98%	7.12%

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended March 31,		Variance
(Dollars in thousands)	2015	2014	$	%

Service charges and fees on deposit accounts	$3,253	$1,315	$1,938	147.4%
Government-guaranteed lending	2,873	2,341	532	22.7
Mortgage banking	1,322	318	1,004	315.7
Bank-owned life insurance	472	306	166	54.2
Gain on sales of available for sale securities	1	—	1	—
Other	918	750	168	22.4
Total non-interest income	$8,839	$5,030	$3,809	75.7%

Non-interest income totaled $8.8 million in the first quarter of 2015, which was an increase from $5.0 million in the first quarter of 2014. Service charges and fees on deposit accounts increased by $1.9 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $532 thousand due to a higher volume of loan originations and sales as the Company has expanded its government lending presence into new markets. Mortgage banking income increased by $1.0 million due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio. Additionally, bank-owned life insurance income increased from acquired Yadkin life insurance policies.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended March 31,		Variance
(Dollars in thousands)	2015	2014	$	%

Salaries and employee benefits	$15,202	$9,098	$6,104	67.1%
Occupancy and equipment	4,799	2,663	2,136	80.2
Data processing	1,888	1,030	858	83.3
FDIC deposit insurance premiums	714	390	324	83.1
Professional services	1,092	685	407	59.4
Foreclosed asset expense, net	188	263	(75)	(28.5)
Loan, collection, and repossession expense	936	681	255	37.4
Merger and conversion costs	220	1,209	(989)	(81.8)
Restructuring charges	907	836	71	8.5
Amortization of other intangible assets	815	227	588	259.0
Other	4,197	1,954	2,243	114.8
Total non-interest expense	$30,958	$19,036	$11,922	62.6%

Non-interest expense totaled $31.0 million in the first quarter of 2015 compared to $19.0 million in the first quarter of 2014. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories were all significantly impacted by the Mergers which added employees, branch and other facilities, and equipment to the Company's expense base. Further, FDIC deposit insurance premiums and intangible asset amortization were impacted by the acquired Yadkin deposit base. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $17.0 million in the first quarter of 2014 to $29.8 million in the first quarter of 2015. Additionally, the Company's operating efficiency ratio improved from 70.1 percent in the first quarter of 2014 to 62.1 percent in the first quarter of 2015 primarily due to the significant scale and operating leverage provided by the Mergers.

Lower merger and conversion costs partially offset higher non-interest expenses in the quarter. These costs included professional fees, severance, technology, rebranding, and branch network expenses necessary to complete the Mergers and related system conversions. Restructuring charges of $907 thousand in the first quarter of 2015 related to severance costs associated with the Company's expense reduction and branch optimization plan which includes the elimination of twenty-five back office positions as well as the planned closing of six branches scheduled to occur in the third quarter of 2015. Restructuring charges of $836 thousand in the first quarter of 2014 related to an earlier branch optimization plan and efforts to streamline the Company's organizational structure in certain back office functions following VantageSouth's acquisition of ECB Bancorp, Inc.

Income Taxes

Income tax expense was $5.8 million in the first quarter of 2015 and $1.7 million in the first quarter of 2014. The Company's effective tax rate improved to 36.3 percent in the first quarter of 2015 from 42.9 percent in the first quarter of 2014. This tax rate improvement was due to higher non-deductible merger expenses in the prior year quarter.

Analysis of Financial Condition

Investment Activities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In general, the primary goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds as prescribed by law and other borrowings; (iii) to provide structures and terms to enable management to properly management interest rate risk on the balance sheet; and (iv) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i), (ii) and (iii). The Company invests in securities as allowable under bank regulations and its investment policy. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued residential and commercial mortgage-backed securities, bank eligible corporate bonds, limited types of mutual funds and equity securities.

The amortized cost and fair value of the available-for-sale securities portfolio was $655.7 million and $658.3 million, respectively, as of March 31, 2015 compared to $674.2 million and $672.4 million, respectively, as of December 31, 2014. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.5 million and $40.6 million, respectively, as of March 31, 2015 compared to $39.6 million and $40.6 million, respectively, as of December 31, 2014. The portfolio declined in the quarter as the Company has used principal cash flows from the securities portfolio to partially fund loan growth. The Company intends to continue reinvesting cash flows from the portfolio into loans throughout 2015.

Marketable investment securities accounted for as available for sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of March 31, 2015 consisted of U.S. government-sponsored enterprise ("GSE") obligations, securities guaranteed by the U.S. Small Business Administration ("SBA"), mortgage-backed securities issued by GSEs, investment grade corporate bonds, investment grade non-agency residential mortgage-backed securities, investment grade non-agency commercial mortgage-backed securities, investment grade non-taxable municipal bonds, and equity securities of certain financial institutions. As of March 31, 2015 and December 31, 2014, the available-for-sale securities portfolio had $4.6 million and $2.8 million, respectively, of unrealized gains and $2.0 million and $4.6 million, respectively, of unrealized losses.

The securities in an unrealized loss position as of March 31, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of March 31, 2015.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$14,922	$15,035	$14,914	$14,944
SBA-guaranteed securities	58,566	58,345	60,408	60,120
Mortgage-backed securities issued by GSE	413,433	414,436	428,076	425,283
Corporate bonds	118,983	120,255	118,799	119,912
Non-agency RMBS	4,535	4,517	4,961	4,963
Non-agency CMBS	3,552	3,548	3,576	3,578
Municipal bonds	38,682	39,131	39,907	40,258
Other debt securities	245	245	498	498
Equity securities	2,819	2,811	3,017	2,865
Total securities available for sale	$655,737	$658,323	$674,156	$672,421

Securities held to maturity:
Municipal bonds	$39,511	$40,607	$39,620	$40,586

The following table summarizes the amortized cost of debt securities in the investment portfolio as of March 31, 2015, segregated by major category with ranges of maturities(1) and average yields(2).

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$—	—%	$15,035	1.09%	$—	—%	$—	—%	$15,035	1.09%
SBA-guaranteed securities	—	—%	7,485	1.39%	50,860	1.41%	—	—%	58,345	1.41%
Mortgage-backed securities issued by GSE	3,664	3.30%	181,068	2.12%	206,315	2.44%	23,389	3.23%	414,436	2.35%
Corporate bonds	25,466	2.71%	76,570	1.92%	13,630	3.20%	4,589	3.06%	120,255	2.28%
Non-agency RMBS	—	—%	—	—%	96	5.49%	4,421	4.76%	4,517	4.78%
Non-agency CMBS	3,548	1.87%	—	—%	—	—%	—	—%	3,548	1.87%
Municipal bonds	7,070	2.15%	27,153	3.10%	4,130	2.92%	778	5.97%	39,131	2.97%
Other debt securities	245	0.50%	—	—%	—	—%	—	—%	245	0.50%
Total debt securities available for sale	$39,993	2.57%	$307,311	2.09%	$275,031	2.29%	$33,177	3.48%	$655,512	2.27%

Securities held to maturity:
Municipal bonds	$—	—%	$25,981	3.86%	$9,903	3.89%	$3,627	5.77%	$39,511	4.04%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

(2)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

As of March 31, 2015, the weighted average life of the Company's debt securities was 5.1 years, and the weighted average effective duration was 3.1 years.

The Company also owned $20.3 million and $19.5 million of FHLB stock as of March 31, 2015 and December 31, 2014, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $2.91 billion as of March 31, 2015, which was an increase of $15.6 million since December 31, 2014, a 2.2 percent annual growth rate. The composition of the Company’s loan portfolio as of March 31, 2015 was as follows: 47.2 percent in commercial real estate loans, 15.8 percent in commercial and industrial loans, 13.2 percent in commercial construction and land development loans, 12.2 percent in residential real estate loans, 1.0 percent in consumer construction and land development loans, 9.4 percent in home equity loans and lines of credit, and 1.2 percent in consumer loans. The composition of the loan portfolio as of December 31, 2014 was as follows: 46.8 percent in commercial real estate loans, 16.2 percent in commercial and industrial loans, 12.8 percent in commercial construction and land development loans, 12.4 percent in residential real estate loans, 1.0 percent in consumer construction and land development loans, 9.5 percent in home equity loans and lines of credit, and 1.3 percent in consumer loans.

For each acquired loan portfolio, the Company made fair value adjustments by projecting expected future principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on market rates for similar loans at the time of initial recognition. Because acquired loans are marked to fair value and the legacy allowance for loan losses is eliminated at acquisition, the Company believes an analysis of the loan portfolio carrying value and unpaid borrower principal balances ("UPB") is useful in evaluating the portfolio.

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	March 31, 2015			December 31, 2014
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$1,394,082	$1,375,771	98.7%	$1,374,729	$1,355,536	98.6%
Commercial and industrial	464,432	459,121	98.9%	474,950	468,848	98.7%
Construction and development	390,935	384,210	98.3%	378,477	370,807	98.0%
Consumer:
Residential real estate	360,022	354,362	98.4%	366,264	360,249	98.4%
Construction and development	30,740	30,177	98.2%	30,661	30,061	98.0%
Home equity	288,320	275,090	95.4%	290,630	276,662	95.2%
Consumer	37,085	35,771	96.5%	38,545	36,874	95.7%
Total	$2,965,616	$2,914,502	98.3%	$2,954,256	$2,899,037	98.1%

Acquired loan balances decreased from $2.21 billion as of December 31, 2014 to $2.17 billion as of March 31, 2015, while non-acquired loans increased from $685.3 million as of December 31, 2014 to $748.2 million as of March 31, 2015.
The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	March 31, 2015
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$76,972	$24,305	$24,484	$26,274	$4,995	$93	$7,476	$164,599
1-5 years	734,433	131,870	73,450	142,894	20,489	2,564	21,948	1,127,648
After 5 years	193,693	17,726	24,297	48,891	3,602	2,477	1,682	292,368
Total	1,005,098	173,901	122,231	218,059	29,086	5,134	31,106	1,584,615
Variable Rate: (1)
1 year or less	98,997	155,660	162,601	11,411	831	9,328	3,938	442,766
1-5 years	207,480	62,538	80,235	17,477	260	48,999	540	417,529
After 5 years	64,196	67,022	19,143	107,415	—	211,629	187	469,592
Total	370,673	285,220	261,979	136,303	1,091	269,956	4,665	1,329,887
Total loans	$1,375,771	$459,121	$384,210	$354,362	$30,177	$275,090	$35,771	$2,914,502

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of March 31, 2015 totaled $189.6 million, of which $188.9 million were grouped into pools and $710 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2014 totaled $206.1 million, of which $205.4 million were grouped into pools and $712 thousand were accounted for on an individual loan basis.

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

Nonperforming loans as a percentage of total loans was 1.29 percent as of March 31, 2015 compared to 0.92 percent as of December 31, 2014 and 1.51 percent as of March 31, 2014. Total nonperforming assets as a percentage of total assets was 1.17 percent as of March 31, 2015 compared to 0.93 percent as of December 31, 2014 and 1.44 percent as of March 31, 2014. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2015	December 31, 2014

Nonaccrual loans	$26,841	$17,949
Accruing loans past due 90 days or more (1)	10,789	8,810
Foreclosed assets	12,427	12,891
Total nonperforming assets	$50,057	$39,650

Restructured loans not included above	$2,043	$3,948
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$18,183	1.32%	$9,268	0.68%
Commercial and industrial	5,463	1.19	6,224	1.33
Construction and development	4,790	1.25	3,843	1.04
Consumer:
Residential real estate	6,001	1.69	4,891	1.36
Construction and development	597	1.98	372	1.24
Home equity	2,295	0.83	1,909	0.69
Consumer	301	0.84	252	0.68
Total nonperforming loans	$37,630	1.29%	$26,759	0.92%

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

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of historic loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. As of March 31, 2015, the Company used a trailing 3.75-year historical net charge-off rates in combination with the qualitative factors to determine appropriate loss rates for each identified risk category. The Company had previously been utilizing a 3-year historical loan loss period to calculate its historical charge-off rates but modified its approach in the third quarter of 2014 to freeze the earliest quarter in the look-back period (Q3 2011). The purpose of this change was to reflect the appropriate historical charge-off rate for the current credit cycle in the ALLL model. Therefore, one quarter will be added to the historical look-back period until the model reaches 4 full years of historical losses.

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

The following table presents the allocation of the ALLL for the periods presented.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$2,954	35.66%	$2,796	35.77%
Commercial and industrial	1,336	16.13	1,274	16.30
Construction and development	1,732	20.91	1,885	24.11
Consumer:
Residential real estate	1,251	15.10	1,783	22.81
Construction and development	213	2.57	—	—
Home equity	706	8.52	—	—
Consumer	92	1.11	79	1.01
Total allowance for loan losses	$8,284	100.00%	$7,817	100.00%

The following table summarizes changes in the ALLL for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2015	2014

ALLL, beginning of period	$7,817	$7,043
Charge-offs:
Commercial:
Commercial real estate	99	242
Commercial and industrial	369	241
Construction and development	16	196
Consumer:
Residential real estate	10	196
Home equity	135	188
Consumer	136	96
Total charge-offs	765	1,159
Recoveries:
Commercial:
Commercial real estate	5	4
Commercial and industrial	136	5
Construction and development	5	—
Consumer:
Residential real estate	24	11
Home equity	41	12
Consumer	33	7
Total recoveries	271	39
Net charge-offs	494	1,120
Provision for loan losses	961	1,290
ALLL, end of period	$8,284	$7,213

Net charge-offs to average loans (annualized)	0.07%	0.32%

The ALLL to total loans ratio was 0.28 percent as of March 31, 2015 compared to 0.27 percent as of December 31, 2014. The adjusted ALLL, which includes the ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 2.17 percent of total loans as of December 31, 2014 to 2.04 percent of total loans as of March 31, 2015. The reduction in adjusted ALLL resulted primarily from lower loss rates used in the ALLL model due to improvement in charge-off levels and continued accretion of fair value adjustments. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	March 31, 2015	December 31, 2014

Allowance for loan losses (GAAP)	$8,284	$7,817
Net acquisition accounting fair value discounts to loans	51,125	55,166
Adjusted allowance for loan losses	$59,409	$62,983
Loans	$2,913,859	$2,898,266
Adjusted allowance for loan losses to loans (Non-GAAP)	2.04%	2.17%

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2015, brokered deposits represented approximately 8.6 percent of total deposits.

Total deposits as of March 31, 2015 were $3.21 billion, which was a decrease of $38.2 million from December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had outstanding time deposits under $100 thousand of $535.3 million and $415.0 million, respectively, and time deposits over $100 thousand of $535.7 million and $677.8 million, respectively.

The composition of the deposit portfolio, by category, as of March 31, 2015 was as follows: 33.4 percent in time deposits, 31.5 percent in money market and savings, 20.4 percent in non-interest bearing demand deposits, and 14.7 percent in interest-bearing demand deposits. The composition of the deposit portfolio, by category, as of December 31, 2014 was as follows: 33.6 percent in time deposits, 30.9 percent in money market and savings, 21.0 percent in non-interest bearing demand deposits, and 14.5 percent in interest-bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$657,702	20.41%	—%	$232,807	13.81%	—%
Interest-bearing demand	470,919	14.62	0.14	348,050	20.63	0.21
Money market and savings	1,003,156	31.14	0.29	475,698	28.19	0.30
Time deposits	1,089,950	33.83	0.75	630,727	37.37	0.73
Total average deposits	$3,221,727	100.00	0.36	$1,687,282	100.00	0.40

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.36 percent in the first quarter of 2015 compared to 0.40 percent in the first quarter of 2014 due to changes in deposit mix and lower deposit interest rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $325.5 million and $250.5 million as of March 31, 2015 and December 31, 2014, respectively, and consisted of FHLB advances maturing within twelve months. The balance of short-term FHLB advances increased during the quarter to partially fund loan growth and to compensate for the decline in deposit balances. The Company also shifted some its maturities from long-term to short-term as the duration on the investment portfolio continues to decrease and as the mix of loans in the pipeline continue to be weighted towards variable rate lending.

Long-term debt totaled $137.2 million as of March 31, 2015, which was a decrease from $180.2 million as of December 31, 2014. The Company had outstanding long-term FHLB advances of $61.6 million and $104.7 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, long-term debt included $7.1 million in a subordinated term loan due in 2018 as well as $38.1 million in fixed rate subordinated notes due in 2023. As of March 31, 2015, long-term debt also included a total of $24.6 million in junior subordinated debentures issued to various unconsolidated trusts which were formed to issue trust preferred securities. This amount grew from a balance of $24.4 million as of December 31, 2014 due to accretion of fair value discounts related to the trust preferred securities. Capital lease obligations, which are included in long-term debt, totaled $5.9 million and $6.0 million as of March 31, 2015 and December 31, 2014, respectively.

Shareholders’ Equity

Total shareholders’ equity was $567.8 million as of March 31, 2015, which was an increase of $10.0 million from December 31, 2014. This increase was primarily due to net income of $10.3 million and other comprehensive income of $216 thousand. Dividends on preferred stock of $639 thousand reduced shareholders' equity.

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

Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Bank. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases. The primary uses of liquidity at the holding company are preferred stock dividends, debt payments on its subordinated debt and TRUPs, and operating expenses. The primary sources of liquidity at the holding company are dividend distributions from the Bank. In addition, on July 2, 2014, the holding company entered into a loan agreement with a correspondent bank providing for a revolving loan of up to an aggregate principal amount of $10.0 million. Borrowings under the loan agreement accrue interest at LIBOR plus 4.0 percent. The loan agreement will expire on July 1, 2015. However, the Company may extend the maturity date by twelve months so long as it is not in default under the loan agreement. The obligations of the loan agreement are secured by, among other things, a pledge of all of the capital stock of the Bank.

As of March 31, 2015, the Company's liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold, and investment securities available for sale) totaled $766.8 million, which represented 18 percent of total assets and 24 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $391.7 million as of March 31, 2015. As of March 31, 2015, outstanding commitments for undisbursed lines of credit and letters of credit totaled $708.5 million, standby letters of credit issued by the FHLB on the Bank's behalf totaled $10.0 million, and outstanding capital commitments to a private investment fund were $2.8 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $3.47 billion, or 81 percent, of total assets as of March 31, 2015 compared to $3.50 billion, or 82 percent, of total assets as of December 31, 2014.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2015
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$583,907	$261,979	$225,080	$4	$1,070,970
Short-term borrowings	325,500	—	—	—	325,500
Long-term debt	—	61,362	13,002	62,835	137,199
Operating leases	4,077	6,471	4,525	5,117	20,190
Capital leases	565	1,155	1,195	6,468	9,383
Total contractual obligations	$914,049	$330,967	$243,802	$74,424	$1,563,242

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

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies. The Basel III Rules, which became effective for both the Company and the Bank on January 1, 2015, include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from current rules). The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios.

The Company's and the Bank’s capital amounts and ratios as of March 31, 2015 are presented in the table below.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$439,164	12.25%	$286,759	8.00%	N/A	N/A
Tier 1 risk-based capital	388,095	10.83%	215,070	6.00%	N/A	N/A
Common equity Tier 1	363,600	10.14%	161,302	4.50%	N/A	N/A
Tier 1 leverage capital	388,095	9.60%	161,734	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$441,550	12.34%	$286,357	8.00%	$357,947	10.00%
Tier 1 risk-based capital	428,531	11.97%	214,768	6.00%	286,357	8.00%
Common equity Tier 1	428,531	11.97%	161,076	4.50%	232,665	6.50%
Tier 1 leverage capital	428,531	10.59%	161,822	4.00%	202,277	5.00%

The Company has received approval from the Federal Reserve Bank of Richmond to redeem the $28.4 million of outstanding preferred stock that had originally been issued to the U.S. Treasury in connection with its TARP Capital Purchase Program. The redemption is expected to occur on or around May 13, 2015.

The Company's tangible book value per common share was $11.78 as of March 31, 2015, which was an increase from $11.44 as of December 31, 2014. Tangible common equity to tangible assets increased to 9.08 percent as of March 31, 2015 from 8.82 percent as of December 31, 2014. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are both non-GAAP financial metrics.

(Dollars in thousands)	March 31, 2015	December 31, 2014

Total shareholders' equity	$567,819	$557,802
Less: Preferred stock	28,405	28,405
Less: Goodwill and other intangible assets, net	166,945	167,760
Tangible common equity	$372,469	$361,637
Common shares outstanding	31,609,021	31,599,150
Tangible book value per share	$11.78	$11.44

Total assets	$4,267,353	$4,266,309
Less: Goodwill and other intangible assets, net	166,945	167,760
Tangible assets	$4,100,408	$4,098,549
Tangible common equity to tangible assets	9.08%	8.82%

Forward-Looking Information

This periodic report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future. Risks and other factors that could influence the estimates include risks associated with any change in management, strategic direction, business plan, or operations, our management’s ability to successfully integrate the Company’s business and execute its business plan across new and diverse markets in North Carolina, South Carolina and elsewhere, greater than expected costs or difficulties related to the integration of acquired companies, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, particularly in light of continued economic uncertainty in the European Union, continued political unrest and instability in the Middle East; changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation, including, but not limited to recent proposals that would change capital standards and asset risk-weighting for financial institutions. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation previous Annual Reports on Form 10-K of the Company and of predecessor companies. The forward-looking statements in this document speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

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

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty-four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve-month NII projections are then developed using the same balance sheet but with the new yield curves, and these results are compared to the base scenario. The Company also performs yield curve twist scenarios to evaluate potential NII at risk under different scenarios such as a flattening yield curve, a steepening curve, and others that management deems appropriate.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2015.

	March 31, 2015
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	11.10%	5.76%
+ 3.0%	7.84	4.57
+ 2.0%	4.08	3.42
+ 1.0%	0.97	1.91
No change	—	—
- 1.0%	(1.99)	(3.98)

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

YADKIN FINANCIAL CORPORATION

Date:	May 8, 2015	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	May 8, 2015	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer