Form 10-Q
period 2015-06-30
YADKIN FINANCIAL Corp
filed 2015-08-07
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended June 30, 2015

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 31,056,904 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of August 6, 2015.

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of June 30, 2015 and December 31, 2014

(Dollars in thousands, except share data)	June 30, 2015	December 31, 2014*
Assets
Cash and due from banks	$65,620	$65,312
Interest-earning deposits with banks	57,141	66,548
Federal funds sold	200	505
Investment securities available for sale, at fair value	649,015	672,421
Investment securities held to maturity	39,402	39,620
Loans held for sale	38,622	20,205
Loans	2,955,771	2,898,266
Allowance for loan losses	(8,358)	(7,817)
Net loans	2,947,413	2,890,449
Purchased accounts receivable	69,933	44,821
Federal Home Loan Bank stock, at cost	21,976	19,499
Premises and equipment, net	77,513	80,379
Bank-owned life insurance	77,927	76,990
Foreclosed assets	13,547	12,891
Deferred tax asset, net	62,179	73,059
Goodwill	152,152	152,152
Other intangible assets, net	15,085	16,677
Accrued interest receivable and other assets	39,327	36,506
Total assets	$4,327,052	$4,268,034

Liabilities
Deposits:
Non-interest demand	$697,653	$680,387
Interest-bearing demand	475,597	469,898
Money market and savings	991,982	1,004,796
Time	1,077,862	1,092,283
Total deposits	3,243,094	3,247,364
Short-term borrowings	355,500	250,500
Long-term debt	147,265	180,164
Accrued interest payable and other liabilities	33,077	32,204
Total liabilities	3,778,936	3,710,232

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 0 and 28,405 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	28,405
Common stock, $1.00 par value, 75,000,000 shares authorized; 31,712,021 and 31,599,150 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	31,712	31,599
Common stock warrants	717	717
Additional paid-in capital	492,151	492,014
Retained earnings	27,481	7,311
Accumulated other comprehensive loss	(3,945)	(2,244)
Total shareholders' equity	548,116	557,802
Total liabilities and shareholders' equity	$4,327,052	$4,268,034

See accompanying Notes to Consolidated Financial Statements.

*	Derived from the audited consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Loans	$40,404	$19,817	$80,200	$39,786
Investment securities	3,786	1,992	7,782	3,977
Federal funds sold and interest-earning deposits	45	26	95	52
Total interest income	44,235	21,835	88,077	43,815
Interest expense
Deposits	3,073	1,657	5,962	3,316
Short-term borrowings	331	96	620	174
Long-term debt	1,504	1,029	2,992	2,060
Total interest expense	4,908	2,782	9,574	5,550
Net interest income	39,327	19,053	78,503	38,265
Provision for loan losses	994	464	1,955	1,754
Net interest income after provision for loan losses	38,333	18,589	76,548	36,511
Non-interest income
Service charges and fees on deposit accounts	3,495	1,488	6,748	2,803
Government-guaranteed lending	3,677	2,120	6,550	4,461
Mortgage banking	1,633	530	2,955	848
Bank-owned life insurance	465	389	937	695
Gain on sales of available for sale securities	84	218	85	218
Other	1,446	519	2,364	1,269
Total non-interest income	10,800	5,264	19,639	10,294
Non-interest expense
Salaries and employee benefits	15,391	8,657	30,593	17,755
Occupancy and equipment	4,637	2,547	9,436	5,210
Data processing	1,929	991	3,817	2,021
FDIC deposit insurance premiums	772	365	1,486	755
Professional services	1,407	674	2,499	1,359
Foreclosed asset expenses, net	445	150	633	413
Loan, collection, and repossession expense	850	353	1,786	1,034
Merger and conversion costs	(25)	2,068	195	3,277
Restructuring charges	2,294	93	3,201	929
Amortization of other intangible assets	777	224	1,592	451
Other	3,839	2,017	8,036	3,971
Total non-interest expense	32,316	18,139	63,274	37,175
Income before income taxes	16,817	5,714	32,913	9,630
Income tax expense	6,076	2,504	11,922	4,185
Net income	10,741	3,210	20,991	5,445
Dividends on preferred stock	182	—	821	—
Net income attributable to non-controlling interests	—	1,476	—	2,466
Net income available to common shareholders	$10,559	$1,734	$20,170	$2,979

Net income per common share
Basic	$0.33	$0.19	$0.64	$0.32
Diluted	0.33	0.19	0.64	0.32

Weighted average common shares outstanding
Basic	31,609,021	9,219,406	31,607,971	9,219,406
Diluted	31,610,620	9,219,406	31,609,785	9,219,406

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$10,741	$3,210	$20,991	$5,445
Other comprehensive income (loss):
Securities available for sale:
Unrealized net gains (losses) on available for sale securities	(6,518)	4,067	(2,196)	7,380
Tax effect	2,502	(1,566)	954	(2,845)
Reclassification of gains on sales of securities	(84)	(218)	(85)	(218)
Tax effect	32	84	33	84
Net of tax amount	(4,068)	2,367	(1,294)	4,401
Cash flow hedges:
Unrealized net gains (losses) on cash flow hedges	3,493	(1,292)	(670)	(2,241)
Tax effect	(1,347)	498	258	864
Reclassification of amounts into interest expense from termination of interest rate swaps	8	—	8	—
Tax effect	(3)	—	(3)	—
Net of tax amount	2,151	(794)	(407)	(1,377)
Total other comprehensive income (loss)	(1,917)	1,573	(1,701)	3,024
Comprehensive income	$8,824	$4,783	$19,290	$8,469

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance at December 31, 2013	—	$—	9,219,406	$9,219	$—	$144,964	$(10,658)	$(2,725)	$140,800	$97,259	$238,059
Net income	—	—	—	—	—	—	2,979	—	2,979	2,466	5,445
Other comprehensive income	—	—	—	—	—	—	—	1,958	1,958	1,066	3,024
Stock-based compensation	—	—	—	—	—	206	—	—	206	111	317
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	138	138
Issuance of subsidiary common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Dividends paid on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(314)	(314)
Repurchase of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Repurchase of subsidiary common stock warrants	—	—	—	—	—	—	—	—	—	(2,552)	(2,552)
Balance as of June 30, 2014	—	$—	9,219,406	$9,219	$—	$146,471	$(7,679)	$(670)	$147,341	$98,393	$245,734

Balance as of December 31, 2014	28,405	$28,405	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802	$—	$557,802
Net income	—	—	—	—	—	—	20,991	—	20,991	—	20,991
Other comprehensive loss	—	—	—	—	—	—	—	(1,701)	(1,701)	—	(1,701)
Restricted stock grants	—	—	103,000	103	—	(103)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	130	—	—	130	—	130
Stock options exercised	—	—	9,871	10	—	110	—	—	120	—	120
Redemption of preferred stock	(28,405)	(28,405)	—	—	—	—	—	—	(28,405)	—	(28,405)
Dividends paid on preferred stock	—	—	—	—	—	—	(821)	—	(821)	—	(821)
Balance as of June 30, 2015	—	$—	31,712,021	$31,712	$717	$492,151	$27,481	$(3,945)	$548,116	$—	$548,116

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$20,991	$5,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	130	317
Provision for loan losses	1,955	1,754
Accretion of acquisition discount on purchased loans	(13,145)	(10,035)
Depreciation	3,109	1,569
Amortization of core deposit intangible	1,592	451
Amortization of acquisition premium on time deposits	(1,874)	(1,168)
Net accretion of acquisition discount on long-term debt	232	(18)
(Gain) loss on mortgage loan commitments	(141)	58
Gain on sales of loans held for sale	(8,718)	(4,998)
Originations of loans held for sale	(140,721)	(67,117)
Proceeds from sales of loans held for sale	131,022	70,120
Increase in cash surrender value of bank-owned life insurance	(937)	(695)
Deferred income taxes	11,922	4,185
Gain on sales of available for sale securities	(85)	(218)
Net amortization of premiums on available for sale securities	2,917	1,229
Net (gain) loss on disposal of foreclosed assets	(210)	12
Valuation adjustments on foreclosed assets	605	105
Gain on sales of loans held for investment	—	(954)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(138)	730
Increase in other assets	(2,952)	(2,156)
Increase in accrued interest payable	23	271
Increase in other liabilities	850	81
Net cash (used in) provided by operating activities	6,427	(1,032)
Cash flows from investing activities
Purchases of investment securities available for sale	(40,897)	(12,042)
Purchases of investment securities held to maturity	—	(3,119)
Proceeds from maturities and repayments of investment securities available for sale	40,187	16,833
Proceeds from call of investment securities held to maturity	—	500
Proceeds from sales of investment securities available for sale	19,169	11,256
Loan originations and principal collections, net	(49,556)	26,140
Proceeds from sales of loans	—	1,159
Purchases of trade accounts receivable, net	(25,112)	(25,812)
Purchases of premises and equipment	(935)	(906)
Disposals of premises and equipment	692	1,240
Proceeds from disposal of foreclosed assets	2,731	3,103
Purchases and redemptions of Federal Home Loan Bank stock, net	(2,477)	(21)
Purchase of bank-owned life insurance	—	(15,000)
Net cash (used in) provided by investing activities	(56,198)	3,331

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from financing activities
Net (decrease) increase in deposits	(2,396)	1,898
Proceeds from issuance of short-term borrowings, net	37,000	11,000
Proceeds from issuance (repayment) of long-term debt, net	34,869	30
Proceeds from exercise of stock options	120	138
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	44,466
Repurchase of subsidiary preferred stock	—	(42,849)
Repurchase of subsidiary common stock warrants	—	(2,552)
Repurchase of preferred stock	(28,405)	—
Dividends paid on subsidiary preferred stock	—	(314)
Dividends paid on preferred stock	(821)	—
Net cash provided by financing activities	40,367	11,817
Net change in cash and cash equivalents	(9,404)	14,116
Cash and cash equivalents, beginning of period	132,365	100,779
Cash and cash equivalents, end of period	$122,961	$114,895

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$11,071	$6,464
Income taxes	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$3,782	$2,488
Change in fair value of securities available for sale, net of tax	(1,294)	4,401
Change in fair value of cash flow hedge, net of tax	(407)	(1,377)

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Recently Adopted and Issued Accounting Standards

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07:  Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (a Consensus of the Emerging Issues Task Force). The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03:  Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015 and are to be applied retrospectively. As of June 30, 2015, the Company had $626 of debt issuance costs that were included in other assets. These costs will be reclassified to reduce the carrying amount of the related debt liability on the effective date.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in ASU 2014-14 require a reporting entity to de-recognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments in ASU No. 2014-14 were effective for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-14 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU No. 2014-09 provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU No. 2014-09 are effective for periods beginning after December 15, 2017. Early adoption is allowed. Adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 were effective for periods beginning after December 15, 2014. Adoption of ASU 2014-01 did not have a material impact on the Company’s financial position or results of operations.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Weighted average number of common shares	31,609,021	9,219,406	31,607,971	9,219,406
Effect of dilutive stock options and warrants	1,599	—	1,814	—
Weighted average number of common shares and dilutive potential common shares	31,610,620	9,219,406	31,609,785	9,219,406

Anti-dilutive stock options	37,279	—	37,279	—
Anti-dilutive stock warrants	91,178	—	91,178	—

NOTE C – MERGERS AND ACQUISITIONS

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed the Mergers with VantageSouth and Piedmont pursuant to the Merger Agreement. At closing, VantageSouth and Piedmont merged with and into Yadkin, with Yadkin continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of Yadkin for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of Yadkin; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

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

At the time of the Mergers, 28,405 shares of Yadkin's Series T and T-ACB Preferred Stock were assumed by the Company. The Series T and T-ACB Preferred Stock rank equally and have identical terms. They have no maturity date and pay cumulative dividends of 9.0 percent annually. The Company redeemed the Series T and T-ACB Preferred Stock in the second quarter of 2015.

Yadkin issued 17.3 million shares of voting common stock in connection with the Mergers, which represented approximately 55 percent of the voting interests in the Company at the time of the Mergers. Guidance in FASB ASC 805-40-30-2 explains that the purchase price in a reverse merger is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same equity interest in the combined entity that results from the reverse acquisition. The first step in estimating the purchase price in the Mergers is to determine the ownership of the combined institution following the Mergers. The table below summarizes, for each shareholder group immediately prior to the Mergers, the ownership of Yadkin common stock immediately following the Mergers as well as the market capitalization of the combined institution using Yadkin’s stock price at the time of the Mergers.

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

	As Reported by Yadkin at July 4, 2014	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at July 4, 2014
Assets:
Cash and cash equivalents	$36,116	$—		$—		$36,116
Investment securities available for sale	259,143	(1,488)	(a)	—		257,655
Loans held for sale	15,696	—	(b)	—		15,696
Loans, net	1,403,419	(30,740)		—		1,372,679
Federal Home Loan Bank stock, at cost	3,778	—		—		3,778
Premises and equipment	40,204	(2,344)	(c)	—		37,860
Bank-owned life insurance	27,306	—		—		27,306
Foreclosed assets	2,271	(601)	(d)	—		1,670
Deferred tax asset, net	16,955	5,939	(e)	1,197	(p)	24,091
Goodwill	—	124,172	(f)	1,727	(n)	125,899
Other intangible assets	1,665	10,965	(g)	321	(o)	12,951
Accrued interest receivable and other assets	16,330	(2,229)	(h)	—		14,101
Total assets	1,822,883	103,674		3,245		1,929,802
Liabilities:
Deposits	1,509,581	5,019	(i)	—		1,514,600
Short-term borrowings	72,879	—		—		72,879
Long-term debt	38,217	(15,486)	(j)	—		22,731
Accrued interest payable and other liabilities	8,448	(338)	(k)	3,245	(q)	11,355
Total liabilities	1,629,125	(10,805)		3,245		1,621,565
Net assets acquired	193,758	114,479		—		308,237
Other equity interests:
Preferred stock	28,405	—	(l)	—		28,405
Common stock warrants	1,850	(1,133)	(m)	—		717
Total other equity interests	30,255	(1,133)		—		29,122
Purchase price						$279,115

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflects the elimination of Yadkin's historical allowance for loan losses of $16,449 and the recording of a fair value discount of $47,189 on the loan portfolio. The fair value discount was calculated by forecasting cash flows over the expected remaining life of each loan and discounting those cash flows to present value using current market rates for similar loans. Forecasted cash flows include an estimate of lifetime credit losses on the loan portfolio.
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
(q) Amount reflects the adjustment of change in control obligations existing under various employment agreements that were triggered by the Mergers, an increase in reserves for unfunded letters of credit, and additional accruals for certain legal matters and other liabilities.

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

	Three months ended June 30, 2014	Six months ended June 30, 2014

Net interest income	$38,537	$77,622

Net income	10,059	19,011

Net income available to common shareholders	9,451	17,844

Basic income per common share	0.30	0.58

Diluted income per common share	0.30	0.57

Weighted average basic common shares outstanding	31,486,304	30,985,323

Weighted average diluted common shares outstanding	31,642,902	31,135,613

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$19,930	$101	$—	$20,031
SBA-guaranteed securities	55,417	156	260	55,313
Mortgage-backed securities issued by GSE	398,769	1,089	5,679	394,179
Corporate bonds	129,775	963	358	130,380
Non-agency RMBS	4,240	77	10	4,307
Non-agency CMBS	3,528	—	9	3,519
Municipal bonds	38,746	289	7	39,028
Other debt securities	245	—	—	245
Equity securities	2,381	12	380	2,013
Total securities available for sale	$653,031	$2,687	$6,703	$649,015

Securities held to maturity:
Municipal bonds	$39,402	$602	$27	$39,977

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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Securities available for sale:
SBA-guaranteed securities	$3,471	$5	$32,214	$255	$35,685	$260
Mortgage-backed securities issued by GSE	132,048	1,891	119,173	3,788	251,221	5,679
Corporate bonds	31,008	250	3,721	108	34,729	358
Non-agency RMBS	1,081	10	—	—	1,081	10
Non-agency CMBS	3,519	9	—	—	3,519	9
Municipal bonds	5,153	7	—	—	5,153	7
Equity securities	1,800	380	—	—	1,800	380
Total temporarily impaired AFS securities	$178,080	$2,552	$155,108	$4,151	$333,188	$6,703

Securities held to maturity:
Municipal bonds	$3,635	$27	$—	$—	$3,635	$27

December 31, 2014
Securities available for sale:
SBA-guaranteed securities	$94	$1	$41,950	$371	$42,044	$372
Mortgage-backed securities issued by GSE	152,186	1,117	149,746	2,762	301,932	3,879
Corporate bonds	18,123	64	3,767	84	21,890	148
Non-agency RMBS	1,318	1	—	—	1,318	1
Municipal bonds	1,953	4	—	—	1,953	4
Equity securities	2,711	153	—	—	2,711	153
Total temporarily impaired AFS securities	$176,385	$1,340	$195,463	$3,217	$371,848	$4,557

The table below summarizes the number of investment securities in an unrealized loss position.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014

Securities available for sale:
SBA-guaranteed securities	16	19
Mortgage-backed securities issued by GSE	69	76
Corporate bonds	9	5
Non-agency RMBS	2	1
Non-agency CMBS	1	—
Municipal bonds	9	6
Equity securities	2	4
Total number of AFS securities in an unrealized loss position	108	111
Securities held to maturity:
Municipal bonds	2	—
Total number of investment securities in an unrealized loss position	110	111

As of June 30, 2015, 54 securities had been in an unrealized loss position for more than a twelve month period. The Company had $108 thousand in gross unrealized losses on one corporate bond that had been in an unrealized loss position for more than twelve months as of June 30, 2015. This was the only security in a loss position for this period of time that was not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for this corporate issuer, the Company does not believe the unrealized loss on this bond was due to credit events.

The securities in an unrealized loss position as of June 30, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of June 30, 2015 and December 31, 2014, investment securities with carrying values of $291,308 and $314,184, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$72,634	$73,131	$30,365	$30,536
Due after one year through five years	335,941	334,806	294,557	295,252
Due after five years through ten years	200,386	197,749	313,733	311,313
Due after ten years	41,689	41,316	32,484	32,455
Equity securities	2,381	2,013	3,017	2,865
	$653,031	$649,015	$674,156	$672,421
Securities held to maturity:
Due after one year through five years	$27,215	$27,617	$20,177	$20,747
Due after five years through ten years	8,540	8,638	15,836	16,092
Due after ten years	3,647	3,722	3,607	3,747
	$39,402	$39,977	$39,620	$40,586

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes securities gains for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Gross gains on sales of securities available for sale	$84	$218	$85	$218
Gross losses on sales of securities available for sale	—	—	—	—
Total securities gains	$84	$218	$85	$218

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	June 30, 2015	December 31, 2014
Commercial:
Commercial real estate	$1,430,343	$1,355,536
Commercial and industrial	503,200	468,848
Construction and development	321,282	370,807
Consumer:
Residential real estate	357,616	360,249
Construction and development	32,309	30,061
Home equity	276,687	276,662
Other consumer	35,225	36,874
Gross loans	2,956,662	2,899,037
Less:
Deferred loan fees	(891)	(771)
Allowance for loan losses	(8,358)	(7,817)
Net loans	$2,947,413	$2,890,449

As of June 30, 2015 and December 31, 2014, loans with a recorded investment of $917,199 and $828,365, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$26,364	$23,415	$25,181	$25,349
Accretion of income	(3,290)	(2,971)	(6,918)	(6,048)
Reclassifications from nonaccretable difference	2,501	324	4,055	2,474
Other, net	(1,475)	(559)	1,782	(1,566)
Balance, end of period	$24,100	$20,209	$24,100	$20,209

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $190,517 and $228,956 as of June 30, 2015 and December 31, 2014, respectively.

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

Yadkin Merger July 4, 2014

Contractually required payments	$1,502,793
Fair value of acquired loans at acquisition	1,292,020
Contractual cash flows not expected to be collected	36,219

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended June 30, 2015
Beginning balance	$2,954	$1,336	$1,732	$1,251	$213	$706	$92	$8,284
Charge-offs	(157)	(602)	(51)	(120)	—	(183)	(112)	(1,225)
Recoveries	7	114	5	28	—	113	38	305
Provision for loan losses	333	1,112	(1,021)	168	56	139	207	994
Ending balance	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358

Six months ended June 30, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(256)	(971)	(67)	(130)	—	(318)	(248)	(1,990)
Recoveries	12	250	10	52	27	154	71	576
Provision for loan losses	585	1,407	(969)	168	48	393	323	1,955
Ending balance	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358

Three months ended June 30, 2014
Beginning balance	$2,280	$782	$1,610	$1,726	$214	$503	$98	$7,213
Charge-offs	—	(205)	—	(11)	—	(83)	(36)	(335)
Recoveries	1	23	2	13	—	64	6	109
Provision for loan losses	272	278	(219)	58	(33)	77	31	464
Ending balance	$2,553	$878	$1,393	$1,786	$181	$561	$99	$7,451

Six months ended June 30, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(242)	(446)	(196)	(207)	—	(271)	(132)	(1,494)
Recoveries	5	28	2	24	—	76	13	148
Provision for loan losses	371	491	187	296	(6)	280	135	1,754
Ending balance	$2,553	$878	$1,393	$1,786	$181	$561	$99	$7,451

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	June 30, 2015
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$183	$160	$—	$207	$—	$—	$—	$550
Collectively evaluated for impairment	2,565	1,776	644	345	269	685	166	6,450
Purchased credit-impaired	389	24	21	775	—	90	59	1,358
Total	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358

Loans:
Ending balance:
Individually evaluated for impairment	$11,760	$3,105	$179	$3,112	$—	$20	$—	$18,176
Collectively evaluated for impairment	1,319,303	484,647	300,586	326,298	30,884	272,610	34,727	2,769,055
Purchased credit-impaired	99,280	15,448	20,517	28,206	1,425	4,057	498	169,431
Total	$1,430,343	$503,200	$321,282	$357,616	$32,309	$276,687	$35,225	$2,956,662

	December 31, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$158	$229	$—	$—	$—	$3	$—	$390
Collectively evaluated for impairment	2,177	952	1,590	681	194	456	79	6,129
Purchased credit-impaired	461	93	101	556	—	87	—	1,298
Total	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817

Loans:
Ending balance:
Individually evaluated for impairment	$5,398	$2,343	$910	$928	$—	$406	$—	$9,985
Collectively evaluated for impairment	1,227,597	452,487	337,540	328,693	28,436	271,928	36,244	2,682,925
Purchased credit-impaired	122,541	14,018	32,357	30,628	1,625	4,328	630	206,127
Total	$1,355,536	$468,848	$370,807	$360,249	$30,061	$276,662	$36,874	$2,899,037

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. For loans evaluated collectively for impairment, loans are grouped based on common risk characteristics which include loan type and risk grade. Historical loss rates are calculated based on the historical probability of default ("PD") and loss given default ("LGD") for each loan grouping. PDs represent the likelihood that a loan will default within a one year period of time, and LGDs represent the estimated magnitude of loss the Company will incur if a loan defaults. A loan is considered to be in default if it becomes 90 days or more past due, meets the criteria for nonaccrual status, or incurs a charge-off. Historical loss rates are developed with four years of trailing default and loss data. These historical loss rates are then combined with certain qualitative factors to determine the ALLL reserve rates for each loan grouping. Qualitative factors include consideration of certain internal and external factors, such as loan delinquency levels and trends, loan growth, loan portfolio composition and concentrations, local and national economic conditions, the loan review function, and other factors management deems relevant to the ALLL calculation.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In the second quarter of 2015, the Company enhanced its ALLL methodology by transitioning to the PD/LGD approach to calculating historical loss rates by loan grouping, as previously described. In prior periods, the Company calculated historical loss rates by loan type and then weighted these loss rates across its risk grade scale. Both methods use historical loss rates to calculate reserves on loans evaluated collectively for impairment, but the Company believes the enhanced PD/LGD approach provides a more precise and consistent estimate of loan losses across the risk grade scale based on actual default data. The enhanced ALLL calculation did not have a material impact on the total ALLL as of June 30, 2015 or on the provision for loan losses in the second quarter of 2015, however, the enhanced ALLL methodology did change the allocation of ALLL across certain loan classes, particularly commercial and industrial and construction loans. The Company held other significant inputs into the ALLL model consistent, such as the "lookback" period used to develop historical loss rates, the loan groupings for collective evaluation, and the application of qualitative factors. There were also no changes to the Company's evaluation of individually impaired loans.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015
Non-PCI Loans
Commercial:
Real estate	$1,279,909	$30,909	$20,245	$—	$1,331,063
Commercial and industrial	469,174	12,437	6,141	—	487,752
Construction and development	295,711	3,687	1,311	56	300,765
Consumer:
Residential real estate	315,775	5,410	8,225	—	329,410
Construction and development	29,689	738	457	—	30,884
Home equity	264,090	4,968	3,572	—	272,630
Other consumer	34,121	264	287	55	34,727
Total	$2,688,469	$58,413	$40,238	$111	$2,787,231

PCI Loans
Commercial:
Real estate	$47,966	$35,091	$16,223	$—	$99,280
Commercial and industrial	1,782	11,863	1,803	—	15,448
Construction and development	7,405	6,704	6,408	—	20,517
Consumer:
Residential real estate	10,915	9,288	8,003	—	28,206
Construction and development	376	357	692	—	1,425
Home equity	2,216	171	1,670	—	4,057
Other consumer	434	3	61	—	498
Total	$71,094	$63,477	$34,860	$—	$169,431

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$1,187,938	$32,142	$12,915	$—	$1,232,995
Commercial and industrial	433,093	15,148	6,510	79	454,830
Construction and development	334,213	2,128	2,109	—	338,450
Consumer:
Residential real estate	316,743	4,527	8,351	—	329,621
Construction and development	27,447	735	254	—	28,436
Home equity	264,953	4,238	3,143	—	272,334
Other consumer	35,736	237	269	2	36,244
Total	$2,600,123	$59,155	$33,551	$81	$2,692,910

PCI Loans
Commercial:
Real estate	$57,095	$45,711	$19,735	$—	$122,541
Commercial and industrial	7,408	2,936	3,674	—	14,018
Construction and development	6,857	16,374	9,126	—	32,357
Consumer:
Residential real estate	12,703	8,206	9,719	—	30,628
Construction and development	189	723	713	—	1,625
Home equity	143	2,827	1,358	—	4,328
Other consumer	2	488	140	—	630
Total	$84,397	$77,265	$44,465	$—	$206,127

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
June 30, 2015
Non-PCI Loans
Commercial:
Real estate	$9,280	$5,161	$14,441	$1,316,622	$1,331,063
Commercial and industrial	3,578	2,248	5,826	481,926	487,752
Construction and development	637	725	1,362	299,403	300,765
Consumer:
Residential real estate	5,064	3,320	8,384	321,026	329,410
Construction and development	219	232	451	30,433	30,884
Home equity	6,415	1,116	7,531	265,099	272,630
Other consumer	555	122	677	34,050	34,727
Total	$25,748	$12,924	$38,672	$2,748,559	$2,787,231

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$7,971	$2,383	$10,354	$1,222,641	$1,232,995
Commercial and industrial	5,612	1,707	7,319	447,511	454,830
Construction and development	1,162	369	1,531	336,919	338,450
Consumer:
Residential real estate	4,872	2,210	7,082	322,539	329,621
Construction and development	569	12	581	27,855	28,436
Home equity	3,985	395	4,380	267,954	272,334
Other Consumer	797	70	867	35,377	36,244
Total	$24,968	$7,146	$32,114	$2,660,796	$2,692,910

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	June 30, 2015		December 31, 2014
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$12,567	$—	$5,685	$—
Commercial and industrial	4,789	7	4,594	2
Construction and development	964	—	1,692	—
Consumer:
Residential real estate	4,522	—	3,755	—
Construction and development	413	—	254	—
Home equity	2,130	—	1,721	—
Other consumer	307	—	248	—
Total	$25,692	$7	$17,949	$2

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans. This table excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
June 30, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$948	$10,812	$11,760	$183	$11,796
Commercial and industrial	725	2,380	3,105	160	3,105
Construction and development	—	179	179	—	182
Consumer:
Residential real estate	1,884	1,228	3,112	207	3,128
Home equity	—	20	20	—	20
Total	$3,557	$14,619	$18,176	$550	$18,231

December 31, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$885	$4,513	$5,398	$158	$5,330
Commercial and industrial	525	1,818	2,343	229	2,718
Construction and development	—	910	910	—	1,971
Consumer:
Residential real estate	—	928	928	—	3,863
Home equity	62	344	406	3	1,920
Other consumer	—	—	—	—	—
Total	$1,472	$8,513	$9,985	$390	$15,802

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$11,253	$5	$5,865	$38	$8,579	$25	$5,440	$44
Commercial and industrial	2,994	1	918	—	2,724	2	726	—
Construction and development	523	—	1,863	—	545	—	2,111	—
Consumer:
Residential real estate	2,224	22	1,423	3	2,020	44	1,180	3
Construction and development	—	—	—	—	—	—	81	—
Home equity	197	—	418	—	213	—	420	—
Other consumer	—	—	—	—	—	—	4	—
Total	$17,191	$28	$10,487	$41	$14,081	$71	$9,962	$47

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	June 30, 2015		December 31, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,250	6	$4,215	7
Commercial and industrial	92	2	172	4
Commercial construction	179	3	131	2
Residential real estate	1,715	5	1,770	6
Home equity	20	1	83	2
Total	$6,256	17	$6,371	21

The following tables provide the number and recorded investment of TDRs modified during the three and six months ended June 30, 2015 and 2014.

	TDRs Modified
	Three months ended June 30, 2015		Three months ended June 30, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$647	2	$3,167	2
Total	$647	2	$3,167	$2

	TDRs Modified
	Six months ended June 30, 2015		Six months ended June 30, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$647	2	$4,044	5
Commercial and industrial	—	—	75	2
Residential real estate	398	1	442	3
Home equity	—	—	39	1
Total	$1,045	3	$4,600	$11

No TDRs that were modified in the twelve months ended June 30, 2015 subsequently defaulted during the six months ended June 30, 2015. No TDRs that were modified in the twelve months ended June 30, 2014 subsequently defaulted during the six months ended June 30, 2014. The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2015 and 2014 did not change following the modifications.

NOTE F – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $510,232 and $455,033 as of June 30, 2015 and December 31, 2014, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $308 and $602, respectively, in the three and six months ended June 30, 2015.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes MSR activity for the 2015 periods presented. The Company did not retain mortgage servicing on loans sold during the comparable periods of 2014.

	Three months ended June 30, 2015	Six months ended June 30, 2015

Balance at beginning of period before valuation allowance	$4,368	$4,284
Additions	608	1,003
Repayments	(114)	(243)
Amortization	(174)	(356)
Balance at end of period before valuation allowance	4,688	4,688
Valuation allowance at end of period	(36)	(36)
Balance at end of period after valuation allowance	$4,652	$4,652

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

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	June 30, 2015	December 31, 2014

Composition of mortgage loans serviced for others:
Fixed rate loans	99.89%	99.86%
Adjustable rate loans	0.11%	0.14%
Total	100.00%	100.00%

Weighted average life (years)	6.16	5.77
Prepayment speed	11.51%	12.62%
Discount rate	9.68%	9.60%
Effect on fair value due to change in interest rates:
+ 0.25%	$574	$566
+ 0.50%	795	801
- 0.25%	(793)	(668)
- 0.50%	(981)	(844)

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $179,096 and $136,093 as of June 30, 2015 and December 31, 2014, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $413 and $251 for the three months ended June 30, 2015 and 2014, respectively, and $785 and $443 for the six months ended June 30, 2015 and 2014, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$3,520	2,127	$3,081	$1,759
Additions	560	451	1,095	870
Amortization	(144)	(79)	(240)	(130)
Balance at end of period	$3,936	2,499	$3,936	$2,499

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of June 30, 2015 or December 31, 2014.

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	June 30, 2015	December 31, 2014

Lending commitments:
Commitments to extend credit	$740,734	$658,925
Commercial letters of credit	18,186	12,421
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	10,000	10,000
Capital commitment to private investment funds	2,664	2,280

The reserve for unfunded commitments was $1,445 and $522 as of June 30, 2015 and December 31, 2014, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

In August 2014, the Company entered into two additional forward starting interest rate swaps on a total of $50,000 of forecasted brokered money market deposits to reduce its exposure to variability in interest payments attributable to changes in one-month LIBOR, which is the underlying index of the brokered money market deposits. Beginning on the respective effective dates, these interest rate swaps began to exchange one-month LIBOR, plus the applicable spread, with fixed interest rates. The brokered money market accounts are expected to maintain at least $50,000 on deposit with the Company through the maturity of the interest rate swaps.

In March 2015, the Company restructured certain of its derivative positions by terminating four interest rate swaps prior to their effective start dates and entering into two new forward starting interest rate swaps on a total of $50,000 of forecasted three-month FHLB advances. Beginning on the respective effective dates, these interest rate swaps will exchange the three-month LIBOR component of interest on the FHLB advances with fixed interest rates of 2.540 and 2.576 percent. Each three-month FHLB advance will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the full term of each swap.

The interest rate swaps outstanding as of June 30, 2015 are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's earnings and economic value at risk in a rising interest rate environment. The following table summarizes key terms of each active interest rate swap.

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

		June 30, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$50,000	$1,954	$75,000	$795
Interest rate swaps	Other liabilities	75,000	2,201	100,000	2,249

Brokered money market deposits:
Interest rate swaps	Other liabilities	50,000	406	50,000	200

Subordinated term loan:
Interest rate cap	Other assets	7,500	72	7,500	128

TRUPs:
Interest rate caps	Other assets	43,000	774	43,000	1,104

Mortgage loan commitments:
Interest rate lock commitments	Other assets	29,510	483	23,274	342
Forward sale commitments	Other liabilities	56,035	73	34,727	49

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Level 3 AFS securities at beginning of period	$11,380	$6,754	$11,290	$7,583
Sales, calls or maturities	—	—	—	(1,000)
Changes in unrealized gains and losses	23	39	113	210
Level 3 AFS securities at end of period	$11,403	$6,793	$11,403	$6,793

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Interest rate lock commitments at beginning of period	$636	$331	$342	$354
Issuances	1,645	290	2,972	623
Settlements	(1,798)	(325)	(2,831)	(681)
Interest rate lock commitments at end of period	$483	$296	$483	$296

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

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

	Total	Level 1	Level 2	Level 3
June 30, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$20,031	$—	$20,031	$—
SBA-guaranteed securities	55,313	55,313	—	—
Mortgage-backed securities issued by GSE	394,179	—	394,179	—
Corporate bonds	130,380	2,524	116,453	11,403
Non-agency RMBS	4,307	—	4,307	—
Non-agency CMBS	3,519	—	3,519	—
Municipal bonds	39,028	—	39,028	—
Other debt securities	245	245	—	—
Equity securities	2,013	2,013	—	—
SBA-guaranteed loans held for sale	13,794	—	13,794	—
SBA loans held for investment	10,191	—	10,191	—
Derivative assets	3,283	—	2,800	483
Derivative liabilities	2,680	—	2,680	—

Measured at fair value on a non-recurring basis:
Impaired loans	$17,626	$—	$—	$17,626
Foreclosed assets	13,547	—	—	13,547

	Total	Level 1	Level 2	Level 3
December 31, 2014
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,944	$—	$14,944	$—
SBA-guaranteed securities	60,120	60,120	—	—
Mortgage-backed securities issued by GSE	425,283	—	425,283	—
Corporate bonds	119,912	2,545	106,077	11,290
Non-agency RMBS	4,963	—	4,963	—
Non-agency CMBS	3,578	—	3,578	—
Municipal bonds	40,258	—	40,258	—
Other debt securities	498	498	—	—
Equity securities	2,865	2,865	—	—
SBA-guaranteed loans held for sale	8,365	—	8,365	—
SBA loans held for investment	8,906	—	8,906	—
Derivative assets	2,368	—	2,026	342
Derivative liabilities	2,497	—	2,497	—

Measured at fair value on a non-recurring basis:
Impaired loans	$9,595	$—	$—	$9,595
Foreclosed assets	12,891	—	—	12,891

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

				Fair Value
	Valuation Technique	Unobservable Input	Range	June 30, 2015	December 31, 2014
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,403	$11,290

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	483	342

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	17,626	9,595
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	13,547	12,891

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$122,961	$122,961	$122,961	$—	$—
Investment securities available for sale	649,015	649,015	60,129	577,483	11,403
Investment securities held to maturity	39,402	39,977	—	39,977	—
Loans held for sale	38,622	38,622	—	38,622	—
Loans, net	2,947,413	2,980,811	—	10,191	2,970,620
Purchased accounts receivable	69,933	69,933	—	69,933	—
Federal Home Loan Bank stock	21,976	21,976	—	21,976	—
Derivative assets	3,283	3,283	—	2,800	483
Accrued interest receivable	12,210	12,210	—	12,210	—

Financial liabilities:
Deposits	3,243,094	3,243,154	—	3,243,154	—
Short-term borrowings	355,500	355,500	—	—	355,500
Long-term debt	147,265	153,499	—	—	153,499
Derivative liabilities	2,680	2,680	—	2,680	—
Accrued interest payable	2,711	2,711	—	2,711	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$132,365	$132,365	$132,365	$—	$—
Investment securities available for sale	672,421	672,421	66,028	595,103	11,290
Investment securities held to maturity	39,620	40,404	—	40,404	—
Loans held for sale	20,205	20,205	—	20,205	—
Loans, net	2,890,449	2,919,573	—	1,241	2,918,332
Purchased accounts receivable	44,821	44,821	—	44,821	—
Federal Home Loan Bank stock	19,499	19,499	—	19,499	—
Derivative assets	2,368	2,368	—	2,027	341
Accrued interest receivable	12,071	12,071	—	12,071	—

Financial liabilities:
Deposits	3,247,364	3,245,431	—	3,245,431	—
Short-term borrowings	250,500	250,500	—	—	250,500
Long-term debt	180,164	183,326	—	—	183,326
Derivative liabilities	2,497	2,497	—	2,497	—
Accrued interest payable	2,688	2,688	—	2,688	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total
Three Months Ended
Balance at April 1, 2015	$1,589	$(3,617)	$(2,028)
Other comprehensive income (loss) before reclassifications	(4,016)	2,146	(1,870)
Reclassification of gains on AFS securities	(52)	—	(52)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	5	5
Net other comprehensive income (loss) during period	(4,068)	2,151	(1,917)
Balance at June 30, 2015	$(2,479)	$(1,466)	$(3,945)

Balance at April 1, 2014	$(4,519)	$1,797	$(2,722)
Other comprehensive income (loss) before reclassifications	2,501	(794)	1,707
Amounts reclassified for securities gains	(134)	—	(134)
Net other comprehensive income (loss) during period	2,367	(794)	1,573
Balance before non-controlling interests at June 30, 2014	(2,152)	1,003	(1,149)
Non-controlling interests	(897)	418	(479)
Balance after non-controlling interests at June 30, 2014	$(1,255)	$585	$(670)

Six Months Ended
Balance at January 1, 2015	$(1,185)	$(1,059)	(2,244)
Other comprehensive income (loss) before reclassifications	(1,242)	(412)	(1,654)
Reclassification of gains on AFS securities	(52)	—	(52)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	5	5
Net other comprehensive income (loss) during period	(1,294)	(407)	(1,701)
Balance at June 30, 2015	$(2,479)	$(1,466)	$(3,945)

Balance at January 1, 2014	$(6,554)	$2,381	$(4,173)
Other comprehensive income (loss) before reclassifications	4,536	(1,378)	3,158
Amounts reclassified for securities gains	(134)	—	(134)
Net other comprehensive income (loss) during period	4,402	(1,378)	3,024
Balance before non-controlling interests at June 30, 2014	(2,152)	1,003	(1,149)
Non-controlling interests	(897)	418	(479)
Balance after non-controlling interests at June 30, 2014	$(1,255)	$585	$(670)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a full-service state-chartered community bank with 71 branches across North Carolina and upstate South Carolina. Yadkin Bank provides banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and six- month periods ended June 30, 2015, and 2014, as well as the financial condition of the Company as of June 30, 2015 and December 31, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

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

The Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, the historical financial results of the Company prior to the Mergers reflect the historical balances of Piedmont, and the financial results of the Company after the Mergers reflect the combined organization. In addition, the assets and liabilities of Yadkin as of the date of the Mergers have been recorded at estimated fair value and added to those of Piedmont. The Company has completed its valuations of Yadkin's assets and liabilities but may refine those valuations for up to a year from the date of the Mergers. The Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the Mergers may not be comparable to financial results prior to the Mergers.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events in the second quarter of 2015:

•
Net income available to common shareholders totaled $10.6 million, or $0.33 per diluted share, in Q2 2015, which was a significant improvement from $1.7 million, or $0.19 per diluted share, in Q2 2014.

•
Net operating earnings available to common shareholders, which excludes certain non-operating items, totaled $11.9 million, or $0.38 per diluted share, in Q2 2015 compared to $2.6 million, or $0.28 per diluted share in Q2 2014.

•	Operating return on average assets equaled 1.14 percent in Q2 2015 while operating return on average tangible common equity equaled 12.83 percent.

•	Operating efficiency, which represents operating expenses to total operating revenues, improved to 60.0 percent in Q2 2015 from 66.3 percent in Q2 2014.

•	Net charge-offs increased to $920 thousand, or an annualized 0.12 percent of average loans, in Q2 2015, from $226 thousand, or an annualized 0.20 percent of average loans, in Q2 2014.

•	Annualized net loan growth was 5.8 percent in Q2 2015, resulting from loan originations and commitments in the quarter of $389.6 million.

•
The Company continued implementation of expense reduction and branch optimization plans that included the elimination of certain back office positions and will result in the sale or closure of six branches in Q3 and Q4 2015.

•
During May, the Company redeemed $28.4 million of preferred stock that had initially been issued in connection with the TARP Capital Purchase Program. Redemption of the preferred stock is expected to improve annual pre-tax earnings by $2.6 million and is expected to increase fully-diluted net income available to common shareholders by $0.08 per common share annually.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Operating Earnings
Net income (GAAP)	$10,741	$3,210	$20,991	$5,445
Securities gains	(84)	(218)	(85)	(218)
Merger and conversion costs	(25)	2,068	195	3,277
Restructuring charges	2,294	93	3,201	929
Income tax effect of adjustments	(836)	(425)	(1,267)	(877)
Net operating earnings (non-GAAP)	12,090	4,728	23,035	8,556
Dividends on preferred stock	182	—	821	—
Net income attributable to non-controlling interests	—	1,476	—	2,466
Allocation of adjustments to non-controlling interests	—	632	—	1,231
Net operating earnings available to common shareholders (Non-GAAP)	$11,908	$2,620	$22,214	$4,859

Net operating earnings per common share:
Basic (Non-GAAP)	$0.38	$0.28	$0.70	$0.53
Diluted (Non-GAAP)	0.38	0.28	0.70	0.53

Pre-Tax, Pre-Provision Operating Earnings
Net income (GAAP)	$10,741	$3,210	$20,991	$5,445
Provision for loan losses	994	464	1,955	1,754
Income tax expense	6,076	2,504	11,922	4,185
Pre-tax, pre-provision income	17,811	6,178	34,868	11,384
Securities losses gains	(84)	(218)	(85)	(218)
Merger and conversion costs	(25)	2,068	195	3,277
Restructuring charges	2,294	93	3,201	929
Pre-tax, pre-provision operating earnings (Non-GAAP)	$19,996	$8,121	$38,179	$15,372

Operating Non-Interest Income
Non-interest income (GAAP)	$10,800	$5,264	$19,639	$10,294
Securities gains	(84)	(218)	(85)	(218)
Operating non-interest income (Non-GAAP)	$10,716	$5,046	$19,554	$10,076

Operating Non-Interest Expense
Non-interest expense (GAAP)	$32,316	$18,139	$63,274	$37,175
Merger and conversion costs	25	(2,068)	(195)	(3,277)
Restructuring charges	(2,294)	(93)	(3,201)	(929)
Operating non-interest expense (Non-GAAP)	$30,047	$15,978	$59,878	$32,969

Operating Efficiency Ratio
Efficiency ratio (GAAP)	64.47%	74.59%	64.47%	76.56%
Effect to adjust for securities gains	0.11%	0.68%	0.06%	0.34%
Effect to adjust for restructuring charges	(4.58)%	(0.39)%	(3.26)%	(1.92)%
Effect to adjust for merger and conversion costs	0.04%	(8.58)%	(0.21)%	(6.78)%
Operating efficiency ratio (Non-GAAP)	60.04%	66.30%	61.06%	68.20%

Analysis of Results of Operations

Q2 2015 compared to Q2 2014

Net income available to common shareholders was $10.6 million, or $0.33 per diluted common share, in the second quarter of 2015, which was an increase from $1.7 million, or $0.19 per diluted common share, in the second quarter of 2014. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $11.9 million in the second quarter of 2015 from $2.6 million in the second quarter of 2014. Similarly, pre-tax, pre-provision operating earnings increased to $20.0 million in the second quarter of 2015 from $8.1 million in the second quarter of 2014.

Year-to-Date

Net income available to common shareholders was $20.2 million, or $0.64 per diluted common share, in the first six months of 2015, which was an increase from $3.0 million, or $0.33 per diluted common share, in the first six months of 2014. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $22.2 million in the first six months of 2015 from $4.9 million in the comparable period of 2014. Similarly, pre-tax, pre-provision operating earnings increased to $38.2 million in the first six months of 2015 from $15.4 million in the same period of 2014.

As discussed in greater detail below, the improvements in the results of operations in the second quarter and first six months of 2015, compared to the respective periods of 2014, reflect the benefit of significant operating leverage provided by the Mergers. The balance sheet growth and customer base expansion have resulted in improved net interest income and non-interest income, while the Company continues efforts to benefit from elimination of duplicative functions.

Net Interest Income

Q2 2015 compared to Q2 2014

Net interest income improved to $39.3 million in the second quarter of 2015 from $19.1 million in the second quarter of 2014. The increase in net interest income was the result of a significant increase in interest-earning assets from the Mergers, organic business activity, and an improved net interest margin. Average interest-earning assets increased from $1.85 billion in the second quarter of 2014 to $3.70 billion in the second quarter of 2015. Over this period, average loan balances increased by $1.58 billion, of which $1.39 billion was from acquired Yadkin loans, and average investment securities increased by $275.8 million, of which $257.7 million was from acquired Yadkin investments. In addition, average deposits increased by $1.57 billion, of which $1.51 billion was from acquired Yadkin deposits.

The Company's net interest margin expanded from 4.12 percent in the second quarter of 2014 to 4.29 percent in the second quarter of 2015. The improved net interest margin was due to an improved mix of interest-earning assets, a higher taxable-equivalent yield on investment securities, and an improved funding mix. Net interest margin improvement was partially offset by lower loan yields, which were negatively impacted by proportionally lower accretion income, interest rate pressure, and stiff competition for loans from other financial institutions. The aggregate yield on interest-earning assets, which benefited from an improved interest-earning asset mix and higher investment yields, increased from 4.72 percent in the second quarter of 2014 to 4.83 percent in the second quarter of 2015. The cost of interest-bearing liabilities declined from 0.67 percent in the second quarter of 2014 to 0.65 percent in the second quarter of 2015, which primarily reflected lower deposit costs from the addition of the Yadkin deposit base.

Net accretion income on acquired loans totaled $4.1 million in the second quarter of 2015, which consisted of $812 thousand of net accretion on purchased credit-impaired (“PCI”) loans and $3.3 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the second quarter of 2014 totaled $2.9 million, which included $925 thousand of net accretion on PCI loans and $2.0 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $1.5 million of accelerated accretion due to principal prepayments in the second quarter of 2015 compared to $1.4 million in the second quarter of 2014.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended June 30, 2015			Three months ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,966,953	$40,468	5.47%	$1,391,884	$19,817	5.71%
Investment securities (2)	685,796	4,024	2.35	409,967	2,002	1.96
Federal funds and other	49,407	45	0.37	53,110	26	0.20
Total interest-earning assets	3,702,156	44,537	4.83%	1,854,961	21,845	4.72%
Goodwill	152,152			26,254
Other intangibles, net	15,570			5,542
Other non-interest-earning assets	401,690			235,758
Total assets	$4,271,568			$2,122,515

Liabilities and Equity
Interest-bearing demand	$475,546	158	0.13%	$348,379	150	0.17%
Money market and savings	997,732	718	0.29	469,363	313	0.27
Time	1,078,460	2,197	0.82	630,571	1,194	0.76
Total interest-bearing deposits	2,551,738	3,073	0.48	1,448,313	1,657	0.46
Short-term borrowings	320,694	331	0.41	156,943	96	0.25
Long-term debt	136,377	1,504	4.42	53,720	1,029	7.68
Total interest-bearing liabilities	3,008,809	4,908	0.65%	1,658,976	2,782	0.67%
Noninterest-bearing deposits	676,858			211,182
Other liabilities	27,090			11,074
Total liabilities	3,712,757			1,881,232
Shareholders’ equity	558,811			241,283
Total liabilities and shareholders' equity	$4,271,568			$2,122,515

Net interest income, taxable equivalent		$39,629			$19,063
Interest rate spread (3)			4.18%			4.05%
Tax equivalent net interest margin (4)			4.29%			4.12%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.04%			111.81%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $302 thousand and $10 thousand for the 2015 and 2014 periods, respectively.

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

	Change from Q2 2014 to Q2 2015 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$21,520	$(869)	$20,651
Investment securities	1,559	463	2,022
Federal funds and other interest-earning assets	(2)	21	19
Total interest-earning assets	23,077	(385)	22,692

Interest-bearing liabilities:
Interest-bearing demand	49	(41)	8
Money market and savings	377	28	405
Time deposits	902	101	1,003
Total interest-bearing deposits	1,328	88	1,416
Short-term borrowings	144	91	235
Long-term debt	1,057	(582)	475
Total interest-bearing liabilities	2,529	(403)	2,126
Change in net interest income, taxable equivalent	$20,548	$18	$20,566

Year-to-Date

Net interest income improved to $78.5 million in the first six months of 2015 from $38.3 million in the first six months of 2014. The increase in net interest income was the result of a significant increase in interest-earning assets from the Mergers, organic business activity, and an improved net interest margin. Average interest-earning assets increased from $1.86 billion in the first six months of 2014 to $3.7 billion in the first six months of 2015. Over this period, average loan balances increased by $1.55 billion, of which $1.39 billion was from acquired Yadkin loans. Over this same period, average investment securities increased by $283.4 million, of which $257.7 million was from acquired Yadkin investments. In addition, average deposits increased by $1.55 billion, of which $1.51 billion was from acquired Yadkin deposits.

The Company's net interest margin expanded from 4.15 percent in the first six months of 2014 to 4.31 percent in the first six months of 2015. The improved net interest margin was due to an improved mix of interest-earning assets, a higher taxable-equivalent yield on investment securities, and an improved funding mix. Improvement in net interest income was partially offset by lower loan yields, which were negatively impacted by proportionally lower accretion income, interest rate pressure, and stiff competition for new loans from other financial institutions. The aggregate yield on interest-earning assets, which benefited from an improved interest-earning asset mix and higher investment yields, increased from 4.76 percent in the first six months of 2014 to 4.83 percent in the first six months of 2015. The cost of interest-bearing liabilities declined from 0.68 percent in the first six months of 2014 to 0.64 percent in the first six months of 2015, which primarily reflected lower deposit costs from the addition of the Yadkin deposit base.

Net accretion income on acquired loans totaled $8.6 million in the first six months of 2015, which consisted of $2.3 million of net accretion on PCI loans and $6.2 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first six months of 2014 totaled $6.0 million, which included $2.0 million of net accretion on PCI loans and $4.0 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $2.4 million of accelerated accretion due to principal prepayments in the first six months of 2015 compared to $2.0 million in the first six months of 2014.

The following table summarizes the major components of net interest income and the related yields and costs for the six month periods presented.

	Six months ended June 30, 2015			Six months ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,945,620	$80,148	5.49%	$1,395,985	$39,786	5.75%
Investment securities (2)	696,342	8,253	2.39	412,918	3,993	1.95
Federal funds and other	54,489	95	0.35	49,747	52	0.21
Total interest-earning assets	3,696,451	88,496	4.83%	1,858,650	43,831	4.76%
Goodwill	152,152			26,254
Other intangibles, net	15,965			5,656
Other non-interest-earning assets	396,055			221,646
Total assets	$4,260,623			$2,112,206

Liabilities and Equity
Interest-bearing demand	$473,233	318	0.14%	$349,180	330	0.19%
Money market and savings	1,000,444	1,434	0.29	473,315	662	0.28
Time	1,084,205	4,210	0.78	630,649	2,324	0.74
Total interest-bearing deposits	2,557,882	5,962	0.47	1,453,144	3,316	0.46
Short-term borrowings	281,421	620	0.44	128,700	174	0.27
Long-term debt	166,340	2,992	3.63	70,925	2,060	5.86
Total interest-bearing liabilities	3,005,643	9,574	0.64%	1,652,769	5,550	0.68%
Noninterest-bearing deposits	667,280			220,269
Other liabilities	26,223			10,682
Total liabilities	3,699,146			1,883,720
Shareholders’ equity	561,477			228,486
Total liabilities and shareholders' equity	$4,260,623			$2,112,206

Net interest income, taxable equivalent		$78,922			$38,281
Interest rate spread (3)			4.19%			4.08%
Tax equivalent net interest margin (4)			4.31%			4.15%

Percentage of average interest-earning assets to average interest-bearing liabilities			122.98%			112.46%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $419 thousand and $16 thousand for the 2015 and 2014 periods, respectively.

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

	Change from YTD 2014 to YTD 2015 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$42,222	$(1,860)	$40,362
Investment securities	3,206	1,054	4,260
Federal funds and other interest-earning assets	6	37	43
Total interest-earning assets	45,434	(769)	44,665

Interest-bearing liabilities:
Interest-bearing demand	94	(106)	(12)
Money market and savings	752	20	772
Time deposits	1,764	122	1,886
Total interest-bearing deposits	2,610	36	2,646
Short-term borrowings	293	153	446
Long-term debt	1,948	(1,016)	932
Total interest-bearing liabilities	4,851	(827)	4,024
Change in net interest income, taxable equivalent	$40,583	$58	$40,641

Provision for Loan Losses

Q2 2015 compared to Q2 2014

The following table summarizes the changes in the Company's allowance for loan losses ("ALLL") for the quarters presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2Q 2015:
Balance at April 1, 2015	$6,907	$1,377	$8,284
Net charge-offs	(920)	—	(920)
Provision for loan losses	1,013	(19)	994
Balance at June 30, 2015	$7,000	$1,358	$8,358

2Q 2014:
Balance at April 1, 2014	$5,163	$2,050	$7,213
Net charge-offs	(226)	—	(226)
Provision for loan losses	431	33	464
Balance at March 31, 2014	$5,368	$2,083	$7,451

Provision for loan losses was $994 thousand in the second quarter of 2015 compared to $464 thousand in the second quarter of 2014. The higher provision for loan losses reflected higher provision expense on non-PCI loans, net of lower provision expense on PCI loans. Provision expense on non-PCI loans increased due to higher net charge-offs and loan growth. Net charge-offs represented an annualized 0.12 percent of average loans in the second quarter of 2015 compared to an annualized 0.07 percent of average loans in the second quarter of 2014.

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

Results of the Company’s cash flow re-estimation for PCI loans in the second quarter of 2015 are summarized as follows.

(Dollars in thousands)	Provision	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(304)	$1,739	7.02%	7.91%
Loan pools with cash flow decrease	285	(22)	6.80%	6.75%
Total	$(19)	$1,717	7.12%	7.70%

Year-to-Date

The following table summarizes the changes in the Company's ALLL for the year-to-date periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(1,414)	—	(1,414)
Provision for loan losses	1,895	60	1,955
Balance at June 30, 2015	$7,000	$1,358	$8,358

2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(1,346)	—	(1,346)
Provision for loan losses	2,032	(278)	1,754
Balance at June 30, 2014	$5,368	$2,083	$7,451

Provision for loan losses was $2.0 million in the first six months of 2015 compared to $1.8 million in the first six months of 2014. Provision for loan losses increased for both PCI and non-PCI loans in 2015. Provision expense on non-PCI loans increased due to higher net charge-offs and loan growth. Net charge-offs totaled $1.4 million, or 0.10 percent of average loans, during the first six months of 2015 compared to $1.3 million, or 0.19 percent of average loans, during the first six months of 2014. The $60 thousand PCI provision expense in 2015 was due to impairment on certain commercial and residential real estate loan pools. In 2014, the Company recorded a $278 thousand credit to PCI provision expense due to reversal of previously-identified impairment on PCI loans.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Service charges and fees on deposit accounts	$3,495	$1,488	$6,748	$2,803
Government-guaranteed lending	3,677	2,120	6,550	4,461
Mortgage banking	1,633	530	2,955	848
Bank-owned life insurance	465	389	937	695
Gain on sales of available for sale securities	84	218	85	218
Other	1,446	519	2,364	1,269
Total non-interest income	$10,800	$5,264	$19,639	$10,294

Q2 2015 compared to Q2 2014

Non-interest income totaled $10.8 million in the second quarter of 2015, which was an increase from $5.3 million in the second quarter of 2014. Service charges and fees on deposit accounts increased by $2.0 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain U.S. Small Business Association ("SBA") loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $1.6 million due to a higher volume of loan originations and sales as the Company has expanded its government lending presence into new markets. Mortgage banking income increased by $1.1 million due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio. Additionally, bank-owned life insurance income increased from acquired Yadkin life insurance policies.

Year-to-Date

Non-interest income totaled $19.6 million in the first six months of 2015, which was an increase from $10.3 million in the first six months of 2014. Service charges and fees on deposit accounts increased by $3.9 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income increased by $2.1 million compared to the first six months of 2014. Mortgage banking income increased by $2.1 million due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio. Additionally, bank-owned life insurance income increased from acquired Yadkin life insurance policies.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Salaries and employee benefits	$15,391	$8,657	$30,593	$17,755
Occupancy and equipment	4,637	2,547	9,436	5,210
Data processing	1,929	991	3,817	2,021
FDIC deposit insurance premiums	772	365	1,486	755
Professional services	1,407	674	2,499	1,359
Foreclosed asset expense, net	445	150	633	413
Loan, collection, and repossession expense	850	353	1,786	1,034
Merger and conversion costs	(25)	2,068	195	3,277
Restructuring charges	2,294	93	3,201	929
Amortization of other intangible assets	777	224	1,592	451
Other	3,839	2,017	8,036	3,971
Total non-interest expense	$32,316	$18,139	$63,274	$37,175

Q2 2015 compared to Q2 2014

Non-interest expense totaled $32.3 million in the second quarter of 2015 compared to $18.1 million in the second quarter of 2014. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories were all significantly impacted by the Mergers which added employees, branch and other facilities, and equipment to the Company's expense base. Further, FDIC deposit insurance premiums and intangible asset amortization were impacted by the acquired Yadkin deposit base. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $16.0 million in the second quarter of 2014 to $30.0 million in the second quarter of 2015. Additionally, the Company's operating efficiency ratio improved from 66.3 percent in the second quarter of 2014 to 60.0 percent in the second quarter of 2015 primarily due to the significant scale and operating leverage provided by the Mergers.

Lower merger and conversion costs partially offset higher non-interest expenses in the quarter. These costs included professional fees, severance, technology, rebranding, and branch network expenses necessary to complete the Mergers and related system conversions. Restructuring charges of $2.3 million in the second quarter of 2015 primarily related to recognition of an obligation to a former executive officer. Restructuring charges of $93 thousand in the second quarter of 2014 related to an earlier branch optimization plan and efforts to streamline the Company's organizational structure in certain back office functions following VantageSouth's 2013 acquisition of ECB Bancorp, Inc. ("ECB").

Year-to-Date

Non-interest expense totaled $63.3 million in the first six months of 2015 compared to $37.2 million in the first six months of 2014. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories were all significantly impacted by the Mergers due to incremental expenses related to employees, branch and other facilities, and equipment. Further, Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums and intangible asset amortization were impacted by the acquired Yadkin deposit base. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $33.0 million in the first six months of 2014 to $59.9 million in the first six months of 2015. Due to the operating leverage resulting from balance sheet growth, the Company's operating efficiency ratio improved from 68.2 percent in the first six months of 2014 to 61.1 percent in the first six months of 2015.

Lower merger and conversion costs partially offset higher non-interest expenses in the quarter. Merger and conversion costs included professional fees, severance, technology, rebranding, and branch network expenses necessary to complete the Mergers and related system conversions. Restructuring charges of $3.2 million in the first six months of 2015 related to recognition of an obligation to a former executive officer and severance costs associated with the Company's expense reduction and branch optimization plan. These plans resulted in the elimination of certain back office positions and include the planned closing or sale of six branches scheduled to occur in the third and fourth quarters of 2015. Restructuring charges of $929 thousand in the first six months of 2014 related to an earlier branch optimization plan and efforts to streamline the Company's organizational structure in certain back office functions following VantageSouth's 2013 acquisition of ECB.

Income Taxes

Income tax expense was $6.1 million in the second quarter of 2015 and $2.5 million in the second quarter of 2014. The Company's effective tax rate improved to 36.1 percent in the second quarter of 2015 from 43.8 percent in the second quarter of 2014. The effective tax rate for the six-month period ended June 30, 2015 was 36.2 percent compared to 43.5 percent for the six-month period ended June 30, 2014. The higher effective tax rate in 2014 was primarily due to significant non-deductible merger expenses recorded in advance of the Mergers.

In 2013, North Carolina had enacted tax reform that established statutory corporate income tax rate reductions from 6.9 percent to 6.0 percent for tax years beginning on or after January 1, 2014 and down to 5.0 percent for tax years beginning on or after January 1, 2015 followed by two additional rate reductions that are contingent upon the amount of net General Fund tax collections. Specifically, the corporate income tax rate would be reduced to 4 percent for tax years beginning on or after January 1, 2016, if tax collections in fiscal year 2014-2015 for the state exceed $20.2 billion. Based on a press release from the Governor's office on July 28, 2015, the statutory General Fund tax collections threshold appears to have been met to allow for the reduction of the corporate income tax rate to 4 percent for tax years beginning on January 1, 2016. The Company revalues its deferred tax assets when an income tax rate is deemed to have been legally enacted. Therefore, the Company estimates that it will book a charge to income tax expense of approximately $700 thousand in the third quarter of 2015 to reflect the revaluation of its state deferred tax assets due to the state income tax rate reduction to 4 percent.

Analysis of Financial Condition

Investment Activities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In general, the primary goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds as prescribed by law and other borrowings; (iii) to provide structures and terms to enable proper interest rate risk management; and (iv) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i), (ii) and (iii). The Company invests in securities as allowable under bank regulations and its investment policy. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of state or political subdivisions, privately-issued residential and commercial mortgage-backed securities, bank eligible corporate bonds, limited types of mutual funds, and equity securities.

The amortized cost and fair value of the available-for-sale securities portfolio was $653.0 million and $649.0 million, respectively, as of June 30, 2015 compared to $674.2 million and $672.4 million, respectively, as of December 31, 2014. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.4 million and $40.0 million, respectively, as of June 30, 2015 compared to $39.6 million and $40.6 million, respectively, as of December 31, 2014. The portfolio has declined year-to-date in 2015 as the Company has used principal cash flows from the securities portfolio to partially fund loan growth.

Marketable investment securities accounted for as available-for-sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of June 30, 2015 consisted of U.S. government-sponsored enterprise ("GSE") obligations, securities guaranteed by the SBA, mortgage-backed securities issued by GSEs, corporate bonds, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, non-taxable municipal bonds, and equity securities of certain financial institutions. As of June 30, 2015 and December 31, 2014, the available-for-sale securities portfolio had $2.7 million and $2.8 million, respectively, of unrealized gains and $6.7 million and $4.6 million, respectively, of unrealized losses.

The securities in an unrealized loss position as of June 30, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of June 30, 2015.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$19,930	$20,031	$14,914	$14,944
SBA-guaranteed securities	55,417	55,313	60,408	60,120
Mortgage-backed securities issued by GSEs	398,769	394,179	428,076	425,283
Corporate bonds	129,775	130,380	118,799	119,912
Non-agency RMBS	4,240	4,307	4,961	4,963
Non-agency CMBS	3,528	3,519	3,576	3,578
Municipal bonds	38,746	39,028	39,907	40,258
Other debt securities	245	245	498	498
Equity securities	2,381	2,013	3,017	2,865
Total securities available for sale	$653,031	$649,015	$674,156	$672,421

Securities held to maturity:
Municipal bonds	$39,402	$39,977	$39,620	$40,586

The following table summarizes the amortized cost of debt securities in the investment portfolio as of June 30, 2015, segregated by major category with ranges of maturities and average yields.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$—	—%	$15,031	1.09%	$5,000	2.25%	$—	—%	$20,031	1.38%
SBA-guaranteed securities	—	—%	8,771	0.91%	46,542	1.45%	—	—%	55,313	1.37%
Mortgage-backed securities issued by GSEs (1)	24,349	2.44%	230,977	1.88%	111,647	2.46%	27,206	3.38%	394,179	2.18%
Corporate bonds	38,815	2.54%	51,427	2.12%	30,536	3.50%	9,602	7.26%	130,380	2.95%
Non-agency RMBS	—	—%	—	—%	91	5.47%	4,216	0.24%	4,307	0.35%
Non-agency CMBS	3,519	1.35%	—	—%	—	—%	—	—%	3,519	1.35%
Municipal bonds (2)	6,203	3.47%	28,600	3.08%	3,933	3.32%	292	5.18%	39,028	3.18%
Other debt securities	245	0.50%	—	—%	—	—%	—	—%	245	0.50%
Total debt securities available for sale	$73,131	2.52%	$334,806	1.96%	$197,749	2.40%	$41,316	3.97%	$647,002	2.27%

Securities held to maturity:
Municipal bonds (2)	$—	—%	$27,215	3.94%	$8,540	3.66%	$3,647	5.78%	$39,402	4.05%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

(2)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

As of June 30, 2015, the weighted average life of the Company's debt securities was 4.7 years, and the weighted average effective duration was 3.2 years.

The Company also owned $22.0 million and $19.5 million of Federal Home Loan Bank ("FHLB") stock as of June 30, 2015 and December 31, 2014, respectively. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $2.96 billion as of June 30, 2015, which was an increase of $57.5 million from December 31, 2014, or a 5.8 percent annual growth rate. The table below provides a summary of the Company’s loan portfolio by loan type.

Composition of Loan Portfolio:	June 30, 2015	December 31, 2014
Commercial:
Commercial real estate	48.4%	46.8%
Commercial and industrial	17.0	16.2
Construction and development	10.9	12.8
Consumer:
Residential real estate	12.1	12.4
Construction and development	1.1	1.0
Home equity	9.4	9.5
Consumer	1.2	1.3
Total	100.0%	100.0%

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

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	June 30, 2015			December 31, 2014
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$1,446,736	$1,430,343	98.9%	$1,374,729	$1,355,536	98.6%
Commercial and industrial	508,444	503,200	99.0%	474,950	468,848	98.7%
Construction and development	326,254	321,282	98.5%	378,477	370,807	98.0%
Consumer:
Residential real estate	363,018	357,616	98.5%	366,264	360,249	98.4%
Construction and development	32,819	32,309	98.4%	30,661	30,061	98.0%
Home equity	289,280	276,687	95.6%	290,630	276,662	95.2%
Consumer	36,249	35,225	97.2%	38,545	36,874	95.7%
Total	$3,002,800	$2,956,662	98.5%	$2,954,256	$2,899,037	98.1%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	June 30, 2015
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$67,886	$24,966	$16,209	$26,766	$4,752	$716	$6,570	$147,865
1-5 years	755,001	149,202	45,246	141,598	20,475	2,421	21,541	1,135,484
After 5 years	215,782	19,174	16,921	47,024	5,912	2,237	2,191	309,241
Total	1,038,669	193,342	78,376	215,388	31,139	5,374	30,302	1,592,590
Variable Rate: (1)
1 year or less	91,994	146,397	164,097	13,554	917	8,161	4,263	429,383
1-5 years	231,814	90,804	55,494	21,334	253	50,995	469	451,163
After 5 years	67,866	72,657	23,315	107,340	—	212,157	191	483,526
Total	391,674	309,858	242,906	142,228	1,170	271,313	4,923	1,364,072
Total loans	$1,430,343	$503,200	$321,282	$357,616	$32,309	$276,687	$35,225	$2,956,662

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of June 30, 2015 totaled $169.4 million, of which $168.7 million were grouped into pools and $750 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2014 totaled $206.1 million, of which $205.4 million were grouped into pools and $712 thousand were accounted for on an individual loan basis.

Due to the significance of the acquired loan portfolio and related acquisition accounting adjustments, the Company's current period credit metrics and ratios may not be comparable to those in prior periods or to credit metrics and ratios other financial institutions. Specifically, the current period (i) ALLL to total loans, (ii) ALLL to nonperforming loans, (iii) nonperforming loans to total loans, (iv) nonperforming assets to total assets, and (v) net charge-offs to average loans may not be comparable to prior periods or other financial institutions.

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

Nonperforming loans as a percentage of total loans was 1.10 percent as of June 30, 2015 compared to 0.92 percent as of December 31, 2014 and 1.53 percent as of June 30, 2014. Total nonperforming assets as a percentage of total assets was 1.06 percent as of June 30, 2015 compared to 0.93 percent as of December 31, 2014 and 1.44 percent as of June 30, 2014. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2015	December 31, 2014

Nonaccrual loans	$25,692	$17,949
Accruing loans past due 90 days or more (1)	6,800	8,810
Foreclosed assets:
Residential real estate	2,025	2,016
All other foreclosed assets	11,522	10,875
Total nonperforming assets	$46,039	$39,650

Restructured loans not included above	$2,333	$3,948
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$17,029	1.19%	$9,268	0.68%
Commercial and industrial	5,765	1.15	6,224	1.33
Construction and development	1,298	0.40	3,843	1.04
Consumer:
Residential real estate	5,361	1.50	4,891	1.36
Construction and development	529	1.64	372	1.24
Home equity	2,194	0.79	1,909	0.69
Consumer	316	0.90	252	0.68
Total nonperforming loans	$32,492	1.10%	$26,759	0.92%

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

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. For loans evaluated collectively for impairment, loans are grouped based on common risk characteristics which include loan type and risk grade. Historical loss rates are calculated based on the historical probability of default ("PD") and loss given default ("LGD") for each loan grouping. PDs represent the likelihood that a loan will default within a one year period of time, and LGDs represent the estimated magnitude of loss the Company will incur if a loan defaults. A loan is considered to be in default if it becomes 90 days or more past due, meets the criteria for nonaccrual status, or incurs a charge-off. Historical loss rates are developed with four years of trailing default and loss data. These historical loss rates are then combined with certain qualitative factors to determine the ALLL reserve rates for each loan grouping. Qualitative factors include consideration of certain internal and external factors, such as loan delinquency levels and trends, loan growth, loan portfolio composition and concentrations, local and national economic conditions, the loan review function, and other factors management deems relevant to the ALLL calculation.

In the second quarter of 2015, the Company enhanced its ALLL methodology by transitioning to the PD/LGD approach to calculating historical loss rates by loan grouping, as previously described. In prior periods, the Company calculated historical loss rates by loan type and then weighted these loss rates across its risk grade scale. Both methods use historical loss rates to calculate reserves on loans evaluated collectively for impairment, but the Company believes the current PD/LGD approach provides a more precise estimate of loan losses across the risk grade scale based on actual default data. The enhanced ALLL calculation did not have a material impact on the total ALLL as of June 30, 2015 or on the provision for loan losses in the second quarter of 2015, however, the enhanced ALLL methodology did change the allocation of ALLL across certain loan classes, particularly commercial and industrial and construction and development loans. The Company held other significant inputs into the ALLL model consistent, such as the "lookback" period used to develop historical loss rates, loan groupings for collective evaluation, and the application of qualitative factors.

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

The following table presents the allocation of the ALLL for the periods presented.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$3,137	37.53%	$2,796	35.77%
Commercial and industrial	1,960	23.45	1,274	16.30
Construction and development	665	7.96	1,691	21.63
Consumer:
Residential real estate	1,327	15.88	1,237	15.82
Construction and development	269	3.22	194	2.48
Home equity	775	9.27	546	6.98
Consumer	225	2.69	79	1.02
Total allowance for loan losses	$8,358	100.00%	$7,817	100.00%

In addition to the impact of the methodology enhancements on the ALLL calculation, current changes in the composition of the loan portfolio also contributed to changes in ALLL balances by loan class. Among non-PCI loans that are collectively evaluated for impairment, commercial real estate loans and commercial and industrial loans increased $91.7 million and $32.2 million, respectively, from December 31, 2014, to June 30, 2015. Commercial construction loans declined $37.0 million during the same period, as construction loans were either repaid or transferred to another loan class when the construction project ended and the permanent financing phase began. The reduction in outstanding commercial construction loans included a $2.5 million or 66.2% reduction in balances identified as nonperforming.

The following table summarizes changes in the ALLL for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

ALLL, beginning of period	$8,284	$7,213	$7,817	$7,043
Charge-offs:
Commercial:
Commercial real estate	157	—	256	242
Commercial and industrial	602	205	971	446
Construction and development	51	—	67	196
Consumer:
Residential real estate	120	11	130	207
Home equity	183	83	318	271
Consumer	112	36	248	132
Total charge-offs	1,225	335	1,990	1,494
Recoveries:
Commercial:
Commercial real estate	7	1	12	5
Commercial and industrial	114	23	250	28
Construction and development	5	2	10	2
Consumer:
Residential real estate	28	13	52	24
Home equity	113	64	154	76
Consumer	38	6	71	13
Total recoveries	305	109	576	148
Net charge-offs	920	226	1,414	1,346
Provision for loan losses	994	464	1,955	1,754
ALLL, end of period	$8,358	$7,451	$8,358	$7,451

Net charge-offs to average loans (annualized)	0.12%	0.07%	0.10%	0.20%
The ALLL to total loans ratio was 0.28 percent as of June 30, 2015 compared to 0.27 percent as of December 31, 2014. The adjusted ALLL, which includes the ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 2.17 percent of total loans as of December 31, 2014 to 1.88 percent of total loans as of June 30, 2015. The reduction in adjusted ALLL resulted primarily from lower loss rates used in the ALLL model due to improvement in charge-off levels and continued accretion of acquisition accounting fair value adjustments. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	June 30, 2015	December 31, 2014

Allowance for loan losses (GAAP)	$8,358	$7,817
Net acquisition accounting fair value discounts to loans	47,160	55,166
Adjusted allowance for loan losses	$55,518	$62,983
Loans	$2,955,771	$2,898,266
Adjusted allowance for loan losses to loans (Non-GAAP)	1.88%	2.17%

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2015, brokered deposits represented 10.3 percent of total deposits.

Total deposits as of June 30, 2015 were $3.24 billion, which was a decrease of $4.3 million from December 31, 2014. As of June 30, 2015 and December 31, 2014, the Company had outstanding time deposits under $100 thousand of $556.0 million and $547.5 million, respectively, and time deposits over $100 thousand of $521.9 million and $544.8 million, respectively.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

Composition of Deposit Portfolio:	June 30, 2015	December 31, 2014

Non-interest demand	21.5%	21.0%
Interest-bearing demand	14.7	14.5
Money market and savings	30.6	30.9
Time deposits	33.2	33.6
Total	100.0%	100.0%

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$676,858	20.96%	—%	$211,182	12.74%	—%
Interest-bearing demand	475,546	14.73	0.13	348,379	20.99	0.17
Money market and savings	997,732	30.90	0.29	469,363	28.28	0.27
Time deposits	1,078,460	33.41	0.82	630,571	37.99	0.76
Total average deposits	$3,228,596	100.00%	0.38%	$1,659,495	100.00%	0.40%

	Six months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$667,280	20.69%	—%	$220,269	13.17%	—%
Interest-bearing demand	473,233	14.67	0.14	349,180	20.87	0.19
Money market and savings	1,000,444	31.02	0.29	473,315	28.28	0.28
Time deposits	1,084,205	33.62	0.78	630,649	37.68	0.74
Total average deposits	$3,225,162	100.00%	0.37%	$1,673,413	100.00%	0.40%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.38 percent in the second quarter of 2015 compared to 0.40 percent in the second quarter of 2014 due to changes in deposit mix and lower deposit interest rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $355.5 million and $250.5 million as of June 30, 2015 and December 31, 2014, respectively, and consisted of FHLB advances maturing within twelve months. The balance of short-term FHLB advances increased during the year-to-date period to partially fund loan growth and to compensate for the preferred stock redemption. The Company also shifted some its maturities from long-term to short-term as the mix of loan originations and loans in the pipeline continue to be weighted towards variable rate lending.

Long-term debt totaled $147.3 million as of June 30, 2015, which was a decrease from $180.2 million as of December 31, 2014. Long-term debt included outstanding long-term FHLB advances of $71.5 million and $104.7 million as of June 30, 2015 and December 31, 2014, respectively. Long-term debt also included $7.1 million in a subordinated term loan due in 2018 as well as $38.1 million in fixed rate subordinated notes due in 2023. As of June 30, 2015, long-term debt also included a total of $24.7 million in junior subordinated debentures issued to various unconsolidated trusts which were formed to issue trust preferred securities. This amount grew from a balance of $24.4 million as of December 31, 2014 due to accretion of fair value discounts related to the trust preferred securities. Capital lease obligations, which are included in long-term debt, totaled $5.9 million and $6.0 million as of June 30, 2015 and December 31, 2014, respectively.

Shareholders’ Equity

Total shareholders’ equity was $548.1 million as of June 30, 2015, which was a decrease of $9.7 million from December 31, 2014. The decrease was primarily due to the preferred stock redemption of $28.4 million in the second quarter of 2015, a $1.7 million net other comprehensive loss, and $821 thousand of dividends paid on preferred stock prior to the redemption. The decrease was partially offset by $21.0 million of year-to-date 2015 net income.

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

Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, available borrowings from the FHLB, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Bank. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases. The primary uses of liquidity at the holding company are common stock dividends, debt payments on its subordinated debt and TRUPs, and operating expenses. The primary sources of liquidity at the holding company are dividend distributions from the Bank. In addition, on July 2, 2014, the holding company entered into a loan agreement with a correspondent bank providing for a revolving loan of up to an aggregate principal amount of $10.0 million. Borrowings under the loan agreement accrue interest at LIBOR plus 4.0 percent. The loan agreement will expire on July 1, 2016. However, the Company may extend the maturity date by twelve months so long as it is not in default under the loan agreement. The obligations of the loan agreement are secured by, among other things, a pledge of all of the capital stock of the Bank.

As of June 30, 2015, the Company's most liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold, and investment securities available for sale) totaled $772.0 million, which represented 18 percent of total assets and 24 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company had available off-balance sheet liquidity in the form of secured and unsecured lines of credit from various correspondent banks which totaled $367.2 million as of June 30, 2015. As of June 30, 2015, outstanding commitments for undisbursed lines of credit and letters of credit totaled $758.9 million, standby letters of credit issued by the FHLB on the Bank's behalf totaled $10.0 million, and outstanding capital commitments to a private investment fund were $2.7 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $3.46 billion, or 80 percent, of total assets as of June 30, 2015, compared to $3.50 billion or 82 percent of total assets as of December 31, 2014.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2015
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$590,877	$261,038	$225,947	$—	$1,077,862
Short-term borrowings	355,500	—	—	—	355,500
Long-term debt	—	67,226	13,973	66,066	147,265
Operating leases	3,956	6,258	4,022	4,879	19,115
Capital leases	567	1,159	1,203	6,313	9,242
Total contractual obligations	$950,900	$335,681	$245,145	$77,258	$1,608,984

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

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies. The Basel III Rules, which became effective for both the Company and the Bank on January 1, 2015, include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

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

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from previous rules). The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios.

The Company's and the Bank’s capital amounts and ratios as of June 30, 2015 are presented in the table below.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$427,313	11.85%	$288,361	8.00%	N/A	N/A
Tier 1 risk-based capital	375,192	10.41%	216,271	6.00%	N/A	N/A
Common equity Tier 1	375,192	10.41%	162,203	4.50%	N/A	N/A
Tier 1 leverage capital	375,192	9.22%	162,765	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$428,069	11.90%	$287,875	8.00%	$359,844	10.00%
Tier 1 risk-based capital	413,999	11.50%	215,907	6.00%	287,875	8.00%
Common equity Tier 1	413,999	11.50%	161,930	4.50%	233,899	6.50%
Tier 1 leverage capital	413,999	10.17%	162,846	4.00%	203,558	5.00%

In the second quarter of 2015, the Company redeemed $28.4 million of outstanding preferred stock that had originally been issued to the U.S. Treasury in connection with its TARP Capital Purchase Program.

On July 22, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock, payable August 20, 2015, to shareholders of record as of August 6, 2015. This is the first common stock dividend the Company has declared and reflects the strength of its performance since the Mergers last year.

The Company's tangible book value per common share was $12.01 as of June 30, 2015, which was an increase from $11.41 as of December 31, 2014. Tangible common equity to tangible assets increased to 9.16 percent as of June 30, 2015 from 8.80 percent as of December 31, 2014. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are both non-GAAP financial metrics.

(Dollars in thousands)	June 30, 2015	December 31, 2014

Total shareholders' equity	$548,116	$557,802
Less: Preferred stock	—	28,405
Less: Goodwill and other intangible assets, net	167,237	168,829
Tangible common equity	380,879	360,568
Common shares outstanding	31,712,021	31,599,150
Tangible book value per share	$12.01	$11.41

Total assets	$4,327,052	$4,268,034
Less: Goodwill and other intangible assets, net	167,237	168,829
Tangible assets	$4,159,815	$4,099,205
Tangible common equity to tangible assets	9.16%	8.80%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is governed by policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income ("NII") at risk, which measures the impact on NII over the next twelve and twenty-four months to immediate changes in interest rates and (2) net economic value of equity ("EVE"), which measures the impact on the present value of net assets to immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. Gap analysis, which is the difference between the amount of balance sheet assets and liabilities repricing within a specified time period, is used as a secondary measure of the Company's interest rate risk position. All of these models are subject to ALCO guidelines and are monitored regularly.

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty-four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve-month and twenty four-month NII projections are then developed using the same balance sheet but with the new yield curves, and these results are compared to the base scenario. The Company also models other scenarios to evaluate potential NII at risk such as a gradual ramp in interest rates, a flattening yield curve, a steepening yield curve, and others that management deems appropriate.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2015.

	June 30, 2015
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	12.75%	5.65%
+ 3.0%	9.32	4.61
+ 2.0%	4.97	3.35
+ 1.0%	1.30	1.79
No change	—	—
- 1.0%	(1.38)	(3.53)

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company and Yadkin Bank have been named defendants in legal actions arising from normal business activities in which damages in various amounts are claimed. Although the amount of any unrecorded liability with respect to such matters cannot be determined, in the opinion of management, any additional liability arising from these matters will not have a material effect on Yadkin's consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Shareholders and other interested parties may initiate communications with the Board, the Chairman, the Lead Independent Director, the Independent Directors as a group or any individual director or directors by writing to our Secretary at: 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612. You should indicate on the outside of the envelope the intended recipient of your communication (i.e., the full Board, the Independent Directors as a group or any individual director or directors). The Board has instructed our Secretary to review such correspondence and, at her discretion, not to forward items if she deems them to be of a commercial or frivolous nature or otherwise inappropriate for the recipient's consideration.

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

YADKIN FINANCIAL CORPORATION

Date:	August 7, 2015	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer