Form 10-Q
period 2015-09-30
YADKIN FINANCIAL Corp
filed 2015-11-06
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2015

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 31,064,442 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of November 5, 2015.

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2015 and December 31, 2014

(Dollars in thousands, except share data)	September 30, 2015	December 31, 2014*
Assets
Cash and due from banks	$54,667	$65,312
Interest-earning deposits with banks	23,088	66,548
Federal funds sold	—	505
Investment securities available for sale, at fair value	713,492	672,421
Investment securities held to maturity	39,292	39,620
Loans held for sale	37,962	20,205
Loans	2,979,779	2,898,266
Allowance for loan losses	(9,000)	(7,817)
Net loans	2,970,779	2,890,449
Purchased accounts receivable	69,383	44,821
Federal Home Loan Bank stock, at cost	22,932	19,499
Premises and equipment, net	75,530	80,379
Bank-owned life insurance	78,397	76,990
Foreclosed assets	11,793	12,891
Deferred tax asset, net	54,402	73,059
Goodwill	152,152	152,152
Other intangible assets, net	14,324	16,677
Accrued interest receivable and other assets	44,033	36,506
Total assets	$4,362,226	$4,268,034

Liabilities
Deposits:
Non-interest demand	$730,928	$680,387
Interest-bearing demand	484,187	469,898
Money market and savings	1,001,739	1,004,796
Time	1,030,915	1,092,283
Total deposits	3,247,769	3,247,364
Short-term borrowings	395,500	250,500
Long-term debt	129,859	180,164
Accrued interest payable and other liabilities	32,301	32,204
Total liabilities	3,805,429	3,710,232

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 28,405 shares issued and outstanding at December 31, 2014	—	28,405
Common stock, $1.00 par value, 75,000,000 shares authorized; 31,711,901 and 31,599,150 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	31,712	31,599
Common stock warrants	717	717
Additional paid-in capital	492,387	492,014
Retained earnings	36,109	7,311
Accumulated other comprehensive loss	(4,128)	(2,244)
Total shareholders' equity	556,797	557,802
Total liabilities and shareholders' equity	$4,362,226	$4,268,034
See accompanying Notes to Consolidated Financial Statements.

*	Derived from the audited consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Loans	$40,300	$41,667	$120,500	$81,453
Investment securities	3,957	3,756	11,739	7,733
Federal funds sold and interest-earning deposits	47	38	142	90
Total interest income	44,304	45,461	132,381	89,276
Interest expense
Deposits	3,097	2,374	9,059	5,690
Short-term borrowings	437	65	1,057	238
Long-term debt	1,465	1,510	4,457	3,571
Total interest expense	4,999	3,949	14,573	9,499
Net interest income	39,305	41,512	117,808	79,777
Provision for loan losses	1,576	816	3,531	2,570
Net interest income after provision for loan losses	37,729	40,696	114,277	77,207
Non-interest income
Service charges and fees on deposit accounts	3,566	3,265	10,314	6,068
Government-guaranteed lending	3,009	2,072	9,559	6,533
Mortgage banking	1,731	1,520	4,686	2,368
Bank-owned life insurance	470	572	1,407	1,267
Gain (loss) on sales of available for sale securities	—	(96)	85	122
Gain on sale of branch	—	415	—	415
Other	2,022	1,313	4,386	2,582
Total non-interest income	10,798	9,061	30,437	19,355
Non-interest expense
Salaries and employee benefits	14,528	16,800	45,121	34,555
Occupancy and equipment	4,641	4,856	14,077	10,066
Data processing	1,851	1,255	5,668	3,276
FDIC deposit insurance premiums	732	700	2,218	1,455
Professional services	1,196	1,153	3,695	2,512
Foreclosed asset expenses, net	277	129	910	542
Loan, collection, and repossession expense	931	1,192	2,717	2,226
Merger and conversion costs	104	17,270	299	20,547
Restructuring charges	50	180	3,251	1,109
Amortization of other intangible assets	761	845	2,353	1,296
Other	3,777	3,807	11,813	7,778
Total non-interest expense	28,848	48,187	92,122	85,362
Income before income taxes	19,679	1,570	52,592	11,200
Income tax expense	7,891	621	19,813	4,806
Net income	11,788	949	32,779	6,394
Dividends on preferred stock	—	630	822	630
Net income attributable to non-controlling interests	—	—	—	2,466
Net income available to common shareholders	$11,788	$319	$31,957	$3,298

Net income per common share
Basic	$0.37	$0.01	$1.01	$0.20
Diluted	0.37	0.01	1.01	0.20

Weighted average common shares outstanding
Basic	31,608,909	31,597,659	31,608,287	16,760,777
Diluted	31,686,150	31,602,192	31,647,866	16,762,304

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$11,788	$949	$32,779	$6,394
Other comprehensive income (loss):
Securities available for sale:
Unrealized net gains (losses) on available for sale securities	4,813	(3,360)	2,617	4,020
Tax effect	(1,841)	1,295	(887)	(1,549)
Reclassification of (gains) losses on sales of securities	—	96	(85)	(122)
Tax effect	—	(37)	33	47
Net of tax amount	2,972	(2,006)	1,678	2,396
Cash flow hedges:
Unrealized net gains (losses) on cash flow hedges	(5,156)	423	(5,826)	(1,800)
Tax effect	1,980	(161)	2,238	684
Reclassification of amounts into interest expense from termination of interest rate swaps	35	—	43	—
Tax effect	(14)	—	(17)	—
Net of tax amount	(3,155)	262	(3,562)	(1,116)
Total other comprehensive income (loss)	(183)	(1,744)	(1,884)	1,280
Comprehensive income (loss)	$11,605	$(795)	$30,895	$7,674

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance at December 31, 2013	—	$—	9,219,406	$9,219	$—	$144,964	$(10,659)	$(2,725)	$140,799	$97,260	$238,059
Net income	—	—	—	—	—	—	3,928	—	3,928	2,466	6,394
Other comprehensive income	—	—	—	—	—	—	—	214	214	1,066	1,280
Stock-based compensation	—	—	—	—	—	685	—	—	685	111	796
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	138	138
Issuance of subsidiary common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Dividends paid on subsidiary preferred stock	—	—	—	—	—	—	(630)	—	(630)	(314)	(944)
Repurchase of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Repurchase of subsidiary common stock warrants	—	—	—	—	—	—	—	—	—	(2,552)	(2,552)
Reverse merger with Piedmont Community Bank Holdings, Inc. and VantageSouth Bancshares, Inc.	28,405	28,405	22,431,701	22,432	717	355,557	—	(480)	406,631	(98,394)	308,237
Distribution to legacy Piedmont Community Bank Holdings, Inc. shareholders	—	—	—	—	—	(9,809)	—	—	(9,809)	—	(9,809)
Cancellation of restricted shares for tax withholding	—	—	(52,200)	(52)	—	(820)	—	—	(872)	—	(872)
Cancellation of fractional shares	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Balance as of September 30, 2014	28,405	$28,405	31,598,907	$31,599	$717	$491,864	$(7,361)	$(2,894)	$542,330	$—	$542,330

Balance as of December 31, 2014	28,405	$28,405	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802	$—	$557,802
Net income	—	—	—	—	—	—	32,779	—	32,779	—	32,779
Other comprehensive loss	—	—	—	—	—	—	—	(1,884)	(1,884)	—	(1,884)
Restricted stock grants	—	—	103,000	103	—	(103)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	366	—	—	366	—	366
Stock options exercised	—	—	9,871	10	—	110	—	—	120	—	120
Cancellation of fractional shares	—	—	(120)	—	—	—	—	—	—	—	—
Redemption of preferred stock	(28,405)	(28,405)	—	—	—	—	—	—	(28,405)	—	(28,405)
Dividends paid on common stock	—	—	—	—	—	—	(3,159)	—	(3,159)	—	(3,159)
Dividends paid on preferred stock	—	—	—	—	—	—	(822)	—	(822)	—	(822)
Balance as of September 30, 2015	—	$—	31,711,901	$31,712	$717	$492,387	$36,109	$(4,128)	$556,797	$—	$556,797

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$32,779	$6,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	366	796
Provision for loan losses	3,531	2,570
Accretion of acquisition discount on purchased loans	(18,899)	(19,772)
Depreciation	4,646	2,659
Amortization of core deposit intangible	2,353	1,296
Amortization of acquisition premium on time deposits	(2,587)	(2,525)
Net accretion of acquisition discount on long-term debt	388	12
Gain on sale of branch	—	(415)
(Gain) loss on mortgage loan commitments	(298)	45
Gain on sales of loans held for sale	(13,380)	(5,243)
Originations of loans held for sale	(300,605)	(133,412)
Proceeds from sales of loans held for sale	296,228	136,161
Increase in cash surrender value of bank-owned life insurance	(1,407)	(1,046)
Deferred income taxes	19,740	4,806
Gain on sales of available for sale securities	(85)	(122)
Net amortization of premiums on available for sale securities	4,557	2,253
Net (gain) loss on disposal of foreclosed assets	(144)	20
Valuation adjustments on foreclosed assets	605	599
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(431)	(5,851)
Increase in other assets	(12,296)	(7,986)
Increase (decrease) in accrued interest payable	(785)	232
Increase in other liabilities	882	3,329
Net cash provided by (used in) operating activities	15,158	(15,200)
Cash flows from investing activities
Purchases of investment securities available for sale	(129,623)	(343,769)
Purchases of investment securities held to maturity	—	(39,776)
Proceeds from maturities and repayments of investment securities available for sale	67,770	284,085
Proceeds from call of investment securities held to maturity	—	500
Proceeds from sales of investment securities available for sale	19,169	28,549
Loan originations and principal collections, net	(70,109)	(54,760)
Proceeds from sales of loans	—	2,500
Net cash received in business combinations	—	36,116
Net cash paid in branch sale	—	(10,837)
Purchases of trade accounts receivable, net	(24,562)	(13,731)
Purchases of premises and equipment	(1,524)	(6,496)
Disposals of premises and equipment	1,727	4,295
Proceeds from disposal of foreclosed assets	5,784	4,758
Purchases of Federal Home Loan Bank stock	(3,433)	(6,613)
Purchase of bank-owned life insurance	—	(15,000)
Net cash used in investing activities	(134,801)	(130,179)

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from financing activities
Net increase in deposits	2,992	16,499
Net change in short-term borrowings	112,500	(118,379)
Proceeds from issuance of long-term debt	—	249,990
Repayments of long-term debt	(18,193)	—
Proceeds from exercise of stock options	120	138
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	44,466
Repurchase of subsidiary preferred stock	—	(42,849)
Repurchase of subsidiary common stock warrants	—	(2,552)
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	—	(9,809)
Cancellation of restricted stock for tax withholding	—	(872)
Cancellation and payout of fractional shares issued in merger	—	(14)
Repurchase of preferred stock	(28,405)	—
Dividends paid on subsidiary preferred stock	—	(314)
Dividends paid on preferred stock	(822)	(630)
Dividends paid on common stock	(3,159)	—
Net cash provided by financing activities	65,033	135,674
Net change in cash and cash equivalents	(54,610)	(9,705)
Cash and cash equivalents, beginning of period	132,365	100,780
Cash and cash equivalents, end of period	$77,755	$91,075

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$17,557	$10,573
Income taxes	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$5,147	$4,267
Change in fair value of securities available for sale, net of tax	1,678	2,396
Change in fair value of cash flow hedge, net of tax	(3,562)	(1,116)

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Recently Adopted and Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The new guidance requires acquirers to recognize adjustments to provisional amounts (that are identified during the measurement period) in the reporting period in which the adjustment amounts are determined. The new guidance also requires such amounts to be disclosed in the consolidated financial statements. The Company early adopted this guidance effective September 30, 2015. The adoption of this guidance was not material to the consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07:  Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (a Consensus of the Emerging Issues Task Force). The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03:  Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015 and are to be applied retrospectively. As of September 30, 2015, the Company had $607 of debt issuance costs that were included in other assets. These costs will be reclassified to reduce the carrying amount of the related debt liability on the effective date.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU No. 2014-09 provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU No. 2014-09 are effective for periods beginning after December 15, 2017. Early adoption is allowed. Yadkin continues to evaluate the potential impact of ASU No. 2014-09 on its consolidated financial statements.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Weighted average number of common shares	31,608,909	31,597,659	31,608,287	16,760,777
Effect of dilutive stock options and warrants	77,241	4,533	39,579	1,527
Weighted average number of common shares and dilutive potential common shares	31,686,150	31,602,192	31,647,866	16,762,304

Anti-dilutive stock options	33,695	51,247	34,695	17,270
Anti-dilutive stock warrants	91,178	91,178	91,178	30,727

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE C – MERGERS AND ACQUISITIONS

Proposed Acquisition of NewBridge Bancorp and NewBridge Bank

On October 12, 2015, the Company entered into an Agreement and Plan of Merger (the "NewBridge Merger Agreement") with NewBridge Bancorp ("NewBridge"), a bank holding company incorporated in North Carolina and headquartered in Greensboro, North Carolina, pursuant to which the Company will acquire NewBridge and NewBridge's wholly-owned subsidiary, NewBridge Bank, which will be merged with and into Yadkin Bank. For additional information regarding the proposed acquisition, see Note K.

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
(o) Amount reflects an adjustment to estimated fair value of the acquired core deposit intangible.(p) Amount reflects adjustments to acquired deferred tax assets and the tax impact of adjustments (o) and (q).
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

Nine months ended September 30, 2014

Net interest income	$118,700

Net income	19,778

Net income available to common shareholders	17,981

Basic income per common share	0.58

Diluted income per common share	0.57

Weighted average basic common shares outstanding	31,193,728

Weighted average diluted common shares outstanding	31,296,065

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$19,938	$119	$—	$20,057
SBA-guaranteed securities	58,133	288	245	58,176
Mortgage-backed securities issued by GSEs	399,890	2,526	2,048	400,368
Municipal bonds	49,522	613	41	50,094
Corporate bonds	130,683	839	670	130,852
Collateralized loan obligations	47,506	—	2	47,504
Non-agency RMBS	3,943	98	14	4,027
Non-agency CMBS	454	—	1	453
Other debt securities	245	—	—	245
Equity securities	2,381	19	684	1,716
Total securities available for sale	$712,695	$4,502	$3,705	$713,492

Securities held to maturity:
Municipal bonds	$39,292	$984	$—	$40,276

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,914	$30	$—	$14,944
SBA-guaranteed securities	60,408	84	372	60,120
Mortgage-backed securities issued by GSEs	428,076	1,086	3,879	425,283
Municipal bonds	39,907	355	4	40,258
Corporate bonds	118,799	1,261	148	119,912
Non-agency RMBS	4,961	3	1	4,963
Non-agency CMBS	3,576	2	—	3,578
Other debt securities	498	—	—	498
Equity securities	3,017	1	153	2,865
Total securities available for sale	$674,156	$2,822	$4,557	$672,421

Securities held to maturity:
Municipal bonds	$39,620	$966	$—	$40,586

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Securities available for sale:
SBA-guaranteed securities	$—	$—	$25,388	$245	$25,388	$245
Mortgage-backed securities issued by GSEs	24,267	94	120,913	1,954	145,180	2,048
Municipal bonds	1,327	41	—	—	1,327	41
Corporate bonds	47,741	559	3,708	111	51,449	670
Collateralized loan obligations	17,383	2	—	—	17,383	2
Non-agency RMBS	81	1	951	13	1,032	14
Non-agency CMBS	453	1	—	—	453	1
Equity securities	1,514	684	—	—	1,514	684
Total temporarily impaired AFS securities	$92,766	$1,382	$150,960	$2,323	$243,726	$3,705

December 31, 2014
Securities available for sale:
SBA-guaranteed securities	$94	$1	$41,950	$371	$42,044	$372
Mortgage-backed securities issued by GSEs	152,186	1,117	149,746	2,762	301,932	3,879
Municipal bonds	1,953	4	—	—	1,953	4
Corporate bonds	18,123	64	3,767	84	21,890	148
Non-agency RMBS	1,318	1	—	—	1,318	1
Equity securities	2,711	153	—	—	2,711	153
Total temporarily impaired AFS securities	$176,385	$1,340	$195,463	$3,217	$371,848	$4,557

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below summarizes the number of investment securities in an unrealized loss position.

	September 30, 2015	December 31, 2014

Securities available for sale:
SBA-guaranteed securities	11	19
Mortgage-backed securities issued by GSEs	59	76
Municipal bonds	2	6
Corporate bonds	13	5
Collateralized loan obligations	3	—
Non-agency RMBS	2	1
Non-agency CMBS	1	—
Equity securities	3	4
Total number of AFS securities in an unrealized loss position	94	111
Securities held to maturity:
Municipal bonds	—	—
Total number of investment securities in an unrealized loss position	94	111

As of September 30, 2015, fifty-two securities had been in an unrealized loss position for more than a twelve month period. The Company had $111 thousand and $13 thousand in gross unrealized losses on one corporate bond and one non-agency RMBS, respectively, that had been in unrealized loss positions for more than twelve months as of September 30, 2015. These were the only securities in loss positions for this period of time that were not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for this corporate issuer, the Company does not believe the unrealized loss on this bond was due to credit events.

The securities in an unrealized loss position as of September 30, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of September 30, 2015 and December 31, 2014, investment securities with carrying values of $292,624 and $314,184, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$67,453	$68,128	$30,365	$30,536
Due after one year through five years	337,798	339,441	294,557	295,252
Due after five years through ten years	266,568	265,783	313,733	311,313
Due after ten years	38,495	38,424	32,484	32,455
Equity securities	2,381	1,716	3,017	2,865
	$712,695	$713,492	$674,156	$672,421
Securities held to maturity:
Due after one year through five years	$31,541	$32,268	$20,177	$20,747
Due after five years through ten years	4,083	4,182	15,836	16,092
Due after ten years	3,668	3,826	3,607	3,747
	$39,292	$40,276	$39,620	$40,586

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes securities gains for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Gross gains on sales of securities available for sale	$—	$217	$85	$435
Gross losses on sales of securities available for sale	—	(313)	—	(313)
Total securities gains (losses)	$—	$(96)	$85	$122

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	September 30, 2015	December 31, 2014
Commercial:
Commercial real estate	$1,428,694	$1,355,536
Commercial and industrial	526,658	468,848
Construction and development	317,514	370,807
Consumer:
Residential real estate	347,265	360,249
Construction and development	50,281	30,061
Home equity	274,151	276,662
Other consumer	36,196	36,874
Gross loans	2,980,759	2,899,037
Less:
Deferred loan fees	(980)	(771)
Allowance for loan losses	(9,000)	(7,817)
Net loans	$2,970,779	$2,890,449

As of September 30, 2015, and December 31, 2014, loans with a recorded investment of $936,883 and $828,365, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Balance, beginning of period	$24,100	$20,209	$25,181	$25,349
Loans purchased	—	8,604	—	8,604
Accretion of income	(3,246)	(3,831)	(10,164)	(9,879)
Reclassifications from nonaccretable difference	606	499	4,661	2,973
Other, net	2,100	878	3,882	(688)
Balance, end of period	$23,560	$26,359	$23,560	$26,359

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $179,074 and $228,956 as of September 30, 2015 and December 31, 2014, respectively.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended September 30, 2015
Beginning balance	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358
Charge-offs	(103)	(406)	(134)	(312)	—	(475)	(101)	(1,531)
Recoveries	44	429	10	57	—	9	48	597
Provision for loan losses	319	185	201	232	(15)	593	61	1,576
Ending balance	$3,397	$2,168	$742	$1,304	$254	$902	$233	$9,000

Nine months ended September 30, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(359)	(1,377)	(201)	(442)	—	(793)	(349)	(3,521)
Recoveries	56	679	20	109	27	163	119	1,173
Provision for loan losses	904	1,592	(768)	400	33	986	384	3,531
Ending balance	$3,397	$2,168	$742	$1,304	$254	$902	$233	$9,000

Three months ended September 30, 2014
Beginning balance	$2,553	$878	$1,393	$1,786	$181	$561	$99	$7,451
Charge-offs	(113)	(170)	(70)	(251)	—	(100)	(78)	(782)
Recoveries	13	3	67	49	—	14	10	156
Provision for loan losses	554	188	115	(129)	4	25	59	816
Ending balance	$3,007	$899	$1,505	$1,455	$185	$500	$90	$7,641

Nine months ended September 30, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(355)	(616)	(266)	(458)	—	(371)	(210)	(2,276)
Recoveries	18	31	69	73	—	90	23	304
Provision for loan losses	925	679	302	167	(2)	305	194	2,570
Ending balance	$3,007	$899	$1,505	$1,455	$185	$500	$90	$7,641

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	September 30, 2015
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$209	$138	$58	$132	$—	$—	$—	$537
Collectively evaluated for impairment	2,771	2,009	679	637	248	555	166	7,065
Purchased credit-impaired	417	21	5	535	6	347	67	1,398
Total	$3,397	$2,168	$742	$1,304	$254	$902	$233	$9,000

Loans:
Ending balance:
Individually evaluated for impairment	$14,070	$3,120	$461	$3,439	$—	$19	$—	$21,109
Collectively evaluated for impairment	1,319,836	509,184	298,963	316,924	48,894	270,335	35,853	2,799,989
Purchased credit-impaired	94,788	14,354	18,090	26,902	1,387	3,797	343	159,661
Total	$1,428,694	$526,658	$317,514	$347,265	$50,281	$274,151	$36,196	$2,980,759

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

In the second quarter of 2015, the Company enhanced its ALLL methodology by transitioning to the PD/LGD approach to calculating historical loss rates by loan grouping, as previously described. In prior periods, the Company calculated historical loss rates by loan type and then weighted these loss rates across its risk grade scale. Both methods use historical loss rates to calculate reserves on loans evaluated collectively for impairment, but the Company believes the enhanced PD/LGD approach provides a more precise and consistent estimate of loan losses across the risk grade scale based on actual default data. The enhanced ALLL calculation did not have a material impact on the total ALLL as of June 30, 2015, or on the provision for loan losses in the second quarter of 2015; however, the enhanced ALLL methodology did change the allocation of ALLL across certain loan classes, particularly commercial and industrial and construction loans. The Company held other significant inputs into the ALLL model consistent, such as the "lookback" period used to develop historical loss rates, the loan groupings for collective evaluation, and the application of qualitative factors. There were also no changes to the Company's evaluation of individually impaired loans.

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

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Non-PCI Loans
Commercial:
Real estate	$1,277,936	$32,061	$23,909	$—	$1,333,906
Commercial and industrial	492,049	4,128	16,127	—	512,304
Construction and development	295,080	3,353	936	55	299,424
Consumer:
Residential real estate	307,614	5,028	7,721	—	320,363
Construction and development	47,407	744	743	—	48,894
Home equity	261,375	4,685	4,294	—	270,354
Other consumer	35,135	326	392	—	35,853
Total	$2,716,596	$50,325	$54,122	$55	$2,821,098

PCI Loans
Commercial:
Real estate	$43,698	$32,909	$18,181	$—	$94,788
Commercial and industrial	12,323	669	1,362	—	14,354
Construction and development	7,131	4,647	6,312	—	18,090
Consumer:
Residential real estate	12,203	7,439	7,260	—	26,902
Construction and development	350	407	630	—	1,387
Home equity	421	2,058	1,087	231	3,797
Other consumer	1	277	65	—	343
Total	$76,127	$48,406	$34,897	$231	$159,661

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$1,187,938	$32,142	$12,915	$—	$1,232,995
Commercial and industrial	433,093	15,148	6,510	79	454,830
Construction and development	334,213	2,128	2,109	—	338,450
Consumer:
Residential real estate	316,743	4,527	8,351	—	329,621
Construction and development	27,447	735	254	—	28,436
Home equity	264,953	4,238	3,143	—	272,334
Other consumer	35,736	237	269	2	36,244
Total	$2,600,123	$59,155	$33,551	$81	$2,692,910

PCI Loans
Commercial:
Real estate	$57,095	$45,711	$19,735	$—	$122,541
Commercial and industrial	7,408	2,936	3,674	—	14,018
Construction and development	6,857	16,374	9,126	—	32,357
Consumer:
Residential real estate	12,703	8,206	9,719	—	30,628
Construction and development	189	723	713	—	1,625
Home equity	143	2,827	1,358	—	4,328
Other consumer	2	488	140	—	630
Total	$84,397	$77,265	$44,465	$—	$206,127

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
September 30, 2015
Non-PCI Loans
Commercial:
Real estate	$8,836	$5,071	$13,907	$1,319,999	$1,333,906
Commercial and industrial	4,503	2,299	6,802	505,502	512,304
Construction and development	128	539	667	298,757	299,424
Consumer:
Residential real estate	3,048	2,684	5,732	314,631	320,363
Construction and development	564	535	1,099	47,795	48,894
Home equity	4,992	1,253	6,245	264,109	270,354
Other consumer	663	82	745	35,108	35,853
Total	$22,734	$12,463	$35,197	$2,785,901	$2,821,098

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$7,971	$2,383	$10,354	$1,222,641	$1,232,995
Commercial and industrial	5,612	1,707	7,319	447,511	454,830
Construction and development	1,162	369	1,531	336,919	338,450
Consumer:
Residential real estate	4,872	2,210	7,082	322,539	329,621
Construction and development	569	12	581	27,855	28,436
Home equity	3,985	395	4,380	267,954	272,334
Other Consumer	797	70	867	35,377	36,244
Total	$24,968	$7,146	$32,114	$2,660,796	$2,692,910

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	September 30, 2015		December 31, 2014
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$14,816	$445	$5,685	$—
Commercial and industrial	4,079	146	4,594	2
Construction and development	594	—	1,692	—
Consumer:
Residential real estate	4,812	—	3,755	—
Construction and development	699	—	254	—
Home equity	2,587	—	1,721	—
Other consumer	243	1	248	—
Total	$27,830	$592	$17,949	$2

The following table provides information on impaired loans. This table excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
September 30, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$702	$13,368	$14,070	$209	$14,756
Commercial and industrial	504	2,616	3,120	138	4,052
Construction and development	282	179	461	58	1,291
Consumer:
Residential real estate	1,923	1,516	3,439	132	4,812
Home equity	—	19	19	—	2,829
Total	$3,411	$17,698	$21,109	$537	$27,740

December 31, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$885	$4,513	$5,398	$158	$5,330
Commercial and industrial	525	1,818	2,343	229	2,718
Construction and development	—	910	910	—	1,971
Consumer:
Residential real estate	—	928	928	—	3,863
Home equity	62	344	406	3	1,920
Other consumer	—	—	—	—	—
Total	$1,472	$8,513	$9,985	$390	$15,802

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$12,915	$8	$9,523	$38	$9,734	$33	$6,932	$78
Commercial and industrial	3,113	2	918	—	2,732	3	726	—
Construction and development	320	—	1,863	—	686	—	2,111	—
Consumer:
Residential real estate	3,276	22	1,423	7	2,184	65	1,180	10
Construction and development	—	—	—	—	—	—	81	—
Home equity	20	—	418	—	213	—	420	—
Other consumer	—	—	—	—	—	—	4	—
Total	$19,644	$32	$14,145	$45	$15,549	$101	$11,454	$88

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

	September 30, 2015		December 31, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,692	6	$4,215	7
Commercial and industrial	811	11	172	4
Commercial construction	178	2	131	2
Residential real estate	1,626	4	1,770	6
Home equity	19	1	83	2
Consumer	—	—	—	—
Total	$7,326	24	$6,371	21

The following tables provide the number and recorded investment of TDRs modified during the three and nine months ended September 30, 2015 and 2014.

	TDRs Modified
	Three months ended September 30, 2015		Three months ended September 30, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$255	5	$634	2
Commercial and industrial	196	1	58	1
Commercial construction	—	—	417	1
Residential real estate	—	—	424	2
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$451	6	$1,533	$6

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	TDRs Modified
	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$902	7	$1,896	7
Commercial and industrial	196	1	62	2
Commercial construction	—	—	417	1
Residential real estate	398	1	424	2
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$1,496	9	$2,799	$12

Two TDRs totaling $343 thousand that were modified in the twelve months ended September 30, 2015 subsequently defaulted during the nine months ended September 30, 2015. No TDRs that were modified in the twelve months ended September 30, 2014 subsequently defaulted during the nine months ended September 30, 2014. The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2015 and 2014 did not change following the modifications.

NOTE F – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $540,770 and $455,033 as of September 30, 2015 and December 31, 2014, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $326 and $928, respectively, in the three and nine months ended September 30, 2015.

The following table summarizes MSR activity for the 2015 periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Balance at beginning of period before valuation allowance	$4,688	$—	$4,284	$—
Acquired Yadkin MSRs at fair value	—	4,025	—	4,025
Additions	452	308	1,457	308
Repayments	(65)	(65)	(309)	(65)
Amortization	(185)	(138)	(542)	(138)
Balance at end of period before valuation allowance	4,890	4,130	4,890	4,130
Valuation allowance at end of period	(138)	(65)	(138)	(65)
Balance at end of period after valuation allowance	$4,752	$4,065	$4,752	$4,065

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	September 30, 2015	December 31, 2014

Composition of mortgage loans serviced for others:
Fixed rate loans	99.89%	99.86%
Adjustable rate loans	0.11%	0.14%
Total	100.00%	100.00%

Weighted average life (years)	5.78	5.77
Prepayment speed	12.54%	12.62%
Discount rate	9.49%	9.60%
Effect on fair value due to change in interest rates:
+ 0.25%	$716	$566
+ 0.50%	1,064	801
- 0.25%	(760)	(668)
- 0.50%	(962)	(844)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $204,339 and $136,093 as of September 30, 2015 and December 31, 2014, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $473 and $295 for the three months ended September 30, 2015 and 2014, respectively, and $1,258 and $739 for the nine months ended September 30, 2015 and 2014, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$3,936	2,127	$3,081	$1,759
Additions	786	688	1,881	1,186
Amortization	(157)	(73)	(397)	(203)
Balance at end of period	$4,565	2,742	$4,565	$2,742

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of September 30, 2015 or December 31, 2014.

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	September 30, 2015	December 31, 2014

Lending commitments:
Commitments to extend credit	$779,644	$658,925
Commercial letters of credit	19,046	12,421
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	10,000	10,000
Capital commitment to private investment funds	3,085	2,280

The reserve for unfunded commitments was $1,269 and $1,465 as of September 30, 2015 and December 31, 2014, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The interest rate swaps outstanding as of September 30, 2015 are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's earnings and economic value at risk in a rising interest rate environment. The following table summarizes key terms of each active interest rate swap.

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

Terminated Interest Rate Swap	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	Termination Fee Paid

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$123
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	122
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	121
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	921
	$100,000				$1,287

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

		September 30, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$—	$—	$75,000	$795
Interest rate swaps	Other liabilities	125,000	4,797	100,000	2,249

Brokered money market deposits:
Interest rate swaps	Other liabilities	50,000	679	50,000	200

Subordinated term loan:
Interest rate cap	Other liabilities	7,500	166	7,500	128

TRUPs:
Interest rate caps	Other assets	43,000	204	43,000	1,104

Mortgage loan commitments:
Interest rate lock commitments	Other assets	36,857	640	23,274	342
Forward sale commitments	Other liabilities	63,690	108	34,727	49

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

Investment Securities. Securities available for sale ("AFS") are recorded at fair value on a recurring basis. Fair value measurements are based upon quoted market exchange prices, if available. If quoted prices are not available, third-party pricing sources are generally utilized to determine fair value. These fair values are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. Level 1 securities include securities traded on an active exchange, such as the New York Stock Exchange, or SBA-guaranteed securities where active market pricing is readily available. Level 2 securities generally include GSE securities and mortgage-backed securities issued by GSEs, private label mortgage-backed securities, municipal bonds, corporate debt securities, and collateralized loan obligations. Level 3 securities include one municipal bond and certain corporate debt securities with limited trading activity. The following table provides the components of the change in fair value of Level 3 available for sale securities for the periods presented.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Level 3 AFS securities at beginning of period	$11,403	$6,793	$11,290	$7,583
Purchases	5,390	4,600	5,390	4,600
Sales, calls or maturities	—	—	—	(1,000)
Changes in unrealized gains and losses	(215)	30	(102)	240
Level 3 AFS securities at end of period	$16,578	$11,423	$16,578	$11,423

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Interest rate lock commitments at beginning of period	$483	$296	$342	$354
Fair value of acquired Yadkin interest rate lock commitments	—	231	—	231
Issuances	1,824	906	4,609	1,529
Settlements	(1,667)	(986)	(4,311)	(1,667)
Interest rate lock commitments at end of period	$640	$447	$640	$447

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

	Total	Level 1	Level 2	Level 3
September 30, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$20,057	$—	$20,057	$—
SBA-guaranteed securities	58,176	58,176	—	—
Mortgage-backed securities issued by GSE	400,368	—	400,368	—
Municipal bonds	50,094	—	48,995	1,099
Corporate bonds	130,852	2,525	112,848	15,479
Collateralized loan obligations	47,504	—	47,504	—
Non-agency RMBS	4,027	—	4,027	—
Non-agency CMBS	453	—	453	—
Other debt securities	245	245	—	—
Equity securities	1,716	1,716	—	—
SBA-guaranteed loans held for sale	11,036	—	11,036	—
SBA loans held for investment	17,142	—	17,142	—
Derivative assets	844	—	204	640
Derivative liabilities	5,750	—	5,750	—

Measured at fair value on a non-recurring basis:
Impaired loans	$20,572	$—	$—	$20,572
Foreclosed assets	11,793	—	—	11,793

	Total	Level 1	Level 2	Level 3
December 31, 2014
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,944	$—	$14,944	$—
SBA-guaranteed securities	60,120	60,120	—	—
Mortgage-backed securities issued by GSE	425,283	—	425,283	—
Municipal bonds	40,258	—	40,258	—
Corporate bonds	119,912	2,545	106,077	11,290
Non-agency RMBS	4,963	—	4,963	—
Non-agency CMBS	3,578	—	3,578	—
Other debt securities	498	498	—	—
Equity securities	2,865	2,865	—	—
SBA-guaranteed loans held for sale	8,365	—	8,365	—
SBA loans held for investment	8,906	—	8,906	—
Derivative assets	2,368	—	2,026	342
Derivative liabilities	2,497	—	2,497	—

Measured at fair value on a non-recurring basis:
Impaired loans	$9,595	$—	$—	$9,595
Foreclosed assets	12,891	—	—	12,891

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

				Fair Value
	Valuation Technique	Unobservable Input	Range	September 30, 2015	December 31, 2014
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$16,578	$11,290

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	640	342

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	20,572	9,595
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	11,793	12,891

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$77,755	$77,755	$77,755	$—	$—
Investment securities available for sale	713,492	713,492	62,662	634,252	16,578
Investment securities held to maturity	39,292	40,276	—	40,276	—
Loans held for sale	37,962	37,962	—	37,962	—
Loans, net	2,970,779	3,013,484	—	17,142	2,996,342
Purchased accounts receivable	69,383	69,383	—	69,383	—
Federal Home Loan Bank stock	22,932	22,932	—	22,932	—
Derivative assets	844	844	—	204	640
Accrued interest receivable	12,502	12,502	—	12,502	—

Financial liabilities:
Deposits	3,247,769	3,252,202	—	3,252,202	—
Short-term borrowings	395,500	395,500	—	—	395,500
Long-term debt	129,859	133,287	—	—	133,287
Derivative liabilities	5,750	5,750	—	5,750	—
Accrued interest payable	1,903	1,903	—	1,903	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$132,365	$132,365	$132,365	$—	$—
Investment securities available for sale	672,421	672,421	66,028	595,103	11,290
Investment securities held to maturity	39,620	40,404	—	40,404	—
Loans held for sale	20,205	20,205	—	20,205	—
Loans, net	2,890,449	2,919,573	—	1,241	2,918,332
Purchased accounts receivable	44,821	44,821	—	44,821	—
Federal Home Loan Bank stock	19,499	19,499	—	19,499	—
Derivative assets	2,368	2,368	—	2,027	341
Accrued interest receivable	12,071	12,071	—	12,071	—

Financial liabilities:
Deposits	3,247,364	3,245,431	—	3,245,431	—
Short-term borrowings	250,500	250,500	—	—	250,500
Long-term debt	180,164	183,326	—	—	183,326
Derivative liabilities	2,497	2,497	—	2,497	—
Accrued interest payable	2,688	2,688	—	2,688	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total
Three Months Ended
Balance at July 1, 2015	$(2,479)	$(1,466)	$(3,945)
Other comprehensive income (loss) before reclassifications	2,972	(3,176)	(204)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	21	21
Net other comprehensive income (loss) during period	2,972	(3,155)	(183)
Balance at September 30, 2015	$493	$(4,621)	$(4,128)

Balance at July 1, 2014	$(2,151)	$1,003	$(1,148)
Other comprehensive income (loss) before reclassifications	(2,065)	262	(1,803)
Amounts reclassified for securities gains	59	—	59
Net other comprehensive income (loss) during period	(2,006)	262	(1,744)
Balance at September 30, 2014	$(4,157)	$1,265	$(2,892)

Nine Months Ended
Balance at January 1, 2015	$(1,185)	$(1,059)	(2,244)
Other comprehensive income (loss) before reclassifications	1,730	(3,588)	(1,858)
Reclassification of gains on AFS securities	(52)	—	(52)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	26	26
Net other comprehensive income (loss) during period	1,678	(3,562)	(1,884)
Balance at September 30, 2015	$493	$(4,621)	$(4,128)

Balance at January 1, 2014	$(6,553)	$2,381	$(4,172)
Other comprehensive income (loss) before reclassifications	2,471	(1,116)	1,355
Reclassification of gains on AFS securities	(75)	—	(75)
Net other comprehensive income (loss) during period	2,396	(1,116)	1,280
Balance at September 30, 2014	$(4,157)	$1,265	$(2,892)

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K - SUBSEQUENT EVENTS

As previously disclosed in its Current Report on Form 8-K filed on October 13, 2015, on October 12, 2015, Yadkin entered into an Agreement and Plan of Merger (the “NewBridge Merger Agreement”) with NewBridge and Navy Merger Sub Corp., a North Carolina corporation and a wholly-owned subsidiary of Yadkin (“Merger Sub”). The NewBridge Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into NewBridge (the “NewBridge Merger”), with NewBridge continuing as the surviving corporation in the NewBridge Merger and as a wholly-owned subsidiary of Yadkin and (ii) immediately thereafter, NewBridge will merge with and into Yadkin (together with the NewBridge Merger, the “Integrated Mergers”), with Yadkin continuing as the surviving corporation. Immediately following the consummation of the Integrated Mergers, NewBridge’s wholly-owned subsidiary, NewBridge Bank, will merge with and into Yadkin’s wholly-owned subsidiary, Yadkin Bank (the “NewBridge Bank Merger”), with Yadkin Bank continuing as the surviving entity in the NewBridge Bank Merger. The NewBridge Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Yadkin and NewBridge.

Subject to fulfillment of customary closing conditions, including obtaining required shareholder and regulatory approvals, the Integrated Mergers and NewBridge Bank Merger are expected to occur during the second quarter of 2016.

On November 3, 2015, Select Bancorp, Inc., the holding company for Select Bank & Trust, announced that it had received the necessary regulatory approvals to acquire two branches of Yadkin located in Morehead City and Leland, North Carolina. The sale of the two branches is scheduled to occur on December 11, 2015.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a full-service state-chartered community bank with 70 branches across North Carolina and upstate South Carolina. Yadkin Bank provides banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and nine- month periods ended September 30, 2015, and 2014, as well as the financial condition of the Company as of September 30, 2015 and December 31, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events in the third quarter of 2015:

•
In October 2015, the Company announced an agreement to acquire NewBridge Bancorp and its wholly-owned bank subsidiary, NewBridge Bank. The NewBridge acquisition is expected to close in the second quarter of 2016, subject to shareholder and regulatory approval and customary closing conditions.

•
Net operating earnings available to common shareholders, which excludes certain non-operating items, improved to $12.5 million, or $0.40 per diluted share, in Q3 2015 from $0.36 per diluted share in Q3 2014.

•
Annualized operating return on average tangible common equity, which excludes preferred stock, goodwill, and other intangible assets from total shareholders' equity, was 13.85 percent in Q3 2015 compared to 13.62 percent in Q3 2014.

•	Annualized operating return on average assets was 1.15 percent in Q3 2015 compared to 1.17 percent in Q3 2014.

•	Operating efficiency, which represents operating expenses to operating revenues, improved to 57.3 percent in Q3 2015 from 61.2 percent in Q3 2014.

•
Deposit mix continued to improve as low cost deposits grew at a 9.5 percent annualized rate in Q3 2015 while non-interest demand deposits increased to 22.5 percent of total deposits at September 30, 2015 from 20.6 percent at September 30, 2014.

•	Annualized net loan growth was 3.2 percent in Q3 2015 as a result of new loan originations and commitments of $396 million.

•	Tangible book value per share increased to $12.31 at September 30, 2015 from $10.89 at September 30, 2014, which represents 13.0 percent growth.

Mergers and Acquisitions

Proposed Acquisition of NewBridge Bancorp

On October 12, 2015, the Company entered into the NewBridge Merger Agreement, pursuant to which the Company will acquire NewBridge. NewBridge’s wholly-owned subsidiary, NewBridge Bank, which will be merged with and into Yadkin’s wholly-owned subsidiary, Yadkin Bank.

The Company will acquire 100 percent of the outstanding shares of NewBridge in exchange for shares of Yadkin’s common stock. The exchange ratio has been fixed at 0.50 shares of Yadkin’s common stock for each share of NewBridge which equates to a deal value of $11.40 per share, or approximately $456 million in the aggregate, based on Yadkin's closing price of $22.79 as of October 12, 2015. Upon closing of the merger, Yadkin shareholders will own approximately 61.3% of the combined company and NewBridge's existing shareholders will own approximately 38.7% of the combined company.

As of September 30, 2015, the combined company would have total assets of $7.3 billion, deposits of $5.2 billion and loans of $5.0 billion. Yadkin will operate in all major North Carolina markets, enhancing its statewide presence in its existing footprint and expanding into the Piedmont Triad.

The transaction has been unanimously approved by the Board of Directors of each company and is expected to close in the second quarter of 2016, subject to shareholder and regulatory approval and other customary closing conditions.

NewBridge Bank is a full-service community bank with 41 branches in North Carolina and a single branch in the Charleston, South Carolina vicinity. The North Carolina branches are clustered in the Piedmont Triad area, and in the cities and surrounding communities of Raleigh, Charlotte, and Wilmington.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Operating Earnings
Net income (GAAP)	$11,788	$949	$32,779	$6,394
Securities (gains) losses	—	96	(85)	(122)
Gain on sale of branch	—	(415)	—	(415)
Merger and conversion costs	104	17,270	299	20,547
Restructuring charges	50	180	3,251	1,109
Income tax effect of adjustments	(59)	(6,075)	(1,326)	(6,953)
DTA revaluation from reduction in state income tax rates	651	—	651	—
Net operating earnings (non-GAAP)	12,534	12,005	35,569	20,560
Dividends on preferred stock	—	630	822	630
Net income attributable to non-controlling interests	—	—	—	2,466
Allocation of adjustments to non-controlling interests	—	—	—	1,231
Net operating earnings available to common shareholders (Non-GAAP)	$12,534	$11,375	$34,747	$16,233

Net operating earnings per common share:
Basic (Non-GAAP)	$0.40	$0.36	$1.10	$0.97
Diluted (Non-GAAP)	0.40	0.36	1.10	0.97

Pre-Tax, Pre-Provision Operating Earnings
Net income (GAAP)	$11,788	$949	$32,779	$6,394
Provision for loan losses	1,576	816	3,531	2,570
Income tax expense	7,891	621	19,813	4,806
Pre-tax, pre-provision income	21,255	2,386	56,123	13,770
Securities (gains) losses	—	96	(85)	(122)
Gain on sale of branch	—	(415)	—	(415)
Merger and conversion costs	104	17,270	299	20,547
Restructuring charges	50	180	3,251	1,109
Pre-tax, pre-provision operating earnings (Non-GAAP)	$21,409	$19,517	$59,588	$34,889

Operating Non-Interest Income
Non-interest income (GAAP)	$10,798	$9,061	$30,437	$19,355
Securities gains	—	96	(85)	(122)
Gain on sale of branch	—	(415)	—	(415)
Operating non-interest income (Non-GAAP)	$10,798	$8,742	$30,352	$18,818

Operating Non-Interest Expense
Non-interest expense (GAAP)	$28,848	$48,187	$92,122	$85,362
Merger and conversion costs	(104)	(17,270)	(299)	(20,547)
Restructuring charges	(50)	(180)	(3,251)	(1,109)
Operating non-interest expense (Non-GAAP)	$28,694	$30,737	$88,572	$63,706

Operating Efficiency Ratio
Efficiency ratio (GAAP)	57.58%	95.28%	62.14%	86.11%
Effect to adjust for securities (gains) losses	—%	(0.18)%	0.04%	0.11%
Effect to adjust for gain on sale of branch	—%	0.79%	—%	0.36%
Effect to adjust for restructuring charges	(0.10)%	(0.36)%	(2.19)%	(1.12)%
Effect to adjust for merger and conversion costs	(0.21)%	(34.37)%	(0.21)%	(20.85)%
Operating efficiency ratio (Non-GAAP)	57.27%	61.16%	59.78%	64.61%

Analysis of Results of Operations

Q3 2015 compared to Q3 2014

Net income available to common shareholders was $11.8 million, or $0.37 per diluted common share, in the third quarter of 2015, which was an increase from $319 thousand, or $0.01 per diluted common share, in the third quarter of 2014. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $12.5 million in the third quarter of 2015 from $11.4 million in the third quarter of 2014. Similarly, pre-tax, pre-provision operating earnings increased to $21.4 million in the third quarter of 2015 from $19.5 million in the third quarter of 2014.

Year-to-Date

Net income available to common shareholders was $32.0 million, or $1.01 per diluted common share, in the first nine months of 2015 compared to $3.3 million, or $0.20 per diluted common share, in the first nine months of 2014. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $34.7 million in the first nine months of 2015 from $16.2 million in the comparable period of 2014. Similarly, pre-tax, pre-provision operating earnings increased to $59.6 million in the first nine months of 2015 from $34.9 million in the same period of 2014.

As discussed in greater detail below, the improvements in the results of operations in the third quarter and first nine months of 2015, compared to the respective periods of 2014, reflect the benefit of significant operating leverage provided by the Mergers. The balance sheet growth and customer base expansion have resulted in improved net interest income and non-interest income, while the Company continues efforts to benefit from elimination of duplicative functions.

Net Interest Income

Q3 2015 compared to Q3 2014

Net interest income was $39.3 million in the third quarter of 2015 compared to $41.5 million in the third quarter of 2014. The reduction in net interest income resulted from significant accretion of fair value discounts resulting from the Mergers during the third quarter of 2014, with proportionately lower amounts accreted during the third quarter of 2015. Average interest-earning assets increased from $3.53 billion in the third quarter of 2014 to $3.75 billion in the third quarter of 2015. Over this period, average loan balances increased by $190.3 million and average investment securities increased by $15.7 million. In addition, average deposits increased by $95.6 million, the net effect of strong growth among noninterest-bearing deposits and a slight reduction in time deposits, while average short-term borrowings increased $146.7 million due to incremental FHLB borrowings.

The Company's net interest margin declined from 4.68 percent in the third quarter of 2014, the quarter in which the Mergers occurred, to 4.19 percent in the third quarter of 2015. The lower current net interest margin reflects the anticipated reduction in accretion recognized on the loans that, as a result of the Mergers, were recorded at fair value. Interest rate pressure and stiff competition for loans from other financial institutions also had a negative impact on net interest margin. The aggregate yield on interest-earning assets declined from 5.12 percent in the third quarter of 2014, to 4.72 percent in the third quarter of 2015. The cost of interest-bearing liabilities increased from 0.54 percent in the third quarter of 2014 to 0.66 percent in the third quarter of 2015, primarily due to higher time deposit and FHLB borrowing costs.

Net accretion income on acquired loans totaled $3.4 million in the third quarter of 2015, which consisted of $895 thousand of net accretion on purchased credit-impaired (“PCI”) loans and $2.5 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the third quarter of 2014 totaled $7.2 million, which included $1.3 million of net accretion on PCI loans and $5.9 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $1.0 million of accelerated accretion due to principal prepayments in the third quarter of 2015 compared to $1.9 million in the third quarter of 2014.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended September 30, 2015			Three months ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,985,063	$40,362	5.36%	$2,794,765	$41,667	5.91%
Investment securities (2)	709,914	4,209	2.35	694,239	3,907	2.23
Federal funds and other	55,246	47	0.34	44,165	38	0.34
Total interest-earning assets	3,750,223	44,618	4.72%	3,533,169	45,612	5.12%
Goodwill	152,152			152,152
Other intangibles, net	14,763			17,758
Other non-interest-earning assets	400,811			377,754
Total assets	$4,317,949			$4,080,833

Liabilities and Equity
Interest-bearing demand	$487,173	130	0.11%	$481,460	156	0.13%
Money market and savings	996,357	713	0.28	956,128	567	0.24
Time	1,056,806	2,254	0.85	1,123,293	1,651	0.58
Total interest-bearing deposits	2,540,336	3,097	0.48	2,560,881	2,374	0.37
Short-term borrowings	349,900	437	0.50	203,193	65	0.13
Long-term debt	125,846	1,465	4.62	148,650	1,510	4.03
Total interest-bearing liabilities	3,016,082	4,999	0.66%	2,912,724	3,949	0.54%
Noninterest-bearing deposits	718,989			602,888
Other liabilities	29,196			19,613
Total liabilities	3,764,267			3,535,225
Shareholders’ equity	553,682			545,608
Total liabilities and shareholders' equity	$4,317,949			$4,080,833

Net interest income, taxable equivalent		$39,619			$41,663
Interest rate spread (3)			4.06%			4.58%
Tax equivalent net interest margin (4)			4.19%			4.68%

Percentage of average interest-earning assets to average interest-bearing liabilities			124.34%			121.30%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 35.0 percent. The taxable-equivalent adjustment was $314 thousand and $151 thousand for the 2015 and 2014 periods, respectively.

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

	Change from Q3 2014 to Q3 2015 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$2,738	$(4,043)	$(1,305)
Investment securities	91	211	302
Federal funds and other interest-earning assets	9	—	9
Total interest-earning assets	2,838	(3,832)	(994)

Interest-bearing liabilities:
Interest-bearing demand	2	(28)	(26)
Money market and savings	27	119	146
Time deposits	(103)	706	603
Total interest-bearing deposits	(74)	797	723
Short-term borrowings	75	297	372
Long-term debt	(249)	204	(45)
Total interest-bearing liabilities	(248)	1,298	1,050
Change in net interest income, taxable equivalent	$3,086	$(5,130)	$(2,044)

Year-to-Date

Net interest income improved to $117.8 million in the first nine months of 2015 from $79.8 million in the first nine months of 2014. The increase in net interest income was the result of a significant increase in interest-earning assets from the Mergers and organic business activity. Average interest-earning assets increased from $2.42 billion in the first nine months of 2014 to $3.71 billion in the first nine months of 2015. Over this period, average loan balances increased by $1.10 billion, average investment securities increased by $194.2 million, and average deposits increased by $1.07 billion. Each of these increases reflects the impact of the acquired Yadkin balances for the third quarter of 2014.

The Company's net interest margin contracted from 4.42 percent in the first nine months of 2014 to 4.27 percent in the first nine months of 2015. The lower net interest margin reflected the anticipated reduction in accretion of fair value discounts related to acquired loans in quarters following the Mergers. Loan yields were also adversely affected by interest rate pressure and stiff competition for new loans from other financial institutions. The impact of the lower accretion was partially offset by an improved mix of interest-earning assets, a higher taxable-equivalent yield on investment securities, and an improved funding mix. The aggregate yield on interest-earning assets declined from 4.95 percent in the first nine months of 2014 to 4.80 percent in the first nine months of 2015. The cost of interest-bearing liabilities increased from 0.61 percent in the first nine months of 2014 to 0.65 percent in the first nine months of 2015.

Net accretion income on acquired loans totaled $12.7 million in the first nine months of 2015, which consisted of $4.0 million of net accretion on PCI loans and $8.7 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first nine months of 2014 totaled $13.1 million, which included $3.3 million of net accretion on PCI loans and $9.9 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $3.4 million of accelerated accretion due to principal prepayments in the first nine months of 2015 compared to $3.9 million in the first nine months of 2014.

The following table summarizes the major components of net interest income and the related yields and costs for the nine month periods presented.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,958,768	$120,686	5.45%	$1,862,245	$81,453	5.85%
Investment securities (2)	700,866	12,460	2.38	506,691	7,898	2.08
Federal funds and other	54,741	142	0.35	47,887	90	0.25
Total interest-earning assets	3,714,375	133,288	4.80%	2,416,823	89,441	4.95%
Goodwill	152,152			55,194
Other intangibles, net	15,564			9,689
Other non-interest-earning assets	397,641			282,253
Total assets	$4,279,732			$2,763,959

Liabilities and Equity
Interest-bearing demand	$477,879	448	0.13%	$393,317	485	0.16%
Money market and savings	999,081	2,147	0.29	634,253	1,229	0.26
Time	1,075,072	6,464	0.80	794,864	3,976	0.67
Total interest-bearing deposits	2,552,032	9,059	0.47	1,822,434	5,690	0.42
Short-term borrowings	304,247	1,057	0.46	128,925	238	0.25
Long-term debt	152,842	4,457	3.90	121,439	3,571	3.93
Total interest-bearing liabilities	3,009,121	14,573	0.65%	2,072,798	9,499	0.61%
Noninterest-bearing deposits	684,516			348,624
Other liabilities	27,214			13,790
Total liabilities	3,720,851			2,435,212
Shareholders’ equity	558,881			328,747
Total liabilities and shareholders' equity	$4,279,732			$2,763,959

Net interest income, taxable equivalent		$118,715			$79,942
Interest rate spread (3)			4.15%			4.34%
Tax equivalent net interest margin (4)			4.27%			4.42%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.44%			116.60%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 35.0 percent. The taxable-equivalent adjustment was $907 thousand and $165 thousand for the 2015 and 2014 periods, respectively.

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

	Change from YTD 2014 to YTD 2015 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$45,107	$(5,874)	$39,233
Investment securities	3,327	1,235	4,562
Federal funds and other interest-earning assets	14	38	52
Total interest-earning assets	48,448	(4,601)	43,847

Interest-bearing liabilities:
Interest-bearing demand	84	(121)	(37)
Money market and savings	760	158	918
Time deposits	1,599	889	2,488
Total interest-bearing deposits	2,443	926	3,369
Short-term borrowings	503	316	819
Long-term debt	915	(29)	886
Total interest-bearing liabilities	3,861	1,213	5,074
Change in net interest income, taxable equivalent	$44,587	$(5,814)	$38,773

Provision for Loan Losses

Q3 2015 compared to Q3 2014

The following table summarizes the changes in the Company's allowance for loan losses ("ALLL") for the quarters presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

3Q 2015:
Balance at July 1, 2015	$7,000	$1,358	$8,358
Net charge-offs	(934)	—	(934)
Provision for loan losses	1,536	40	1,576
Balance at September 30, 2015	$7,602	$1,398	$9,000

3Q 2014:
Balance at July 1, 2014	$5,369	$2,082	$7,451
Net charge-offs	(626)	—	(626)
Provision for loan losses	1,036	(220)	816
Balance at September 30, 2014	$5,779	$1,862	$7,641

Provision for loan losses was $1.6 million in the third quarter of 2015 compared to $816 thousand in the third quarter of 2014. The higher provision for loan losses reflected higher provision expense on non-PCI loans, net of lower provision expense on PCI loans. Provision expense on non-PCI loans increased due to higher net charge-offs and loan growth. Net charge-offs represented an annualized 0.12 percent of average loans in the third quarter of 2015 compared to an annualized 0.09 percent of average loans in the third quarter of 2014.

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

Results of the Company’s cash flow re-estimation for PCI loans in the third quarter of 2015 are summarized as follows.

(Dollars in thousands)	Provision	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(85)	$1,527	7.95%	9.32%
Loan pools with cash flow decrease	125	(274)	7.37%	7.16%
Total	$40	$1,253	7.70%	8.21%

Year-to-Date

The following table summarizes the changes in the Company's ALLL for the year-to-date periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(2,348)	—	(2,348)
Provision for loan losses	3,431	100	3,531
Balance at September 30, 2015	$7,602	$1,398	$9,000

2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(1,972)	—	(1,972)
Provision for loan losses	3,069	(499)	2,570
Balance at September 30, 2014	$5,779	$1,862	$7,641

Provision for loan losses was $3.5 million in the first nine months of 2015 compared to $2.6 million in the first nine months of 2014. Provision for loan losses increased for both PCI and non-PCI loans in 2015. Provision expense on non-PCI loans increased due to higher net charge-offs and loan growth. Net charge-offs totaled $2.3 million, or 0.16 percent of average loans, during the first nine months of 2015 compared to $2.0 million, or 0.21 percent of average loans, during the first nine months of 2014. The $100 thousand PCI provision expense in 2015 was due to impairment on certain commercial and residential real estate loan pools. In 2014, the Company recorded a $499 thousand credit to PCI provision expense due to reversal of previously-identified impairment on PCI loans.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Service charges and fees on deposit accounts	$3,566	$3,265	$10,314	$6,068
Government-guaranteed lending	3,009	2,072	9,559	6,533
Mortgage banking	1,731	1,520	4,686	2,368
Bank-owned life insurance	470	572	1,407	1,267
Gains (losses) on sales of available for sale securities	—	(96)	85	122
Gain on sale of branch	—	415	—	415
Other	2,022	1,313	4,386	2,582
Total non-interest income	$10,798	$9,061	$30,437	$19,355

Q3 2015 compared to Q3 2014

Non-interest income totaled $10.8 million in the third quarter of 2015, which was an increase from $9.1 million in the third quarter of 2014. Service charges and fees on deposit accounts increased by $301 thousand primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain U.S. Small Business Association ("SBA") loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $937 thousand due to a higher volume of loan originations and sales as the Company has expanded its government lending presence into new markets. Mortgage banking income increased by $211 thousand due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio.

Year-to-Date

Non-interest income totaled $30.4 million in the first nine months of 2015, which was an increase from $19.4 million in the first nine months of 2014. Service charges and fees on deposit accounts increased by $4.2 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income increased by $3.0 million compared to the first nine months of 2014. Mortgage banking income increased by $2.3 million due to higher production volumes with the addition of Yadkin's mortgage bankers as well as servicing income generated by Yadkin's mortgage servicing portfolio. Additionally, bank-owned life insurance income increased from acquired Yadkin life insurance policies.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Salaries and employee benefits	$14,528	$16,800	$45,121	$34,555
Occupancy and equipment	4,641	4,856	14,077	10,066
Data processing	1,851	1,255	5,668	3,276
FDIC deposit insurance premiums	732	700	2,218	1,455
Professional services	1,196	1,153	3,695	2,512
Foreclosed asset expense, net	277	129	910	542
Loan, collection, and repossession expense	931	1,192	2,717	2,226
Merger and conversion costs	104	17,270	299	20,547
Restructuring charges	50	180	3,251	1,109
Amortization of other intangible assets	761	845	2,353	1,296
Other	3,777	3,807	11,813	7,778
Total non-interest expense	$28,848	$48,187	$92,122	$85,362

Q3 2015 compared to Q3 2014

Non-interest expense totaled $28.8 million in the third quarter of 2015 compared to $48.2 million in the third quarter of 2014. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, declined from $30.7 million in the third quarter of 2014 to $28.7 million in the third quarter of 2015. As a result of the efficiency improvement and operating leverage resulting from the Mergers and subsequent system conversion, the Company's operating efficiency ratio improved from 61.2 percent in the third quarter of 2014 to 57.3 percent in the third quarter of 2015.

Lower merger and conversion costs partially offset higher non-interest expenses in the quarter. These costs included professional fees, severance, technology, rebranding, and branch network expenses necessary to complete the Mergers and related system conversions.

Year-to-Date

Non-interest expense totaled $92.1 million in the first nine months of 2015 compared to $85.4 million in the first nine months of 2014. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories were all significantly impacted by the Mergers which added employees, branch and other facilities, and equipment to the Company's expense base. Further, FDIC deposit insurance premiums and intangible asset amortization were impacted by the acquired Yadkin deposit base. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $63.7 million in the first nine months of 2014 to $88.6 million in the first nine months of 2015. Due to the operating leverage resulting from balance sheet growth, the Company's operating efficiency ratio improved from 64.6 percent in the first nine months of 2014 to 59.8 percent in the first nine months of 2015.

Lower merger and conversion costs partially offset higher non-interest expenses in 2015. Merger and conversion costs included professional fees, severance, technology, rebranding, and branch network expenses necessary to complete the Mergers and related system conversions. Restructuring charges of $3.3 million in the first nine months of 2015 related to recognition of an obligation to a former executive officer and severance costs associated with the Company's expense reduction and branch optimization plan. These plans resulted in the elimination of certain back office positions and include the planned closing or sale of six branches during the third and fourth quarters of 2015. Restructuring charges of $1.1 million in the first nine months of 2014 related to an earlier branch optimization plan and efforts to streamline the Company's organizational structure in certain back office functions following a 2013 acquisition by VantageSouth.

Income Taxes

Q3 2015 compared to Q3 2014

Income tax expense was $7.9 million in the third quarter of 2015 compared to $621 thousand in the third quarter of 2014. The Company's effective tax rate totaled 40.1 percent in the third quarter of 2015 compared to 39.6 percent in the third quarter of 2014.

In 2013, North Carolina enacted tax reform that established statutory corporate income tax rate reductions from 6.9 percent to 6.0 percent for tax years beginning on or after January 1, 2014 and down to 5.0 percent for tax years beginning on or after January 1, 2015 followed by two additional rate reductions that are contingent upon the amount of net General Fund tax collections. Specifically, the corporate income tax rate would be reduced to 4 percent for tax years beginning on or after January 1, 2016, if tax collections in fiscal year 2014-2015 for the state exceed $20.2 billion. Based on actual revenues exceeding the target, the North Carolina corporate income tax rate will decline to 4 percent for tax years beginning on January 1, 2016. The Company revalues its deferred tax assets when an income tax rate is deemed to have been legally enacted. Therefore, the Company revalued its net deferred tax asset during the third quarter of 2015, which resulted in a $651 thousand charge to income tax expense, net of the resulting federal benefit.

Year-to-Date

The effective tax rate for the nine-month period ended September 30, 2015 was 37.7 percent compared to 42.9 percent for the nine-month period ended September 30, 2014. The higher effective tax rate in 2014 was primarily due to significant non-deductible merger expenses.

Analysis of Financial Condition

Investment Activities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In general, the primary goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds as prescribed by law and other borrowings; (iii) to provide structures and terms to enable proper interest rate risk management; and (iv) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i), (ii) and (iii). The Company invests in securities as allowable under bank regulations and its investment policy. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of state or political subdivisions, bank eligible corporate bonds, Volcker Rule-compliant collateralized loan obligations ("CLOs"), privately-issued residential and commercial mortgage-backed securities, limited types of mutual funds, and equity securities.

The amortized cost and fair value of the available-for-sale securities portfolio was $712.7 million and $713.5 million, respectively, as of September 30, 2015, compared to $674.2 million and $672.4 million, respectively, as of December 31, 2014. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.3 million and $40.3 million, respectively, as of September 30, 2015 compared to $39.6 million and $40.6 million, respectively, as of December 31, 2014.

The portfolio has increased year-to-date in 2015 as the Company began allocating a portion of its portfolio to purchases of Volcker Rule-compliant CLOs, all of which are AA/Aa2 rated bonds. CLOs are securitized pools of widely syndicated senior-secured, floating rate corporate loans. The Company performs extensive pre-purchase due diligence and ongoing monitoring of all its CLOs, including but not limited to, evaluation of manager expertise and performance, compliance with the Volcker Rule, security structure, tranche subordination, over-collateralization tests, weighted average risk factor, stress tests, and underlying loan concentrations, covenants, and other characteristics.

Marketable investment securities accounted for as available-for-sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. As of September 30, 2015 and December 31, 2014, the available-for-sale securities portfolio had $4.5 million and $2.8 million, respectively, of unrealized gains and $3.7 million and $4.6 million, respectively, of unrealized losses. Marketable investment securities accounted for as held to maturity are recorded at amortized cost.

The securities in an unrealized loss position as of September 30, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of September 30, 2015.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$19,938	$20,057	$14,914	$14,944
SBA-guaranteed securities	58,133	58,176	60,408	60,120
Mortgage-backed securities issued by GSEs	399,890	400,368	428,076	425,283
Municipal bonds	49,522	50,094	39,907	40,258
Corporate bonds	130,683	130,852	118,799	119,912
Collateralized loan obligations	47,506	47,504	—	—
Non-agency RMBS	3,943	4,027	4,961	4,963
Non-agency CMBS	454	453	3,576	3,578
Other debt securities	245	245	498	498
Equity securities	2,381	1,716	3,017	2,865
Total securities available for sale	$712,695	$713,492	$674,156	$672,421

Securities held to maturity:
Municipal bonds	$39,292	$40,276	$39,620	$40,586

The table below summarizes the amortized cost of debt securities in the investment portfolio as of September 30, 2015, segregated by major category with ranges of maturities and average yields. Mortgage-backed securities, and other similar securities collateralized by loan pools which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities of the underlying collateral, anticipating future prepayments.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$—	—%	$15,056	1.09%	$5,001	2.25%	$—	—%	$20,057	1.38%
SBA-guaranteed securities	—	—%	6,894	1.39%	47,914	1.59%	3,368	1.83%	58,176	1.37%
Mortgage-backed securities issued by GSEs	24,204	2.33%	235,708	1.97%	118,917	2.43%	21,539	3.34%	400,368	2.18%
Municipal bonds (1)	6,382	3.24%	32,077	1.96%	10,859	3.08%	776	5.97%	50,094	3.18%
Corporate bonds	36,844	2.63%	49,706	2.14%	35,507	3.81%	8,795	2.86%	130,852	2.95%
Collateralized loan obligations	—	—%	—	—%	47,504	2.46%	—	—%	47,504	2.46%
Non-agency RMBS	—	—%	—	—%	81	5.46%	3,946	—%	4,027	0.35%
Non-agency CMBS	453	0.83%	—	—%	—	—%	—	—%	453	1.35%
Other debt securities	245	0.50%	—	—%	—	—%	—	—%	245	0.50%
Total debt securities available for sale	$68,128	2.56%	$339,441	1.94%	$265,783	2.49%	$38,424	2.62%	$711,776	2.27%

Securities held to maturity:
Municipal bonds (1)	$—	—%	$31,541	3.84%	$4,083	4.10%	$3,668	5.78%	$39,292	4.05%

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of September 30, 2015, the weighted average life of the Company's debt securities was 4.9 years, and the weighted average effective duration was 2.9 years.

The Company also owned $22.9 million and $19.5 million of Federal Home Loan Bank ("FHLB") stock as of September 30, 2015 and December 31, 2014, respectively. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $2.98 billion as of September 30, 2015, which was an increase of $81.5 million from December 31, 2014, or a 3.8 percent annual growth rate. The table below provides a summary of the Company’s loan portfolio by loan type.

Composition of Loan Portfolio:	September 30, 2015	December 31, 2014
Commercial:
Commercial real estate	47.9%	46.8%
Commercial and industrial	17.7	16.2
Construction and development	10.7	12.8
Consumer:
Residential real estate	11.7	12.4
Construction and development	1.7	1.0
Home equity	9.2	9.5
Consumer	1.2	1.3
Total	100.0%	100.0%

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

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	September 30, 2015			December 31, 2014
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$1,443,814	$1,428,694	99.0%	$1,374,729	$1,355,536	98.6%
Commercial and industrial	531,196	526,658	99.1%	474,950	468,848	98.7%
Construction and development	322,081	317,514	98.6%	378,477	370,807	98.0%
Consumer:
Residential real estate	352,278	347,265	98.6%	366,264	360,249	98.4%
Construction and development	50,759	50,281	99.1%	30,661	30,061	98.0%
Home equity	285,355	274,151	96.1%	290,630	276,662	95.2%
Consumer	36,992	36,196	97.8%	38,545	36,874	95.7%
Total	$3,022,475	$2,980,759	98.6%	$2,954,256	$2,899,037	98.1%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	September 30, 2015
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$76,817	$31,647	$17,922	$24,917	$4,077	$558	$6,595	$162,533
1-5 years	752,168	153,108	44,987	133,883	21,165	2,475	22,642	1,130,428
After 5 years	230,190	22,277	19,700	48,914	6,111	2,245	3,651	333,088
Total	1,059,175	207,032	82,609	207,714	31,353	5,278	32,888	1,626,049
Variable Rate: (1)
1 year or less	77,095	149,703	167,999	12,955	2,922	8,612	2,740	422,026
1-5 years	218,607	92,586	64,966	20,113	198	49,371	378	446,219
After 5 years	73,817	77,337	1,940	106,483	15,808	210,890	190	486,465
Total	369,519	319,626	234,905	139,551	18,928	268,873	3,308	1,354,710
Total loans	$1,428,694	$526,658	$317,514	$347,265	$50,281	$274,151	$36,196	$2,980,759

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of September 30, 2015 totaled $159.7 million, of which $158.9 million were grouped into pools and $794 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2014 totaled $206.1 million, of which $205.4 million were grouped into pools and $712 thousand were accounted for on an individual loan basis.

Due to the significance of the acquired loan portfolio and related acquisition accounting adjustments, the Company's current period credit metrics and ratios may not be comparable to those in prior periods or to credit metrics and ratios reported by other financial institutions. Specifically, (i) ALLL to total loans, (ii) ALLL to nonperforming loans, (iii) nonperforming loans to total loans, (iv) nonperforming assets to total assets, and (v) net charge-offs to average loans may not be comparable to prior periods or other financial institutions.

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

Nonperforming loans as a percentage of total loans was 1.25 percent as of September 30, 2015 compared to 0.92 percent as of December 31, 2014 and 0.90 percent as of September 30, 2014. Total nonperforming assets as a percentage of total assets was 1.12 percent as of September 30, 2015 compared to 0.93 percent as of December 31, 2014 and 0.88 percent as of September 30, 2014. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2015	December 31, 2014

Nonaccrual loans	$27,830	$17,949
Accruing loans past due 90 days or more (1)	9,303	8,810
Foreclosed assets:
Residential real estate	1,426	2,016
All other foreclosed assets	10,367	10,875
Total nonperforming assets	$48,926	$39,650

Restructured loans not included above	$2,564	$4,424
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$20,195	1.41%	$9,268	0.68%
Commercial and industrial	5,277	1.00	6,224	1.33
Construction and development	1,364	0.43	3,843	1.04
Consumer:
Residential real estate	6,293	1.81	4,891	1.36
Construction and development	814	1.62	372	1.24
Home equity	2,920	1.07	1,909	0.69
Consumer	270	0.75	252	0.68
Total nonperforming loans	$37,133	1.25%	$26,759	0.92%

Allowance for Loan Losses

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

In the second quarter of 2015, the Company enhanced its ALLL methodology by transitioning to the PD/LGD approach to calculating historical loss rates by loan grouping, as previously described. In prior periods, the Company calculated historical loss rates by loan type and then weighted these loss rates across its risk grade scale. Both methods use historical loss rates to calculate reserves on loans evaluated collectively for impairment, but the Company believes the current PD/LGD approach provides a more precise estimate of loan losses across the risk grade scale based on actual default data. The enhanced ALLL calculation did not have a material impact on the total ALLL as of June 30, 2015 or on the provision for loan losses in the second quarter of 2015. However, the enhanced ALLL methodology did change the allocation of ALLL across certain loan classes, particularly commercial and industrial and construction and development loans. The Company held other significant inputs into the ALLL model consistent, such as the "lookback" period used to develop historical loss rates, loan groupings for collective evaluation, and the application of qualitative factors.

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

The following table presents the allocation of the ALLL for the periods presented.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$3,397	37.75%	$2,796	35.77%
Commercial and industrial	2,168	24.09	1,274	16.30
Construction and development	742	8.24	1,691	21.63
Consumer:
Residential real estate	1,304	14.49	1,237	15.82
Construction and development	254	2.82	194	2.48
Home equity	902	10.02	546	6.98
Consumer	233	2.59	79	1.02
Total allowance for loan losses	$9,000	100.00%	$7,817	100.00%

In addition to the impact of the methodology enhancements on the ALLL calculation, current changes in the composition of the loan portfolio also contributed to changes in ALLL balances by loan class. Among non-PCI loans that are collectively evaluated for impairment, commercial real estate loans and commercial and industrial loans increased $92.2 million and $56.7 million, respectively, from December 31, 2014 to September 30, 2015. Commercial construction loans declined $38.6 million during the same period, as construction loans were either repaid or transferred to another loan class when the construction project ended and the permanent financing phase began. The reduction in outstanding commercial construction loans included a $2.5 million or 64.5% reduction in balances identified as nonperforming.

The following table summarizes changes in the ALLL for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

ALLL, beginning of period	$8,358	$7,451	$7,817	$7,043
Charge-offs:
Commercial:
Commercial real estate	103	113	359	355
Commercial and industrial	406	170	1,377	616
Construction and development	134	70	201	266
Consumer:
Residential real estate	312	251	442	458
Home equity	475	100	793	371
Consumer	101	78	349	210
Total charge-offs	1,531	782	3,521	2,276
Recoveries:
Commercial:
Commercial real estate	44	13	56	18
Commercial and industrial	429	3	679	31
Construction and development	10	67	20	69
Consumer:
Residential real estate	57	49	109	73
Construction and development	—	—	27	—
Home equity	9	14	163	90
Consumer	48	10	119	23
Total recoveries	597	156	1,173	304
Net charge-offs	934	626	2,348	1,972
Provision for loan losses	1,576	816	3,531	2,570
ALLL, end of period	$9,000	$7,641	$9,000	$7,641

Net charge-offs to average loans (annualized)	0.12%	0.09%	0.11%	0.14%

The ALLL to total loans ratio was 0.30 percent as of September 30, 2015 compared to 0.28 percent as of December 31, 2014. The adjusted ALLL, which includes the ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 2.17 percent of total loans as of December 31, 2014 to 1.75 percent of total loans as of September 30, 2015. The reduction in adjusted ALLL resulted primarily from lower loss rates used in the ALLL model due to improvement in charge-off levels and continued accretion of acquisition accounting fair value adjustments. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	September 30, 2015	December 31, 2014

Allowance for loan losses (GAAP)	$9,000	$7,817
Net acquisition accounting fair value discounts to loans	43,095	55,166
Adjusted allowance for loan losses	52,095	62,983
Loans	2,979,779	2,898,266
Adjusted allowance for loan losses to loans (Non-GAAP)	1.75%	2.17%

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2015, brokered deposits represented 11.1 percent of total deposits.

Total deposits as of September 30, 2015 were $3.25 billion, essentially unchanged from December 31, 2014. As of September 30, 2015 and December 31, 2014, the Company had outstanding time deposits under $100 thousand of $556.0 million and $547.5 million, respectively, and time deposits over $100 thousand of $474.9 million and $544.8 million, respectively.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

Composition of Deposit Portfolio:	September 30, 2015	December 31, 2014

Non-interest demand	22.5%	21.0%
Interest-bearing demand	14.9	14.5
Money market and savings	30.9	30.9
Time deposits	31.7	33.6
Total	100.0%	100.0%

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$718,989	22.1%	—%	$602,888	19.1%	—%
Interest-bearing demand	487,173	14.9	0.11	481,460	15.2	0.13
Money market and savings	996,357	30.6	0.28	956,128	30.2	0.24
Time deposits	1,056,806	32.4	0.85	1,123,293	35.5	0.58
Total average deposits	$3,259,325	100.0%	0.38%	$3,163,769	100.0%	0.30%

	Nine months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$684,516	21.1%	—%	$348,624	16.1%	—%
Interest-bearing demand	477,879	14.8	0.13	393,317	18.1	0.16
Money market and savings	999,081	30.9	0.29	634,253	29.2	0.26
Time deposits	1,075,072	33.2	0.80	794,864	36.6	0.67
Total average deposits	$3,236,548	100.0%	0.37%	$2,171,058	100.0%	0.35%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.38 percent in the third quarter of 2015 compared to 0.30 percent in the third quarter of 2014 due to changes in deposit mix and higher time deposit interest rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $395.5 million and $250.5 million as of September 30, 2015 and December 31, 2014, respectively, and consisted of FHLB advances maturing within twelve months. The balance of short-term FHLB advances increased during the year-to-date period to partially fund loan growth, investment purchases, and to compensate for the preferred stock redemption. The Company also shifted some of its maturities from long-term to short-term as the mix of loan originations and loans in the pipeline continue to be weighted towards variable rate lending.

Long-term debt totaled $129.9 million as of September 30, 2015, compared to $180.2 million as of December 31, 2014. Long-term debt included outstanding long-term FHLB advances of $54.0 million and $104.7 million as of September 30, 2015 and December 31, 2014, respectively. Long-term debt also included $7.1 million in a subordinated term loan due in 2018 as well as $38.1 million in fixed rate subordinated notes due in 2023. As of September 30, 2015, long-term debt also included a total of $24.9 million in junior subordinated debentures issued to various unconsolidated trusts that were formed to issue trust preferred securities. This amount grew from a balance of $24.4 million as of December 31, 2014, due to accretion of fair value discounts related to the trust preferred securities. Capital lease obligations, which are included in long-term debt, totaled $5.8 million and $6.0 million as of September 30, 2015 and December 31, 2014, respectively.

Shareholders’ Equity

Total shareholders’ equity was $556.8 million as of September 30, 2015, which was a decrease of $1.0 million from December 31, 2014. The decrease was primarily due to the preferred stock redemption of $28.4 million in the second quarter of 2015, a $1.9 million net other comprehensive loss, and $822 thousand of dividends paid on preferred stock prior to the redemption. The decrease was mostly offset by $32.8 million of year-to-date 2015 net income.

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

Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, available borrowings from the FHLB, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Bank. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases. The primary uses of liquidity at the holding company are common stock dividends, debt payments on its subordinated debt and TRUPs, and operating expenses. The primary sources of liquidity at the holding company are dividend distributions from the Bank. In addition, the holding company maintains a loan agreement with a correspondent bank providing for a revolving loan of up to an aggregate principal amount of $10.0 million. Borrowings under the loan agreement accrue interest at LIBOR plus 4.0 percent. The loan agreement will expire on July 1, 2016. However, the Company may extend the maturity date by twelve months so long as it is not in default under the loan agreement. The obligations of the loan agreement are secured by, among other things, a pledge of all of the capital stock of the Bank.

As of September 30, 2015, the Company's most liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold, and investment securities available for sale) totaled $791.2 million, which represented 18 percent of total assets and 24 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company had available off-balance sheet liquidity in the form of secured and unsecured lines of credit from various correspondent banks which totaled $388.1 million as of September 30, 2015. As of September 30, 2015, outstanding commitments for undisbursed lines of credit and letters of credit totaled $798.7 million, standby letters of credit issued by the FHLB on the Bank's behalf totaled $10.0 million, and outstanding capital commitments to a private investment fund were $3.1 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $3.44 billion, or 79 percent, of total assets as of September 30, 2015 compared to $3.50 billion or 82 percent of total assets as of December 31, 2014.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	September 30, 2015
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$531,347	$263,298	$236,270	$—	$1,030,915
Short-term borrowings	395,500	—	—	—	395,500
Long-term debt	—	49,163	14,004	66,692	129,859
Operating leases	3,849	6,321	3,721	4,741	18,632
Capital leases	569	1,163	1,212	6,158	9,102
Total contractual obligations	$931,265	$319,945	$255,207	$77,591	$1,584,008

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

The Company's and the Bank’s capital amounts and ratios as of September 30, 2015 are presented in the table below.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$440,124	11.98%	$293,874	8.00%	N/A	N/A
Tier 1 risk-based capital	387,521	10.55%	220,406	6.00%	N/A	N/A
Common equity Tier 1	385,535	10.50%	165,304	4.50%	N/A	N/A
Tier 1 leverage capital	387,521	9.40%	164,876	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$441,518	12.04%	$293,374	8.00%	$366,718	10.00%
Tier 1 risk-based capital	426,966	11.64%	220,031	6.00%	293,374	8.00%
Common equity Tier 1	426,966	11.64%	165,023	4.50%	238,367	6.50%
Tier 1 leverage capital	426,966	10.35%	164,974	4.00%	206,217	5.00%

In the second quarter of 2015, the Company redeemed $28.4 million of outstanding preferred stock that had originally been issued to the U.S. Treasury in connection with its TARP Capital Purchase Program.

On October 21, 2015, the Company's Board of Directors declared a regular quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock, payable November 19, 2015, to shareholders of record as of November 5, 2015.

The Company's tangible book value per common share was $12.31 as of September 30, 2015, which was an increase from $11.41 as of December 31, 2014. Tangible common equity to tangible assets increased to 9.30 percent as of September 30, 2015 from 8.80 percent as of December 31, 2014. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are both non-GAAP financial metrics.

(Dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014

Total shareholders' equity	$556,797	$557,802
Less: Preferred stock	—	28,405
Less: Goodwill and other intangible assets, net	166,476	168,829
Tangible common equity	390,321	360,568
Common shares outstanding	31,711,901	31,599,150
Tangible book value per share	$12.31	$11.41

Total assets	$4,362,226	$4,268,034
Less: Goodwill and other intangible assets, net	166,476	168,829
Tangible assets	$4,195,750	$4,099,205
Tangible common equity to tangible assets	9.30%	8.80%

Forward-Looking Information
This periodic report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, reduced earnings due to larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors; reduced earnings due to larger credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; the rate of delinquencies and amount of loans charged-off; the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods; costs or difficulties related to the integration of the banks we acquired or may acquire may be greater than expected; factors relating to our proposed acquisition of NewBridge, including our ability to consummate the transaction on a timely basis, if at all, our ability to effectively and timely integrate the operations of Yadkin and NewBridge, our ability to achieve the estimated synergies from this proposed transaction and once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans; results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets; the amount of our loan portfolio collateralized by real estate; our ability to maintain appropriate levels of capital; adverse changes in asset quality and resulting credit risk-related losses and expenses; increased funding costs due to market illiquidity, competition for funding, and increased regulatory requirements with regard to funding; significant increases in competitive pressure in the banking and financial services industries; changes in political conditions or the legislative or regulatory environment, including the effect of future financial reform legislation on the banking industry; general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; our ability to retain our existing customers, including our deposit relationships; changes occurring in business conditions and inflation; changes in monetary and tax policies; ability of borrowers to repay loans; risks associated with a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; changes in accounting principles, policies or guidelines; changes in the assessment of whether a deferred tax valuation allowance is necessary; our reliance on secondary liquidity sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits; loss of consumer confidence and economic disruptions resulting from terrorist activities or military actions; and changes in the securities markets. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The forward-looking statements in this periodic report on Form 10-Q speak only as of the date of this report, and the Company does not assume any obligation to update such forward-looking statements.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2015.

	September 30, 2015
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	9.08%	4.21%
+ 3.0%	6.33	3.32
+ 2.0%	3.23	2.33
+ 1.0%	0.67	1.09
No change	—	—
- 1.0%	(0.46)	(2.26)

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Accordingly, there are or will be important factors related to the NewBridge Merger that could cause actual results to differ materially from anticipated results. We believe that these factors include, but are not limited to, the following:
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the NewBridge Merger.
Before the NewBridge Merger and the NewBridge Bank Merger may be completed, Yadkin and NewBridge must obtain approvals from the Federal Reserve Board, the FDIC and the North Carolina Commissioner of Banks. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the NewBridge Merger or the NewBridge Bank Merger or require changes to the terms of the NewBridge Merger or the NewBridge Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the NewBridge Merger or the NewBridge Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the NewBridge Merger and the NewBridge Bank Merger, any of which might have an adverse effect on the combined company following the NewBridge Merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the NewBridge Merger may not be realized.
Yadkin and NewBridge have operated and, until the completion of the NewBridge Merger, will continue to operate, independently. The success of the NewBridge Merger, including anticipated benefits and cost savings, will depend, in part, on Yadkin’s ability to successfully combine and integrate the businesses of Yadkin and NewBridge in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the NewBridge Merger. The loss of key employees could adversely affect Yadkin’s ability to successfully conduct its business, which could have an adverse effect on Yadkin’s financial results and the value of the Yadkin common stock. If Yadkin experiences difficulties with the integration process, the anticipated benefits of the NewBridge Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Yadkin and/or NewBridge to lose customers or cause customers to remove their accounts from Yadkin and/or NewBridge and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the NewBridge Merger could be less than anticipated.
Termination of the NewBridge Merger Agreement could negatively impact Yadkin.
If the NewBridge Merger Agreement is terminated, there may be various consequences. For example, Yadkin’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the NewBridge Merger, without realizing any of the anticipated benefits of completing the NewBridge Merger. Additionally, if the

NewBridge Merger Agreement is terminated, the market price of Yadkin’s common stock could decline to the extent that the current market prices reflect a market assumption that the NewBridge Merger will be completed. If the NewBridge Merger Agreement is terminated under certain circumstances, Yadkin may be required to pay NewBridge a termination fee of $18 million plus documented out-of-pocket transaction expenses.
NewBridge and Yadkin will be subject to business uncertainties and contractual restrictions while the NewBridge Merger is pending.
Uncertainty about the effect of the NewBridge Merger on employees and customers may have an adverse effect on Yadkin. These uncertainties may impair Yadkin’s ability to attract, retain and motivate key personnel until the NewBridge Merger is completed, and could cause customers and others that deal with Yadkin to seek to change existing business relationships with Yadkin. Retention of certain employees by Yadkin may be challenging while the NewBridge Merger is pending, as certain employees may experience uncertainty about their future roles with Yadkin. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Yadkin, Yadkin’s business could be harmed.
If the NewBridge Merger is not completed, Yadkin will have incurred substantial expenses without realizing the expected benefits of the NewBridge Merger.
Yadkin has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the NewBridge Merger Agreement, including a portion of the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus relating to the NewBridge Merger. If the NewBridge Merger is not completed, Yadkin would have to recognize these expenses without realizing the expected benefits of the NewBridge Merger.
These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Yadkin from considering or proposing such an acquisition.

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

2.2	First Amendment to the Agreement and Plan of Merger By and Among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of April 22, 2014. (2)

2.3	Agreement and Plan of Merger, dated as of October 12, 2015, by and among Yadkin Financial Corporation, Navy Merger Sub Corp. and NewBridge Bancorp. (3)

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
(3) Incorporated by reference to corresponding exhibit to the Current Report on Form 8-K filed with the SEC on October 13, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YADKIN FINANCIAL CORPORATION

Date:	November 6, 2015	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	November 6, 2015	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer