Form 10-K
period 2015-12-31
YADKIN FINANCIAL Corp
filed 2016-03-11
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $658,658,676.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 50,767,144 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

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
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•
the impact of larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	the impact of concentration on our loan portfolio by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	increased funding costs due to market illiquidity, competition for funding and increased regulatory requirements with regard to funding;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•
the failure of assumptions underlying the establishment of reserves for possible loan losses, which may impact the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	our ability to maintain appropriate levels of capital;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	changes in the assessment of whether a deferred tax valuation allowance is necessary;

•	our ability to retain our existing customers, including our deposit relationships;

•
results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;

•	changes in political and economic conditions, including the political and economic effects of economic downturns and other major developments such as the ongoing war on terrorism;

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

•
factors relating to our proposed acquisition of NewBridge Bancorp ("NewBridge"), including our ability to effectively and timely integrate the operations of Yadkin and NewBridge, the reaction to the transaction of the companies' customers, employees and counterparties, our ability to achieve the estimated synergies from this proposed transaction, the introduction, withdrawal, successes and timing of business initiatives and, once integrated, the effects of such business combinations on our future financial condition, operating, results and strategy and plans;

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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 18.

PART I

ITEM 1. BUSINESS

Organization

Yadkin Financial Corporation (the "Company" or "Yadkin") is a bank holding company incorporated under the laws of North Carolina on March 2, 2006. The Company is headquartered in Raleigh, North Carolina, and conducts its business primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina-chartered commercial bank. Yadkin Bank’s primary business is providing banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas. Yadkin Bank began operations in 1968.

On March 1, 2016, Yadkin completed its acquisition of NewBridge Bancorp (“NewBridge”), pursuant to an Agreement and Plan of Merger, dated October 12, 2015 (the “NewBridge Merger Agreement”), by and among, the Company, Navy Merger Sub Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and NewBridge. At closing, Merger Sub merged with and into NewBridge, with NewBridge surviving and, immediately thereafter, NewBridge merged with and into the Company (the “Integrated Mergers”), with the Company surviving. Pursuant to the NewBridge Merger Agreement, each share of NewBridge Class A common stock and Class B common stock was converted into the right to receive 0.50 shares of the common stock of the Company.

Immediately following the Integrated Mergers, NewBridge Bank, a North Carolina-chartered commercial bank, merged with and into Yadkin Bank (together with the Integrated Mergers, the “NewBridge Acquisition”), with Yadkin Bank surviving such merger.

As of December 31, 2015, the pro forma combined company had total assets of $7.3 billion, deposits of $5.2 billion and loans of $5.0 billion. The combined company is currently the fourth largest bank headquartered in North Carolina and ranks first by North Carolina deposit market share among community banks. The Company now operates 110 full-service banking locations in its North Carolina and South Carolina banking network and has a significant presence in all major North Carolina markets, including Charlotte, the Raleigh-Durham-Chapel Hill Triangle, the Piedmont Triad, and Wilmington. The Company plans to complete systems integration in September 2016.

Financial Information Regarding Business Segments

The Company has a single operating segment, which is providing general commercial banking and financial services to individuals and businesses located in North Carolina and South Carolina, and to customers in various states through its U.S. Small Business Administration (SBA) lending program. See the Company’s Financial Statements and accompanying Notes in Item 8.

Primary Market Area

The Company operates branches in North Carolina and South Carolina. From an operational standpoint, management has organized its branches into six regions.  The table below reflects Yadkin’s branch locations, deposits, deposit market share, population, and population growth rates by region.

Region	Number of Branches	June 30, 2015 Deposits in Market ($000)	Deposit Market Share (%)	Percent of Franchise (%)	Total Population 2016 (Actual)	Population Change 2010-2016 (%)	Projected Population Change 2016-2021 (%)
Central Region	19	$1,123,166	2.61	35.06	2,493,598	10.06	6.24
Eastern Region	18	705,936	7.47	22.03	567,205	5.54	5.20
Southern Region	15	574,366	0.26	17.93	1,746,017	11.80	8.49
Western Region	16	800,422	15.18	24.98	416,930	0.22	2.90
Total	68	3,203,890		100.00	5,223,750	7.51	5.61
Aggregate: NC and SC					15,003,660	5.95	6.15
Aggregate: National					322,431,073	4.43	3.69

Source: SNL Financial, which derives its information from U.S. Census Bureau data

Competition

Commercial banking in North Carolina is highly competitive. The Company competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many competitors have broader geographic markets and higher lending limits than the Company and are also able to provide more services and make greater use of media advertising. All markets in which the Company has a banking office are also served by branches of the largest banks in North Carolina and South Carolina as well as national and international banks.

Despite the competition in its market areas, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company serves the needs of businesses, business owners, and professionals by creating mutually beneficial and deeply ingrained relationships with its customers and positively impacting its communities. In addition to offering standard banking products and services, the Company's associates build relationships with customers by understanding their personal and business challenges and goals, and providing tangible solutions. The Company offers customers modern banking services and technology with prompt, personal service and friendliness. The Company believes its approach to business builds goodwill among customers, shareholders, and the communities it serves that results in referrals from shareholders and satisfied customers. The Company also relies on traditional marketing to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events, and its officers and directors serve on boards of local civic and charitable organizations.

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

Employees

The Company employed 786 full-time and 59 part-time employees as of December 31, 2015, none of which are covered by a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Capital Adequacy Requirements Under Basel III

The Company must comply with the Federal Reserve’s established capital adequacy standards, and the Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance. The Federal Reserve's current capital standards implement the international regulatory capital framework adopted by the Basel Committee on Banking Supervision in December 2010, referred to as the "Basel III Rules." The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. Subject to a phase-in period for certain provisions, the Basel III Rules became effective on January 1, 2015.

The Basel III Rules are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under Basel III Rules, there are three categories of capital: (i) common equity Tier 1 Capital, which is common stock, retained earnings, accumulated other comprehensive income ("AOCI") as reported under GAAP, and certain minority interests in the equity accounts of consolidated subsidiaries; (ii) additional Tier 1 Capital, which is certain noncumulative perpetual preferred stock and certain minority interests in the equity accounts of consolidated subsidiaries which do not qualify for common equity Tier 1 Capital, and together with common equity Tier 1 Capital constitutes Tier 1 Capital; and (iii) Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a ratio of common equity Tier 1 risk-based capital to total assets of 4.5 percent; (ii) a ratio of Tier 1 risk-based capital to total assets of 6 percent; and (iii) a ratio of total risk-based capital to total assets of 8 percent.

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

As of December 31, 2015, the Company had a common equity Tier 1 risk-based capital ratio of 10.55 percent, a Tier 1 risk-based capital ratio of 10.59 percent, and a total risk-based capital ratio of 11.96 percent.

The Basel III Rules also establish minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3 percent for bank holding companies that meet certain criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4 percent. The Company's Tier 1 leverage ratio as of December 31, 2015 was 9.42 percent compared with 9.33 percent as of December 31, 2014. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 capital leverage ratio applicable to it.

The Basel III Rules implement certain changes from prior Federal Reserve capital rules in the methods of calculating certain risk-weighted assets, which in turn affects the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009, are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010, on a permanent basis, without any phase out. Community banks were also allowed to elect on a one time basis in to opt-out out of the requirement to include most AOCI components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company did not make this election, unrealized gains and losses would thereafter be included in the calculation of its regulatory capital. The Company made this election in its March 31, 2015 quarterly financial filings.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2015, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

FDIC Insurance Assessments

The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor, (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Company’s insurance assessments during 2015 and 2014 were $2.9 million and $2.1 million, respectively.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and ranged from $0.59 and $0.62 per $100 of assessable deposits during 2015 and 2014, respectively. These assessments will continue until the debt matures in 2017 through 2019.

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

During 2015, the Company initiated a quarterly cash dividend on its unrestricted common stock.

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

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed, and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. The Bank received a “Satisfactory” rating in its last CRA examination which was conducted during March 2015.

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

As of December 31, 2015, the Bank’s C&D concentration as a percentage of risk based capital totaled 88.1 percent and the Bank’s CRE concentration as a percentage of risk based capital totaled 249.2 percent.

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

As a result of various prior bank and bank holding company acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value. Management’s assumptions or valuations may not be accurate. In addition, the balances of nonperforming assets were significantly reduced by the adjustments to fair value recorded in conjunction with the various acquisitions. If our fair value assumptions were incorrect or the regulatory agencies to whom we report require us to change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results. Since our strategy includes additional acquisitions, we expect we would be further subject to such risk on a going forward basis.

Within our loan and purchased accounts receivable portfolios, we may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans or other receivables. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to foreclose the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities, and will expose us to additional legal and other costs and potential delays. Elevated levels of loan delinquencies and bankruptcies in our market area and among our customers can be indicative of future charge-offs and may require us to increase our allowance for loan and lease losses (“ALLL”) or valuation allowances. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers, and increases in our ALLL for loans or valuation allowances for purchased accounts receivable may hurt our overall financial performance.

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

There continues to be a general real estate slowdown in some of our market areas, reflecting declining prices and excess inventories. As a result, home builders and commercial developers have shown signs of financial deterioration for prolonged periods before recovery. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry and have impacted in the past and could in the future adversely affect our Builder Finance Division. In addition, many banking institutions, including our Bank, have experienced declines in the performance of other loans, including construction, land development and land loans and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecasted, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

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

We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our results of operations. In certain situations, we may elect to repurchase previously sold portions of SBA 7(a) loans that are delinquent, which may result in higher levels of nonperforming loans.

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

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, especially given heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not accurately reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the property may negatively impact the continuing value of such loan and could materially adversely affect our results of operations and financial condition.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2015, the fair value of our investment securities portfolio was $729.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary policy changes by the Federal Reserve, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may fail to realize all of the anticipated benefits, including estimated cost savings, of our merger with NewBridge Bancorp or other potential future acquisitions.

The success of our merger with NewBridge, which was consummated in March 2015, will depend on, among other things, the ability to continue to successfully complete the integration of the merged companies. Developing successful synergy has and will continue to demand significant commitments of time, energy and resources from our management and directors, which can be detrimental to the performance of their other responsibilities. If we are unable to achieve the desired levels of integration and synergy, the anticipated benefits of the merger may not be realized fully or at all, or may take longer than expected to be realized. There is no guarantee that we will be able to successfully integrate the businesses of the Company and NewBridge.

In the future, we also may encounter difficulties in obtaining required regulatory approvals, and contingent liabilities can arise from the businesses we may acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results.

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

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. The Federal Reserve raised short-term interest rates in December 2015 from near-zero interest rates. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

We face strong competition from larger, more established competitors.

The banking industry is highly competitive, and we experience strong competition from many other financial institutions, including some of the largest commercial banks in the United States. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere. We expect competition to continue to intensify due to financial institution consolidation.

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

The stock market can be volatile, and fluctuations in our operating results and other factors, could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

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

A failure in or breach of our operational or security systems, or those of our third party service providers, including cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity, or attempted theft of financial assets. We cannot assure you that any such failures, interruptions, or security breaches will not occur, or if they do occur, that they will be quickly detected and adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination, or capacity constraints on the part of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses, or other financial intermediaries. We also face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create a market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. There is no assurance that the failure of our counterparties would not materially adversely affect our results of operations.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our chief executive officer and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. The implementation of our business strategy will also require us to continue to attract, hire, motivate, and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

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

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, such circumstances could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could materially adversely affect our business, financial condition, results of operations, and prospects.

If securities or industry analysts do not publish or cease publishing research reports about us, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, the price of our stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If there is limited or no securities or industry analyst coverage of us, the market price for our stock would be negatively impacted. Moreover, if any of the analysts who elect to cover us downgrade our common stock, provide more favorable relative recommendations about our competitors or if our operating results or prospects do not meet their expectations, the market price of our common stock may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Sales or issuances of shares of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock. We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. The market price of our common stock could decline as a result of an equity offering, including the issuance of a large block of shares of our common stock in connection with acquisitions, or the perception that such sales could occur.

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

The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a ratio of common equity Tier 1 risk-based capital to total assets of 4.5 percent; (ii) a ratio of Tier 1 risk-based capital to total assets of 6 percent; and (iii) a ratio of total risk-based capital to total assets of 8 percent.

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

The Basel III rules also establish minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3 percent for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4 percent. The Company’s Tier 1 leverage ratio as of December 31, 2015 was 9.42 percent compared to 9.33 percent at December 31, 2014. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2015, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

As of December 31, 2015, we had $165.7 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. The acquisition of NewBridge and future acquisitions could result in additional goodwill.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Raleigh, North Carolina. As of December 31, 2015, the Company operated 68 banking offices in North Carolina and South Carolina. The Company owns many of the buildings and leases other facilities from third parties. The Company also leases office space for its corporate headquarters in Raleigh, North Carolina. Management believes that the premises occupied by the Company are well located, are suitably equipped to serve as financial services facilities, and are adequately covered by insurance.

Net book value of the Company’s real property used for business purposes as well as furniture, fixtures, and equipment was $73.7 million as of December 31, 2015. Additional information relating to premises, equipment and lease commitments is set forth in Note G "Premises and Equipment" and Note L "Leases" in the "Notes to Consolidated Financial Statements" in this report.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's voting common stock is traded on the NYSE under the symbol "YDKN". There were 50,767,144 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of March 10, 2016, owned by 7,752 shareholders of record. The following table provides the quarterly high and low trading prices and closing sales prices for the last two years.

	High	Low	Last	Cash Dividends Declared
2015
First Quarter	$20.64	$18.00	$20.30	$—
Second Quarter	21.90	19.11	20.95	—
Third Quarter	23.00	18.80	21.49	0.10
Fourth Quarter	27.23	20.89	25.17	0.10

2014
First Quarter	$22.02	$16.62	$21.41	$—
Second Quarter	21.77	17.54	18.84	—
Third Quarter	19.50	17.50	18.16	—
Fourth Quarter	19.78	17.92	19.65	—

The Company's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital, the availability of liquid assets for distribution, and other factors determined relevant by the Company's Board of Directors. The Company's ability to generate liquid assets for distribution is dependent on the ability of the Bank to pay dividends to the Company. In addition, the payment of dividends by bank holding companies is subject to legal and regulatory limitations. For more information regarding regulatory restrictions, see "Supervision and Regulation - Payment of Dividends and Other Restrictions" section in Item 1 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the third and quarter of 2015, the Company initiated a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock. On January 27, 2016, the Company declared a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock. The dividend was paid on February 18, 2016 to shareholders of record as of February 11, 2016. On February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock. The dividend was paid on March 7, 2016 to shareholders of record as of February 29, 2016.

The Company maintains certain employee and director benefit plans under which equity securities of the Company may be awarded. See Note R "Employee and Director Benefit Plans" in Item 8 of this report.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Yadkin’s common stock since the last trading day of 2010 with the cumulative return for the same period of: (i) the Russell 2000 Index and (ii) the SNL Southeast Bank Index. The graph assumes an investment of $100 on the last trading day of 2010 in the Yadkin’s common stock and in each index and that all dividends, if any, were reinvested.

		Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Yadkin Financial Corporation	100.00	88.95	162.43	313.81	361.88	467.58
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Southeast Bank	100.00	58.51	97.19	131.70	148.33	146.02

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes financial data for the periods presented.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Summary of Operations
Interest income	$178,703	$134,548	$79,090	$48,092	$14,057
Interest expense	19,553	13,980	8,653	6,804	2,756
Net interest income	159,150	120,568	70,437	41,288	11,301
Provision for loan losses	6,245	3,413	5,469	5,354	1,621
Net interest income after the provision for loan losses	152,905	117,155	64,968	35,934	9,680
Non-interest income	40,403	28,917	24,789	11,983	1,710
Non-interest expense	122,686	118,954	81,870	50,345	17,569
Income (loss) before income taxes	70,622	27,118	7,887	(2,428)	(6,179)
Income tax expense (benefit)	25,995	5,413	2,014	(3,216)	188
Net income (loss)	44,627	21,705	5,873	788	(6,367)
Dividends on preferred stock	822	1,269	—	—	—
Net income (loss) attributable to non-controlling interests	—	2,466	3,601	1,935	(424)
Net income (loss) available to common shareholders	$43,805	$17,970	$2,272	$(1,147)	$(5,943)
Per Common Share
Net income (loss), basic	$1.39	$0.88	$0.25	$(0.12)	$(2.21)
Net income (loss), diluted	1.38	0.88	0.25	(0.12)	(2.21)
Dividends on common stock	0.20	—	—	—	—
Book value	17.73	17.65	15.27	15.40	15.26
Tangible book value	12.51	11.65	12.83	12.59	12.46
Weighted average shares outstanding:
Basic	31,610,733	20,500,519	9,219,406	9,219,406	2,689,301
Diluted	31,695,808	20,505,142	9,219,406	9,219,406	2,689,301
Common shares outstanding	31,727,767	31,599,150	9,219,406	9,219,406	9,219,406
Balance Sheet Data
Total assets	$4,474,144	$4,268,034	$2,122,713	$1,089,808	$1,101,373
Cash and cash equivalents	111,918	132,365	100,780	50,513	58,666
Investment securities (1)	728,314	712,041	404,888	136,491	169,708
Loans (2)	3,123,831	2,918,471	1,401,496	784,648	740,608
Allowance for loan losses	9,769	7,817	7,043	3,998	1,081
Deposits	3,310,297	3,247,364	1,672,231	870,962	885,507
Long-term debt	194,967	180,164	72,941	19,864	24,216
Shareholders’ equity	562,549	557,802	238,059	180,722	183,510
Selected Performance Ratios
Return on average assets	1.04%	0.69%	0.33%	0.07%	(2.10)%
Return on average shareholders’ equity	7.98	5.59	2.61	0.43	(12.52)
Net interest margin	4.28	4.43	4.44	4.44	4.35
Efficiency ratio (3)	61.48	79.58	85.97	94.51	135.03
Asset Quality Ratios
Net charge-offs to average loans	0.14	0.12	0.20	0.33	1.29
Allowance for loan losses to loans	0.32	0.27	0.51	0.52	0.15
Nonperforming loans to loans	1.06	0.92	1.52	1.93	3.56
Nonperforming assets to total assets	1.07	0.93	1.49	1.89	3.44
Capital Ratios
Common equity Tier 1 (4)	10.55%	NR	NR	NR	NR
Total risk-based capital	11.99	12.18%	12.70%	14.96%	16.47%
Tier 1 risk-based capital	11.64	11.82	11.85	13.66	15.56
Tier 1 leverage	10.34	10.13	10.16	11.45	19.55
Tangible common equity to tangible assets	9.21	8.98	9.85	14.33	14.40

(1)	Investment securities include available-for-sale and held-to-maturity securities.

(2)	Loans include loans held for sale.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Yadkin became subject to new Basel III regulatory capital rules in Q1 2015. The common equity Tier 1 ratio was not reported in prior periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina-chartered commercial bank. Yadkin Bank’s primary business is providing banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas.

Mergers and Acquisitions

Acquisition of NewBridge Bancorp

On March 1, 2016, Yadkin completed its acquisition of NewBridge Bancorp (“NewBridge”), pursuant to an Agreement and Plan of Merger, dated October 12, 2015 (the “NewBridge Merger Agreement”), by and among, the Company, Navy Merger Sub Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and NewBridge. At closing, Merger Sub merged with and into NewBridge, with NewBridge surviving and, immediately thereafter, NewBridge merged with and into the Company (the “Integrated Mergers”), with the Company surviving. Pursuant to the NewBridge Merger Agreement, each share of NewBridge Class A common stock and Class B common stock was converted into the right to receive 0.50 shares of the common stock of the Company.

Immediately following the Integrated Mergers, NewBridge Bank, a North Carolina-chartered commercial bank, merged with and into Yadkin Bank (together with the Integrated Mergers, the “NewBridge Acquisition”), with Yadkin Bank surviving such merger.

As of December 31, 2015, the pro forma combined company had total assets of $7.3 billion, deposits of $5.2 billion and loans of $5.0 billion. The combined company is currently the fourth largest bank headquartered in North Carolina and ranks first by North Carolina deposit market share among community banks. The Company now operates 110 full-service banking locations in its North Carolina and South Carolina banking network and has a significant presence in all major North Carolina markets, including Charlotte, the Raleigh-Durham-Chapel Hill Triangle, the Piedmont Triad, and Wilmington. The Company plans to complete systems integration in September 2016.

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed its mergers (the “2014 Mergers”) with VantageSouth Bancshares, Inc. (“VantageSouth”) and Piedmont Community Bank Holdings, Inc. (“Piedmont”), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the 2014 Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan.

Immediately following the 2014 Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The 2014 Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the 2014 Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, the historical financial results of the Company prior to the 2014 Mergers reflect the historical balances of Piedmont, and the financial results of the Company after the 2014 Mergers reflect the combined organization. In addition, the assets and liabilities of Yadkin as of the date of the 2014 Mergers have been recorded at estimated fair value and added to those of Piedmont. The 2014 Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the 2014 Mergers may not be comparable to financial results prior to the 2014 Mergers.

Executive Summary

The following is a summary of the Company’s 2015 financial highlights and significant recent events:

•	On March 1, 2016, the Company completed its previously announced acquisition of NewBridge Bancorp and is currently the largest community bank in North Carolina by deposit market share.

•
On February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per common share. The dividend will be paid on March 7, 2016 to shareholders of record as of February 29, 2016.

•
Net operating income available to common shareholders, which excludes certain non-operating items, improved to $47.4 million, or $1.49 per diluted share, in 2015 from $27.2 million, or $1.33 per share, in 2014.

•	Operating return on tangible common equity improved to 12.92 percent percent in 2015 from 9.93 percent in 2014.

•	Operating return on average assets improved to 1.12 percent in 2015 from 1.03 percent in 2014.

•	Operating efficiency ratio improved to 59.2 percent in 2015 from 64.2 percent in 2014.

•	The Company originated loans and commitments totaling $1.48 billion during 2015. Net of repayments, outstanding loans increased $178.3 million, or 6.2 percent, during the year.

•
Low cost deposit growth was 6.4 percent annualized in Q3 2015 while non-interest demand deposits increased to 22.5 percent of total deposits at December 31, 2015 from 21.0 percent at December 31, 2014.

•	In May 2015, the Company redeemed $28.4 million of preferred stock that had originally been issued in connection with the U.S. government's TARP Capital Purchase Program.

•	The Company initiated a quarterly cash dividend of $0.10 per common share in the third quarter of 2015.

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

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Operating Earnings
Net income	$44,627	$21,705	$5,873
Securities gains	—	(126)	(1,215)
Gain on acquisition	—	—	(7,382)
Gain on sales of branches	(88)	(415)	—
Merger and conversion costs	1,102	22,136	14,650
Restructuring charges	3,533	1,142	—
Income tax effect of adjustments	(1,637)	(7,553)	(5,179)
DTA valuation allowance reversal	—	(4,706)	—
DTA revaluation from reduction in state income tax rates	651	—	1,218
Net operating earnings (Non-GAAP)	48,188	32,183	7,965
Dividends on preferred stock	(822)	(1,269)	—
Net income attributable to non-controlling interests	—	(2,466)	(3,601)
Allocation of adjustments to non-controlling interests	—	(1,231)	(1,509)
Net operating earnings available to common shareholders (Non-GAAP)	$47,366	$27,217	$2,855

Net operating earnings per common share:
Basic (Non-GAAP)	$1.50	$1.33	$0.31
Diluted (Non-GAAP)	1.49	1.33	0.31

Pre-Tax, Pre-Provision Operating Earnings
Net income	$44,627	$21,705	$5,873
Provision for loan losses	6,245	3,413	5,469
Income tax expense	25,995	5,413	2,014
Pre-tax, pre-provision income	76,867	30,531	13,356
Securities gains	—	(126)	(1,215)
Gain on sales of branches	(88)	(415)	—
Gain on acquisition	—	—	(7,382)
Merger and conversion costs	1,102	22,136	14,650
Restructuring charges	3,533	1,142	—
Pre-tax, pre-provision operating earnings (Non-GAAP)	$81,414	$53,268	$19,409

Operating Non-Interest Income
Non-interest income	$40,403	$28,917	$24,789
Securities gains	—	(126)	(1,215)
Gain on sales of branches	(88)	(415)	—
Gain on acquisition	—	—	(7,382)
Operating non-interest income (Non-GAAP)	$40,315	$28,376	$16,192

Operating Non-Interest Expense
Non-interest expense	$122,686	$118,954	$81,870
Merger and conversion costs	(1,102)	(22,136)	(14,650)
Restructuring charges	(3,533)	(1,142)	—
Operating non-interest expense (Non-GAAP)	$118,051	$95,676	$67,220

Operating Efficiency Ratio
Efficiency ratio	61.48%	79.58%	85.97%
Effect to adjust for securities gains	—	0.06	1.12
Effect to adjust for gain on acquisition	—	—	7.23
Effect to adjust for gain on sales of branches	0.03	0.22	—
Effect to adjust for restructuring charges	(1.77)	(0.77)	—
Effect to adjust for merger and conversion costs	(0.56)	(14.85)	(16.72)
Operating efficiency ratio (Non-GAAP)	59.18%	64.24%	77.60%

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Taxable-Equivalent Net Interest Income
Net interest income	$159,150	$120,568	$70,437
Taxable-equivalent adjustment	1,274	321	64
Taxable-equivalent net interest income (Non-GAAP)	$160,424	$120,889	$70,501

Core Net Interest Income and Net Interest Margin (Annualized)
Taxable-equivalent net interest income (Non-GAAP)	$160,424	$120,889	$70,501
Acquisition accounting amortization / accretion adjustments related to:
Loans	(14,860)	(15,186)	(8,953)
Deposits	(3,109)	(3,105)	2,565
Borrowings and debt	557	91	41
Income from issuer call of debt security	(742)	—	—
Core net interest income (Non-GAAP)	$142,270	$102,689	$64,154

Divided by: average interest-earning assets	$3,748,533	$2,730,575	$1,586,452
Core taxable-equivalent net interest margin (Non-GAAP)	3.80%	3.76%	4.04%

Analysis of Results of Operations

Net Income

2015 compared to 2014

Net income was $44.6 million in 2015, which was a significant increase from $21.7 million in 2014. Net income available to common shareholders improved to $43.8 million, or $1.39 per diluted common share, in 2015 from $18.0 million, or $0.88 per diluted common share, in 2014. Net operating earnings, which excludes certain nonrecurring income and expenses, improved to $48.2 million in 2015 from $32.2 million in 2014 as the Company benefited from significant operating leverage provided by the 2014 Mergers. Similarly, pre-tax, pre-provision operating earnings increased to $81.4 million in 2015 from $53.3 million in 2014.

Two commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average shareholders' equity (net income as a percentage of average shareholders' equity). Return on average assets was 1.04 percent in 2015 compared to 0.69 percent in 2014. Return on average shareholders' equity was 7.98 percent in 2015 compared to 5.59 percent in 2014.

2014 compared to 2013

Net income was $21.7 million in 2014, which was a significant improvement from $5.9 million in 2013. Net income available to common shareholders was $18.0 million, or $0.88 per common share, in 2014 compared to $2.3 million, or $0.25 per common share, in 2013. Net income in 2014 was significantly influenced by the 2014 Mergers, while 2013 reflected the impact of the ECB Merger. Net operating earnings, which exclude securities gains, merger and conversion costs, and non-recurring income tax adjustments, totaled $32.2 million in 2014, compared to $8.0 million in 2013. Return on average assets was 0.69 percent in 2014, which was an improvement from 0.33 percent in 2013. Return on average shareholders' equity was 5.59 percent in 2014 compared to 2.61 percent in 2013.

Net Interest Income

2015 compared to 2014

Net interest income improved to $159.2 million in 2015 from $120.6 million in 2014. The increase in net interest income was the result of a significant increase in earning assets primarily from the 2014 Mergers but also from organic business activity. Average earning assets increased from $2.73 billion in 2014 to $3.75 billion in 2015. Over this period, average loan balances increased by $863.6 million, and average investment securities increased by $150.0 million. In addition, average interest-bearing deposits increased by $549.4 million.

Taxable-equivalent net interest margin was 4.28 percent in 2015, compared to 4.43 percent in 2014. Net interest margin was negatively affected by a decline in the yield on earning assets from 4.94 percent in 2014 to 4.80 percent in 2015, and an increase in the cost of interest-bearing liabilities from 0.61 percent in 2014 to 0.65 percent in 2015.

Net accretion income on acquired loans totaled $18.2 million in 2015, which consisted of $4.1 million of net accretion on purchased credit-impaired loans and $14.1 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in 2014 totaled $10.0 million, which included $3.0 million of net accretion on PCI loans and $7.0 million of accretion income on purchased non-impaired loans. The increase in net accretion income in 2015 resulted from accretion of fair value discounts recorded on loans acquired in the 2014 Mergers.

2014 compared to 2013

Net interest income totaled $120.6 million in 2014, compared to $70.4 million in 2013. Average earning assets totaled $2.73 billion in 2014, which was a significant increase from $936.5 million in 2013. The increase in average earning assets was the result of assets acquired in the 2014 Mergers, the ECB Merger, and organic loan growth.

Taxable-equivalent net interest margin was 4.43 percent in 2014, compared to 4.44 percent in 2013. Net interest margin benefited by a reduction in the cost of interest-bearing liabilities which fell from 0.87 percent in 2013 to 0.61 percent in 2014. The favorable impact of a lower rate on interest-bearing liabilities was largely offset by declining yields on interest-earning assets, resulting from the origination of new loans at lower market rates and the reinvestment of principal paydowns and proceeds from sales of securities at lower market rates. The average yield on loans decreased from 6.01 percent in 2013 to 5.79 percent in 2014, and the average yield on investment securities declined from 2.67 percent in 2013 to 2.15 percent in 2014.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$2,982,292	$161,777	5.42%	$2,118,695	$122,613	5.79%	$1,214,082	$71,975	5.93%
Investment securities (2)	712,210	18,004	2.53	562,190	12,112	2.15	331,459	7,090	2.14
Federal funds and other	54,031	196	0.36	49,690	144	0.29	40,911	89	0.22
Total interest-earning assets	3,748,533	179,977	4.80%	2,730,575	134,869	4.94%	1,586,452	79,154	4.99%
Goodwill	152,152			89,203			26,254
Other intangibles, net	15,182			11,525			5,034
Non-interest-earning assets	393,972			301,876			173,124
Total assets	$4,309,839			$3,133,179			$1,790,864

Liabilities and Equity
Interest-bearing demand	$483,406	583	0.12%	$408,580	$641	0.16%	297,162	645	0.22%
Money market and savings	998,747	2,779	0.28	719,637	1,924	0.27	422,543	1,363	0.32
Time	1,067,551	8,647	0.81	872,040	5,839	0.67	557,853	4,195	0.75
Total interest-bearing deposits	2,549,704	12,009	0.47	2,000,257	8,404	0.42	1,277,558	6,203	0.49%
Short-term borrowings	321,393	1,546	0.48	172,700	406	0.24	60,098	165	0.27
Long-term debt	148,836	5,998	4.03	123,199	5,170	4.20	51,239	2,285	4.46
Total interest-bearing liabilities	3,019,933	19,553	0.65%	2,296,156	13,980	0.61%	1,388,895	8,653	0.62%
Noninterest-bearing deposits	702,899			431,816			167,058
Other liabilities	27,858			16,925			9,614
Total liabilities	3,750,690			2,744,897			1,565,567
Shareholders’ equity	559,149			388,282			225,297
Total liabilities and shareholders’ equity	$4,309,839			$3,133,179			$1,790,864

Net interest income, taxable equivalent		$160,424			$120,889			$70,501
Interest rate spread (3)			4.15%			4.33%			4.37%
Tax equivalent net interest margin (4)			4.28%			4.43%			4.44%

Percentage of average interest-earning assets to average interest-bearing liabilities			124.13%			118.92%			114.22%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 35.0 percent. The taxable-equivalent adjustment was $1.3 million, $321 thousand and $64 thousand for 2015, 2014 and 2013, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on taxable-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.

	Change from 2014 to 2015 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$47,356	$(8,192)	$39,164
Investment securities	3,561	2,331	5,892
Federal funds and other interest-earning assets	14	38	52
Total interest-earning assets	50,931	(5,823)	45,108

Interest-bearing liabilities:
Interest-bearing demand	108	(166)	(58)
Money market and savings	763	92	855
Time deposits	1,451	1,357	2,808
Total interest-bearing deposits	2,322	1,283	3,605
Short-term borrowings	522	618	1,140
Long-term debt	1,040	(212)	828
Total interest-bearing liabilities	3,884	1,689	5,573
Change in net interest income, taxable equivalent	$47,047	$(7,512)	$39,535

Provision for Loan Losses

The following table summarizes the year-to-date changes in the ALLL for the periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(4,293)	—	(4,293)
Provision for loan losses	6,221	24	6,245
Balance at December 31, 2015	$8,447	$1,322	$9,769

2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(2,626)	(13)	(2,639)
Provision for loan losses	4,463	(1,050)	3,413
Balance at December 31, 2014	$6,519	$1,298	$7,817

2013:
Balance at January 1, 2013	$2,720	$1,278	$3,998
Net charge-offs	(2,424)	—	(2,424)
Provision for loan losses	4,386	1,083	5,469
Balance at December 31, 2013	$4,682	$2,361	$7,043

2015 compared to 2014

Provision for loan losses was $6.2 million during 2015, compared to $3.4 million in 2014. The $2.8 million increase in provision for loan losses was due to provisions recorded for both PCI loan and non-PCI loans. Non-PCI loan provision expense increased $1.8 million during 2015, due to higher net charge-offs and organic loan growth. PCI-loan provision expense was $24 thousand during 2015, compared to net impairment reversal of $1.1 million in 2014.

The ALLL was $9.8 million, or 0.32 percent of total loans, as of December 31, 2015 compared to $7.8 million, or 0.27 percent of total loans, as of December 31, 2014. The increase in ALLL as a percent of total loans was primarily due to allowances required for acquired non-PCI loans as the credit-related discounts established at acquisition date have been accreted to earnings. Adjusted ALLL, which combines the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 1.62 percent of total loans as of December 31, 2015 compared to 2.17 percent as of December 31, 2014. Annualized net charge-offs were 0.14 percent of average loans in 2015, compared to 0.12 percent of average loans in 2014.

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

The Company's quarterly PCI cash flow re-estimations resulted in provision expense of $24 thousand in 2015, compared to provision credit of $1.1 million in 2014. The ALLL related to PCI loans as of December 31, 2015 was $1.3 million. Of this amount, $379 thousand was related to a residential real estate loan pool, $412 thousand was related to a commercial real estate loan pool, $143 thousand was related to a commercial and industrial loan pool, $283 thousand was related to a home equity loan pool, and $88 thousand was related to a consumer loan pool.

2014 compared to 2013

Provision for loan losses was $3.4 million in 2014 compared to $5.5 million in 2013. The 2014 provision for loan losses was comprised of $4.4 million in provision expense on non-PCI loans and a $1.1 million provision credit on PCI loan pools. The ALLL related to PCI loans as of December 31, 2014 was $1.3 million. Of this amount, $537 thousand was related to a residential real estate loan pool, $460 thousand was related to a commercial real estate loan pool, $94 thousand was related to a commercial and industrial loan pool, $87 thousand was related to a home equity loan pool, and $114 thousand was related to a consumer loan pool.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Service charges and fees on deposit accounts	$13,750	$9,574	$4,959
Government-guaranteed lending	12,729	9,450	5,586
Mortgage banking	6,257	3,370	2,265
Bank-owned life insurance	1,873	1,784	1,226
Gain on sales of available for sale securities	—	126	1,215
Gain on sales of branches	88	415	—
Gain on acquisition	—	—	7,382
Other	5,706	4,198	2,156
Total non-interest income	$40,403	$28,917	$24,789

2015 compared to 2014

Non-interest income totaled $40.4 million in 2015, which was a $11.5 million increase from $28.9 million in 2014. Operating non-interest income, which excludes securities gains and branch sale gains in both periods, totaled $40.3 million in 2015 compared to $28.4 million in 2014. Service charges and fees on deposit accounts increased by $4.2 million primarily due to the addition of acquired Yadkin deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $3.3 million due to a higher volume of loan originations and sales as the Company continues to expand its government lending presence into new markets. Mortgage banking income increased by $2.9 million due to higher production volumes resulting from the 2014 Mergers as well as servicing income generated by the retained servicing portfolio. Branch sales generated gains totaling $88 thousand and $415 thousand during 2015 and 2014, respectively, as part of the Company's continuing focus on branch optimization.

2014 compared to 2013

Non-interest income totaled $28.9 million in 2014 compared to $24.8 million in 2013. Non-interest income in 2013 included a one-time $7.4 million acquisition gain related to the merger with ECB Bancorp, Inc. ("ECB Merger"). Securities gains totaled $126 thousand in 2014, compared to $1.2 million in 2013 when the Company recognized gains resulting from the sale of the majority of its municipal bond portfolio for balance sheet management and tax purposes. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, totaled $9.5 million in 2014 and $5.6 million in 2013.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Salaries and employee benefits	$60,898	$51,342	$37,255
Occupancy and equipment	18,799	15,075	9,133
Data processing	7,599	5,235	3,920
FDIC deposit insurance premiums	2,892	2,091	1,486
Professional services	4,556	3,943	2,857
Foreclosed asset expense, net	1,276	671	473
Loan, collection, and repossession expense	3,643	3,075	2,974
Merger and conversion costs	1,102	22,136	14,650
Restructuring charges	3,533	1,142	—
Amortization of other intangible assets	3,098	2,157	800
Other	15,290	12,087	8,322
Total non-interest expense	$122,686	$118,954	$81,870

2015 compared to 2014

Non-interest expense totaled $122.7 million in 2015 compared to $119.0 million in 2014. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, totaled $118.1 million in 2015 compared to $95.7 million in 2014. The $3.7 million increase in non-interest expense was due to general increases in various operating expenses resulting from the 2014 Mergers, including a $9.6 million increase in salaries and employee benefits, a $3.7 million increase in occupancy and equipment expense, and a $2.4 million increase in data processing expense. The impact of these increases was partially offset by a $21.0 million reduction in merger and conversion costs, which, during 2014, included professional fees, severance, and other expenses required to close the 2014 Mergers as well as costs to convert data processing, technology, signage, and the branch network to the Company's integrated platform. During 2015, merger and conversion costs include expenses related to the Integrated Mergers that were completed March 1, 2016.

The Company's operating efficiency ratio improved from 64.2 percent in 2014 to 59.2 percent in 2015 primarily due to the significant scale and operating leverage provided by the 2014 Mergers.

2014 compared to 2013

Non-interest expense totaled $119.0 million in 2014 compared to $81.9 million in 2013. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2014 were all significantly impacted by 2014 Mergers, which added employees, branch and other facilities, and equipment to the Company's expense base. Direct merger, transaction and system conversion costs, which totaled $22.1 million during 2014, primarily related to the 2014 Mergers, compared to $14.7 million in 2013, primarily related to the ECB merger. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs and restructuring charges, improved from 77.6 percent in 2013 to 64.2 percent in 2014 resulting from increased scale and operating leverage provided by the mergers.

Income Taxes

2015 compared to 2014

Income tax expense was $26.0 million in 2015 compared to $5.4 million in 2014. The Company's effective tax rate was 36.8 percent in 2015, compared to 20.0 percent in 2014. The increase in the effective tax rate was the combined impact of $651 thousand in tax expense for a 2015 deferred tax adjustment resulting from a reduction in the North Carolina state corporate income tax rate and the 2014 reversal of a $4.7 million valuation allowance on certain deferred tax assets that had been recorded by Piedmont prior to the 2014 Mergers.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would realize the net deferred tax asset of $55.6 million as of December 31, 2015.

2014 compared to 2013

Income tax expense was $5.4 million in 2014, which included the reversal of a $4.7 million valuation allowance. Income tax expense was $2.0 million in 2013, which included tax expense of $1.2 million for a deferred tax adjustment resulting from reductions in the North Carolina state corporate income tax rates.

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

The amortized cost and fair value of the available-for-sale securities portfolio was $694.5 million and $689.1 million, respectively, as of December 31, 2015 compared to $674.2 million and $672.4 million, respectively, as of December 31, 2014. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.2 million and $40.5 million, respectively, as of December 31, 2015, compared to $39.6 million and $40.6 million, respectively, as of December 31, 2014.

In 2015, as the Company began allocating a portion of its portfolio to purchases of Volcker Rule-compliant CLOs, all of which are AA/Aa2 rated bonds. CLOs are securitized pools of widely syndicated senior-secured, floating rate corporate loans. The Company performs extensive pre-purchase due diligence and ongoing monitoring of all its CLOs, including but not limited to, evaluation of manager expertise and performance, compliance with the Volcker Rule, security structure, tranche subordination, over-collateralization tests, weighted average risk factor, stress tests, and underlying loan concentrations, covenants, and other characteristics.

Marketable investment securities accounted for as available for sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. As of December 31, 2015 and 2014, the available-for-sale securities portfolio had $2.2 million and $2.8 million, respectively, of unrealized gains and $7.6 million and $4.6 million, respectively, of unrealized losses. Marketable investment securities accounted for as held to maturity are recorded at amortized cost.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$5,980	$5,982	$14,914	$14,944	$14,834	$14,673
SBA-guaranteed securities	12,114	12,176	60,408	60,120	66,579	65,880
Mortgage-backed securities issued by GSEs	440,654	435,625	428,076	425,283	216,818	205,260
Municipal bonds	55,402	55,800	39,907	40,258	600	601
Corporate bonds	123,669	123,532	118,799	119,912	109,423	110,740
Collateralized loan obligations	50,538	50,483	—	—	—	—
Non-agency RMBS	3,528	3,663	4,961	4,963	—	—
Non-agency CMBS	—	—	3,576	3,578	5,867	5,938
Other debt securities	245	245	498	498	253	253
Marketable equity securities	2,381	1,626	3,017	2,865	677	1,043
Total securities available for sale	$694,511	$689,132	$674,156	$672,421	$415,051	$404,388

Securities held to maturity:
Municipal bonds	$39,182	$40,500	$39,620	$40,586	$—	$—
Corporate bonds	—	—	—	—	500	500
Total securities held to maturity	$39,182	$40,500	$39,620	$40,586	$500	$500
Securities in an unrealized loss position as of December 31, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of December 31, 2015.

The following table summarizes the amortized cost of debt securities in the investment portfolio as of December 31, 2015, segregated by major category with ranges of maturities and average yields.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)

Securities available for sale:
GSE obligations	$—	—%	$5,982	1.09%	$—	—%	$—	—%	$5,982	1.09%
SBA-guaranteed securities	—	—	410	3.34	11,766	2.87	—	—	12,176	2.89
Mortgage-backed securities(1)	20,438	1.63	214,264	2.05	186,184	2.49	18,402	1.88	439,288	2.26
Corporate bonds	40,895	2.72	42,788	2.56	35,229	3.81	4,620	3.31	123,532	3.00
Collateralized loan obligations	—	—	—	—	50,483	2.46	—	—	50,483	2.46
Municipal bonds	5,585	3.51	26,081	2.92	22,758	2.73	1,376	3.11	55,800	2.90
Other debt securities	245	0.50	—	—	—	—	—	—	245	0.50
Total debt securities available for sale	$67,163	2.44%	$289,525	2.18%	$306,420	2.67%	$24,398	2.22%	$687,506	2.43%

Securities held to maturity:
Municipal bonds	$—	—%	$31,421	3.84%	$4,072	4.10%	$3,689	5.78%	$39,182	4.05%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

(2)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of December 31, 2015, the weighted average life of the Company's debt securities was 5.1 years, and the weighted average effective duration was 3.4 years.

The Company also owned $24.8 million and $19.5 million of FHLB stock as of December 31, 2015 and 2014, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Commercial and Industrial (C&I) Loans. C&I loans are typically for working capital, equipment, and business expansion. C&I loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Company requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15- to 25-year amortizations for owner-occupied real estate. C&I loans totaled $553.1 million as of December 31, 2015.

Commercial Real Estate Loans. Commercial real estate loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Company generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations. Owner-occupied commercial real estate loans totaled $677.5 million, and non-owner-occupied commercial real estate loans totaled $773.7 million as of December 31, 2015.

Construction Loans. Commercial construction loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years once the properties are stabilized. The Company's primary focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to builders in situations in which the home is pre-sold to the end user and the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 18 months in length. Construction loans to home builders for speculative residential homes are not a focus for the Company. In many cases, home builders do require a speculative component to their lending facilities; however, credit exposure is controlled through the covenants relating to the home builder's speculative-to-sold ratio. Any loans made in this product would be to well-established home builders with an excellent track record who are focused on delivering commodity-style housing. Through its Builder Finance division, the Company lends to home builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Company's loan policies require personal guarantees of the principal business owners. Commercial construction loans and one-to-four family residential construction loans to home builders totaled $345.3 million as of December 31, 2015.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Company also offers construction-to-permanent loans for one-to-four family properties. These loans are generally sold to investors when construction is complete and the loan converts to permanent financing. The Company offers fixed and variable rate options on consumer loans but generally limits the maximum term to five to seven years for non-real estate secured loans. Residential real estate loans, home equity loans and lines of credit, and other consumer loans totaled $343.6 million, $277.9 million, and $60.2 million, respectively, as of December 31, 2015. Construction loans to consumers totaled $46.3 million as of December 31, 2015.

Residential Mortgage Loans. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department. The loans are funded by the Company and are primarily sold to national investors/servicers.

Government-Guaranteed Loans. The Company provides loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans held for investment totaled $173.7 million as of December 31, 2015 and were primarily classified as commercial and industrial and commercial real estate loans. SBA loans held for sale to investors totaled $23.7 million as of December 31, 2015.

Loan Approvals. The Company's loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans sought, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and exposure limits. Bankers are assigned to work with specific credit administration officers, and applicable loans must be approved by the designated credit administration officer prior to origination. The Bank's Chief Credit Officer has authority to approve up to $15 million in total credit exposure. Exposures between $15 million and $25 million must be approved by the Bank's Chief’s Credit Officer and Chief Executive Officer with subsequent disclosure provided to the Board of Directors. Loans with exposures greater than $25 million and all Reg O loans require approval of the Board of Directors. Lending policies are reviewed and approved at least annually by the Board of Directors. These approved lending authorities are well within the legal lending limit, which totaled $67.2 million as of December 31, 2015.

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

Loans, net of deferred loan fees, totaled $3.08 billion as of December 31, 2015, which was an increase of $178.3 million since December 31, 2014. This increase in loan balances was the net result of strong organic loan production and significant repayment activity. The following table summarizes the loan portfolio composition by category as of December 31 for the years presented.

	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial real estate	$1,451,176	47.1%	$1,355,536	46.7%	$670,293	48.1%	$393,218	51.2%	$367,693	49.9%
Residential real estate and home equity	621,548	20.2	636,911	22.0	285,768	20.5%	189,758	24.7%	200,368	27.2%
Commercial and industrial	553,121	18.0	468,848	16.2	230,614	16.6%	98,701	12.8%	62,754	8.5%
Construction and development	391,567	12.7	400,868	13.8	198,314	14.2%	82,304	10.7%	99,878	13.6%
Consumer	60,244	2.0	36,874	1.3	8,332	0.6%	4,325	0.6%	6,046	0.8%
Total loans	3,077,656	100.0%	2,899,037	100.0%	1,393,321	100.0%	768,306	100.0%	736,739	100.0%
Less: deferred loan fees	(1,112)		(771)		(488)		(97)		(345)
Total loans, net	$3,076,544		$2,898,266		$1,392,833		$768,209		$736,394

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	December 31, 2015
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$81,825	$36,471	$15,886	$24,798	$3,623	$1,060	$31,174	$194,837
1-5 years	754,191	165,547	49,998	129,436	17,204	2,324	22,128	1,140,828
After 5 years	249,910	23,757	23,299	51,620	7,636	1,809	3,880	361,911
Total	1,085,926	225,775	89,183	205,854	28,463	5,193	57,182	1,697,576
Variable Rate: (1)
1 year or less	63,883	137,245	195,850	9,975	2,362	9,009	2,565	420,889
1-5 years	223,603	109,490	53,601	20,500	193	50,753	368	458,508
After 5 years	77,764	80,611	6,670	107,319	15,245	212,945	129	500,683
Total	365,250	327,346	256,121	137,794	17,800	272,707	3,062	1,380,080
Total loans	$1,451,176	$553,121	$345,304	$343,648	$46,263	$277,900	$60,244	$3,077,656

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of December 31, 2015 totaled $142.0 million, of which $141.3 million were grouped into pools and $712 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2014, totaled $206.1 million, of which $204.8 million were grouped into pools and $1.3 million were accounted for on an individual loan basis.

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

Nonperforming loans as a percentage of total loans was 1.06 percent as of December 31, 2015 compared to 0.92 percent as of December 31, 2014. Total nonperforming assets as a percentage of total assets as of December 31, 2015 totaled 1.07 percent compared to 0.93 percent as of December 31, 2014. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2015	2014	2013	2012	2011

Nonaccrual loans:
Commercial real estate	$6,130	$5,685	$4,747	$1,763	$731
Construction and development	1,792	1,946	3,285	553	1,558
Commercial and industrial	4,126	4,594	2,154	64	45
Residential real estate and home equity	8,598	5,476	4,378	3,392	1,173
Consumer	548	248	164	223	1
Total nonaccrual loans	21,194	17,949	14,728	5,995	3,508
Accruing loans past due 90 days or more (1)	11,337	8,810	6,420	8,819	22,888
Total nonperforming loans	32,531	26,759	21,148	14,814	26,396
Foreclosed assets
Residential real estate	1,784	2,016	1,626	758	388
All other foreclosed assets	13,562	10,875	8,892	5,079	11,149
Total nonperforming assets	$47,877	$39,650	$31,666	$20,651	$37,933

Restructured loans not included above	$5,609	$4,424	$534	$104	$782
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

The following table presents the allocation of the ALLL as of December 31 for the periods presented.

	2015		2014		2013
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$3,682	0.12%	$2,796	0.10%	$2,419	0.17%
Construction and development	1,103	0.08	1,885	0.07	1,587	0.11
Commercial and industrial	2,431	0.04	1,274	0.04	805	0.06
Residential real estate and home equity	2,140	0.07	1,783	0.06	2,149	0.15
Consumer	413	0.01	79	—	83	0.01
Total ALLL	$9,769	0.32	$7,817	0.27	$7,043	0.51

The following table summarizes changes in the ALLL for the periods presented.

(Dollars in thousands)	2015	2014	2013	2012	2011

ALLL at beginning of period	$7,817	$7,043	$3,998	$1,081	$2,083
Charge-offs:
Commercial real estate	(1,096)	(366)	(20)	—	(812)
Construction and development	(2,337)	(367)	(723)	(415)	(1,481)
Commercial and industrial	(331)	(1,034)	(483)	(250)	(3)
Residential real estate and home equity	(1,452)	(1,020)	(1,230)	(1,937)	(3)
Consumer	(407)	(354)	(265)	(147)	(367)
Total charge-offs	(5,623)	(3,141)	(2,721)	(2,749)	(2,666)
Recoveries:
Commercial real estate	58	46	26	—	—
Construction and development	746	69	47	125	20
Commercial and industrial	27	88	23	19	8
Residential real estate and home equity	348	254	185	159	9
Consumer	151	45	16	9	6
Total recoveries	1,330	502	297	312	43
Net charge-offs	(4,293)	(2,639)	(2,424)	(2,437)	(2,623)
Provision for loan losses	6,245	3,413	5,469	5,354	1,621
ALLL at end of period	$9,769	$7,817	$7,043	$3,998	$1,081

Net charge-offs to average loans	0.14%	0.12%	0.20%	0.33%	1.29%

The ALLL to total loans ratio increased to 0.32 percent as of December 31, 2015 from 0.27 percent as of December 31, 2014. The adjusted ALLL, which includes the ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 2.17 percent as of December 31, 2014 to 1.62 percent as of December 31, 2015. The reduction in adjusted ALLL resulted primarily from lower historical loss rates used in the ALLL model and continued accretion of acquisition accounting fair value adjustments. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

	December 31,
(Dollars in thousands)	2015	2014

Allowance for loan losses	$9,769	$7,817
Net acquisition accounting fair value discounts to loans	40,188	55,166
Adjusted allowance for loan losses (Non-GAAP)	$49,957	$62,983
Loans	$3,076,544	$2,898,266
Adjusted allowance for loan losses to loans (Non-GAAP)	1.62%	2.17%

Net acquisition accounting fair value discounts to loans includes $28.2 million and $12.0 million in credit and non-credit discounts, respectively, as of December 31, 2015 compared to $45.2 million and $9.8 million, respectively, at December 31, 2014.

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2015, brokered deposits represented approximately 13.2 percent of total deposits.

Total deposits as of December 31, 2015 were $3.31 billion, which was an increase of $62.9 million from December 31, 2014. As of December 31, 2015 and 2014, the Company had outstanding time deposits under $100 thousand of $335.3 million and $414.5 million, respectively, and time deposits over $100 thousand of $682.6 million and $677.8 million, respectively.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

	December 31,
Composition of Deposit Portfolio:	2015	2014

Non-interest demand	22.5%	21.0%
Interest-bearing demand	15.8%	14.5%
Money market and savings	31.0%	30.9%
Time deposits	30.7%	33.6%
Total	100.0%	100.0%

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	2015			2014
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$702,899	21.61%	—%	$431,816	17.76%	—%
Interest-bearing demand	483,406	14.86	0.12	408,580	16.80	0.16
Money market and savings	998,747	30.71	0.28	719,637	29.59	0.27
Time deposits	1,067,551	32.82	0.81	872,040	35.85	0.67
Total average deposits	$3,252,603	100.00	0.37%	$2,432,073	100.00	0.35%

The overall mix of average deposits continues to shift to a higher percentage of non-interest demand deposits, with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits was 0.47 percent in 2015 compared to 0.42 percent in 2014 due to higher average rates for time deposits.

The following table summarizes the maturities of time deposits $100 thousand or more as of December 31, 2015.

(Dollars in thousands)	December 31, 2015

Remaining maturity:
Three months or less	$79,117
Three to six months	94,212
Six to 12 months	160,173
More than 12 months	349,146
Total	$682,648

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $375.5 million and $250.5 million as of December 31, 2015 and 2014, respectively, and consisted of FHLB advances maturing within twelve months. The balance of short-term FHLB advances increased during 2015 to partially fund loan growth, investment purchases, and to compensate for the preferred stock redemption. The Company also shifted some of its maturities from long-term to short-term as the mix of loan originations and loans in the pipeline continue to be weighted towards variable rate lending.

Long-term debt totaled $195.0 million and $180.2 million as of December 31, 2015 and 2014, respectively. The following table summarizes components of long-term debt.

	December 31,
(Dollars in thousands)	2015	2014

Long-term debt:
FHLB advances maturing beyond one year	$118,942	$104,651
Subordinated term loan due 2018	7,166	7,060
Subordinated notes due 2023	38,050	38,050
Junior subordinated debt to unconsolidated trusts:
Maturing October 7, 2033	5,701	5,629
Maturing December 15, 2033	6,853	6,687
Maturing December 15, 2037	12,503	12,115
Capital lease obligations and other debt	5,752	5,972
Total long-term debt	$194,967	$180,164

Shareholders’ Equity

Total shareholders’ equity was $562.5 million as of December 31, 2015, an increase of $4.7 million from December 31, 2014. This increase was primarily due to $44.6 million in net income for the year, partially offset by a $28.4 million redemption of preferred stock, a $5.3 million other comprehensive loss, and $6.3 million in common stock dividends declared in 2015.

Liquidity

Effective liquidity management involves the cost-effective integration of funding the needs and requirements of depositors and borrowers, funding loan commitments, paying operating expenses, and ensuring compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, management regularly evaluates the Company's deposit mix and trends and relies on various internal analyses of its liquidity, which includes liquidity stress testing as well as short-term and long-term liquidity planning. The Company's liquidity management is governed by its liquidity policy and contingent funding plan which are both approved annually by the Board of Directors.

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

As of December 31, 2015, the Company's liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $801.1 million, which represented 18 percent of total assets and 24 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $336.6 million as of December 31, 2015. As of December 31, 2015, outstanding commitments for undisbursed lines of credit and letters of credit totaled $815.4 million, standby letters of credit issued by the FHLB on the Bank's behalf totaled $10.0 million, and outstanding capital commitments to private investment funds were $4.8 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $3.59 billion, or 80 percent, of total assets as of December 31, 2015 compared with $3.63 billion, or 85 percent, of total assets as of December 31, 2015.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	December 31, 2015
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$520,372	$265,514	$227,716	$4,306	$1,017,908
Short-term borrowings	375,500	—	—	—	375,500
Long-term debt	—	114,822	13,374	69,079	197,275
Operating leases	3,720	6,169	3,124	4,507	17,520
Total contractual obligations	$899,592	$386,505	$244,214	$77,892	$1,608,203

The Company's significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in this table will be used; thus the actual cash requirements are likely to be significantly less than the amounts reported.

(Dollars in thousands)	December 31, 2015

Commitments to extend credit	$799,058
Financial standby letters of credit	16,342
Standby letters of credit issued by the FHLB on the Bank's behalf	10,000
Capital commitment to private investment fund	4,751
Total commitments	$830,151

For further information regarding the Company's off-balance sheet commitments, see Note P "Commitments and Contingencies" in the "Notes to Consolidated Financial Statements."

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

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implemented the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies. The Basel III Rules, which became effective for both the Company and the Bank on January 1, 2015, include new risk-based and leverage capital ratio requirements which refined the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent; (iii) a total risk-based capital ratio of 8 percent; and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent; (iii) a total risk-based capital ratio of 10 percent; and (iv) a Tier 1 leverage ratio of 5 percent. The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk based ratios.

The Company's and the Bank’s capital amounts and ratios as of December 31, 2015 are presented in the table below.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$447,320	11.96%	$299,164	8.00%	N/A	N/A
Tier 1 risk-based capital	396,032	10.59%	224,373	6.00%	N/A	N/A
Common equity tier 1	394,524	10.55%	168,280	4.50%	N/A	N/A
Tier 1 leverage capital	396,032	9.42%	168,078	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$447,945	11.99%	$298,776	8.00%	$373,470	10.00%
Tier 1 risk-based capital	434,707	11.64%	224,082	6.00%	298,776	8.00%
Common equity tier 1	434,707	11.64%	168,061	4.50%	242,755	6.50%
Tier 1 leverage capital	434,707	10.34%	168,183	4.00%	210,229	5.00%

In the second quarter of 2015, the Company redeemed $28.4 million of outstanding preferred stock that had originally been issued to the U.S. Treasury in connection with its TARP Capital Purchase Program.

In the third quarter of 2015, the Company initiated a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock. Additionally, on February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock. The dividend will be paid on March 7, 2016 to shareholders of record as of February 29, 2016.

The Company's tangible book value per common share was $12.51 as of December 31, 2015, an increase from $11.41 as of December 31, 2015. Tangible common equity to tangible assets was 9.21 percent as of December 31, 2015 compared to 8.80 percent as of December 31, 2015. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, both of which are non-GAAP financial metrics.

	December 31,
(Dollars in thousands)	2015	2014

Total shareholders' equity	$562,549	$557,802
Less: Preferred stock	—	28,405
Less: Goodwill and other intangible assets, net	165,731	168,829
Tangible common equity (Non-GAAP)	$396,818	$360,568
Common shares outstanding	31,726,767	31,599,150
Tangible book value per common share (Non-GAAP)	$12.51	$11.41

Total assets	$4,474,144	$4,268,034
Less: Goodwill and other intangible assets, net	165,731	168,829
Tangible assets	$4,308,413	$4,099,205
Tangible common equity to tangible assets (Non-GAAP)	9.21%	8.80%

Quarterly Financial Information

The table below presents condensed unaudited information relating to quarterly periods in 2015 and 2014.

	2015				2014
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
Interest income	$46,322	$44,304	$44,235	$43,842	$45,272	$45,461	$21,835	$21,980
Interest expense	4,980	4,999	4,908	4,666	4,481	3,949	2,782	2,768
Net interest income	41,342	39,305	39,327	39,176	40,791	41,512	19,053	19,212
Provision for loan losses	2,714	1,576	994	961	843	816	464	1,290
Net interest income after provision for loan losses	38,628	37,729	38,333	38,215	39,948	40,696	18,589	17,922
Non-interest income	9,966	10,798	10,800	8,839	9,562	9,061	5,264	5,030
Non-interest expense	30,564	28,848	32,316	30,958	33,592	48,187	18,139	19,036
Income (loss) before taxes	18,030	19,679	16,817	16,096	15,918	1,570	5,714	3,916
Income tax expense (benefit)	6,182	7,891	6,076	5,846	607	621	2,504	1,681
Net income (loss)	11,848	11,788	10,741	10,250	15,311	949	3,210	2,235
Dividends on preferred stock	—	—	183	639	639	630	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	1,476	990
Net income (loss) to common shareholders	$11,848	$11,788	$10,558	$9,611	$14,672	$319	$1,734	$1,245
Net income (loss) per common share:
Basic	$0.37	$0.37	$0.33	$0.30	$0.46	$0.01	$0.19	$0.14
Diluted	0.37	0.37	0.33	0.30	0.46	0.01	0.19	0.14

Net income was $11.8 million in the fourth quarter of 2015 compared to $15.3 million in the fourth quarter of 2014. After preferred stock dividends, net income available to common shareholders was $11.8 million, or $0.37 per diluted share, in the fourth quarter of 2015 compared to $14.7 million, or $0.46 per diluted share, in the fourth quarter of 2014. Net operating earnings, which excludes securities gains, merger and conversion costs, restructuring charges, a 2015 gain on sale of branches, and, for 2014, the reversal of a deferred tax valuation allowance, totaled $12.6 million in fourth quarter of 2015 compared to $11.6 million in the fourth quarter of 2014. Pre-tax, pre-provision operating earnings, which also excludes the same nonrecurring income and expenses, improved to $21.8 million in the fourth quarter of 2015 from $18.4 million in the fourth quarter of 2014.

Net interest income was $41.3 million in the fourth quarter of 2015 compared to $40.8 million in the fourth quarter of 2014. The increase in net interest income was the result of a significant increase in earning assets resulting from the 2014 Mergers as well as organic business activity. Average earning assets increased from $3.67 billion in the fourth quarter of 2014 to $3.85 billion in the fourth quarter of 2015. Over this period, average loan balances increased by $165.2 million, primarily due to loan growth. In addition, average interest-bearing deposits increased by $9.0 million. Net interest margin slipped from 4.43 percent in the fourth quarter of 2014 to 4.29 percent in the fourth quarter of 2015 due to lower loan yields and higher funding costs.

Net accretion income on acquired loans totaled $3.0 million in the fourth quarter of 2015, which consisted of $791 thousand of net accretion on PCI loans and $2.2 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the fourth quarter of 2014 totaled 5,050,148, which included $819 thousand of net accretion on PCI loans and $4.2 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $861 thousand of accelerated accretion due to principal prepayments in the fourth quarter of 2015, compared to $1.8 million in the fourth quarter of 2014.

Provision for loan losses was $2.7 million in the fourth quarter of 2015 compared to $843 thousand in the fourth quarter of 2014. The higher provision for loan losses was parimarily due to higher net charge-offs on non-PCI loans. Annualized net loan charge-offs were 0.25 percent of average loans in the fourth quarter of 2015 compared to 0.09 percent in the fourth quarter of 2014. The following table summarizes the changes in the ALLL in the fourth quarters of 2015 and 2014.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total
Q4 2015:
Balance at October 1, 2015	$7,602	$1,398	$9,000
Net charge-offs	(1,945)	—	(1,945)
Provision for loan losses	2,790	(76)	2,714
Balance at December 31, 2015	$8,447	$1,322	$9,769

Q4 2014:
Balance at October 1, 2014	$5,779	$1,862	$7,641
Net charge-offs	(654)	(13)	(667)
Provision for loan losses	1,394	(551)	843
Balance at December 31, 2014	$6,519	$1,298	$7,817

Non-interest income totaled $10.0 million in the fourth quarter of 2015, an increase from $9.6 million in the fourth quarter of 2014. Government-guaranteed lending increased $253 thousand, and mortgage banking income increased $569 thousand in the fourth quarter of 2015,when compared to the fourth quarter of 2014.

Non-interest expense totaled $30.6 million in the fourth quarter of 2015, compared to $33.6 million in the fourth quarter of 2014. The expense reduction resulted from lower salaries and employee benefits, professional services, and merger and conversion costs. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 63.50 percent in the fourth quarter of 2012 to 57.46 percent in the fourth quarter of 2015. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the 2014 Mergers.

The Company’s income tax expense was $6.2 million in the fourth quarter of 2015, compared to $607 thousand in the fourth quarter of 2014. Income tax expense in the fourth quarter of 2014 included a $4.7 million reduction resulting from reversal of the Piedmont deferred tax valuation allowance.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management's most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•Allowance for loan losses,
•Fair values for acquired assets and assumed liabilities,
•Cash flow estimates on purchased credit-impaired loans,
•Valuation of foreclosed assets,
•Valuation of deferred tax assets, and

•Evaluation of investment securities for other-than-temporary impairment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company also utilizes derivative financial instruments, as necessary, to manage its interest rate risk. The Company's overall interest rate risk position is maintained within a series of policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2015.

	December 31, 2015
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	8.95%	1.19%
+ 3.0%	6.80	1.07
+ 2.0%	4.16	0.96
+ 1.0%	1.59	0.52
No change	—	—
- 1.0%	(0.44)	(1.28)

While the measures presented in the table above are not a prediction of future NII or EVE valuations, they do suggest that if all other variables remained constant, immediate increases in interest rates at all points on the yield curve may produce higher NII in the short term. Other important factors that affect NII are balance sheet size and mix, interest rate spreads, the slope of the yield curve, the speed of interest rates changes, and management actions taken in response to the preceding conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

YADKIN FINANCIAL CORPORATION AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation

We have audited the accompanying consolidated balance sheets of Yadkin Financial Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Financial Corporation as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 10, 2016

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

(Dollars in thousands, except share data)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$60,783	$65,312
Interest-earning deposits with banks	50,885	66,548
Federal funds sold	250	505
Investment securities available for sale, at fair value	689,132	672,421
Investment securities held to maturity	39,182	39,620
Loans held for sale	47,287	20,205
Loans	3,076,544	2,898,266
Allowance for loan losses	(9,769)	(7,817)
Net loans	3,066,775	2,890,449
Purchased accounts receivable	52,688	44,821
Federal Home Loan Bank stock, at cost	24,844	19,499
Premises and equipment, net	73,739	80,379
Bank-owned life insurance	78,863	76,990
Foreclosed assets	15,346	12,891
Deferred tax asset, net	55,607	73,059
Goodwill	152,152	152,152
Other intangible assets, net	13,579	16,677
Accrued interest receivable and other assets	53,032	36,506
Total assets	$4,474,144	$4,268,034

Liabilities
Deposits:
Non-interest demand	$744,053	$680,387
Interest-bearing demand	523,719	469,898
Money market and savings	1,024,617	1,004,796
Time	1,017,908	1,092,283
Total deposits	3,310,297	3,247,364
Short-term borrowings	375,500	250,500
Long-term debt	194,967	180,164
Accrued interest payable and other liabilities	30,831	32,204
Total liabilities	3,911,595	3,710,232

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, 28,405 shares issued and outstanding at December 31, 2014	—	28,405
Common stock, $1.00 par value, 75,000,000 shares authorized; 31,727,767 and 31,599,150 issued and outstanding at December 31, 2015 and 2014, respectively	31,727	31,599
Common stock warrants	717	717
Additional paid-in capital	492,828	492,014
Retained earnings	44,794	7,311
Accumulated other comprehensive loss	(7,517)	(2,244)
Total shareholders' equity	562,549	557,802
Total liabilities and shareholders' equity	$4,474,144	$4,268,034

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013

	Year ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Interest income
Loans	$161,525	$122,613	$71,975
Investment securities	16,982	11,791	7,026
Federal funds sold and interest-earning deposits	196	144	89
Total interest income	178,703	134,548	79,090
Interest expense
Deposits	12,009	8,404	6,203
Short-term borrowings	1,546	406	165
Long-term debt	5,998	5,170	2,285
Total interest expense	19,553	13,980	8,653
Net interest income	159,150	120,568	70,437
Provision for loan losses	6,245	3,413	5,469
Net interest income after provision for loan losses	152,905	117,155	64,968
Non-interest income
Service charges and fees on deposit accounts	13,750	9,574	4,959
Government-guaranteed lending	12,729	9,450	5,586
Mortgage banking	6,257	3,370	2,265
Bank-owned life insurance	1,873	1,784	1,226
Gain on sales of available for sale securities	—	126	1,215
Gains on sales of branches	88	415	—
Gain on acquisition	—	—	7,382
Other	5,706	4,198	2,156
Total non-interest income	40,403	28,917	24,789
Non-interest expense
Salaries and employee benefits	60,898	51,342	37,255
Occupancy and equipment	18,799	15,075	9,133
Data processing	7,599	5,235	3,920
FDIC deposit insurance premiums	2,892	2,091	1,486
Professional services	4,556	3,943	2,857
Foreclosed asset expenses, net	1,276	671	473
Loan, collection, and repossession expense	3,643	3,075	2,974
Merger and conversion costs	1,102	22,136	14,650
Restructuring charges	3,533	1,142	—
Amortization of other intangible assets	3,098	2,157	800
Other	15,290	12,087	8,322
Total non-interest expense	122,686	118,954	81,870
Income before income taxes	70,622	27,118	7,887
Income tax expense	25,995	5,413	2,014
Net income	44,627	21,705	5,873
Dividends on preferred stock	822	1,269	—
Net income attributable to non-controlling interests	—	2,466	3,601
Net income available to common shareholders	$43,805	$17,970	$2,272

Net income per common share
Basic	$1.39	$0.88	$0.25
Diluted	1.38	0.88	0.25

Weighted average common shares outstanding
Basic	31,610,733	20,500,519	9,219,406
Diluted	31,695,808	20,505,142	9,219,406

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2015, 2014 and 2013

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Net income	$44,627	$21,705	$5,873
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(3,644)	9,054	(12,844)
Tax effect	1,391	(3,609)	4,952
Reclassification of gains on sales of securities recognized in earnings	—	(126)	(1,215)
Tax effect	—	50	468
Net of tax amount	(2,253)	5,369	(8,639)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(5,207)	(6,062)	4,305
Tax effect	2,088	2,623	(1,657)
Reclassification of amounts into interest expense from termination of interest rate swaps	161	—	—
Tax effect	(62)	—	—
Net of tax amount	(3,020)	(3,439)	2,648
Total other comprehensive income (loss)	(5,273)	1,930	(5,991)
Comprehensive income (loss)	$39,354	$23,635	$(118)

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of January 1, 2013	—	$—	9,219,406	$9,219	$—	$144,047	$(12,930)	$1,602	$141,938	$38,784	$180,722
Net income	—	—	—	—	—	—	2,271	—	2,271	3,602	5,873
Other comprehensive loss	—	—	—	—	—	—	—	(4,327)	(4,327)	(1,664)	(5,991)
Acquisition of ECB Bancorp, Inc.	—	—	—	—	—	—	—	—	—	58,314	58,314
Stock-based compensation	—	—	—	—	—	917	—	—	917	236	1,153
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	111	111
Stock options exercised	—	—	—	—	—	—	—	—	—	(205)	(205)
Dividends on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(1,918)	(1,918)
Balance as of December 31, 2013	—	—	9,219,406	9,219	—	144,964	(10,659)	(2,725)	140,799	97,260	238,059
Net income	—	—	—	—	—	—	19,239	—	19,239	2,466	21,705
Other comprehensive income	—	—	—	—	—	—	—	864	864	1,065	1,929
Stock-based compensation	—	—	—	—	—	830	—	—	830	111	941
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	139	139
Stock options exercised	—	—	555	—	—	5	—	—	5	—	5
Issuance of subsidiary common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Repurchase of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Repurchase of subsidiary common stock warrants	—	—	—	—	—	—	—	—	—	(2,552)	(2,552)
Dividends on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(314)	(314)
Reverse merger with Piedmont Community Bank Holdings, Inc. and VantageSouth Bancshares, Inc.	28,405	28,405	22,431,701	22,432	717	355,557	—	(480)	406,631	(98,394)	308,237
Distribution to legacy Piedmont Community Bank Holdings, Inc. shareholders	—	—	—	—	—	(9,809)	—	—	(9,809)	—	(9,809)
Restricted stock, canceled for tax withholding	—	—	(52,512)	(52)	—	(834)	—	—	(886)	—	(886)
Preferred stock dividends	—	—	—	—	—	—	(1,269)	—	(1,269)	—	(1,269)
Balance as of December 31, 2014	28,405	28,405	31,599,150	31,599	717	492,014	7,311	(2,244)	557,802	—	557,802
Net income	—	—	—	—	—	—	44,627	—	44,627	—	44,627
Other comprehensive income	—	—	—	—	—	—	—	(5,273)	(5,273)	—	(5,273)
Stock-based compensation	—	—	—	—	—	596	—	—	596	—	596
Stock options exercised	—	—	22,737	23	—	323	—	—	346	—	346
Restricted stock grants	—	—	105,000	105	—	(105)	—	—	—	—	—
Restricted stock retirements	—	—	(120)	—	—	—	—	—	—	—	—
Redemption of preferred stock	(28,405)	(28,405)	—	—	—	—	—	—	(28,405)	—	(28,405)
Preferred stock dividends	—	—	—	—	—	—	(822)	—	(822)	—	(822)
Common stock dividends	—	—	—	—	—	—	(6,322)	—	(6,322)	—	(6,322)
Balance as of December 31, 2015	—	$—	31,726,767	$31,727	$717	$492,828	$44,794	$(7,517)	$562,549	$—	$562,549

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$44,627	$21,705	5,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	596	941	1,153
Provision for loan losses	6,245	3,413	5,469
Accretion of acquisition discount on purchased loans	(21,078)	(27,888)	(20,961)
Depreciation	6,155	4,683	2,521
Amortization of core deposit intangible	3,098	2,157	800
Amortization of acquisition premium on time deposits	(3,109)	(3,381)	(3,049)
Net accretion of acquisition discount on borrowings	557	704	(3)
Gain on acquisition	—	—	(7,382)
Gains on sales of branches	(88)	(415)	—
Gain (loss) on mortgage loan commitments	(66)	13	441
Gain on sales of loans held for sale	(17,906)	(12,335)	(7,436)
Originations of loans held for sale	(401,808)	(320,448)	(188,070)
Proceeds from sales of loans held for sale	392,632	336,937	216,738
Increase in cash surrender value of bank-owned life insurance	(1,873)	(1,536)	(923)
Deferred income taxes	20,706	9,905	2,474
Change in deferred tax asset valuation allowance	(126)	(4,797)	(460)
Gain on sales of available for sale securities	—	(126)	(1,215)
Net amortization of premiums on available for sale securities	5,170	4,260	1,749
Net gain on disposal of foreclosed assets	(146)	(28)	—
Valuation adjustments on foreclosed assets	605	497	467
Gains from change in fair value of interest rate swaps	—	—	(103)
Change in assets and liabilities:
Increase in accrued interest receivable	(652)	(820)	(5)
Increase in other assets	(13,811)	(7,120)	(13,870)
Increase (decrease) in accrued interest payable	(138)	139	1,017
Increase (decrease) in other liabilities	(1,235)	7,709	(1,919)
Net cash provided by (used in) operating activities	$18,355	$14,169	$(6,694)
Cash flows from investing activities
Purchases of investment securities available for sale	(214,369)	(210,340)	(201,919)
Purchases of investment securities held to maturity	—	(18,713)	—
Proceeds from maturities and repayments of investment securities available for sale	102,155	55,661	33,962
Proceeds from call of investment securities held to maturity	—	500	—
Proceeds from sales of investment securities available for sale	87,123	128,162	174,326
Loan originations and principal collections, net	(160,260)	(121,090)	(158,917)
Proceeds from sales of loans	5,294	2,076	2,595
Purchases of loans	(24,807)	—	(2,567)
Net cash received in business combinations	—	36,116	24,008
Net cash paid in branch sale	(21,235)	(10,837)	—
Purchases of interest rate caps	—	(1,278)	—
Purchases of trade accounts receivable, net	(7,867)	(26,096)	—
Purchases of premises and equipment	(4,615)	(7,004)	(5,454)
Disposals of premises and equipment	4,394	3,954	—
Proceeds from disposal of foreclosed assets	6,327	6,458	6,776
Purchases of Federal Home Loan Bank stock	(5,345)	(6,792)	(3,472)
Purchase of bank-owned life insurance	—	(15,000)	—
Investment in tax credit fund	(6,778)	—	—
Net cash used in investing activities	$(239,983)	$(184,223)	$(130,662)

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from financing activities
Net increase in deposits	$97,138	$79,780	68,204
Proceeds from short-term borrowings, net	34,500	33,621	84,716
Proceeds from issuance of long-term debt, net	104,746	101,308	36,600
Proceeds from exercise of stock options	346	143	111
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	44,466	—
Repurchase of subsidiary preferred stock	—	(42,849)	—
Repurchase of subsidiary common stock warrants	—	(2,552)	—
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	—	(9,809)	—
Cancellation of restricted stock for tax withholding	—	(872)	(205)
Cancellation and payout of fractional shares issued in merger	—	(14)	—
Repurchase of preferred stock	(28,405)	—	—
Dividends paid on subsidiary preferred stock	—	(314)	(1,803)
Dividends paid on preferred stock	(822)	(1,269)	—
Dividends paid on common stock	(6,322)	—	—
Net cash provided by financing activities	201,181	201,639	187,623
Net change in cash and cash equivalents	(20,447)	31,585	50,267
Cash and cash equivalents, beginning of period	132,365	100,780	50,513
Cash and cash equivalents, end of period	$111,918	$132,365	$100,780

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$22,243	$15,785	$10,364
Income taxes	2,925	240	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$9,193	$9,300	$5,856
Change in fair value of securities available for sale, net of tax	(2,253)	5,369	(8,639)
Change in fair value of cash flow hedge, net of tax	(3,020)	(3,439)	2,648
Acquisition:
Assets acquired (excluding goodwill)	$—	$1,803,903	$855,686
Liabilities assumed	—	1,621,565	789,989
Other equity interests acquired	—	29,122	17,686
Purchase price	—	279,115	40,629
Goodwill recorded (gain on acquisition)	—	125,899	(7,382)

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – ORGANIZATION AND OPERATIONS

Yadkin Financial Corporation (the "Company" or "Yadkin") is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company, which was formed in 2006, conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina chartered community bank providing financial services in 68 branches across North Carolina and upstate South Carolina. Yadkin Bank, which was incorporated in 1968, provides banking, mortgage, investment, and insurance services to businesses and consumers across the Carolinas.

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

On July 4, 2014, the Company completed its mergers (the “2014 Mergers”) with VantageSouth Bancshares, Inc. ("VantageSouth") and Piedmont Community Bank Holdings, Inc. ("Piedmont"), pursuant to an Agreement and Plan of Merger dated January 27, 2014, as amended (the “2014 Merger Agreement”). At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the 2014 Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the 2014 Mergers, VantageSouth Bank, the wholly-owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The 2014 Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the 2014 Mergers. As a result, Piedmont and its consolidated subsidiaries represented the accounting acquirer, and Yadkin represented the accounting acquiree. Historical financial results of the Company prior to the 2014 Mergers reflect the historical balances of Piedmont. Financial results of the Company following the 2014 Mergers reflect balances of the combined organization. As required under the acquisition method of accounting, the assets and liabilities of Yadkin as of the date of the 2014 Mergers were recorded at estimated fair value and added to those of Piedmont. The 2014 Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the 2014 Mergers may not be comparable to financial results prior to the 2014 Mergers.

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

Investment Securities

The Company classifies marketable investment securities as held to maturity, available for sale, or trading. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Debt securities are classified as held to maturity where the Company has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost. Investment securities available for sale are carried at fair value and consist of debt and equity securities not classified as trading or held to maturity. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income, net of related tax effects. Gains and losses on the sale of available for sale securities are determined using the specific identification method recorded on a trade date basis.

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

Non-PCI Loans

Non-PCI loans are recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan using the interest method.

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

In the second quarter of 2015, the Company enhanced its ALLL methodology by transitioning to the PD/LGD approach to calculating historical loss rates by loan grouping, as previously described. In prior periods, the Company calculated historical loss rates by loan type and then weighted these loss rates across its risk grade scale. Both methods use historical loss rates to calculate reserves on loans evaluated collectively for impairment, but the Company believes the enhanced PD/LGD approach provides a more precise and consistent estimate of loan losses across the risk grade scale based on actual default data. The enhanced ALLL calculation did not have a material impact on the total ALLL as of June 30, 2015 or on the provision for loan losses in the second quarter of 2015. However, the enhanced ALLL methodology did change the allocation of ALLL across certain loan classes, particularly commercial and industrial and construction loans. The Company held other significant inputs into the ALLL model consistent, such as the loan groupings for collective evaluation and the application of qualitative factors. There were no changes to the Company's evaluation of individually impaired loans.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company performs its annual goodwill impairment test as of October 31 of each year. For 2015, the results of the first step of the goodwill impairment test provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets with finite lives are amortized over their estimated useful lives. Other intangible assets, which consist of core deposit intangibles, are being amortized over seven to ten-year periods using an accelerated method.

Purchased Accounts Receivable

The Company invests in short-term receivables, which are purchased on an exchange, using qualified intermediaries. These receivables have repayment terms of less than a year. The investments are recorded on the consolidated balance, and income recognized on these receivables is reported in other non-interest income on the consolidated statement of income. In the event management concludes that collection of a purchased receivable is uncertain, the receivable balance is adjusted to its estimated recoverable value through a valuation allowance. No valuation allowance was recorded as of December 31, 2015.

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

	Year ended December 31,
	2015	2014	2013

Weighted average number of common shares	31,610,733	20,500,519	9,219,406
Effect of dilutive stock options and warrants	85,075	4,623	—
Weighted average number of common shares and dilutive potential common shares	31,695,808	20,505,142	9,219,406

Anti-dilutive stock options	31,403	49,474	—
Anti-dilutive stock warrants	—	91,178	—

As of December 31, 2015, there were 31,071,770 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges to the extent that the hedges were effective. Details on the components of accumulated other comprehensive income are outlined in Note S of the Notes to Consolidated Financial Statements.

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

Recently Adopted and Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02: Leases (Topic 842). The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The new guidance requires acquirers to recognize adjustments to provisional amounts (that are identified during the measurement period) in the reporting period in which the adjustment amounts are determined. The new guidance also requires such amounts to be disclosed in the consolidated financial statements. The Company early adopted this guidance effective September 30, 2015. The adoption of this guidance was not material to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03:  Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015 and are to be applied retrospectively. As of December 31, 2015, the Company had $588 of debt issuance costs that were included in other assets. These costs were reclassified to reduce the carrying amount of the related debt liability on the effective date.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE C – MERGERS AND ACQUISITIONS

Acquisition of NewBridge Bancorp

On March 1, 2016, the Company completed its acquisition of NewBridge Bancorp (“NewBridge”), pursuant to an Agreement and Plan of Merger, dated October 12, 2015 (the “NewBridge Merger Agreement”), by and among, the Company, Navy Merger Sub Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and NewBridge. At closing, Merger Sub merged with and into NewBridge, with NewBridge surviving and, immediately thereafter, NewBridge merged with and into the Company (the “Integrated Mergers”), with the Company surviving. Pursuant to the NewBridge Merger Agreement, each share of NewBridge Class A common stock and Class B common stock was converted into the right to receive 0.50 shares of the common stock of the Company.

Immediately following the Integrated Mergers, NewBridge Bank, a North Carolina-chartered commercial bank, merged with and into Yadkin Bank (together with the Integrated Mergers, the “NewBridge Acquisition”), with Yadkin Bank surviving such merger.

The Integrated Mergers were accounted for under the acquisition method of accounting, with Yadkin being the legal and accounting acquirer and NewBridge being the legal and accounting acquiree. The assets and liabilities of NewBridge will be recorded at their estimated fair values and added to those of Yadkin for periods following the merger date. The Company is currently preparing the valuations of NewBridge's assets and liabilities and, once recorded, those valuations may be updated for a period of up to one year following the merger date.

As of the filing of this Annual Report, Yadkin has not completed the fair value measurements of the NBBC assets, liabilities and identifiable intangible assets. The table below presents NBBC's unaudited condensed balance sheet as of December 31, 2015. These amounts reflect NBBC's historical basis in the assets and liabilities, prior to the fair value adjustments resulting from the merger.

December 31, 2015
Assets:
Cash and cash equivalents	$42,426
Investment securities	496,809
Loans, net	2,067,627
Other assets	203,878
Total assets	$2,810,740

Liabilities and Shareholders' Equity:
Deposits	$1,948,655
Short-term borrowings and long-term debt	576,024
Other liabilities	29,065
Total liabilities	2,553,744
Shareholders' equity	256,996
Total liabilities and shareholders' equity	$2,810,740

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Mergers with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc.

On July 4, 2014, the Company completed its mergers with VantageSouth and Piedmont pursuant to the Merger Agreement. At closing, VantageSouth and Piedmont merged with and into the Company, with the Company continuing as the surviving corporation. Piedmont owned a controlling interest in VantageSouth at the time of the 2014 Mergers. Pursuant to the Merger Agreement, holders of VantageSouth common stock received 0.3125 shares of voting common stock of the Company for each share of VantageSouth common stock. Holders of Piedmont common stock received (i) 6.28597 shares of voting common stock of the Company; (ii) $6.6878 in cash; and (iii) a right to receive a pro rata portion of certain shares of voting common stock of the Company at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Immediately following the 2014 Mergers, VantageSouth Bank, the wholly owned banking subsidiary of VantageSouth, merged with and into Yadkin Bank.

The 2014 Mergers were accounted for as a reverse merger using the acquisition method of accounting primarily due to the relative voting interests in the Company upon completion of the 2014 Mergers. As a result, Piedmont and its consolidated subsidiaries represent the accounting acquirer, and Yadkin represents the accounting acquiree. Therefore, the historical financial results of the Company prior to the 2014 Mergers reflect the historical balances of Piedmont, and the financial results of the Company after the 2014 Mergers reflect the combined organization. In addition, the assets and liabilities of Yadkin as of the date of the 2014 Mergers have been recorded at estimated fair value and added to those of Piedmont. The Company has substantially completed its valuations of Yadkin's assets and liabilities but may refine those valuations for up to a year from the date of the 2014 Mergers. The 2014 Mergers had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the 2014 Mergers may not be comparable to financial results prior to the 2014 Mergers.

The Piedmont Phantom Equity Plan, which is a type of deferred compensation plan, was assumed by the Company in the 2014 Mergers. A total of 856,447 shares of Yadkin’s voting common stock that otherwise would have been issued to Piedmont shareholders as merger consideration if the Piedmont Phantom Equity Plan did not exist was issued to a rabbi trust established by Yadkin to serve as a source of payment for both (i) payments due under the Piedmont Phantom Equity Plan and (ii) contingent merger consideration payable to former holders of Piedmont common stock.

From an accounting perspective, 28,405 shares of Yadkin's Series T and T-ACB Preferred Stock were assumed by the Company in the 2014 Mergers. The Series T and T-ACB Preferred Stock rank equally and have identical terms. They have no maturity date and pay cumulative dividends of 9.0 percent annually. The Series T and T-ACB preferred stock were redeemed by the Company

As the legal acquirer, Yadkin issued 17.3 million shares of voting common stock in connection with the 2014 Mergers, which represented approximately 55 percent of the voting interests in the Company at the time of the 2014 Mergers. Guidance in FASB ASC 805-40-30-2 explains that the purchase price in a reverse merger is determined "based on the number of equity interests the legal [acquiree] would have had to issue to give the owners of the legal [acquirer] the same equity interest in the combined entity that results from the reverse acquisition." The first step in estimating the purchase price in the 2014 Mergers is to determine the ownership of the combined institution following the 2014 Mergers. The table below summarizes, for each shareholder group immediately prior to the 2014 Mergers, the ownership of Yadkin common stock immediately following the 2014 Mergers as well as the market capitalization of the combined institution using Yadkin’s stock price at the time of the 2014 Mergers.

	Yadkin Financial Corporation Ownership and Market Value Table
Shareholder Groups Immediately Prior to 2014 Mergers	Number of Outstanding YDKN Shares	Percentage Ownership	Market Value at $19.41 YDKN Share Price

Piedmont shareholders	9,219,406	29.10%	$178,949
VantageSouth shareholders (excluding Piedmont)	7,195,127	22.75	139,657
Shares issued and held in Rabbi Trust	856,447	2.75	16,624
Total Piedmont and VantageSouth shareholders	17,270,980	54.60	335,230
Yadkin shareholders	14,380,127	45.40	279,118
Total	31,651,107	100.00%	$614,348

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Next, the number of shares Piedmont would have had to issue to give Yadkin and other owners the same percentage ownership in the combined institution is calculated in the table below.

	Hypothetical Piedmont Ownership
Shareholder Groups Immediately Prior to 2014 Mergers	Number of Outstanding Piedmont Shares	Percentage Ownership

Piedmont shareholders	1,466,664	29.13%
VantageSouth shareholders (excluding Piedmont)	1,144,633	22.73
Shares issued and held in Rabbi Trust	136,247	2.71
Total Piedmont and VantageSouth shareholders	2,747,544	54.57
Yadkin shareholders	2,287,654	45.43
Total	5,035,198	100.00%

Finally, the purchase price is calculated based on the number of hypothetical Piedmont shares issued to Yadkin shareholders multiplied by the share price as demonstrated in the table below. Because Piedmont was the accounting acquirer in the 2014 Mergers and was a private company, the market price per share was derived from Yadkin’s closing stock price at the time of the 2014 Mergers. The equivalent Piedmont market price per share was calculated based on the 6.28597 exchange ratio in the 2014 Mergers.

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

	As Reported by Yadkin at July 4, 2014	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at July 4, 2014
Assets:
Cash and cash equivalents	$36,116	$—		$—		$36,116
Investment securities available for sale	259,143	(1,488)	(a)	—		257,655
Loans held for sale	15,696	—		—		15,696
Loans, net	1,403,419	(30,740)	(b)	—		1,372,679
Federal Home Loan Bank stock, at cost	3,778	—		—		3,778
Premises and equipment	40,204	(2,344)	(c)	—		37,860
Bank-owned life insurance	27,306	—		—		27,306
Foreclosed assets	2,271	(601)	(d)	—		1,670
Deferred tax asset, net	16,955	5,939	(e)	1,197		24,091
Goodwill	—	124,172	(f)	1,727	(n)	125,899
Other intangible assets	1,665	10,965	(g)	321	(o)	12,951
Accrued interest receivable and other assets	16,330	(2,229)	(h)	—	(p)	14,101
Total assets	1,822,883	103,674		3,245		1,929,802
Liabilities:
Deposits	$1,509,581	$5,019	(i)	$—		$1,514,600
Short-term borrowings	72,879	—		—		72,879
Long-term debt	38,217	(15,486)	(j)	—		22,731
Accrued interest payable and other liabilities	8,448	(338)	(k)	3,245	(q)	11,355
Total liabilities	1,629,125	(10,805)		3,245		1,621,565
Net assets acquired	193,758	114,479		—		308,237
Other equity interests:
Preferred stock	28,405	—	(l)	—		28,405
Common stock warrants	1,850	(1,133)	(m)	—		717
Total other equity interests	30,255	(1,133)		—		29,122
Purchase price						$279,115

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
(q) Amount reflects the adjustment of change in control obligations existing under various employment agreements that were triggered by the 2014 Mergers, an increase in reserves for unfunded letters of credit, and additional accruals for certain legal matters and other liabilities.

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Company's 2014 Mergers with VantageSouth and Piedmont had occurred on January 1, 2014. Pro forma results include adjustments for amortization and accretion of estimated fair value adjustments and do not include any projected cost savings or other anticipated benefits of the 2014 Mergers. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

Year ended December 31,
2014

Total interest and non-interest income	$212,531

Net interest income	$157,805

Net income	$34,370

Net income available to common shareholders	$31,934

Basic income per common share	$1.02

Diluted income per common share	$1.02

Weighted average basic common shares outstanding	31,295,562

Weighted average diluted common shares outstanding	31,375,585

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$5,980	$3	$1	$5,982
SBA-guaranteed securities	12,114	74	12	12,176
Mortgage-backed securities issued by GSE	440,654	887	5,916	435,625
Municipal bonds	55,402	504	106	55,800
Corporate bonds	123,669	551	688	123,532
Collateralized loan obligations	50,538	—	55	50,483
Non-agency RMBS	3,528	144	9	3,663
Other debt securities	245	—	—	245
Marketable equity securities	2,381	33	788	1,626
Total securities available for sale	$694,511	$2,196	$7,575	$689,132

Securities held to maturity:
Municipal bonds	$39,182	$1,318	$—	$40,500

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$14,914	$30	$—	$14,944
SBA-guaranteed securities	60,408	84	372	60,120
Mortgage-backed securities issued by GSE	428,076	1,086	3,879	425,283
Municipal bonds	39,907	355	4	40,258
Corporate bonds	118,799	1,261	148	119,912
Non-agency RMBS	4,961	3	1	4,963
Non-agency CMBS	3,576	2	—	3,578
Other debt securities	498	—	—	498
Marketable equity securities	3,017	1	153	2,865
Total securities available for sale	$674,156	$2,822	$4,557	$672,421

Securities held to maturity:
Municipal bonds	$39,620	$966	$—	$40,586

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Securities available for sale:
GSE obligations	$999	$1	$—	$—	$999	$1
SBA-guaranteed securities	5,043	12	—	—	5,043	12
Mortgage-backed securities issued by GSE	208,620	2,453	117,144	3,463	325,764	5,916
Municipal bonds	8,995	106	—	—	8,995	106
Corporate bonds	43,110	577	3,697	111	46,807	688
Collateralized loan obligations	45,471	55	—	—	45,471	55
Non-agency RMBS	—	—	901	9	901	9
Marketable equity securities	1,411	788	—	—	1,411	788
Total temporarily impaired AFS securities	$313,649	$3,992	$121,742	$3,583	$435,391	$7,575

December 31, 2014
Securities available for sale:
SBA-guaranteed securities	$94	$1	$41,950	$371	$42,044	$372
Mortgage-backed securities issued by GSE	152,186	1,117	149,746	2,762	301,932	3,879
Municipal bonds	1,953	4	—	—	1,953	4
Corporate bonds	18,123	64	3,767	84	21,890	148
Non-agency RMBS	1,318	1	—	—	1,318	1
Marketable equity securities	2,711	153	—	—	2,711	153
Total temporarily impaired AFS securities	$176,385	$1,340	$195,463	$3,217	$371,848	$4,557

Unrealized losses on investment securities available for sale as of December 31, 2015 related to 83 mortgage-backed securities issued by U.S. government-sponsored enterprises ("GSEs"), 1 securities guaranteed by the U.S. Small Business Administration ("SBA"), 15 investment grade corporate bonds, 3 marketable equity securities, 1 GSE obligation, 1 non-agency residential mortgage-backed security, 8 collateralized loan obligations, and 9 municipal bonds. Unrealized losses on investment securities as of December 31, 2014 related to 76 mortgage-backed securities issued by GSEs, 19 SBA-guaranteed securities, 5 investment grade corporate bonds, 4 marketable equity securities, 1 GSE obligation, 1 non-agency residential mortgage-backed security,, and 6 municipal bonds. As of December 31, 2015, 42 securities had been in an unrealized loss position for more than a twelve month period. The Company had $111 in gross unrealized losses on corporate bonds and $9 in gross unrealized losses on non-agency residential mortgage-backed securities as of December 31, 2015 that had been in an unrealized loss position for more than twelve months. These were the only securities in this position not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for these corporate issuers, the Company does not believe the unrealized losses on these bonds were due to credit events.

The securities in an unrealized loss position as of December 31, 2015 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of December 31, 2015.

As of December 31, 2015, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of December 31, 2015 and 2014, investment securities with carrying values of $279,953 and $314,184, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

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

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$66,591	$67,163	$30,365	$30,536
Due after one year through five years	291,298	289,525	294,557	295,252
Due after five years through ten years	309,625	306,420	313,733	311,313
Due after ten years	24,616	24,398	32,484	32,455
Marketable equity securities	2,381	1,626	3,017	2,865
	$694,511	$689,132	$674,156	$672,421
Securities held to maturity:
Due after one year through five years	$31,421	$32,272	$20,177	$20,747
Due after five years through ten years	4,072	4,229	15,836	16,092
Due after ten years	3,689	3,999	3,607	3,747
	$39,182	$40,500	$39,620	$40,586

The following table summarizes securities gains (losses) for the periods presented.

	Year ended December 31,
	2015	2014	2013

Gross gains on sales of securities available for sale	$3	$453	$1,250
Gross losses on sales of securities available for sale	(3)	(327)	(35)
Total securities gains (losses)	$—	$126	$1,215

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	December 31, 2015	December 31, 2014
Commercial:
Commercial real estate	$1,451,176	$1,355,536
Commercial and industrial	553,121	468,848
Construction and development	345,304	370,807
Consumer:
Residential real estate	343,648	360,249
Construction and development	46,263	30,061
Home equity	277,900	276,662
Other consumer	60,244	36,874
Gross loans	3,077,656	2,899,037
Less:
Deferred loan fees	(1,112)	(771)
Allowance for loan losses	(9,769)	(7,817)
Net loans	$3,066,775	$2,890,449

As of December 31, 2015 and 2014, loans with a recorded investment of $948,433 and $828,365, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

The Company has deposit relationships and has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of contractual obligations due from directors and executive officers, and their related interests, follows.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013

Loans to directors and officers at beginning of period	$7,398	$26,437	$29,999
Additions for new directors	—	5,850	1,232
Reductions for retirement of directors	—	(24,835)	(1,816)
New advances to directors and officers	—	1,092	8
Payoffs and principal reductions	(3,142)	(1,145)	(2,986)
Loans to directors and officers at end of period	$4,256	$7,398	$26,437
Commitments to directors and officers at December 31	$1,027	$2,024	$96

The Company completed various sales of loans held for investment to investors during 2015, 2014 and 2013. The proceeds from these loan sales totaled $5,294, $2,076 and $2,595 in 2015, 2014 and 2013, respectively. There was no gain or loss recorded on these loan sales.

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

	Year ended December 31,
	2015	2014	2013

Balance, beginning of period	$25,181	$25,349	$27,632
Loans purchased	—	8,604	4,242
Accretion of income	(13,333)	(13,764)	(13,640)
Reclassifications from nonaccretable difference	5,749	4,091	9,595
Other, net	4,712	901	(2,480)
Balance, end of period	$22,309	$25,181	$25,349

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $160,500 and $228,956 as of December 31, 2015 and 2014, respectively.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Yadkin Merger July 4, 2014

Contractually required payments	$1,502,793
Fair value of acquired loans at acquisition	1,292,020
Contractual cash flows not expected to be collected	36,219

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Year ended December 31, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(1,096)	(2,337)	(331)	(509)	—	(943)	(407)	(5,623)
Recoveries	58	746	—	161	27	187	151	1,330
Provision for loan losses	1,924	2,748	(494)	368	16	1,093	590	6,245
Ending balance	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769

Year ended December 31, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(366)	(1,034)	(367)	(591)	—	(429)	(354)	(3,141)
Recoveries	46	88	69	131	—	123	45	502
Provision for loan losses	697	1,415	589	24	7	376	305	3,413
Ending balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817

Year ended December 31, 2013
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(20)	(483)	(723)	(672)	—	(558)	(265)	(2,721)
Recoveries	26	23	47	146	—	39	16	297
Provision for loan losses	889	467	1,479	1,259	169	910	296	5,469
Ending balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	December 31, 2015
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$314	$106	$—	$—	$—	$67	$—	$487
Collectively evaluated for impairment	2,976	2,309	704	837	233	542	359	7,960
Purchased credit-impaired	392	16	162	420	4	274	54	1,322
Total	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769

Loans:
Ending balance:
Individually evaluated for impairment	$8,449	$2,623	$177	$3,550	$417	$337	$—	$15,553
Collectively evaluated for impairment	1,354,977	540,685	330,714	315,030	44,630	274,042	59,983	2,920,061
Purchased credit-impaired	87,750	9,813	14,413	25,068	1,216	3,521	261	142,042
Total	$1,451,176	$553,121	$345,304	$343,648	$46,263	$277,900	$60,244	$3,077,656

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$1,308,789	$32,525	$22,112	$—	$1,363,426
Commercial and industrial	523,643	5,436	14,229	—	543,308
Construction and development	326,979	3,298	560	54	330,891
Consumer:
Residential real estate	305,046	5,682	7,852	—	318,580
Construction and development	43,274	666	1,107	—	45,047
Home equity	265,128	4,442	4,809	—	274,379
Other consumer	59,273	233	477	—	59,983
Total	$2,832,132	$52,282	$51,146	$54	$2,935,614

PCI Loans
Commercial:
Real estate	$40,805	$29,889	$17,056	$—	$87,750
Commercial and industrial	7,913	630	1,270	—	9,813
Construction and development	5,975	3,022	5,416	—	14,413
Consumer:
Residential real estate	11,158	7,134	6,776	—	25,068
Construction and development	314	328	574	—	1,216
Home equity	264	2,016	1,059	182	3,521
Other consumer	8	200	53	—	261
Total	$66,437	$43,219	$32,204	$182	$142,042

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$1,187,938	$32,142	$12,915	$—	$1,232,995
Commercial and industrial	433,093	15,148	6,510	79	454,830
Construction and development	334,213	2,128	2,109	—	338,450
Consumer:
Residential real estate	316,743	4,527	8,351	—	329,621
Construction and development	27,447	735	254	—	28,436
Home equity	264,953	4,238	3,143	—	272,334
Other consumer	35,736	237	269	2	36,244
Total	$2,600,123	$59,155	$33,551	$81	$2,692,910

PCI Loans
Commercial:
Real estate	$57,095	$45,711	$19,735	$—	$122,541
Commercial and industrial	7,408	2,936	3,674	—	14,018
Construction and development	6,857	16,374	9,126	—	32,357
Consumer:
Residential real estate	12,703	8,206	9,719	—	30,628
Construction and development	189	723	713	—	1,625
Home equity	143	2,827	1,358	—	4,328
Other consumer	2	488	140	—	630
Total	$84,397	$77,265	$44,465	$—	$206,127

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$3,205	$4,503	$7,708	$1,355,718	$1,363,426
Commercial and industrial	6,004	2,599	8,603	534,705	543,308
Construction and development	68	414	482	330,409	330,891
Consumer:
Residential real estate	7,625	2,876	10,501	308,079	318,580
Construction and development	1,495	946	2,441	42,606	45,047
Home equity	3,857	1,877	5,734	268,645	274,379
Other consumer	1,015	208	1,223	58,760	59,983
Total	$23,269	$13,423	$36,692	$2,898,922	$2,935,614

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2014
Non-PCI Loans
Commercial:
Real estate	$7,971	$2,383	$10,354	$1,222,641	$1,232,995
Commercial and industrial	5,612	1,707	7,319	447,511	454,830
Construction and development	1,162	369	1,531	336,919	338,450
Consumer:
Residential real estate	4,872	2,210	7,082	322,539	329,621
Construction and development	569	12	581	27,855	28,436
Home equity	3,985	395	4,380	267,954	272,334
Other Consumer	797	70	867	35,377	36,244
Total	$24,968	$7,146	$32,114	$2,660,796	$2,692,910

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	December 31, 2015		December 31, 2014
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$6,130	$—	$5,685	$—
Commercial and industrial	4,126	552	4,594	2
Construction and development	468	—	1,692	—
Consumer:
Residential real estate	5,353	—	3,755	—
Construction and development	1,324	—	254	—
Home equity	3,245	—	1,721	—
Other consumer	548	—	248	—
Total	$21,194	$552	$17,949	$2

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
December 31, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$1,262	$7,187	$8,449	$314	$8,515
Commercial and industrial	531	2,092	2,623	106	2,695
Construction and development	—	177	177	—	180
Consumer:
Residential real estate	1,465	2,085	3,550	—	3,568
Construction and development	—	417	417	—	417
Home equity	20	317	337	67	359
Other consumer	—	—	—	—	—
Total	$3,278	$12,275	$15,553	$487	$15,734

December 31, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$885	$4,513	$5,398	$158	$5,330
Commercial and industrial	525	1,818	2,343	229	2,718
Construction and development	—	910	910	—	1,971
Consumer:
Residential real estate	—	928	928	—	3,863
Home equity	62	344	406	3	1,920
Total	$1,472	$8,513	$9,985	$390	$15,802

The following table provides the average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	2015		2014		2013
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$7,153	$28	$7,399	$75	$2,964	$22
Commercial and industrial	2,287	5	2,599	1	144	—
Construction and development	545	—	2,509	—	1,282	—
Consumer:
Residential real estate	2,249	83	2,616	27	1,029	—
Construction and development	209	—	214	—	48
Home equity	383	—	998	—	1,183	—
Other consumer	—	—	99	—	100	—
Total	$12,826	$116	$16,434	$103	$6,750	$22

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2015		December 31, 2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,684	7	$4,215	7
Commercial and industrial	795	11	172	4
Commercial construction	177	2	131	2
Residential real estate	1,594	4	1,770	6
Home equity	20	1	83	2
Total	$7,270	25	$6,371	21

The following tables provide the number and recorded investment of TDRs modified and defaulted during the years ended December 31, 2015 and 2014.

	TDRs Modified
	2015		2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$1,626	4	$3,460	$4
Commercial and industrial	283	6	105	2
Commercial construction	56	1	—	—
Residential real estate	—	—	1,658	4
Home equity	20	1	—	—
Total	$1,985	12	$5,223	$10

	TDRs Defaulted
	2015		2014
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$1,441	2	$890	$3
Commercial and industrial	—	—	212	2
Residential real estate	114	1	—	—
Total	$1,555	3	$1,102	$5

The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2015 and 2014 did not change following the modifications.

NOTE F - PURCHASED ACCOUNTS RECEIVABLE

Income from purchased accounts receivable, which is recorded in other non-interest income, totaled $872, $552 and $10 for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchased accounts receivable include short-term receivables of $7,900 at December 31, 2015, that are due from a U.S. bioenergy company that produces ethanol, with the debt guaranteed by its Spanish parent company. The Spanish parent company commenced pre-insolvency proceedings in Spain during the month of November, 2015. As of December 31, 2015, $5,400 of purchased receivables were delinquent, with an additional $2,500 delinquent as of the filing date of this Annual Report. An involuntary bankruptcy petition was filed against the U.S. subsidiary in the District of Kansas on February 11, 2016. On February 24, 2016, a related U.S. subsidiary of the Spanish parent company filed a voluntary Chapter 11 bankruptcy petition in the Eastern District of Missouri, along with various affiliates, including the U.S. subsidiary, with joint administration requested. On February 29, 2016, the Kansas case for the U.S. subsidiary was converted to a voluntary Chapter 11 case, with venue transferred to the Eastern District of Missouri on March 1, 2016. On March 10, 2016, the Spanish parent company announced the basis of a debt restructuring agreement that, among other things, will give creditors a controlling stake in the company in return for a 70 percent reduction in the Spanish parent company’s outstanding debt as well as $2,000,000 in additional loans. Under governing law, the parent company needs to present a restructuring plan to a Spanish court to avoid insolvency proceedings. Any such transaction would also require approval of at least 75 percent of creditors. At this time, management lacks sufficient information to determine the extent of loss

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

on the investment in purchased accounts receivable in the pending bankruptcy case for the U.S. subsidiary. Management similarly lacks sufficient information to determine the extent of recovery possible on the guarantee by the Spanish parent company. There was no contingency accrual related to this potential exposure as of December 31, 2015.

NOTE G – PREMISES AND EQUIPMENT

A summary of premises and equipment is presented in the table below.

	December 31, 2015	December 31, 2014

Land	$21,444	$23,171
Buildings and leasehold improvements	41,199	43,433
Furniture, software, and equipment	25,628	22,688
Less: accumulated depreciation	(14,532)	(8,913)
Total	$73,739	$80,379

Depreciation on premises and equipment, which is recorded in occupancy and equipment expense, totaled $6,155, $4,683 and $2,521 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE H – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $563,802 and $455,033 as of December 31, 2015 and 2014, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $1,272 and $538 for the years ended December 31, 2015 and 2014, respectively. No mortgage servicing fees were recognized during 2013.

The table below summarizes MSR activity for the periods presented. The Company did not retain mortgage servicing on loans sold prior to the 2014 Mergers.

	Year ended December 31,
	2015	2014

Balance at beginning of period	$4,284	$—
Fair value of acquired MSRs	—	4,025
Additions	1,881	688
Payoffs	(402)	(126)
Amortization	(726)	(303)
Balance at end of period before valuation allowance	5,037	4,284
Valuation allowance	(10)	(157)
Balance at end of period after valuation allowance	$5,027	$4,127

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

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	December 31, 2015	December 31, 2014

Composition of mortgage loans serviced for others:
Fixed rate loans	99.90%	99.86%
Adjustable rate loans	0.10%	0.14%
Total	100.00%	100.00%

Weighted average life (years)	6.60	5.77
Prepayment speed	9.98%	12.62%
Discount rate	9.66%	9.60%
Effect on fair value due to change in interest rates:
+ 0.25%	$421	$566
+ 0.50%	660	801
- 0.25%	(599)	(668)
- 0.50%	(1,104)	(844)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $205,879 and $136,093 as of December 31, 2015 and 2014, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $1,758, $1,063 and $522 for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Year ended December 31,
	2015	2014

Balance at beginning of period	$3,081	$1,759
Additions	2,148	1,628
Amortization	(744)	(306)
Balance at end of period	$4,485	$3,081

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of December 31, 2015 or 2014.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE I – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
	Goodwill	Gross	Accumulated Amortization	Net

Balance at December 31, 2012	$26,254	$3,128	$(752)	$2,376
Core deposit intangible resulting from the ECB merger	—	4,307	—	4,307
Amortization expense	—	—	(800)	(800)
Balance at December 31, 2013	26,254	7,435	(1,552)	5,883
Goodwill and core deposit intangible resulting from the 2014 Mergers	125,898	12,951	—	12,951
Amortization expense	—	—	(2,157)	(2,157)
Balance at December 31, 2014	152,152	20,386	(3,709)	16,677
Amortization expense	—	—	(3,098)	(3,098)
Balance at December 31, 2015	$152,152	$20,386	$(6,807)	$13,579

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The Company's mergers and acquisitions that have generated goodwill were nontaxable events and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the respective acquisitions is deductible for tax purposes.

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The ECB and Yadkin core deposit intangibles are being amortized over a ten-year period using an accelerated method.

The table below presents estimated amortization expense for the Company's other intangible assets.

2016	$2,776
2017	2,485
2018	2,202
2019	1,915
2020	1,625
Thereafter	2,576
$13,579

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge. The Company performed its annual goodwill impairment test as of October 31, 2015, and no impairment was indicated by this test. The Company has not identified any triggering events since the impairment test date that would indicate potential impairment.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE J – DEPOSITS

The scheduled maturities of time deposits as of December 31, 2015 are presented below.

	Less Than $250	$250 and Greater	Total

2016	$314,726	$205,646	$520,372
2017	85,947	89,118	175,065
2018	44,841	45,608	90,449
2019	91,661	52,103	143,764
2020	64,789	19,163	83,952
Thereafter	4,050	256	4,306
Total	$606,014	$411,894	$1,017,908

NOTE K – BORROWINGS

A summary of short-term borrowings and long-term debt is presented below.

	December 31, 2015	December 31, 2014
Short-term borrowings:
FHLB advances maturing within one year	$375,500	$250,500

Long-term debt:
FHLB advances maturing beyond one year	$118,942	$104,651
Subordinated term loan due 2018	7,166	7,060
Subordinated notes due 2023	38,050	38,050
Junior subordinated debt to unconsolidated trusts:
Maturing October 7, 2033	5,701	5,629
Maturing December 15, 2033	6,853	6,687
Maturing December 15, 2037	12,503	12,115
Capital lease obligations and other debt	5,752	5,972
Total long-term debt	$194,967	$180,164

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $185,000 as of December 31, 2015. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2015 or 2014.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by investment securities with a total collateral value of $4,881. Depending on the type of collateral, the Company may borrow between 60 and 65 percent of the collateral value pledged. The Company had no outstanding borrowings at the discount window as of December 31, 2015 or 2014.

The Company maintains a loan agreement with a correspondent bank providing for a revolving loan of up to $15,000 for the holding company. Borrowings under the holding company loan agreement accrue interest at LIBOR plus 4.00 percent. The holding company loan agreement will expire on July 1, 2016. However, the Company may extend the maturity date by twelve months so long as it is not in default under the holding company loan agreement. The obligations of the holding company loan agreement are secured by, among other things, a pledge of all of the capital stock of Yadkin Bank. The Company had no outstanding balance on the holding company loan agreement as of December 31, 2015.

FHLB Advances

The Company had $152,471 of remaining availability on its credit line with the FHLB for advances as of December 31, 2015. These advances are secured by a blanket floating lien on qualifying commercial real estate loans, multifamily loans, residential mortgage loans, and home equity lines of credit with a total lendable collateral value of $656,807 as of December 31, 2015.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maturities of FHLB advances for the next five years and thereafter are as follows:

Maturity Date	Range of Contractual Rates	Rate Type	December 31, 2015	December 31, 2014

2015	0.20 - 2.99%	Fixed rate credit	—	250,500
2016	0.28 - 2.21%	Fixed rate credit	375,500	90,500
2017	0.78 - 1.14%	Fixed rate credit	113,000	8,000
2018	0.25%	Fixed rate credit	648	667
2019	1.83%	Principal reducing credit	5,000	5,000
2020	—%		—	—
Thereafter	2.00%	Principal reducing credit	188	207
Totals			$494,336	$354,874

Merger-related fair value adjustments included in FHLB borrowings were $106 and $277, as of December 31, 2015 and 2014, respectively.

Subordinated Term Loan Due 2018

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity. The subordinated term loan was adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2015 and 2014, the carrying value was $7,166 and $7,060, respectively.
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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Junior Subordinated Debt to Unconsolidated Trusts

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through the Crescent Financial Capital Trust I (the "Crescent Trust"). The Crescent Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent (assumed by VantageSouth in its acquisition of Crescent and subsequently assumed by the Company in its merger with VantageSouth). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2015 and 2014, their carrying value was $25,056 and $24,431, respectively. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent.

In 2003, $10,000 in TRUPs were issued through the American Community Bank Capital Trust ("ACB Trust"). The ACB Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by ACB (and assumed by the Company in its acquisition of ACB). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on December 15, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with the 2014 Mergers, and as of December 31, 2015, their carrying value was $6,853. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 2.80 percent.

In November 2007, $25,000 in TRUPs were issued through Yadkin Valley Statutory Trust I (the "Yadkin Trust"). The Yadkin Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Yadkin. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on December 15, 2037 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with the 2014 Mergers, and as of December 31, 2015, their carrying value was $12,503. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 1.32 percent.

Yadkin unconditionally guarantees the trust preferred securities that were previously issued by the Crescent Trust, the ACB Trust and the Yadkin Trust.

NOTE L – LEASES

Operating Leases

The Company has entered into various non-cancelable operating leases for the corporate headquarters, operations center, certain branch offices, and equipment. Future minimum lease payments under these leases for the years ending December 31 are presented below.

2016	$3,720
2017	3,183
2018	2,986
2019	2,142
2020	982
Thereafter	4,507
Total	$17,520

Certain of the leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above. Rent expense for the years ended December 31, 2015, 2014 and 2013 totaled $4,540, $4,048, and $2,818, respectively.

Two of the leased properties used for bank branch operations are owned by a former director who was deemed to be a related party until the effectiveness of the 2014 Mergers. Lease payments for these two branches for the first six months of 2014 and the year 2013 totaled $381 and $755, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Capital Leases

The Company has entered into two capital leases for banking offices. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as part of long-term debt. The capital lease asset totaled $5,752 as of December 31, 2015. Future minimum lease payments under the capital leases are presented below.

2016	$574
2017	583
2018	591
2019	600
2020	608
Thereafter	5,785
Total projected lease payments for capital leases	8,741
Imputed interest	(2,989)
Present value of minimum lease payments	$5,752

NOTE M – INCOME TAXES

The table below summarizes significant components of income tax expense for the periods presented.

	Year ended December 31,
	2015	2014	2013
Current tax expense:
Federal	$5,415	$305	$—
State	—	—	—
Total current tax expense	5,415	305	—
Deferred tax expense:
Federal	16,653	7,924	432
State	4,053	1,981	2,042
Total deferred tax expense	20,706	9,905	2,474
Income tax expense before change in deferred tax asset valuation allowance	26,121	10,210	2,474
Change in deferred tax asset valuation allowance	(126)	(4,797)	(460)
Income tax expense	$25,995	$5,413	$2,014

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate of 35 percent to net income before income taxes as follows.

	Year ended December 31,
	2015	2014	2013

Tax computed at statutory rate of 35%	$24,718	$9,491	$2,815
Effect of state income taxes, net of federal benefit	2,635	1,287	1,348
Change in state income tax rates	(361)	(1,899)	1,544
Gain on acquisition	—	—	(2,643)
Non-taxable interest income	(828)	(437)	(79)
Non-taxable bank-owned life insurance	(655)	(549)	(348)
Non-deductible merger costs	94	1,006	309
Write-off of acquired net operating losses subject to Section 382 limitation	—	652	—
Change in deferred tax asset valuation allowance	(126)	(4,797)	(460)
Other	518	659	(472)
Income tax expense	$25,995	$5,413	$2,014

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of deferred taxes are summarized below.

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforward	$32,638	$40,073
Recognized built-in loss carryforward	5,899	7,580
Acquisition accounting fair value adjustments	4,998	12,885
Allowance for loan losses	3,673	2,990
Federal tax credits carryforward	4,112	3,140
Unrealized losses on securities	2,055	667
Unrealized losses on cash flow hedges	2,596	728
Stock-based compensation	1,997	2,094
Capitalized leases	1,110	1,167
Deferred compensation	1,831	3,024
Other	—	2,942
Total deferred tax assets	60,909	77,290
Valuation allowance	(1,059)	(1,185)
Net deferred tax assets	59,850	76,105
Deferred tax liabilities:
Premises and equipment	3,262	2,568
Prepaid expenses	680	478
Other	301	—
Total deferred tax liabilities	4,243	3,046
Net deferred tax asset	$55,607	$73,059

As of December 31, 2015, the Company had net operating losses ("NOLs") available for carryforward of $87,264 that will expire, if unused, from 2023 through 2032. The Company also had recognized built-in losses in excess of annual limitations of $16,855 that will expire, if unused, from 2031 through 2035. The Company’s federal income tax returns are open and subject to examination from the 2012 tax return year and forward. The Company’s state income tax returns are open and subject to examination from the 2012 tax return year and forward.

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

Based on the Company’s analysis of Section 382 limitations and applicable carryforward periods for limited NOLs and RBILs, there are NOLs totaling $1,917 that will expire unused due to Section 382 limitations. The deferred taxes related to these NOLs were written off in 2014. Other than these unusable NOLs, the Company believes that all of the remaining benefits from pre-acquisition NOLs and RBILs will ultimately be realized; however, that amount is subject to continuing analysis and will not be finalized until the five-year recognition period for each transaction expires.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company evaluates its deferred tax assets (“DTAs”) at least quarterly to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence is considered, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Some of the positive and negative evidence management considered in its year-end 2015 evaluation is summarized below.

Positive evidence regarding the Company's DTAs in order of significance is as follows:

•	Earnings trends and forecasts
The Company continued to improve its earnings performance in 2015, especially following the 2014 Mergers. The Company had a three-year cumulative pre-tax income position as of December 31, 2015. Additionally, management monitors the Company’s performance against its business plan and forecast on a regular basis. Based on the business plan and forecast, which consider certain improvements to the Company’s business, management currently expects the Company's pre-tax income to fully absorb the existing DTAs. The Company has also begun to generate significant taxable income, which is important when considering the need to utilize NOLs and other tax loss carryforwards prior to expiration. In 2015, the Company generated taxable income of $43.4 million before NOLs and expects taxable income to increase substantially in 2016.

•	Robust capital levels and access to capital
The Company's tier 1 capital and total risk-based capital ratios were 9.42% and 11.96%, respectively, as of December 31, 2015. The Bank's tier 1 capital and total risk-based capital ratios were 10.34% and 11.99%, respectively, as of December 31, 2015, both of which were in excess of the regulatory definition of a "well capitalized" bank.
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
The Company was in compliance with all liquidity policy requirements as of December 31, 2015 and maintained high levels of off balance sheet liquidity.

•	Low problem asset levels
The Company's nonperforming loan and nonperforming asset ratios increased slightly in 2015. Nonperforming loans to total loans were 1.06% as of December 31, 2015, compared to 0.92% as of December 31, 2014. Nonperforming assets to total assets were 1.07% as of December 31, 2015, compared to 0.93% as of December 31, 2014. Further, the Bank's classified asset ratio to tier 1 capital plus allowance for loan losses increased slightly to approximately 23 percent as of December 31, 2015 from 22 percent as of December 31, 2014. The Company has developed a strong underwriting culture, and credit administrators with specific credit expertise have been designated for each line of business (i.e., commercial real estate, commercial and industrial, SBA, Builder Finance, mortgage, and consumer).

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

•	Tax planning strategies
Reasonable tax planning strategies were considered, including conversion of non-taxable investment to taxable investment, holding investment securities in a current loss position until maturity, sale-leaseback of office buildings in an unrealized gain position, and others. Management has no current plans to execute these tax planning strategies. These tax planning strategies would only be considered for possible execution if the ultimate realization of DTAs were in question.

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

Prior to the 2014 Mergers, Piedmont maintained a full valuation allowance on all of its NOLs and other DTAs due to substantial doubt about its ability to realize these tax benefits since its federal tax returns could not be consolidated with VantageSouth at the time. Due to nature of Piedmont’s merger into Yadkin on July 4, 2014, however, Piedmont was consolidated into Yadkin from a federal tax perspective, and the Company is now able to use taxable income generated by Yadkin and its Bank to realize federal NOLs and other DTAs generated by Piedmont prior to the 2014 Mergers. Based on this transaction and the Company’s analysis of its ability to realize Piedmont’s DTAs, subject to applicable Section 382 limitations, management determined that it was appropriate to reverse the $4,706 valuation allowance on Piedmont’s DTAs subsequent to the 2014 Mergers. This valuation allowance reversal was recorded as a reduction to income tax expense.

As of December 31, 2015, the Company's valuation allowance totaled $1,059, which represented reserves due to uncertainty regarding its ability to generate taxable income of a character required to realize the benefits related to long-term capital gains carryovers and certain state NOLs. Based on the Company's DTA evaluation, which considered the weight of the positive evidence compared to the negative evidence, management concluded that sufficient taxable income will be generated in the future to realize the Company’s remaining net DTA as of December 31, 2015.

NOTE N – REGULATORY MATTERS

Yadkin Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank in the form of vault cash or deposits. There was no aggregate net reserve balance maintained with the Federal Reserve Bank as of December 31, 2015 and 2014, respectively, as vault cash was sufficient to meet the reserve requirement.

Banking regulators have established various ratios to monitor capital adequacy. The primary ratios are: (1) Tier 1 capital, which includes common shareholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent. During the first quarter of 2015, the Company and the Bank became subject to new Basel III regulatory capital rules, which increased existing requirements and added a new requirement for Common Equity Tier 1 of 4.5 percent. As of December 31, 2015, and 2014, the Company and the Bank met all applicable capital adequacy requirements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The holding company and bank capital amounts and ratios are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015
Yadkin Financial Corporation:
Total Capital (to Risk-Weighted Assets)	$447,320	11.96%	$299,164	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	396,032	10.59%	$224,373	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	396,032	9.42%	$168,078	4.00%	N/A	N/A
Common Equity Tier 1 Capital	394,524	10.55%	$168,280	4.50%	N/A	N/A

Yadkin Bank:
Total Capital (to Risk-Weighted Assets)	$447,945	11.99%	$298,776	8.00%	$373,470	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	434,707	11.64%	224,082	6.00%	298,776	8.00%
Tier 1 Capital (to Average Assets)	434,707	10.34%	168,183	4.00%	210,229	5.00%
Common Equity Tier 1 Capital	434,707	11.64%	168,061	4.50%	242,755	6.50%

December 31, 2014
Yadkin Financial Corporation:
Total Capital (to Risk-Weighted Assets)	$425,720	12.34%	$276,064	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	375,095	10.87%	138,032	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	375,095	9.33%	160,773	4.00%	N/A	N/A

Yadkin Bank:
Total Capital (to Risk-Weighted Assets)	$419,875	12.18%	$275,674	8.00%	$344,592	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	407,300	11.82%	137,837	4.00%	206,755	6.00%
Tier 1 Capital (to Average Assets)	407,300	10.13%	160,812	4.00%	201,015	5.00%

NOTE O – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swaps

The table below provides a summary of forward starting pay fixed interest rate swaps that are being used to hedge short-term FHLB advances. These interest rate swaps are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's exposure to variability in interest payments attributable to changes in the three-month LIBOR component of three-month FHLB advances. Each three-month FHLB advance will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the full term of each interest rate swap.

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate

FHLB Advance Swap 1	$25,000	February 5, 2016	February 5, 2021	2.70%	3-Month LIBOR
FHLB Advance Swap 2	50,000	August 5, 2016	August 5, 2021	2.88%	3-Month LIBOR
FHLB Advance Swap 3	25,000	October 5, 2017	October 5, 2027	2.54%	3-Month LIBOR
FHLB Advance Swap 4	25,000	March 5, 2018	March 5, 2028	2.58%	3-Month LIBOR
	$125,000

The table below provides information on a receive fixed interest rate swap that is being used to hedge certain floating rate loans. This interest rate swap is expected to be highly effective and is accounted for as a cash flow hedge with the change in fair value

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

recognized in OCI. The purpose of this cash flow hedge is to reduce the Company's exposure to variability in interest receipts attributable to changes in one-month LIBOR, which is the index underlying the hedged floating rate loans.

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Receive Fixed Rate	Pay Floating Rate

Loan Swap	$40,000	October 1, 2015	October 1, 2020	1.23%	1-Month LIBOR

In 2015, the Company terminated certain pay fixed interest rate swaps. For terminated interest rate swaps, the changes in fair value that were recorded in AOCI prior to termination will be amortized to yield over the period the hedged transactions impact earnings. The hedged transactions are currently outstanding and are expected to remain outstanding through the full original term of the interest rate swaps. The following table summarizes information regarding the terminated interest rate swaps.

Terminated Interest Rate Swap	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	Unamortized Pre-Tax Loss in AOCI as of December 31, 2015

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$72
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	72
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	74
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	811
Terminated Swap 5	25,000	October 1, 2014	August 31, 2017	October 7, 2015	183
Terminated Swap 6	25,000	October 16, 2014	August 16, 2018	October 7, 2015	381

Interest Rate Caps

In previous years, the Company purchased interest rate caps that are being used to hedge a floating rate subordinated term loan and certain floating rate TRUPs. The underlying index for each debt instrument is three-month LIBOR. In the event that the underlying index rate exceeds the strike rate on the respective cap, the counterparty would pay the Company the difference between the underlying index and the strike rate.

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

		December 31, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Loans:
Receive fixed interest rate swap	Other liabilities	$40,000	$493	$—	$—

FHLB advances:
Pay fixed interest rate swaps	Other assets	—	—	75,000	795
Pay fixed interest rate swaps	Other liabilities	125,000	3,822	100,000	2,249

Brokered money market deposits:
Pay fixed interest rate swaps	Other liabilities	—	—	50,000	200

Subordinated term loan:
Interest rate cap	Other liabilities	7,500	61	7,500	128

TRUPs:
Interest rate caps	Other assets	43,000	482	43,000	1,104

Mortgage loan commitments:
Interest rate lock commitments	Other assets	30,313	408	23,274	342
Forward sale commitments	Other assets	52,862	106	—	—
Forward sale commitments	Other liabilities	—	—	34,727	49

Activity in AOCI related to cash flow hedges is presented in Note R. If a cash flow hedge ceases to be highly effective or is terminated, then the hedge is dedesignated, and effective changes in value that are recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings. If the transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps.

NOTE P – COMMITMENTS AND CONTINGENCIES

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2015	December 31, 2014

Lending commitments:
Commitments to extend credit	$799,058	$658,925
Financial standby letters of credit	16,342	12,421
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	$10,000	$10,000
Capital commitments to private investment funds	4,751	2,280

The reserve for unfunded commitments was $603 and $522 as of December 31, 2015 and 2014, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

NOTE Q – FAIR VALUE MEASUREMENTS

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

	Year ended December 31,
	2015	2014	2013

Level 3 AFS securities at beginning of period	$11,290	$7,583	$—
Purchases	5,390	4,600	7,505
Sales, calls or maturities	(4,120)	(1,000)	—
Transfers out of Level 3	(6,000)	—	—
Changes in unrealized gains and losses	168	107	78
Level 3 AFS securities at end of period	$6,728	$11,290	$7,583

The Company's policy is to recognize transfers between levels as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding table. There were no transfers between Level 1 and Level 2 during 2015, 2014 or 2013.

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

	Year ended December 31,
	2015	2014	2013

Interest rate lock commitments at beginning of period	$342	$354	$795
Fair value of acquired Yadkin interest rate lock commitments	—	231	—
Issuances	1,620	2,366	2,909
Settlements	(1,554)	(2,609)	(3,350)
Interest rate lock commitments at end of period	$408	$342	$354

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

Description	Total	Level 1	Level 2	Level 3

December 31, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$5,982	$—	$5,982	$—
SBA-guaranteed securities	12,176	12,176	—	—
Mortgage-backed securities issued by GSE	435,625	—	435,625	—
Collateralized loan obligations	50,483	—	50,483	—
Corporate bonds	123,532	2,485	115,427	5,620
Non-agency RMBS	3,663	—	3,663	—
Municipal bonds	55,800	—	54,692	1,108
Other debt securities	245	245	—	—
Equity securities	1,626	1,626	—	—
SBA-guaranteed loans held for sale	23,664	—	23,664	—
SBA loans held for investment	20,423	—	20,423	—
Derivative assets	996	—	588	408
Derivative liabilities	4,376	—	4,376	—

Measured at fair value on a nonrecurring basis:
Impaired loans	$15,066	$—	$—	$15,066
Foreclosed assets	15,346	—	—	15,346

Description	Total	Level 1	Level 2	Level 3

December 31, 2014
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$14,944	$—	$14,944	$—
SBA-guaranteed securities	60,120	60,120	—	—
Mortgage-backed securities issued by GSE	425,283	—	425,283	—
Corporate bonds	119,912	2,545	106,077	11,290
Non-agency RMBS	4,963	—	4,963	—
Non-agency CMBS	3,578	—	3,578	—
Municipal bonds	40,258	—	40,258	—
Other debt securities	498	498	—	—
Equity securities	2,865	2,865	—	—
SBA-guaranteed loans held for sale	8,365	—	8,365	—
SBA loans held for investment	8,906	—	8,906	—
Derivative assets	2,368	—	2,026	342
Derivative liabilities	2,497	—	2,497	—

Measured at fair value on a non-recurring basis:
Impaired loans	9,595	—	—	9,595
Foreclosed assets	12,891	—	—	12,891

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

	Valuation Technique	Unobservable Input	Range	Fair Value as of December 31, 2015	Fair Value as of December 31, 2014
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$6,728	$11,290

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	$408	$342

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	$15,066	$9,595
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	$15,346	$12,891

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
The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$111,918	$111,918	$111,918	$—	$—
Investment securities available for sale	689,132	689,132	16,532	665,872	6,728
Investment securities held to maturity	39,182	40,500	—	40,500	—
Loans held for sale	47,287	47,287	—	47,287	—
Loans, net	3,066,775	3,092,461	—	23,664	3,068,797
Federal Home Loan Bank stock	24,844	24,844	—	24,844	—
Derivative assets	996	996	—	588	408
Purchased accounts receivable	52,688	52,688	—	52,688	—
Accrued interest receivable	12,695	12,695	—	12,695	—

Financial liabilities:
Deposits	3,310,297	3,310,306	—	3,310,306	—
Short-term borrowings	375,500	375,500	—	—	375,500
Long-term debt	194,967	198,928	—	—	198,928
Derivative liabilities	4,376	4,376	—	4,376	—
Accrued interest payable	2,550	2,550	—	2,550	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$132,365	$132,365	$132,365	$—	$—
Investment securities available for sale	672,421	672,421	66,028	595,103	11,290
Investment securities held to maturity	39,620	40,404	—	40,404	—
Loans held for sale	20,205	20,205	—	20,205	—
Loans, net	2,890,449	2,919,573	—	1,241	2,918,332
Federal Home Loan Bank stock	19,499	19,499	—	19,499	—
Derivative assets	2,368	2,368	—	2,027	342
Purchased accounts receivable	44,821	44,821	—	44,821	—
Accrued interest receivable	12,071	12,071	—	12,071	—

Financial liabilities:
Deposits	3,247,364	3,245,431	—	3,245,431	—
Short-term borrowings	250,500	250,500	—	—	250,500
Long-term debt	180,164	183,326	—	—	183,326
Derivative liabilities	2,497	2,497	—	2,497	—
Accrued interest payable	2,688	2,688	—	2,688	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE R – EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Yadkin Financial Corporation 2013 Equity Incentive Plan (the “2013 Incentive Plan”) authorized the issuance of incentive stock awards to certain employees, officers, and directors of the Company. As of December 31, 2015, no stock options had been granted and 105,000 restricted stock shares were awarded under the 2013 Incentive Plan. The Yadkin Valley Financial Corporation 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Stock Plan”) also authorized the issuance of awards to certain employees, officers, and directors of the Company. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock awards, stock appreciation rights, and/or long term incentive compensation units. Option exercise prices are established at market value on the grant date. Vesting provisions for granted stock options and restricted stock are at the discretion of the Nominating, Compensation, and Corporate Governance Committee of the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants. The Company funds the option shares and restricted stock from authorized but unissued shares.

Stock Options

In addition to option grants pursuant to the 2008 Stock Plan, the Company has assumed outstanding stock options that had been granted under the stock option plans of acquired companies. Of the total options outstanding as of December 31, 2015, 38,808 acquired options remained exercisable at a weighted average exercise price of $39.98 per share, and no options are outstanding or exercisable under the 2008 Stock Plan, and no options have been granted under the 2013 Incentive Plan. As of December 31, 2015, 9,621 shares or options remained available for future issuance under the 2008 Stock Plan, and 195,000 shares or options remained available under the 2013 Incentive Plan. There were no options granted during the year ended December 31, 2015.

A summary of stock option activity for the year ended December 31, 2015 is presented below.

	Outstanding Options		Exercisable Options
	Number	Weighted Average Option Price	Number	Weighted Average Option Price

Options outstanding at January 1, 2015	78,467	$31.06	78,467	$31.06
Exercised	22,737	15.23	22,737	15.23
Expired	14,786	31.91	14,786	31.91
Forfeited	7,136	37.55	7,136	37.55
Options outstanding at December 31, 2015	33,808	$39.98	33,808	$39.98

The weighted average remaining life of options outstanding and options exercisable was 1.21 years years and 1.72 years years as of December 31, 2015 and 2014, respectively.

The table below provides the range of exercise prices for options outstanding and exercisable as of December 31, 2015.

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$10.01 - $20.00	1,405	1,405
$20.01 - $30.00	2,419	2,419
$30.01 - $40.00	8,409	8,409
$40.01 - $50.00	21,575	21,575
	33,808	33,808

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

Compensation cost related to stock options was $0 for the years ended December 31, 2015, 2014, and 2013 . The aggregate intrinsic value of total options outstanding and exercisable options as of December 31, 2015 was $15. As of December 31, 2015, there was no unrecognized compensation cost related to stock options as all options had fully vested.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Restricted Stock

A summary of non-vested restricted stock award activity is included below for the periods presented.

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2015	936	$10.68
Granted	105,000	20.09
Vested	936	10.68
Non-vested at December 31, 2015	105,000	$20.09

Compensation cost related to non-vested restricted stock was $352, $336 and $8 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $1,641 in unrecognized compensation cost related to non-vested restricted stock. There was no unrecognized compensation cost related to non-vested restricted stock as of December 31, 2014.

Defined Contribution Plans

The Company sponsors profit-sharing and 401(k) plans for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plan provides for employer contribution of up to 4 percent of pre-tax salary contributed by each participant. Employer contributions to the 401(k) plans totaled $1,811 for the year ended December 31, 2015, compared to $1,252 and $1,140 for 2014 and 2013, respectively.

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

The grant date fair value of each Piedmont stock warrant award was determined with a Monte Carlo-based option pricing model. The model assumed that the stock warrants would be exercised at the mid-point of the time to achieve the performance condition and contractual term of ten years, weighted by the probability of a change in control event. There were 146,666 warrants for shares of Piedmont's common stock outstanding as of December 31, 2013. Compensation cost recorded in non-interest expense related to the Piedmont Stock Warrant Plan was $1,145 for the year ended December 31, 2013. The Piedmont Stock Warrant Plan was replaced by the Piedmont Phantom Equity Plan on January 24, 2014. Due to the nature of this replacement, it was accounted for as a plan modification and not a plan cancellation.

The Piedmont Phantom Equity Plan was established on January 24, 2014. Under the plan, participants in the Piedmont Stock Warrant Plan were granted units (each, a “Unit”). The Units are subject to vesting on dates consistent with the vesting dates under the Piedmont stock warrant plan. Each participant is entitled to receive the aggregate “Unit Value” of the vested portion of his or her account, to be paid to the participant on the earlier of (i) December 31, 2018, or (ii) a “change of control” (as defined in the Piedmont Phantom Equity Plan). In general, Unit Value is determined by subtracting the per-Unit base price for a Unit from the “full” value of such Unit. The “full” value of each Unit is equal to the value of one share of Piedmont stock prior to the 2014 Mergers, adjusted to equal the per share consideration that a Piedmont stockholder received for one share of Piedmont common stock (that is, 6.28597 shares of Yadkin voting common stock plus any per share cash merger consideration). Each Unit has a per-Unit base price specific to that Unit (the initial base price), which generally will be increased by 8 percent per year, unless and until certain initial investors in Piedmont realize a return of their capital investment plus a cumulative, non-compounded annual return of 8 percent (the "Investment Hurdle"). Once the Investment Hurdle has been met, the per-Unit base price returns to its initial base price. Any amounts paid to participants will be paid in common stock of Yadkin.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On July 4, 2014, concurrent with the 2014 Mergers, Yadkin assumed the obligations represented by the Piedmont Phantom Equity Plan, and Yadkin issued 856,447 shares of Yadkin voting common stock to an irrevocable rabbi trust to assist it in meeting its obligations under the Piedmont Phantom Equity Plan and the Merger Agreement. These shares (i) are issued and outstanding shares of Yadkin voting common stock with all rights of a holder of such shares, including the right to vote and receive dividends, and (ii) are to be used by Yadkin first to make distributions and satisfy all obligations under the Piedmont Phantom Equity Plan and then to distribute any remaining shares of Yadkin voting common stock held by the rabbi trust to the holders of Piedmont common stock that participated in the 2014 Mergers.

If as of December 31, 2018 there has not been a “change of control,” then the aggregate Unit Value will be distributed to the plan participants on December 31, 2018. Shares of Yadkin voting common stock that are held in the rabbi trust will be used to satisfy these distribution obligations under the Piedmont Phantom Equity Plan. The principal of the rabbi trust and any earnings thereon will be held separate and apart from other funds of Yadkin and will be used exclusively for the uses and purposes of Piedmont Phantom Equity Plan participants, Piedmont stockholders participating in the 2014 Mergers, and general creditors of Yadkin in certain circumstances.

Compensation cost recorded in non-interest expense related to the Piedmont Stock Warrant Plan and Piedmont Phantom Equity Plan was $245 for the year ended December 31, 2015, compared to $605 for the year ended December 31, 2014. There was no unrecognized compensation cost December 31, 2015, compared to $245 as of December 31, 2014. Employer shares held by a rabbi trust should be treated as treasury stock for earnings per share purposes and excluded from the denominator in the basic and diluted per share calculations. However, the obligation under a deferred compensation arrangement should be reflected in the denominator of the earnings per share calculation. Therefore, since the 856,447 shares of Yadkin common stock held in the rabbi trust pursuant to the Piedmont Phantom Equity Plan are payable to either participants in the plan or Piedmont stockholders participating in the 2014 Mergers, there is no net impact to the Company's earnings per share from these shares.

NOTE S - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below summarizes the activity in AOCI for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications	(7,892)	2,648	(5,244)
Amounts reclassified for securities gains	(747)	—	(747)
Net change in AOCI	(8,639)	2,648	(5,991)
Balance before non-controlling interests at December 31, 2013	(6,554)	2,381	(4,173)
Non-controlling interests	(2,197)	749	(1,448)
Balance after non-controlling interests at December 31, 2013	$(4,357)	$1,632	$(2,725)

Balance at January 1, 2014	$(6,554)	$2,381	$(4,173)
Other comprehensive income (loss) before reclassifications	5,445	(3,440)	2,005
Amounts reclassified for securities gains	(76)	—	(76)
Net change in AOCI	5,369	(3,440)	1,929
Balance at December 31, 2014	$(1,185)	$(1,059)	$(2,244)

Balance at January 1, 2015	$(1,185)	$(1,059)	$(2,244)
Other comprehensive income (loss) before reclassifications	(2,136)	(3,236)	(5,372)
Amounts reclassified for securities gains	—	99	99
Net change in AOCI	(2,136)	(3,137)	(5,273)
Balance at December 31, 2015	$(3,321)	$(4,196)	$(7,517)

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amounts reclassified from AOCI are included in the consolidated statements of operations as follows.

AOCI Component	Amount Reclassified			Line Item Within Statement of Operations
	2015	2014	2013
AFS securities:
Gross reclassification	$—	$(126)	$(1,215)	Gain on sales of available for sale securities
Income tax expense	—	50	468	Income tax expense (benefit)
Reclassification, net of tax	$—	$(76)	$(747)

Cash flow hedges:
Gross reclassification	$161	$—	$—	Gain on sales of cash flow hedges
Income tax expense	(62)	—	—	Income tax expense (benefit)
Reclassification, net of tax	$99	$—	$—

NOTE T – PARENT COMPANY FINANCIAL DATA

The tables below present the parent company condensed balance sheets, statements of operations, and statements of cash flows for the periods indicated. Yadkin Financial Corporation is the parent company for its primary operating subsidiary, Yadkin Bank. For periods prior to the 2014 Mergers, parent company disclosures relate to Piedmont, the accounting acquirer in the 2014 Mergers.

Parent Company
Condensed Balance Sheets

	December 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$5,066	$2,825
Investment securities available for sale	379	1,069
Investment in subsidiaries	619,144	615,570
Deferred tax asset, net	—	650
Other assets	2,660	2,286
Total assets	$627,249	$622,400

Liabilities and Shareholders' Equity:
Long-term debt	$63,106	$62,481
Accrued interest payable and other liabilities	1,594	2,117
Total liabilities	64,700	64,598
Total shareholders' equity before non-controlling interests	562,549	557,802
Total liabilities and shareholders' equity	$627,249	$622,400

Parent Company
Condensed Statements of Operations

	Year ended December 31,
	2015	2014	2013
Income:
Dividends from subsidiaries	$40,108	$8,058	$—
Other income	105	54	—
Total income	40,213	8,112	—
Expense:
Interest expense	3,754	2,331	—
Other expenses	1,465	837	1,247
Total expenses	5,219	3,168	1,247
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	34,994	4,944	(1,247)
Income tax benefit	1,744	5,647	—
Income (loss) before equity in undistributed earnings of subsidiaries	36,738	10,591	(1,247)
Equity in undistributed earnings of subsidiaries	7,889	11,114	7,120
Net income	44,627	21,705	5,873
Dividends on preferred stock	822	1,269	—
Net income attributable to non-controlling interests	—	2,466	3,470
Net income available to common shareholders	$43,805	$17,970	$2,403

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Parent Company
Condensed Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$44,627	$21,705	$5,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(1,744)	(5,647)	—
Equity in undistributed earnings of subsidiaries	(7,889)	(11,114)	(7,120)
Net change in other assets	1,543	258	346
Net change in interest payable and other liabilities	(524)	(281)	(801)
Other, net	791	419	280
Net cash provided by (used in) operating activities	36,804	5,340	(1,422)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	640	13	—
Purchases of cash flow hedges	—	(1,278)	—
Investment in subsidiaries	—	(323)	—
Proceeds from repayment of investment in subsidiaries	—	6,014	2,000
Net cash from business combinations	—	4,388	—
Net cash provided by investing activities	640	8,814	2,000

Cash flows from financing activities:
Proceeds from exercise of stock options	346	5	—
Repurchase of common stock	—	(886)	—
Repurchase of preferred stock	(28,405)	—	—
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	—	(9,810)	—
Dividends paid on preferred and common stock	(7,144)	(1,269)	—
Net cash used in financing activities	(35,203)	(11,960)	—

Net change in cash and cash equivalents	2,241	2,194	578
Cash and cash equivalents, beginning of period	2,825	631	53
Cash and cash equivalents, end of period	$5,066	$2,825	$631

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined by 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls over financial reporting factors that could materially affect these controls during the three-month period ended December 31, 2015.

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

Yadkin's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that assessment, Yadkin's management believes that, as of December 31, 2015, Yadkin's internal control over financial reporting is effective based on those criteria.

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

Yadkin's independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 114.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation

We have audited Yadkin Financial Corporation (the Company)’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Yadkin Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Financial Corporation as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated March 10, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 10, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive, financial and accounting officers and employees. The Code of Business Conduct and Ethics is available at http://www.yadkinbank.com.

The remaining information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related shareholder matters required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our annual meeting of shareholders to be held in 2016.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013

(v)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013

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

YADKIN FINANCIAL CORPORATION

Date:	March 11, 2016	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott M. Custer	March 11, 2016
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Terry S. Earley	March 11, 2016
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph H. Towell	March 11, 2016
Joseph H. Towell, Chairman of the Board of Directors

/s/ J. Adam Abram	March 11, 2016
J. Adam Abram, Director

/s/ Michael S. Albert	March 11, 2016
Michael S. Albert, Director

/s/ David S. Brody	March 11, 2016
David S. Brody, Director

/s/ Harry M. Davis	March 11, 2016
Harry M. Davis, Director

/s/ Barry Z. Dodson	March 11, 2016
Barry Z. Dodson, Director

/s/ Thomas J. Hall	March 11, 2016
Thomas J. Hall, Director

/s/ Thierry Ho	March 11, 2016
Thierry Ho, Director

/s/ Steven J. Lerner	March 11, 2016
Steven J. Lerner, Director

/s/ Michael S. Patterson	March 11, 2016
Michael S. Patterson, Director

/s/ Mary E. Rittling	March 11, 2016
Mary E. Rittling, Director

/s/ Harry C. Spell	March 11, 2016
Harry C. Spell, Director

/s/ Richard A. Urquhart, III	March 11, 2016
Richard A. Urquhart, III, Director

/s/ Nicolas D. Zerbib	March 11, 2016
Nicolas D. Zerbib, Director

Item 6. Exhibits

Exhibit No.	Description

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 1, 2016)

4.1	Form of certificate of Voting Common Stock (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 4, 2014).

10.1
Confidential Severance Agreement and Release of Claims between Wm. Mark DeMarcus and Yadkin Bank dated January 31, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on November 6, 2015).

10.2
Severance Agreement and Release of Claims between Joseph H. Towell and Yadkin Bank dated June 29, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 2, 2015).

10.3
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

10.6
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

10.8
Employment Agreement by and among Yadkin Financial Corporation, Yadkin Bank, and Edwin H. Shuford dated April 23, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2014).*

10.9	Loan Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2014)

Exhibit No.	Description

10.10	Promissory Note dated as of July 2, 2014 issued by VantageSouth Bancshares, Inc. to NexBank SSB (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 7, 2014)

10.11
Pledge and Security Agreement dated as of July 2, 2014 by and between VantageSouth Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 7, 2014)

10.12
Form of Phantom Equity Plan of Piedmont Community Bank Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on March 26, 2014).*

10.13
VSB 2006 Omnibus Stock Ownership and Long Term Incentive Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.1 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 11, 2006 (Registration Statement No. 333-136522)).*

10.14
PCCB Incentive Stock Option Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.1 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on September 11, 2006 (Registration Statement No. 333-137235)).*

10.15
PCCB Non-Statutory Stock Option Plan, as Assumed by Yadkin Financial Corporation (incorporated by reference to Exhibit 99.2 of VantageSouth Bancshares, Inc.’s Registration Statement on Form S-8, filed with the SEC on September 11, 2006 (Registration Statement No. 333-137235)).

10.16
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