Form 10-Q
period 2016-03-31
YADKIN FINANCIAL Corp
filed 2016-05-06
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended March 31, 2016

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 50,840,448 shares of Voting Common Stock and 654,997 shares of Non-Voting Common Stock outstanding as of May 5, 2016.

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2016 and December 31, 2015

(Dollars in thousands, except share data)	March 31, 2016	December 31, 2015*
Assets
Cash and due from banks	$67,923	$60,783
Interest-earning deposits with banks	42,892	50,885
Federal funds sold	—	250
Investment securities available for sale, at fair value	1,103,444	689,132
Investment securities held to maturity	39,071	39,182
Loans held for sale	53,820	47,287
Loans	5,208,752	3,076,544
Allowance for loan losses	(10,231)	(9,769)
Net loans	5,198,521	3,066,775
Purchased accounts receivable	57,175	52,688
Federal Home Loan Bank stock, at cost	41,851	24,844
Premises and equipment, net	119,244	73,739
Bank-owned life insurance	141,170	78,863
Foreclosed assets	18,435	15,346
Deferred tax asset, net	79,342	55,607
Goodwill	337,711	152,152
Other intangible assets, net	32,416	13,579
Accrued interest receivable and other assets	87,995	53,032
Total assets	$7,421,010	$4,474,144

Liabilities
Deposits:
Non-interest demand	$1,151,128	$744,053
Interest-bearing demand	1,158,417	523,719
Money market and savings	1,576,974	1,024,617
Time	1,463,193	1,017,908
Total deposits	5,349,712	3,310,297
Short-term borrowings	761,243	375,500
Long-term debt	198,320	194,967
Accrued interest payable and other liabilities	127,093	30,831
Total liabilities	6,436,368	3,911,595

Shareholders’ Equity
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,480,284 and 31,727,767 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	51,480	31,727
Common stock warrants	717	717
Additional paid-in capital	904,711	492,828
Retained earnings	33,621	44,794
Accumulated other comprehensive loss	(5,887)	(7,517)
Total shareholders' equity	984,642	562,549
Total liabilities and shareholders' equity	$7,421,010	$4,474,144
See accompanying Notes to Consolidated Financial Statements.

*	Derived from the audited consolidated financial statements included in the Company's 2015 Annual Report on Form 10-K.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Ended March 31, 2016 and 2015

	Three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest income
Loans	$47,971	$39,796
Investment securities	6,113	3,996
Federal funds sold and interest-earning deposits	103	50
Total interest income	54,187	43,842
Interest expense
Deposits	3,467	2,889
Short-term borrowings	808	289
Long-term debt	1,867	1,488
Total interest expense	6,142	4,666
Net interest income	48,045	39,176
Provision for loan losses	1,875	961
Net interest income after provision for loan losses	46,170	38,215
Non-interest income
Service charges and fees on deposit accounts	4,212	3,253
Government-guaranteed lending	3,072	2,873
Mortgage banking	1,623	1,322
Bank-owned life insurance	552	472
Gain on sales of available for sale securities	130	1
Other	1,765	918
Total non-interest income	11,354	8,839
Non-interest expense
Salaries and employee benefits	18,040	15,202
Occupancy and equipment	5,535	4,799
Data processing	2,140	1,888
FDIC deposit insurance premiums	821	714
Professional services	1,108	1,092
Foreclosed asset expenses, net	311	188
Loan, collection, and repossession expense	1,133	936
Merger and conversion costs	10,335	220
Restructuring charges	21	907
Amortization of other intangible assets	1,053	815
Other	4,307	4,197
Total non-interest expense	44,804	30,958
Income before income taxes	12,720	16,096
Income tax expense	4,920	5,846
Net income	7,800	10,250
Dividends on preferred stock	—	639
Net income available to common shareholders	$7,800	$9,611

Net income per common share
Basic	$0.20	$0.30
Diluted	0.20	0.30

Weighted average common shares outstanding
Basic	38,102,926	31,606,909
Diluted	38,194,964	31,608,928

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Net income	$7,800	$10,250
Other comprehensive income (loss):
Securities available for sale:
Unrealized net gains on available for sale securities	7,275	4,322
Tax effect	(2,766)	(1,547)
Reclassification of (gains) on sales of securities	(130)	(1)
Tax effect	49	—
Net of tax amount	4,428	2,774
Cash flow hedges:
Unrealized net losses on cash flow hedges	(4,596)	(4,163)
Tax effect	1,728	1,605
Reclassification of amounts into interest expense from termination of interest rate swaps	112	—
Tax effect	(42)	—
Net of tax amount	(2,798)	(2,558)
Total other comprehensive income	1,630	216
Comprehensive income	$9,430	$10,466

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance as of December 31, 2014	—	$—	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802
Net income	—	—	—	—	—	—	10,250	—	10,250
Other comprehensive income	—	—	—	—	—	—	—	216	216
Stock-based compensation	—	—	—	—	—	70	—	—	70
Stock options exercised	—		9,871	10	—	110	—	—	120
Dividends paid on preferred stock	—		—	—	—	—	(639)	—	(639)
Balance as of March 31, 2015	—	$—	31,609,021	$31,609	$717	$492,194	$16,922	$(2,028)	$567,819

Balance as of December 31, 2015	—	$—	31,726,767	$31,727	$717	$492,828	$44,794	$(7,517)	$562,549
Net income	—	—	—	—	—	—	7,800	—	7,800
Other comprehensive income	—	—	—	—	—	—	—	1,630	1,630
Restricted stock grants	—	—	100,000	100	—	(100)	—	—	—
Restricted stock forfeiture	—	—	(10,000)	(10)	—	10	—	—	—
Stock-based compensation	—	—	—	—	—	202	—	—	202
Stock options exercised	—	—	12,000	12	—	86	—	—	98
Acquisition of NewBridge Bancorp	—	—	19,605,374	19,605	—	411,731	—	—	431,336
Shares issued for restricted stock units	—	—	46,143	46	—	(46)	—	—	—
Dividends paid on common stock	—	—	—	—	—	—	(18,973)	—	(18,973)
Balance as of March 31, 2016	—	$—	51,480,284	$51,480	$717	$904,711	$33,621	$(5,887)	$984,642

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$7,800	$10,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	202	70
Provision for loan losses	1,875	961
Accretion of acquisition discount on purchased loans	(5,712)	(6,552)
Depreciation	1,773	1,564
Amortization of core deposit intangible	1,053	815
Amortization of acquisition premium on time deposits	(553)	(1,033)
Net accretion of acquisition discount on long-term debt	119	211
Gain on mortgage loan commitments	(717)	(294)
Gain on sales of loans held for sale	(4,242)	(3,594)
Originations of loans held for sale	(93,595)	(82,441)
Proceeds from sales of loans held for sale	104,965	73,918
Increase in cash surrender value of bank-owned life insurance	(560)	(472)
Deferred income taxes	7,328	5,846
Change in deferred tax valuation allowance	205	—
Gain on sales of available for sale securities	(130)	(1)
Net amortization of premiums on available for sale securities	1,186	1,345
Net (gain) loss on disposal of foreclosed assets	(136)	(58)
Valuation adjustments on foreclosed assets	—	166
Change in assets and liabilities:
Decrease in accrued interest receivable	1,014	121
Increase in other assets	(5,368)	(6,260)
Decrease in accrued interest payable	(1,150)	(692)
Increase (decrease) in other liabilities	4,396	(2,127)
Net cash provided by (used in) operating activities	19,753	(8,257)
Cash flows from investing activities
Purchases of investment securities available for sale	(92,570)	—
Proceeds from maturities and repayments of investment securities available for sale	36,080	17,181
Proceeds from sales of investment securities available for sale	142,489	197
Loan originations and principal collections, net	(70,020)	(9,897)
Net cash received in business combinations	45,143	—
Purchases of trade accounts receivable, net	(4,487)	(17,308)
Purchases of premises and equipment	(264)	(484)
Disposals of premises and equipment	766	616
Proceeds from disposal of foreclosed assets	1,535	718
Purchases of Federal Home Loan Bank stock	4,570	(778)
Net cash used in (provided by) investing activities	63,242	(9,755)
Cash flows from financing activities
Net increase in deposits	49,859	(37,156)
Net change in short-term borrowings	(104,592)	57,500
Repayments of long-term debt obligations	(10,490)	(25,676)
Proceeds from exercise of stock options	98	120
Dividends paid on preferred stock	—	(639)
Dividends paid on common stock	(18,973)	—
Net cash used in financing activities	(84,098)	(5,851)
Net change in cash and cash equivalents	(1,103)	(23,863)
Cash and cash equivalents, beginning of period	111,918	132,365
Cash and cash equivalents, end of period	$110,815	$108,502

	Three months ended March 31,
(Dollars in thousands)	2016	2015

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$6,935	$6,180
Income taxes	2,600	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$3,247	$362
Change in fair value of securities available for sale, net of tax	4,428	2,774
Change in fair value of cash flow hedge, net of tax	(2,798)	(2,558)
Acquisition:
Assets acquired (excluding goodwill)	$2,780,389	$—
Liabilities assumed	2,534,612	—
Purchase price	431,336	—
Goodwill recorded	185,559	—

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Yadkin Financial Corporation (the "Company" or "Yadkin") and its wholly-owned subsidiary, Yadkin Bank. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). They do not include all of the information and footnotes required by such accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company's 2015 Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recently Adopted and Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to Stock Compensation. The new guidance eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In March 2016, the FASB issued new guidance related to Derivatives and Hedging. The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is used to determine whether the embedded derivative should be separated from the host contract and accounted for separately as a derivative. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing four-step decision sequence. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In January 2016, the FASB issued new guidance related to the Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance addresses the recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In September 2015, the FASB issued new guidance related to Business Combinations. The new guidance requires acquirers to recognize adjustments to provisional amounts (that are identified during the measurement period) in the reporting period in which the adjustment amounts are determined. The new guidance also requires such amounts to be disclosed in the consolidated financial statements. The Company early-adopted this guidance effective September 30, 2015. The adoption of this guidance was not material to the consolidated financial statements.

In May 2015, the FASB issued new guidance related to Fair Value Measurement. The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

expedient. This guidance became effective for interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued new guidance related to Debt Issuance Costs. The new guidance requires a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This guidance became effective for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. As of March 31, 2016, the Company had $568 of debt issuance costs that were included in long-term debt.

In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for periods beginning after December 15, 2017. Early adoption is permitted. The Company continues to evaluate the potential impact of this guidance on its consolidated financial statements.

NOTE B – PER SHARE RESULTS

Basic and diluted net income per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the dilutive impact of restricted stock as well as the potential dilution that could occur if dilutive common stock options and common stock warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three months ended March 31,
	2016	2015

Weighted average number of common shares	38,102,926	31,606,909
Dilutive effect of stock options, stock warrants and restricted stock	92,038	2,019
Weighted average number of common shares and dilutive potential common shares	38,194,964	31,608,928

Anti-dilutive stock options	44,078	45,538
Anti-dilutive stock warrants	—	91,178

NOTE C – MERGERS AND ACQUISITIONS

Acquisition of NewBridge Bancorp

On March 1, 2016, the Company completed its acquisition of NewBridge Bancorp (“NewBridge”), pursuant to an Agreement and Plan of Merger, dated October 12, 2015 (the “NewBridge Merger Agreement”). Pursuant to the NewBridge Merger Agreement, each share of NewBridge Class A common stock and Class B common stock was converted into the right to receive 0.50 shares of the common stock of the Company (the "NewBridge Merger"). Based on the Company's stock price at the closing date of the NewBridge Merger, purchase consideration totaled $431,336. Immediately following the merger of NewBridge into Yadkin, NewBridge Bank, a North Carolina-chartered commercial bank, merged with and into Yadkin Bank, with Yadkin Bank surviving such merger.

The NewBridge Merger was accounted for under the acquisition method of accounting with Yadkin as the legal and accounting acquirer and NewBridge as the legal and accounting acquiree. The assets and liabilities of NewBridge have been recorded at their estimated fair values and added to those of Yadkin for periods following the merger date. The Company may refine its valuations of acquired NewBridge assets and liabilities for up to one year following the merger date. The NewBridge Merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the NewBridge Merger may not be comparable to financial results prior to the merger.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The purchase price is calculated based on the number of Yadkin shares issued multiplied by the share price as shown in the following table. The purchase price also includes cash paid to NewBridge shareholders in lieu of fractional shares as well as the value of stock-base compensation awards assumed on the merger date.

	Purchase Price Calculation

Number of shares of Yadkin common stock issued to NewBridge shareholders	19,605,374
Closing price of Yadkin common stock on February 29, 2016	$21.65
Value of shares of Yadkin common stock issued to NewBridge shareholders		$424,456
Cash paid in lieu of fractional shares		27
Stock-based compensation awards assumed from NewBridge:
Restricted stock		2,455
Stock options		4,398
Total purchase price		$431,336

The following table presents the NewBridge assets acquired and liabilities assumed as of March 1, 2016 as well as the related purchase price allocation and calculation of the residual goodwill.

	As Reported by NewBridge	Initial Fair Value Adjustments		As Reported by Yadkin
Assets:
Cash and cash equivalents	$45,143	$—		$45,143
Investment securities	443,535	(1,948)	(a)	441,587
Loans	2,087,331	(26,195)	(b)	2,061,136
Allowance for loan losses	(21,100)	21,100	(c)	—
Loans held for sale	13,661	—		13,661
Federal Home Loan Bank stock, at cost	21,577	—		21,577
Premises and equipment, net	43,408	4,371	(d)	47,779
Bank owned life insurance	61,747	—		61,747
Foreclosed assets	1,241	—		1,241
Deferred tax asset, net	30,014	(3,490)	(e)	26,524
Other intangibles, net	3,506	16,384	(f)	19,890
Other assets	40,375	(271)	(g)	40,104
Total assets	2,770,438	9,951		2,780,389
Liabilities:
Deposits	1,990,247	(138)	(h)	1,990,109
Short-term borrowings	471,800	535	(i)	472,335
Long-term debt	41,049	(9,325)	(j)	31,724
Other liabilities	34,461	5,983	(k)	40,444
Total liabilities	2,537,557	(2,945)		2,534,612
Net assets acquired	232,881	12,896		245,777
Purchase price				431,336
Goodwill				$185,559	(l)

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflects fair value discount of $32,589 on the loan portfolio, reversal of $3,450 in net deferred loan costs, and reversal of $9,844 in previously-existing fair value discount recognized by NewBridge in prior acquisitions. The fair value discount was calculated by forecasting cash flows over the expected remaining life of each loan and discounting those cash flows to present value using current market rates for similar loans. Forecasted cash flows include an estimate of lifetime credit losses on the loan portfolio.
(c) Adjustment reflects the elimination of NewBridge's historical allowance for loan losses of $21,100.
(d) Adjustment reflects fair value adjustments on acquired branch and administrative offices.
(e) Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f) Adjustment reflects the fair value of the acquired core deposit intangible, net of the reversal of core deposit intangible recorded by NewBridge in prior acquisitions.
(g) Adjustment reflects the impact of fair value adjustments on other assets, which include adjustments related to the elimination of accrued interest on purchased credit-impaired loans, recognition of a servicing asset related to U.S. Small Business Association ("SBA") loans, and termination of certain derivative contracts.
(h) Adjustment reflects the fair value premium on time deposits, which was calculated by discounting future contractual interest payments at a current market interest rate.
(i) Adjustments reflect the fair value adjustments for a short-term repurchase obligation and Federal Home Loan Bank ("FHLB") advances. The repurchase obligation was valued by discounting future contractual interest payments at a current market interest rate for a similar

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

instrument. For FHLB advances, the fair value was calculated by reference to the acquisition date prepayment penalty the FHLB would charge to terminate the advance.
(j) Adjustments reflect fair value adjustments for subordinated debt obligations and junior subordinated debentures related to trust preferred securities outstanding at the acquisition date.
(k) Adjustments reflect compensation obligations, reserve for unfunded commitments, benefit costs for merger-related obligations, and miscellaneous other accrued liabilities.
(l) Goodwill represents the excess of the purchase price over the fair value of acquired net assets.

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the NewBridge Merger had occurred at the beginning of the earliest period presented, which was January 1, 2015. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Three Months Ended March 31,
	2016	2015

Net interest income	$63,355	$62,129
Net income (a)	15,447	5,547
Net income available to common shareholders (a)	15,447	4,908
Basic income per common share (a)	0.30	0.10
Diluted income per common share (a)	0.30	0.10
Weighted average basic common shares outstanding	51,179,710	50,529,046
Weighted average diluted common shares outstanding	51,271,748	50,775,849

(a) For purposes of the supplemental pro forma information, merger-related expenses of $10,335 that are reflected in the Company's first quarter 2016 consolidated financial statements and $3,532 of merger-related expenses that were recorded by NewBridge prior to the merger date were reflected in the pro forma presentation for the first quarter of 2015. These pro forma merger-related expenses include $6,659 of professional fees paid for investment banking, legal and accounting services, $4,919 of personnel-related expenses, $1,414 of facility and equipment-related expenses, and $874 of other miscellaneous expenses related to the NewBridge Merger.

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$71,882	$33	$3	$71,912
SBA-guaranteed securities	12,452	119	2	12,569
Mortgage-backed securities issued by GSEs	571,851	3,534	1,698	573,687
Municipal bonds	110,458	1,199	32	111,625
Corporate bonds	244,781	570	881	244,470
Collateralized loan obligations	50,516	—	436	50,080
Non-agency CMBS	26,382	37	—	26,419
Certificates of deposit	1,242	—	—	1,242
Equity securities	12,114	125	799	11,440
Total securities available for sale	$1,101,678	$5,617	$3,851	$1,103,444

Securities held to maturity:
Municipal bonds	$39,071	$1,611	$—	$40,682

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$5,980	$3	$1	$5,982
SBA-guaranteed securities	12,114	74	12	12,176
Mortgage-backed securities issued by GSEs	440,654	887	5,916	435,625
Municipal bonds	55,402	504	106	55,800
Corporate bonds	123,669	551	688	123,532
Collateralized loan obligations	50,538	—	55	50,483
Non-agency RMBS	3,528	144	9	3,663
Certificates of deposit	245	—	—	245
Equity securities	2,381	33	788	1,626
Total securities available for sale	$694,511	$2,196	$7,575	$689,132

Securities held to maturity:
Municipal bonds	$39,182	$1,318	$—	$40,500

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Securities available for sale:
GSE obligations	$60,834	$3	$—	$—	$60,834	$3
SBA-guaranteed securities	1,503	2	—	—	1,503	2
Mortgage-backed securities issued by GSEs	108,506	620	101,252	1,078	209,758	1,698
Municipal bonds	2,158	32	—	—	2,158	32
Corporate bonds	81,744	681	8,583	200	90,327	881
Collateralized loan obligations	50,080	436	—	—	50,080	436
Equity securities	1,399	799	—	—	1,399	799
Total temporarily impaired AFS securities	$306,224	$2,573	$109,835	$1,278	$416,059	$3,851

December 31, 2015
Securities available for sale:
GSE obligations	$999	$1	$—	$—	$999	$1
SBA-guaranteed securities	5,043	12	0	0	5,043	12
Mortgage-backed securities issued by GSEs	208,620	2,453	117,144	3,463	325,764	5,916
Municipal bonds	8,995	106	—	—	8,995	106
Corporate bonds	43,110	577	3,697	111	46,807	688
Collateralized loan obligations	45,471	55	—	—	45,471	55
Non-agency RMBS	—	—	901	9	901	9
Equity securities	1,411	788	—	—	1,411	788
Total temporarily impaired AFS securities	$313,649	$3,992	$121,742	$3,583	$435,391	$7,575

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below summarizes the number of investment securities in an unrealized loss position.

	March 31, 2016	December 31, 2015

Securities available for sale:
SBA-guaranteed securities	1	1
GSE obligations	17	1
Mortgage-backed securities issued by GSEs	54	83
Municipal bonds	3	9
Corporate bonds	24	15
Collateralized loan obligations	9	8
Non-agency RMBS	—	1
Equity securities	3	3
Total number of investment securities in an unrealized loss position	111	121

As of March 31, 2016, 36 securities had been in an unrealized loss position for more than a twelve month period. The Company had $200 thousand in gross unrealized losses on two corporate bonds that had been in unrealized loss positions for more than twelve months as of March 31, 2016. These were the only securities in loss positions for this period of time that were not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for these corporate issuers, the Company does not believe the unrealized losses on these bonds were due to credit events.

The securities in an unrealized loss position as of March 31, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of March 31, 2016 and December 31, 2015, investment securities with carrying values of $395,756 and $279,953, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$90,454	$90,748	$66,591	$67,163
Due after one year through five years	461,701	462,820	291,298	289,525
Due after five years through ten years	474,654	474,742	309,625	306,420
Due after ten years	62,755	63,694	24,616	24,398
Equity securities	12,114	11,440	2,381	1,626
	$1,101,678	$1,103,444	$694,511	$689,132
Securities held to maturity:
Due after one year through five years	$31,300	$32,334	$31,421	$32,272
Due after five years through ten years	4,061	4,265	4,072	4,229
Due after ten years	3,710	4,083	3,689	3,999
	$39,071	$40,682	$39,182	$40,500

The following table summarizes securities gains for the periods presented.

	Three months ended March 31,
	2016	2015

Gross gains on sales of securities available for sale	$194	$1
Gross losses on sales of securities available for sale	(64)	—
Total securities gains	$130	$1

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	March 31, 2016	December 31, 2015
Commercial:
Commercial real estate	$2,369,318	$1,451,176
Commercial and industrial	828,063	553,121
Construction and development	380,247	345,304
Consumer:
Residential real estate	726,590	343,648
Construction and development	289,295	46,263
Home equity	538,524	277,900
Other consumer	77,927	60,244
Gross loans	5,209,964	3,077,656
Less:
Deferred loan fees	(1,212)	(1,112)
Allowance for loan losses	(10,231)	(9,769)
Net loans	$5,198,521	$3,066,775

As of March 31, 2016 and December 31, 2015, loans with a recorded investment of $1,834,110 and $948,433, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered purchased credit-impaired ("PCI") loans. The following table relates to NewBridge PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the merger date.

NewBridge Merger on March 1, 2016

Contractually required payments	$124,808
Nonaccretable difference	(14,878)
Cash flows expected to be collected at acquisition	109,930
Accretable yield	(13,995)
Fair value of PCI loans at acquisition	$95,935

The following table summarizes changes in accretable yield, or income expected to be collected, related to all of the Company's PCI loans for the periods presented.

	Three months ended March 31,
	2016	2015

Balance, beginning of period	$22,309	$25,181
Additions resulting from acquisitions	13,995	—
Accretion of income	(3,295)	(3,628)
Reclassifications from nonaccretable difference	713	1,554
Other, net	844	3,257
Balance, end of period	$34,566	$26,364

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $251,286 and $160,500 as of March 31, 2016 and December 31, 2015, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan. The following table relates to acquired NewBridge purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the merger date.

NewBridge Merger on March 1, 2016

Contractually required payments	$2,257,195
Fair value of acquired loans at acquisition	1,965,201
Contractual cash flows not expected to be collected	26,370

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total

Three months ended March 31, 2016
Beginning balance	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769
Charge-offs	(81)	(961)	(17)	(160)	—	(197)	(217)	(1,633)
Recoveries	4	4	11	182	—	—	19	220
Provision for loan losses	(148)	1,798	(67)	(288)	19	333	228	1,875
Ending balance	$3,457	$3,272	$793	$991	$256	$1,019	$443	$10,231

Three months ended March 31, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(99)	(369)	(16)	(10)	—	(135)	(136)	(765)
Recoveries	5	136	5	24	27	41	33	271
Provision for loan losses	252	295	52	—	(8)	254	116	961
Ending balance	$2,954	$1,336	$1,732	$1,251	$213	$706	$92	$8,284

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	March 31, 2016
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$350	$15	$—	$58	$—	$—	$—	$423
Collectively evaluated for impairment	2,706	3,246	780	800	253	823	422	9,030
Purchased credit-impaired	401	11	13	133	3	196	21	778
Total	$3,457	$3,272	$793	$991	$256	$1,019	$443	$10,231

Loans:
Ending balance:
Individually evaluated for impairment	$8,511	$2,302	$234	$1,681	$—	$—	$—	$12,728
Collectively evaluated for impairment	2,262,642	804,626	365,347	658,216	286,362	519,707	77,129	4,974,029
Purchased credit-impaired	98,165	21,135	14,666	66,693	2,933	18,817	798	223,207
Total	$2,369,318	$828,063	$380,247	$726,590	$289,295	$538,524	$77,927	$5,209,964

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

For non-PCI loans, the evaluation of the adequacy of the allowance for loan losses ("ALLL") includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. For loans evaluated collectively for impairment, loans are grouped based on common risk characteristics which include loan type and risk grade. Historical loss rates are calculated based on the historical probability of default ("PD") and loss given default ("LGD") for each loan grouping. PDs represent the likelihood that a loan will default within a one year period of time, and LGDs represent the estimated magnitude of loss the Company will incur if a loan defaults. A loan is considered to be in default if it becomes 90 days or more past due, meets the criteria for nonaccrual status, or incurs a charge-off. Historical loss rates are developed with four years of trailing default and loss data. These historical loss rates are then combined with certain qualitative factors to determine ALLL reserve rates for each loan grouping. Qualitative factors include consideration of certain internal and external factors, such as loan delinquency levels and trends, loan growth, loan portfolio composition and concentrations, local and national economic conditions, the loan review function, and other factors management deems relevant to the ALLL calculation.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Non-PCI Loans
Commercial:
Real estate	$2,221,438	$28,031	$21,684	$—	$2,271,153
Commercial and industrial	776,040	19,786	11,102	—	806,928
Construction and development	359,801	4,468	1,312	—	365,581
Consumer:
Residential real estate	646,162	6,655	7,080	—	659,897
Construction and development	283,260	3,102	—	—	286,362
Home equity	510,160	4,006	5,541	—	519,707
Other consumer	76,276	292	561	—	77,129
Total	$4,873,137	$66,340	$47,280	$—	$4,986,757

PCI Loans
Commercial:
Real estate	$32,560	$44,941	$20,664	$—	$98,165
Commercial and industrial	7,871	2,489	10,770	5	21,135
Construction and development	6,202	3,160	5,304	—	14,666
Consumer:
Residential real estate	45,124	10,711	10,858	—	66,693
Construction and development	640	273	1,992	28	2,933
Home equity	14,801	2,198	1,687	131	18,817
Other consumer	552	194	52	—	798
Total	$107,750	$63,966	$51,327	$164	$223,207

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$1,308,789	$32,525	$22,112	$—	$1,363,426
Commercial and industrial	523,643	5,436	14,229	—	543,308
Construction and development	326,979	3,298	560	54	330,891
Consumer:
Residential real estate	305,046	5,682	7,852	—	318,580
Construction and development	43,274	666	1,107	—	45,047
Home equity	265,128	4,442	4,809	—	274,379
Other consumer	59,273	233	477	—	59,983
Total	$2,832,132	$52,282	$51,146	$54	$2,935,614

PCI Loans
Commercial:
Real estate	$40,805	$29,889	$17,056	$—	$87,750
Commercial and industrial	7,913	630	1,270	—	9,813
Construction and development	5,975	3,022	5,416	—	14,413
Consumer:
Residential real estate	11,158	7,134	6,776	—	25,068
Construction and development	314	328	574	—	1,216
Home equity	264	2,016	1,059	182	3,521
Other consumer	8	200	53	—	261
Total	$66,437	$43,219	$32,204	$182	$142,042

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
March 31, 2016
Non-PCI Loans
Commercial:
Real estate	$8,548	$4,901	$13,449	$2,257,704	$2,271,153
Commercial and industrial	7,452	7,016	14,468	792,460	806,928
Construction and development	559	872	1,431	364,150	365,581
Consumer:
Residential real estate	6,953	3,174	10,127	649,770	659,897
Construction and development	685	—	685	285,677	286,362
Home equity	6,214	1,980	8,194	511,513	519,707
Other consumer	816	365	1,181	75,948	77,129
Total	$31,227	$18,308	$49,535	$4,937,222	$4,986,757

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$3,205	$4,503	$7,708	$1,355,718	$1,363,426
Commercial and industrial	6,004	2,599	8,603	534,705	543,308
Construction and development	68	414	482	330,409	330,891
Consumer:
Residential real estate	7,625	2,876	10,501	308,079	318,580
Construction and development	1,495	946	2,441	42,606	45,047
Home equity	3,857	1,877	5,734	268,645	274,379
Other Consumer	1,015	208	1,223	58,760	59,983
Total	$23,269	$13,423	$36,692	$2,898,922	$2,935,614

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	March 31, 2016		December 31, 2015
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$8,412	$—	$6,130	$—
Commercial and industrial	8,756	50	4,126	552
Construction and development	1,062	—	468	—
Consumer:
Residential real estate	5,679	—	5,353	—
Construction and development	—	—	1,324	—
Home equity	3,641	—	3,245	—
Other consumer	431	86	548	—
Total	$27,981	$136	$21,194	$552

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans. This table excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
March 31, 2016
Non-PCI Loans
Commercial:
Commercial real estate	$4,781	$3,730	$8,511	$350	$9,415
Commercial and industrial	607	1,695	2,302	15	2,579
Construction and development	—	234	234	—	278
Consumer:
Residential real estate	992	689	1,681	58	2,278
Total	$6,380	$6,348	$12,728	$423	$14,550

December 31, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$1,262	$7,187	$8,449	$314	$8,515
Commercial and industrial	531	2,092	2,623	106	2,695
Construction and development	—	177	177	—	180
Consumer:
Residential real estate	1,465	2,085	3,550	—	3,568
Construction and development	—	417	417	—	417
Home equity	20	317	337	67	359
Total	$3,278	$12,275	$15,553	$487	$15,734

The following table provides the average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	Three months ended March 31,
	2016		2015
	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$8,480	$42	$8,072	$16
Commercial and industrial	2,463	4	2,613	1
Construction and development	206	—	889	—
Consumer:
Residential real estate	2,616	16	1,132	22
Home equity	169	—	390	—
Total	$14,143	$62	$13,096	$39

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	March 31, 2016		December 31, 2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,673	7	$4,684	7
Commercial and industrial	884	10	795	11
Commercial construction	175	2	177	2
Residential real estate	992	2	1,594	4
Home equity	—	—	20	1
Total	$6,724	21	$7,270	25

The following tables provide the number and recorded investment of TDRs modified during the periods presented.

	Three months ended March 31,
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$124	1	$—	—
Residential real estate	—	—	398	1
Total	$124	1	$398	$1

One TDR totaling $353 thousand was modified in the twelve months ended March 31, 2016 and subsequently defaulted during the three months ended March 31, 2016. No TDRs that were modified in the twelve months ended March 31, 2015 subsequently defaulted during the three months ended March 31, 2015. The Company does not generally forgive principal or unpaid interest when restructuring loans. Therefore, the recorded investment in TDRs during 2016 and 2015 did not change following the modifications.

NOTE F - PURCHASED ACCOUNTS RECEIVABLE

The Company invests in short-term trade accounts receivable, which are purchased on an exchange, using qualified intermediaries. These receivables have repayment terms of less than one year. Income from purchased accounts receivable, which is recorded in other non-interest income, totaled $168 and $119, respectively, in the three months ended March 31, 2016 and 2015.

Purchased accounts receivable include delinquent short-term receivables of $7,900 at March 31, 2016 that are due from a U.S. bioenergy company that produces ethanol, with the debt guaranteed by its Spanish parent company. The Spanish parent company commenced pre-insolvency proceedings in Spain during November, 2015. An involuntary bankruptcy petition was filed against the U.S. subsidiary in the District of Kansas on February 11, 2016. On February 24, 2016, a related U.S. subsidiary of the Spanish parent company filed a voluntary Chapter 11 bankruptcy petition in the Eastern District of Missouri, along with various affiliates, including the U.S. subsidiary, with joint administration requested. On February 29, 2016, the Kansas case for the U.S. subsidiary was converted to a voluntary Chapter 11 case, with venue transferred to the Eastern District of Missouri on March 1, 2016. On March 10, 2016, the Spanish parent company announced the basis of a debt restructuring agreement that, among other things, will give selected financial creditors of the Spanish parent a controlling stake in the company in return for a 70 percent reduction in the Spanish parent company’s outstanding debt as well as $2,000,000 in additional loans. Under governing law, the parent company needs to present a restructuring plan to a Spanish court to avoid insolvency proceedings. Any such transaction would also require approval of at least 75 percent of creditors. On March 28, 2016, creditors consented to a standstill agreement for seven months to give the company time to complete its restructuring. At this time, management lacks sufficient information to determine the extent of loss on the investment in purchased accounts receivable in the pending bankruptcy case for the U.S. subsidiary. Management similarly lacks sufficient information to determine the extent of recovery possible on the guarantee by the Spanish parent company. There was no contingency accrual related to this potential exposure as of March 31, 2016.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE G – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold. The unpaid principal balance of loans serviced for others was $584,440 and $563,802 as of March 31, 2016 and December 31, 2015, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $358 and $293, respectively, in the three months ended March 31, 2016 and 2015.

The following table summarizes MSR activity for the periods presented.

	Three months ended March 31,
	2016	2015

Balance at beginning of period before valuation allowance	$5,027	$4,284
Additions	367	395
Repayments	(84)	(129)
Amortization	(200)	(182)
Balance at end of period before valuation allowance	5,110	4,368
Valuation allowance at end of period	(53)	(255)
Balance at end of period after valuation allowance	$5,057	$4,113

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

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	March 31, 2016	December 31, 2015

Composition of mortgage loans serviced for others:
Fixed rate loans	99.90%	99.90%
Adjustable rate loans	0.10%	0.10%
Total	100.00%	100.00%

Weighted average life (years)	6.07	6.60
Prepayment speed	11.3%	9.98%
Discount rate	9.46%	9.66%
Effect on fair value due to change in interest rates:
+ 0.25%	$492	$421
+ 0.50%	864	660
- 0.25%	(536)	(599)
- 0.50%	(955)	(1,104)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $213,056 and $205,879 as of March 31, 2016 and December 31, 2015, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $524 and $371, respectively, in the three months ended March 31, 2016 and 2015.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended March 31,
	2016	2015

Balance at beginning of period	$4,485	$3,081
Fair value of SBA servicing assets acquired in NewBridge Merger	16	—
Additions	597	535
Amortization	(397)	(96)
Balance at end of period	$4,701	$3,520

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of March 31, 2016 or December 31, 2015.

NOTE H – COMMITMENTS AND CONTINGENCIES

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015

Lending commitments:
Commitments to extend credit	$1,468,090	$799,058
Commercial letters of credit	22,108	16,342
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	46,000	10,000

The reserve for unfunded commitments was $1,257 and $603 as of March 31, 2016 and December 31, 2015, respectively, which was recorded in other liabilities on the consolidated balance sheets.

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate

FHLB Advance Swap 1	$25,000	February 5, 2016	February 5, 2021	2.703%	3-Month LIBOR
FHLB Advance Swap 2	50,000	August 5, 2016	August 5, 2021	2.882	3-Month LIBOR
FHLB Advance Swap 3	25,000	October 5, 2017	October 5, 2027	2.540	3-Month LIBOR
FHLB Advance Swap 4	25,000	March 5, 2018	March 5, 2028	2.576	3-Month LIBOR
	$125,000

The following table provides information on a receive fixed interest rate swap that is being used to hedge certain floating rate loans. This interest rate swap is expected to be highly effective and is accounted for as a cash flow hedge with the change in fair value recognized in OCI. The purpose of this cash flow hedge is to reduce the Company's exposure to variability in interest receipts attributable to changes in one-month LIBOR, which is the index underlying the hedged floating rate loans.

Interest Rate Swap	Notional Amount	Effective Start Date	Maturity Date	Receive Fixed Rate	Pay Floating Rate

Loan Swap	$40,000	October 1, 2015	October 1, 2020	1.23%	1-Month LIBOR

In 2015, the Company terminated certain pay fixed interest rate swaps. For terminated interest rate swaps, the changes in fair value that were recorded in accumulated other comprehensive income ("AOCI") prior to termination will be amortized to yield over the period the hedged transactions impact earnings. The hedged transactions are currently outstanding and are expected to remain outstanding through the full original term of the interest rate swaps. The following table summarizes information regarding the terminated interest rate swaps.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Terminated Interest Rate Swap	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	Unamortized Pre-Tax Loss in AOCI as of March 31, 2016

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$68
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	68
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	70
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	774
Terminated Swap 5	25,000	October 1, 2014	August 31, 2017	October 7, 2015	156
Terminated Swap 6	25,000	October 16, 2014	August 16, 2018	October 7, 2015	345
	$150,000				$1,481

Interest Rate Caps

In previous years, the Company purchased interest rate caps that are being used to hedge a floating rate subordinated term loan and certain floating rate trust preferred securities ("TRUPs"). The underlying index for each debt instrument is three-month LIBOR. In the event that the underlying index rate exceeds the strike rate on the respective cap, the counterparty would pay the Company the difference between the underlying index and the strike rate.

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

		March 31, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Loans:
Receive fixed interest rate swap	Other assets	$40,000	$457	$—	$—
	Other liabilities	—	—	40,000	493

FHLB advances:
Interest rate swaps	Other liabilities	125,000	9,095	125,000	3,822

Subordinated term loan:
Interest rate cap	Other assets	7,500	29	7,500	61

TRUPs:
Interest rate caps	Other assets	43,000	197	43,000	482

Mortgage loan commitments:
Interest rate lock commitments	Other assets	56,842	1,125	30,313	408
Forward sale commitments	Other assets	—	—	52,862	106
	Other liabilities	78,238	117	—	—

Activity in AOCI related to cash flow hedges is presented in Note K. If a cash flow hedge ceases to be highly effective or is terminated, then the hedge is dedesignated, and effective changes in value that are recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings. If the transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.

The Company only transacts with derivative counterparties with strong credit standings and requires liquid collateral to secure credit exposure.

NOTE J – FAIR VALUE MEASUREMENTS

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

	Three months ended March 31,
	2016	2015

Level 3 AFS securities at beginning of period	$6,728	$11,290
Purchases	—	—
Sales, calls or maturities	—	—
Changes in unrealized gains and losses	(234)	90
Level 3 AFS securities at end of period	$6,494	$11,380

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

	Three months ended March 31,
	2016	2015

Interest rate lock commitments at beginning of period	$408	$342
Issuances	2,761	1,465
Settlements	(2,044)	(1,171)
Interest rate lock commitments at end of period	$1,125	$636

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

	Total	Level 1	Level 2	Level 3
March 31, 2016
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$71,912	$—	$71,912	$—
SBA-guaranteed securities	12,569	12,569	—	—
Mortgage-backed securities issued by GSE	573,687	—	573,687	—
Municipal bonds	111,625	—	110,509	1,116
Corporate bonds	244,470	2,477	236,615	5,378
Collateralized loan obligations	50,080	—	50,080	—
Non-agency CMBS	26,419	—	26,419	—
Certificates of deposit	1,242	1,242	—	—
Equity securities	11,440	11,440	—	—
SBA-guaranteed loans held for sale	27,017	—	27,017	—
SBA loans held for investment	40,630	—	40,630	—
Derivative assets	1,808	—	683	1,125
Derivative liabilities	9,212	—	9,212	—

Measured at fair value on a non-recurring basis:
Impaired loans	$12,305	$—	$—	$12,305
Foreclosed assets	18,435	—	—	18,435

	Total	Level 1	Level 2	Level 3
December 31, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$5,982	$—	$5,982	$—
SBA-guaranteed securities	12,176	12,176	—	—
Mortgage-backed securities issued by GSE	435,625	—	435,625	—
Municipal bonds	55,800	—	54,692	1,108
Corporate bonds	123,532	2,485	115,427	5,620
Non-agency RMBS	4,963	—	4,963	—
Non-agency CMBS	3,663	—	3,663	—
Certificates of deposit	245	245	—	—
Equity securities	1,626	1,626	—	—
SBA-guaranteed loans held for sale	23,664	—	23,664	—
SBA loans held for investment	20,423	—	20,423	—
Derivative assets	996	—	654	342
Derivative liabilities	4,376	—	4,376	—

Measured at fair value on a non-recurring basis:
Impaired loans	$15,066	$—	$—	$15,066
Foreclosed assets	15,346	—	—	15,346

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

				Fair Value
	Valuation Technique	Unobservable Input	Range	March 31, 2016	December 31, 2015
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$6,494	$5,620

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	1,125	342

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	12,305	15,066
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	18,435	15,346

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,815	$110,815	$110,815	$—	$—
Investment securities available for sale	1,103,444	1,103,444	27,728	1,069,222	6,494
Investment securities held to maturity	39,071	40,682	—	40,682	—
Loans held for sale	53,820	53,820	—	53,820	—
Loans, net	5,198,521	5,254,109	—	40,630	5,213,479
Purchased accounts receivable	57,175	57,175	—	57,175	—
Federal Home Loan Bank stock	41,851	41,851	—	41,851	—
Derivative assets	1,808	1,808	—	683	1,125
Accrued interest receivable	19,812	19,812	—	19,812	—

Financial liabilities:
Deposits	5,349,712	5,354,109	—	5,354,109	—
Short-term borrowings	761,243	761,243	—	—	761,243
Long-term debt	198,320	204,279	—	—	204,279
Derivative liabilities	9,212	9,212	—	9,212	—
Accrued interest payable	2,191	2,191	—	2,191	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$111,918	$111,918	$111,918	$—	$—
Investment securities available for sale	689,132	689,132	16,532	665,872	6,728
Investment securities held to maturity	39,182	40,500	—	40,500	—
Loans held for sale	47,287	47,287	—	47,287	—
Loans, net	3,066,775	3,092,461	—	23,664	3,068,797
Purchased accounts receivable	52,688	52,688	—	52,688	—
Federal Home Loan Bank stock	24,844	24,844	—	24,844	—
Derivative assets	996	996	—	588	408
Accrued interest receivable	12,695	12,695	—	12,695	—

Financial liabilities:
Deposits	3,310,297	3,310,306	—	3,310,306	—
Short-term borrowings	375,500	375,500	—	—	375,500
Long-term debt	194,967	198,928	—	—	198,928
Derivative liabilities	4,376	4,376	—	4,376	—
Accrued interest payable	2,550	2,550	—	2,550	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total

Balance at January 1, 2016	$(3,321)	$(4,196)	$(7,517)
Other comprehensive income (loss) before reclassifications	4,509	(2,868)	1,641
Reclassification of gains on AFS securities	(81)	—	(81)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	70	70
Net other comprehensive income (loss) during period	4,428	(2,798)	1,630
Balance at March 31, 2016	$1,107	$(6,994)	$(5,887)

Balance at January 1, 2015	$(1,185)	$(1,059)	$(2,244)
Other comprehensive income (loss) before reclassifications	2,775	(2,558)	217
Amounts reclassified for securities gains	(1)	—	(1)
Net other comprehensive income (loss) during period	2,774	(2,558)	216
Balance at March 31, 2015	$1,589	$(3,617)	$(2,028)

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Yadkin Financial Corporation (the “Company” or “Yadkin”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North-Carolina chartered commercial bank. Yadkin Bank provides banking, mortgage, investment and insurance services to businesses and consumers across the Carolinas.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three-month periods ended March 31, 2016 and 2015, as well as the financial condition of the Company as of March 31, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events in the first quarter of 2016:

•
On March 1, 2016, the Company completed its previously announced acquisition of NewBridge Bancorp and currently operates as the largest community bank based in North Carolina with $7.4 billion in total assets, $5.3 billion in deposits, and $985 million in shareholders' equity.

•	Net income available to common shareholders totaled $7.8 million, or $0.20 per diluted share, in Q1 2016 compared to $0.37 per diluted share in Q4 2015 and $0.30 per diluted share in Q1 2015.

•
Net operating earnings available to common shareholders, which excludes certain non-operating income and expenses, improved to $14.8 million, or $0.39 per diluted share, in Q1 2016 from $12.6 million, or $0.40 per diluted share, in Q4 2015 and $10.3 million, or $0.33 per diluted share, in Q1 2015.

•
Annualized net operating return on average tangible common equity was 13.14 percent in Q1 2016 compared to 13.14 percent in Q4 2015 and 11.94 in Q1 2015. Annualized net operating return on average assets was 1.09 percent in Q1 2016 compared to 1.14 percent in Q4 2015 and 1.04 percent in Q1 2015.

•	Operating efficiency, the ratio of operating expenses to total operating revenues, was 58.1 percent in Q1 2016 compared to 57.5 percent in Q4 2015 and 62.1 percent in Q1 2015.

•
Asset quality improved following the acquisition of NewBridge Bancorp, as nonperforming loans to total loans declined to 0.83 percent as of March 31, 2016 from 1.06 percent as of December 31, 2015 and 1.29 percent as of March 31, 2015.

Mergers and Acquisitions

Acquisition of NewBridge Bancorp

On March 1, 2016, the Company completed its acquisition of NewBridge Bancorp (“NewBridge”), pursuant to an Agreement and Plan of Merger, dated October 12, 2015 (the “NewBridge Merger Agreement”). Pursuant to the NewBridge Merger Agreement, each share of NewBridge Class A common stock and Class B common stock was converted into the right to receive 0.50 shares of the common stock of the Company (the "NewBridge Merger"). Based on the Company's stock price at the closing date of the NewBridge Merger, purchase consideration totaled $431.3 million. Immediately following the merger of NewBridge into Yadkin, NewBridge Bank, a North Carolina-chartered commercial bank, merged with and into Yadkin Bank, with Yadkin Bank surviving such merger.

The NewBridge Merger was accounted for under the acquisition method of accounting with Yadkin as the legal and accounting acquirer and NewBridge as the legal and accounting acquiree. The assets and liabilities of NewBridge have been recorded at their estimated fair values and added to those of Yadkin for periods following the merger date. The Company may refine its valuations of acquired NewBridge assets and liabilities for up to one year following the merger date.

The Company is currently the fourth largest bank headquartered in North Carolina and ranks first by North Carolina deposit market share among community banks. The Company now operates 110 full-service banking locations in its North Carolina and South Carolina banking network and has a significant presence in all major North Carolina markets, including Charlotte, the Raleigh-Durham-Chapel Hill Triangle, the Piedmont Triad, and Wilmington. The Company plans to complete systems integration in September 2016. The NewBridge Merger added $2.1 billion in loans, $2.0 billion in deposits, and resulted in significant changes across most balance sheet categories. Additionally, since the merger was effective on March 1, 2016, the Company's results of operations for the first quarter reflect the impact of NewBridge for only one month. As a result, the Company's first quarter 2016 financial results may not be comparable to financial results in prior periods.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings available to common shareholders; (ii) pre-tax, pre-provision operating earnings, (iii) operating non-interest income, (iv) operating non-interest expense, (v) operating efficiency ratio, (vi) taxable-equivalent net interest income, (vii) taxable-equivalent net interest margin, (viii) core net interest income, (ix) core net interest margin, (x) adjusted allowance for loan losses to loans; and (xi) tangible common equity, in its analysis of the Company's performance. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section below. The tangible common equity non-GAAP reconciliations, which include tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section below.

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

	Three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Operating Earnings
Net income	$7,800	$10,250
Securities gains	(130)	(1)
Merger and conversion costs	10,335	220
Restructuring charges	21	907
Income tax effect of adjustments	(3,217)	(431)
Net operating earnings (non-GAAP)	14,809	10,945
Dividends on preferred stock	—	639
Net operating earnings available to common shareholders (Non-GAAP)	$14,809	$10,306

Net operating earnings per common share:
Basic (Non-GAAP)	$0.39	$0.33
Diluted (Non-GAAP)	0.39	0.33

Pre-Tax, Pre-Provision Operating Earnings
Net income	$7,800	$10,250
Provision for loan losses	1,875	961
Income tax expense	4,920	5,846
Pre-tax, pre-provision income	14,595	17,057
Securities gains	(130)	(1)
Merger and conversion costs	10,335	220
Restructuring charges	21	907
Pre-tax, pre-provision operating earnings (Non-GAAP)	$24,821	$18,183

	Three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Operating Non-Interest Income
Non-interest income	$11,354	$8,839
Securities gains	(130)	(1)
Operating non-interest income (Non-GAAP)	$11,224	$8,838

Operating Non-Interest Expense
Non-interest expense	$44,804	$30,958
Merger and conversion costs	(10,335)	(220)
Restructuring charges	(21)	(907)
Operating non-interest expense (Non-GAAP)	$34,448	$29,831

Operating Efficiency Ratio
Efficiency ratio	75.43%	64.48%
Effect to adjust for securities gains	0.16	—
Effect to adjust for restructuring charges	(0.04)	(1.89)
Effect to adjust for merger and conversion costs	(17.43)	(0.46)
Operating efficiency ratio (Non-GAAP)	58.12%	62.13%

Taxable-Equivalent Net Interest Income
Net interest income	$48,045	$39,176
Taxable-equivalent adjustment	442	233
Taxable-equivalent net interest income (Non-GAAP)	$48,487	$39,409

Core Net Interest Income and Net Interest Margin (Annualized)
Taxable-equivalent net interest income (Non-GAAP)	$48,487	$39,409
Acquisition accounting amortization / accretion adjustments related to:
Loans	(3,565)	(4,451)
Deposits	(553)	(1,011)
Borrowings and debt	119	100
Income from issuer call of debt security	(165)	—
Core net interest income (Non-GAAP)	$44,323	$34,047

Divided by: average interest-earning assets	$4,812,350	$3,690,747
Taxable-equivalent net interest margin (Non-GAAP)	4.05%	4.33%
Core taxable-equivalent net interest margin (Non-GAAP)	3.70	3.74

Analysis of Results of Operations

Net income available to common shareholders was $7.8 million, or $0.20 per diluted common share, in the first quarter of 2016 compared to $9.6 million, or $0.30 per diluted common share, in the first quarter of 2015. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $14.8 million in the first quarter of 2016 from $10.3 million in the comparable period of 2015. Similarly, pre-tax, pre-provision operating earnings increased to $24.8 million in the first quarter of 2016 from $18.2 million in the same period of 2015.

Net Interest Income

Net interest income was $48.0 million in the first quarter of 2016, an increase from $39.2 million in the first quarter of 2015. This increase was due to the impact of earning assets acquired in the NewBridge Merger and organic loan growth. Net interest margin declined from 4.33 percent in the first quarter of 2015 to 4.05 percent in the first quarter of 2016, primarily due to lower-yielding acquired NewBridge loans. Core net interest margin, which excludes the impact of accretion income on net interest income, was 3.70 percent in the first quarter of 2016 compared to 3.74 percent in the first quarter of 2015.

Net accretion income on acquired loans totaled $3.6 million in the first quarter of 2016, which consisted of $1.1 million of net accretion on purchased credit-impaired (“PCI”) loans and $2.4 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first quarter of 2015 totaled $7.2 million, which included $1.3 million of net accretion on PCI loans and $5.9 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $767 thousand of accelerated accretion due to principal prepayments in the first quarter of 2016 compared to $906 thousand in the first quarter of 2015.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended March 31, 2016			Three months ended March 31, 2015
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$3,843,108	$48,065	5.03%	$2,924,287	$39,796	5.52%
Investment securities (2)	905,582	6,460	2.87	706,888	4,229	2.43
Federal funds and other	63,660	103	0.65	59,572	50	0.34
Total interest-earning assets	4,812,350	54,628	4.57%	3,690,747	44,075	4.84%
Goodwill	216,758			152,152
Other intangibles, net	20,032			16,359
Other non-interest-earning assets	437,297			391,489
Total assets	$5,486,437			$4,250,747

Liabilities and Equity
Interest-bearing demand	$741,589	303	0.16%	$470,919	160	0.14%
Money market and savings	1,202,797	776	0.26	1,003,156	716	0.29
Time	1,196,072	2,387	0.80	1,089,950	2,013	0.75
Total interest-bearing deposits	3,140,458	3,466	0.44	2,564,025	2,889	0.46
Short-term borrowings	475,267	808	0.68	288,000	289	0.41
Long-term debt	252,442	1,867	2.97	150,450	1,488	4.01
Total interest-bearing liabilities	3,868,167	6,141	0.64%	3,002,475	4,666	0.63%
Noninterest-bearing deposits	864,192			657,702
Other liabilities	43,786			26,425
Total liabilities	4,776,145			3,686,602
Shareholders’ equity	710,292			564,145
Total liabilities and shareholders' equity	$5,486,437			$4,250,747

Net interest income, taxable equivalent		$48,487			$39,409
Interest rate spread (3)			3.93%			4.21%
Tax equivalent net interest margin (4)			4.05%			4.33%

Percentage of average interest-earning assets to average interest-bearing liabilities			124.41%			122.92%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Investment securities include investments in FHLB stock. Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a 35.0 percent federal income tax rate and a 4.0 percent state income tax rate. The taxable-equivalent adjustment was $442 thousand and $233 thousand for the 2016 and 2015 periods, respectively.

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

	Change from Q1 2015 to Q1 2016 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$11,720	$(3,451)	$8,269
Investment securities	1,329	902	2,231
Federal funds and other interest-earning assets	3	50	53
Total interest-earning assets	13,052	(2,499)	10,553

Interest-bearing liabilities:
Interest-bearing demand	111	32	143
Money market and savings	133	(73)	60
Time deposits	210	164	374
Total interest-bearing deposits	454	123	577
Short-term borrowings	255	264	519
Long-term debt	827	(448)	379
Total interest-bearing liabilities	1,536	(61)	1,475
Change in net interest income, taxable equivalent	$11,516	$(2,438)	$9,078

Provision for Loan Losses

The following table summarizes the changes in the Company's ALLL for the quarters presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

1Q 2016:
Balance at January 1, 2016	$8,447	$1,322	$9,769
Net charge-offs	(1,413)	—	(1,413)
Provision for loan losses	2,419	(544)	1,875
Balance at March 31, 2016	$9,453	$778	$10,231

1Q 2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(494)	—	(494)
Provision for loan losses	882	79	961
Balance at March 31, 2015	$6,907	$1,377	$8,284

Provision for loan losses was $1.9 million in the first quarter of 2016 compared to $961 thousand in the first quarter of 2015. The higher provision for loan losses reflected higher provision expense on non-PCI loans, net of a provision credit on PCI loans. Provision expense on non-PCI loans increased due to higher net charge-offs and net loan growth. Net charge-offs represented an annualized 0.15 percent of average loans in the first quarter of 2016 compared to an annualized 0.09 percent of average loans in the first quarter of 2015. The current period provision credit result from improving cash flows on certain of the Company's PCI loan pools.

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

Results of the Company’s cash flow re-estimation for PCI loans in the first quarter of 2016 are summarized below.

(Dollars in thousands)	Provision	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(553)	$1,281	7.43%	8.14%
Loan pools with cash flow decrease	9	(330)	19.97%	17.49%
Total	$(544)	$951	8.83%	9.18%

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Service charges and fees on deposit accounts	$4,212	$3,253
Government-guaranteed lending	3,072	2,873
Mortgage banking	1,623	1,322
Bank-owned life insurance	552	472
Gains on sales of available for sale securities	130	1
Gain on sale of branch	—	—
Other	1,765	918
Total non-interest income	$11,354	$8,839

Non-interest income totaled $11.4 million in the first quarter of 2016, an increase from $8.8 million in the first quarter of 2015. Service charges and fees on deposit accounts increased by $959 thousand primarily due to the addition of acquired NewBridge deposit accounts. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $199 thousand in the quarter. Mortgage banking income improved by $301 thousand due to higher production volumes. Mortgage production volumes were benefited by strong local housing markets, the addition of NewBridge mortgage bankers, and a favorable rate environment for refinance activity. Other non-interest income increased $847 thousand, primarily due to improved wealth and brokerage income.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Salaries and employee benefits	$18,040	$15,202
Occupancy and equipment	5,535	4,799
Data processing	2,140	1,888
FDIC deposit insurance premiums	821	714
Professional services	1,108	1,092
Foreclosed asset expense, net	311	188
Loan, collection, and repossession expense	1,133	936
Merger and conversion costs	10,335	220
Restructuring charges	21	907
Amortization of other intangible assets	1,053	815
Other	4,307	4,197
Total non-interest expense	$44,804	$30,958

Non-interest expense totaled $44.8 million in the first quarter of 2016, an increase from $31.0 million in the first quarter of 2015. The increase in expenses was primarily due to a $10.1 million increase in merger and conversion costs, which includes professional fees, personnel costs, and other expenses required to close the NewBridge Merger as well as costs to convert data processing, technology, signage, and branch network to the Company's integrated platform. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $29.8 million in the first quarter of 2015 to $34.4 million in the first quarter of 2016. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories all increased as a result of the NewBridge Merger, which added employees, branch and other facilities, and equipment to the Company's expense base.

Operating efficiency ratio, which excludes merger and conversion costs and restructuring charges, improved from 62.1 percent in the first quarter of 2015 to 58.1 percent in the first quarter of 2016. The Company has made significant progress towards integrating NewBridge onto its integrated platform based upon the merger plan. Additionally, execution of the branch consolidation plan (12 branch closures scheduled in Q2 and Q3 2016), closures of two significant NewBridge non-branch locations (scheduled for Q3 2016), and completion of the systems integration (scheduled for September 2016) should enable the Company to fully realize the cost savings and operational leverage that the NewBridge Merger provides. Management believes the majority of projected cost savings will be achieved by the end of Q3 2016 with remaining savings to be realized in Q4 2016 and Q1 2017.

Income Taxes

Income tax expense was $4.9 million in the first quarter of 2016 compared to $5.8 million in the first quarter of 2015. The Company's effective tax rate totaled 38.7 percent in the first quarter of 2016 compared to 36.3 percent in the first quarter of 2015. The higher effective tax rate during the first quarter of 2016 resulted from various nondeductible merger expenses related to the NewBridge Merger.

Analysis of Financial Condition

The NewBridge Merger significantly impacted each major component of the Company's balance sheet. The following table summarizes the year-to-date changes in major balance sheet components, including and excluding the acquired NewBridge balances.

(Dollars in thousands)	March 31, 2016	December 31, 2015	YTD Change	Acquired NewBridge Balances	YTD Change Excluding Acquired NewBridge Balances

Cash and cash equivalents	$110,815	$111,918	$(1,103)	$45,143	$(46,246)
Investment securities	1,142,515	728,314	414,201	441,587	(27,386)
Loans held for sale	53,820	47,287	6,533	13,661	(7,128)
Loans	5,208,752	3,076,544	2,132,208	2,061,136	71,072
Allowance for loan losses	(10,231)	(9,769)	(462)	—	(462)
Other assets	915,339	519,850	395,489	404,421	(8,932)
Total assets	$7,421,010	$4,474,144	$2,946,866	$2,965,948	$(19,082)

Deposits	$5,349,712	$3,310,297	$2,039,415	$1,990,109	$49,306
Short-term borrowings	761,243	375,500	385,743	472,335	(86,592)
Long-term debt	198,320	194,967	3,353	31,724	(28,371)
Other liabilities	127,093	30,831	96,262	40,444	55,818
Total liabilities	6,436,368	3,911,595	2,524,773	2,534,612	(9,839)
Shareholders' equity	984,642	562,549	422,093	431,335	(9,242)
Total liabilities and shareholders' equity	$7,421,010	$4,474,144	$2,946,866	$2,965,947	$(19,081)

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

The amortized cost and fair value of the available-for-sale securities portfolio were both $1.10 billion as of March 31, 2016, compared to $694.5 million and $689.1 million, respectively, as of December 31, 2015. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.1 million and $40.7 million, respectively, as of March 31, 2016 compared to $39.2 million and $40.5 million, respectively, as of December 31, 2015.

Marketable investment securities accounted for as available-for-sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. As of March 31, 2016 and December 31, 2015, the available-for-sale securities portfolio had $5.6 million and $2.2 million, respectively, of unrealized gains and $3.9 million and $7.6 million, respectively, of unrealized losses. Marketable investment securities accounted for as held to maturity are recorded at amortized cost.

The securities in an unrealized loss position as of March 31, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of March 31, 2016.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$71,882	$71,912	$5,980	$5,982
SBA-guaranteed securities	12,452	12,569	12,114	12,176
Mortgage-backed securities issued by GSEs	571,851	573,687	440,654	435,625
Municipal bonds	110,458	111,625	55,402	55,800
Corporate bonds	244,781	244,470	123,669	123,532
Collateralized loan obligations	50,516	50,080	50,538	50,483
Non-agency RMBS	—	—	3,528	3,663
Non-agency CMBS	26,382	26,419	—	—
Certificates of deposit	1,242	1,242	245	245
Equity securities	12,114	11,440	2,381	1,626
Total securities available for sale	$1,101,678	$1,103,444	$694,511	$689,132

Securities held to maturity:
Municipal bonds	$39,071	$40,682	$39,182	$40,500

The table below summarizes the amortized cost of debt securities in the investment portfolio as of March 31, 2016, segregated by major category with ranges of maturities and average yields. Mortgage-backed securities, and other similar securities collateralized by loan pools which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities of the underlying collateral, anticipating future prepayments.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$—	—%	$14,015	1.38%	$57,897	2.18%	$—	—%	$71,912	2.02%
SBA-guaranteed securities	—	—%	1,330	3.20%	11,239	2.56%	—	—%	12,569	2.63%
Mortgage-backed securities	7,518	3.26%	285,546	2.00%	258,585	2.42%	48,457	2.96%	600,106	2.28%
Municipal bonds (1)	9,792	3.72%	46,979	2.59%	44,241	2.81%	10,613	6.31%	111,625	3.13%
Corporate bonds	72,196	2.39%	114,950	2.86%	52,700	4.79%	4,624	3.44%	244,470	3.15%
Collateralized loan obligations	—	—%	—	—%	50,080	2.75%	—	—%	50,080	2.75%
Certificates of deposit	1,242	0.50%	—	—%	—	—%	—	—%	1,242	0.50%
Total debt securities available for sale	$90,748	2.58%	$462,820	2.26%	$474,742	2.73%	$63,694	3.55%	$1,092,004	2.57%

Securities held to maturity:
Municipal bonds (1)	$—	—%	$31,300	3.84%	$4,061	4.11%	$3,710	5.78%	$39,071	4.05%

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of March 31, 2016, the weighted average life of the Company's debt securities was 4.5 years, and the weighted average effective duration was 2.8 years.

The Company owned $41.9 million and $24.8 million of Federal Home Loan Bank ("FHLB") stock as of March 31, 2016 and December 31, 2015, respectively. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $5.21 billion as of March 31, 2016, which was an increase of $2.13 billion from December 31, 2015. Excluding acquired NewBridge loans, the increase in loan balances was $71.1 million in the quarter. The table below provides a summary of the Company’s loan portfolio by loan type.

Composition of Loan Portfolio:	March 31, 2016	December 31, 2015
Commercial:
Commercial real estate	45.5%	46.8%
Commercial and industrial	15.9	16.2
Construction and development	7.3	12.8
Consumer:
Residential real estate	13.9	12.4
Construction and development	5.6	1.0
Home equity	10.3	9.5
Consumer	1.5	1.3
Total	100.0%	100.0%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	March 31, 2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$111,652	$45,046	$18,162	$37,725	$16,474	$1,333	$6,731	$237,123
1-5 years	1,183,309	228,667	71,998	202,690	70,756	2,221	26,559	1,786,200
After 5 years	478,356	54,975	25,807	219,580	14,329	1,692	29,169	823,908
Total	1,773,317	328,688	115,967	459,995	101,559	5,246	62,459	2,847,231
Variable Rate: (1)
1 year or less	78,171	187,970	201,252	10,781	55,577	15,622	12,522	561,895
1-5 years	382,690	233,451	54,713	25,443	111,915	94,829	1,052	904,093
After 5 years	135,140	77,954	8,315	230,371	20,244	422,827	1,894	896,745
Total	596,001	499,375	264,280	266,595	187,736	533,278	15,468	2,362,733
Total loans	$2,369,318	$828,063	$380,247	$726,590	$289,295	$538,524	$77,927	$5,209,964
(1) Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of March 31, 2016 totaled $223.2 million, of which $222.3 million were grouped into pools and $914 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2015 totaled $142.0 million, of which $141.2 million were grouped into pools and $855 thousand were accounted for on an individual loan basis.

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

Nonperforming loans as a percentage of total loans was 0.83 percent as of March 31, 2016, compared to 1.06 percent as of December 31, 2015 and 1.29 percent as of March 31, 2015. Total nonperforming assets as a percentage of total assets was 0.83 percent as of March 31, 2016 compared to 1.07 percent as of December 31, 2015 and 1.17 percent as of March 31, 2015. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets as of the dates presented.

(Dollars in thousands)	March 31, 2016	December 31, 2015

Nonaccrual loans
Commercial:
Commercial real estate	$8,412	$6,130
Commercial and industrial	8,756	4,126
Construction and development	1,062	468
Consumer:
Residential real estate	5,679	5,353
Construction and development	—	1,324
Home equity	3,641	3,245
Other consumer	431	548
Total nonaccrual loans	27,981	21,194
Accruing loans past due 90 days or more (1)	14,992	11,337
Total nonperforming loans	42,973	32,531
Foreclosed assets:
Residential real estate	3,059	1,784
All other foreclosed assets	15,376	13,562
Total nonperforming assets	$61,408	$47,877

Restructured loans not included above	$5,147	$5,609
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

For non-PCI loans, the evaluation of the adequacy of ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. For loans evaluated collectively for impairment, loans are grouped based on common risk characteristics which include loan type and risk grade. Historical loss rates are calculated based on the historical probability of default ("PD") and loss given default ("LGD") for each loan grouping. PDs represent the likelihood that a loan will default within a one year period of time, and LGDs represent the estimated magnitude of loss the Company will incur if a loan defaults. A loan is considered to be in default if it becomes 90 days or more past due, meets the criteria for nonaccrual status, or incurs a charge-off. Historical loss rates are developed with four years of trailing default and loss data. These historical loss rates are then combined with certain qualitative factors to determine ALLL reserve rates for each loan grouping. Qualitative factors include consideration of certain internal and external factors, such as loan delinquency levels and trends, loan growth, loan portfolio composition and concentrations, local and national economic conditions, the loan review function, and other factors management deems relevant to the ALLL calculation.

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

The following table presents the allocation of ALLL for the periods presented.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Commercial:
Commercial real estate	$3,457	33.7%	$3,682	37.7%
Commercial and industrial	3,272	32.0	2,431	24.9
Construction and development	793	7.8	866	8.9
Consumer:
Residential real estate	991	9.7	1,257	12.9
Construction and development	256	2.5	237	2.4
Home equity	1,019	10.0	883	9.0
Consumer	443	4.3	413	4.2
Total allowance for loan losses	$10,231	100.0%	$9,769	100.0%

The following table summarizes changes in ALLL for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2016	2015

ALLL, beginning of period	$9,769	$7,817
Charge-offs:
Commercial:
Commercial real estate	81	99
Commercial and industrial	961	369
Construction and development	17	16
Consumer:
Residential real estate	160	10
Home equity	197	135
Consumer	217	136
Total charge-offs	1,633	765
Recoveries:
Commercial:
Commercial real estate	4	5
Commercial and industrial	4	136
Construction and development	11	5
Consumer:
Residential real estate	182	24
Construction and development	—	27
Home equity	—	41
Consumer	19	33
Total recoveries	220	271
Net charge-offs	1,413	494
Provision for loan losses	1,875	961
ALLL, end of period	$10,231	$8,284

Net charge-offs to average loans (annualized)	0.15%	0.07%

The ALLL to total loans ratio was 0.20 percent as of March 31, 2016 compared to 0.32 percent as of December 31, 2015. The decline in the ALLL ratio was due to acquired NewBridge loans. At acquisition, these loans were adjusted to fair value, and the historical ALLL was eliminated. Therefore, ALLL was unchanged as a result of the NewBridge Merger, but loan balances increased significantly. Adjusted ALLL, which includes ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 1.62 percent of total loans as of December 31, 2015 to 1.50 percent of total loans as of March 31, 2016. The reduction in adjusted ALLL was partially due to decreases in historical loss rates used in the ALLL model and was partially due to lower relative loss rates on the acquired NewBridge loan portfolio.

The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	March 31, 2016	December 31, 2015

Allowance for loan losses	$10,231	$9,769
Net acquisition accounting fair value discounts to loans	68,063	40,188
Adjusted allowance for loan losses	$78,294	$49,957

Divided by: total loans	$5,208,752	$3,076,544
Adjusted allowance for loan losses to loans (Non-GAAP)	1.50%	1.62%

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2016 and December 31, 2015, brokered deposits represented 14.4 percent and 13.2 percent, respectively, of total deposits.

Total deposits as of March 31, 2016 were $5.35 billion, which was an increase of $1.99 billion from December 31, 2015. Excluding acquired NewBridge deposits, the increase in deposit balances was $49.3 million. As of March 31, 2016 and December 31, 2015, the Company had outstanding time deposits under $100 thousand of $556.0 million and $335.3 million, respectively, and time deposits over $100 thousand of $907.2 million and $682.6 million, respectively.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

Composition of Deposit Portfolio:	March 31, 2016	December 31, 2015

Non-interest demand	21.5%	22.5%
Interest-bearing demand	21.7	15.8
Money market and savings	29.5	31.0
Time deposits	27.3	30.7
Total	100.0%	100.0%

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$864,192	21.6%	—%	$657,702	20.5%	—%
Interest-bearing demand	741,589	18.5	0.16	470,919	14.6	0.14
Money market and savings	1,202,797	30.0	0.26	1,003,156	31.1	0.29
Time deposits	1,196,072	29.9	0.80	1,089,950	33.8	0.75
Total average deposits	$4,004,650	100.0%	0.35%	$3,221,727	100.0%	0.36%

The overall mix of deposits has shifted to a higher percentage of interest-bearing demand balances with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.35 percent in the first quarter of 2016 compared to 0.36 percent in the first quarter of 2015 due to changes in deposit mix and rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings, which consist of FHLB advances maturing within twelve months and a structured repurchase agreement acquired from NewBridge which matures in December 2016, increased by $385.7 million in the first quarter. However, excluding acquired NewBridge funds, short-term borrowings decreased by $86.6 million as the Company used deposit growth and cash flows from the investment portfolio to reduce its borrowed funds balances.

Long-term debt increased by $3.4 million in the first quarter. Excluding acquired NewBridge funds, long-term debt decreased by $28.4 million. Long-term debt includes FHLB advances maturing beyond one year, subordinated debt, junior subordinated debt to unconsolidated trusts ("TRUPs"), and capital lease obligations. After the NewBridge Merger, the Company began the process of extending and laddering out maturities on certain acquired FHLB advances to better balance the Company's liquidity and interest rate risk profile. All NewBridge FHLB advances at acquisition were set to mature within twelve months. The Company expects long-term FHLB advances to increase in future periods as this maturity laddering process is completed.

Shareholders’ Equity

Total shareholders’ equity was $984.6 million as of March 31, 2016, which was an increase of $422.1 million from December 31, 2015. The increase was primarily due to $431.3 million of net assets acquired in the NewBridge Merger, $7.8 million of net income earned in the quarter, and $1.6 million of net other comprehensive income, partially offset by $19.0 million of dividends paid on common stock.

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

As of March 31, 2016, the Company's most liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold, and investment securities available for sale) totaled $1.21 billion, which represented 16 percent of total assets and 23 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company had available off-balance sheet liquidity in the form of secured and unsecured lines of credit from various correspondent banks which totaled $388.1 million as of March 31, 2016. As of March 31, 2016, outstanding commitments for undisbursed lines of credit and letters of credit totaled $1.49 billion, standby letters of credit issued by the FHLB on the Bank's behalf totaled $46.0 million, and outstanding capital commitments to a private investment fund were $4.7 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $5.56 billion, or 75 percent, of total assets as of March 31, 2016 compared to $3.43 billion or 77 percent of total assets as of December 31, 2015.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2016
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$800,666	$398,586	$243,036	$20,905	$1,463,193
Short-term borrowings	761,243	—	—	—	761,243
Long-term debt	576	89,283	5,000	103,461	198,320
Operating leases	5,439	10,351	2,937	2,712	21,439
Total contractual obligations	$1,567,924	$498,220	$250,973	$127,078	$2,444,195

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

The Company's and the Bank’s capital amounts and ratios as of March 31, 2016 are presented in the table below.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$694,343	11.41%	$486,902	8.00%	N/A	N/A
Tier 1 risk-based capital	625,796	10.28%	365,177	6.00%	N/A	N/A
Common equity Tier 1	603,324	9.91%	273,883	4.50%	N/A	N/A
Tier 1 leverage capital	625,796	12.32%	203,260	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$683,909	11.24%	$486,593	8.00%	$608,241	10.00%
Tier 1 risk-based capital	669,544	11.01%	364,944	6.00%	486,593	8.00%
Common equity Tier 1	669,544	11.01%	273,708	4.50%	395,357	6.50%
Tier 1 leverage capital	669,544	13.25%	202,188	4.00%	252,735	5.00%

On April 20, 2016, the Company's Board of Directors declared a regular quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock, payable May 19, 2016, to shareholders of record as of May 12, 2016. Additionally, on February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock, which was paid on March 7, 2016 to shareholders of record as of February 29, 2016.

The Company's tangible book value per common share was $11.94 as of March 31, 2016, compared to $12.51 as of December 31, 2015. Tangible common equity to tangible assets was 8.72 percent as of March 31, 2016, compared to 9.21 percent as of December 31, 2015. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are both non-GAAP financial metrics.

(Dollars in thousands, except per share amounts)	March 31, 2016	December 31, 2015

Total shareholders' equity	$984,642	$562,549
Less: Goodwill and other intangible assets, net	370,127	165,731
Tangible common equity	$614,515	$396,818
Common shares outstanding	51,480,284	31,726,767
Tangible book value per share	$11.94	$12.51

Total assets	$7,421,010	$4,474,144
Less: Goodwill and other intangible assets, net	370,127	165,731
Tangible assets	$7,050,883	$4,308,413
Tangible common equity to tangible assets	8.72%	9.21%

Forward-Looking Information
This periodic report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, reduced earnings due to larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors; reduced earnings due to larger credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; the rate of delinquencies and amount of loans charged-off; the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods; costs or difficulties related to the integration of the banks we acquired or may acquire may be greater than expected; our ability to achieve the estimated synergies from the NewBridge Acquisition and once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans; our ability to integrate NewBridge on our schedule and budget; results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets; the amount of our loan portfolio collateralized by real estate; our ability to maintain appropriate levels of capital; adverse changes in asset quality and resulting credit risk-related losses and expenses; increased funding costs due to market illiquidity, competition for funding, and increased regulatory requirements with regard to funding; significant increases in competitive pressure in the banking and financial services industries; changes in political conditions or the legislative or regulatory environment, including the effect of future financial reform legislation on the banking industry; general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; our ability to retain our existing customers, including our deposit relationships; changes occurring in business conditions and inflation; changes in monetary and tax policies; ability of borrowers to repay loans; risks associated with a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; changes in accounting principles, policies or guidelines; changes in the assessment of whether a deferred tax valuation allowance is necessary; our reliance on secondary liquidity sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits; loss of consumer confidence and economic disruptions resulting from terrorist activities or military actions; and changes in the securities markets. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The forward-looking statements in this periodic report on Form 10-Q speak only as of the date of this periodic report, and the Company does not assume any obligation to update such forward-looking statements.
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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2016.

	March 31, 2016
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	5.40%	(2.46)%
+ 3.0%	4.28	(0.90)
+ 2.0%	2.61	0.58
+ 1.0%	0.91	1.77
No change	—	—
- 1.0%	0.16	3.07

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
Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

YADKIN FINANCIAL CORPORATION

Date:	May 6, 2016	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer