Form 10-Q
period 2016-06-30
YADKIN FINANCIAL Corp
filed 2016-08-05
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended June 30, 2016

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 51,534,635 shares of Voting Common Stock and 199,663 shares of Non-Voting Common Stock outstanding as of August 4, 2016.

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of June 30, 2016 and December 31, 2015

(Dollars in thousands, except share data)	June 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$70,637	$60,783
Interest-earning deposits with banks	49,744	50,885
Federal funds sold	155	250
Investment securities available for sale, at fair value	1,038,307	689,132
Investment securities held to maturity	38,959	39,182
Loans held for sale	139,513	47,287
Loans	5,268,768	3,076,544
Allowance for loan losses	(11,633)	(9,769)
Net loans	5,257,135	3,066,775
Purchased accounts receivable	9,657	52,688
Federal Home Loan Bank stock, at cost	45,284	24,844
Premises and equipment, net	111,245	73,739
Bank-owned life insurance	141,930	78,863
Other real estate	23,091	15,346
Deferred tax asset, net	67,829	55,607
Goodwill	338,180	152,152
Other intangible assets, net	30,745	13,579
Accrued interest receivable and other assets	92,814	53,032
Total assets	$7,455,225	$4,474,144

Liabilities
Deposits:
Non-interest demand	$1,156,507	$744,053
Interest-bearing demand	1,119,970	523,719
Money market and savings	1,620,217	1,024,617
Time	1,441,892	1,017,908
Total deposits	5,338,586	3,310,297
Short-term borrowings	811,383	375,500
Long-term debt	229,012	194,967
Accrued interest payable and other liabilities	73,706	30,831
Total liabilities	6,452,687	3,911,595

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,577,575 and 31,727,767 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	51,578	31,727
Common stock warrants	717	717
Additional paid-in capital	905,727	492,828
Retained earnings	45,895	44,794
Accumulated other comprehensive loss	(1,379)	(7,517)
Total shareholders' equity	1,002,538	562,549
Total liabilities and shareholders' equity	$7,455,225	$4,474,144
See accompanying Notes to Consolidated Financial Statements.

*	Derived from the audited consolidated financial statements included in the Company's 2015 Annual Report on Form 10-K.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Loans	$64,345	$40,404	$112,316	$80,200
Investment securities	7,231	3,786	13,344	7,782
Federal funds sold and interest-earning deposits	81	45	184	95
Total interest income	71,657	44,235	125,844	88,077
Interest expense
Deposits	4,433	3,073	7,980	5,962
Short-term borrowings	1,360	331	2,166	620
Long-term debt	2,375	1,504	4,244	2,992
Total interest expense	8,168	4,908	14,390	9,574
Net interest income	63,489	39,327	111,454	78,503
Provision for loan losses	2,298	994	4,173	1,955
Net interest income after provision for loan losses	61,191	38,333	107,281	76,548
Non-interest income
Service charges and fees on deposit accounts	5,795	3,495	10,007	6,748
Government-guaranteed lending	2,680	3,677	5,752	6,550
Mortgage banking	3,850	1,633	5,473	2,955
Bank-owned life insurance	733	465	1,285	937
Gain on sales of available for sale securities	64	84	194	85
Gain on sale of trust business	417	—	417	—
Other	2,098	1,446	3,863	2,364
Total non-interest income	15,637	10,800	26,991	19,639
Non-interest expense
Salaries and employee benefits	22,939	15,391	40,979	30,593
Occupancy and equipment	7,315	4,637	12,850	9,436
Data processing	2,783	1,929	4,923	3,817
FDIC deposit insurance premiums	770	772	1,591	1,486
Professional services	1,547	1,407	2,655	2,499
Foreclosed asset expenses, net	137	445	448	633
Loan, collection, and repossession expense	1,004	850	2,144	1,786
Merger and conversion costs	6,531	(25)	16,866	195
Restructuring charges	25	2,294	46	3,201
Amortization of other intangible assets	1,671	777	2,723	1,592
Other	5,483	3,839	9,704	8,036
Total non-interest expense	50,205	32,316	94,929	63,274
Income before income taxes	26,623	16,817	39,343	32,913
Income tax expense	9,219	6,076	14,140	11,922
Net income	17,404	10,741	25,203	20,991
Dividends on preferred stock	—	182	—	821
Net income available to common shareholders	$17,404	$10,559	$25,203	$20,170

Net income per common share
Basic	$0.34	$0.33	$0.56	$0.64
Diluted	0.34	0.33	0.56	0.64

Weighted average common shares outstanding
Basic	51,311,504	31,609,021	44,707,215	31,607,971
Diluted	51,490,182	31,610,620	44,836,812	31,609,785

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$17,404	$10,741	$25,203	$20,991
Other comprehensive income (loss):
Securities available for sale:
Unrealized net gains (losses) on available for sale securities	9,267	(6,518)	16,542	(2,196)
Tax effect	(3,489)	2,502	(6,255)	954
Reclassification of gains on sales of securities	(64)	(84)	(194)	(85)
Tax effect	24	32	73	33
Net of tax amount	5,738	(4,068)	10,166	(1,294)
Cash flow hedges:
Unrealized net gains (losses) on cash flow hedges	(2,014)	3,493	(6,610)	(670)
Tax effect	714	(1,347)	2,442	258
Reclassification of amounts into interest expense from termination of interest rate swaps	112	8	224	8
Tax effect	(42)	(3)	(84)	(3)
Net of tax amount	(1,230)	2,151	(4,028)	(407)
Total other comprehensive income (loss)	4,508	(1,917)	6,138	(1,701)
Comprehensive income	$21,912	$8,824	$31,341	$19,290

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance as of December 31, 2014	28,405	$28,405	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802
Net income	—	—	—	—	—	—	20,991	—	20,991
Other comprehensive loss	—	—	—	—	—	—	—	(1,701)	(1,701)
Restricted stock grants	—	—	103,000	103	—	(103)	—	—	—
Stock-based compensation	—	—	—	—	—	130	—	—	130
Stock options exercised	—		9,871	10	—	110	—	—	120
Redemption of preferred stock	(28,405)	(28,405)	—	—	—	—	—	—	(28,405)
Preferred stock dividends	—		—	—	—	—	(821)	—	(821)
Balance as of June 30, 2015	—	$—	31,712,021	$31,712	$717	$492,151	$27,481	$(3,945)	$548,116

Balance as of December 31, 2015	—	$—	31,726,767	$31,727	$717	$492,828	$44,794	$(7,517)	$562,549
Net income	—	—	—	—	—	—	25,203	—	25,203
Other comprehensive income	—	—	—	—	—	—	—	6,138	6,138
Restricted stock grants	—	—	100,000	100	—	(100)	—	—	—
Restricted stock forfeiture	—	—	(10,000)	(10)	—	10	—	—	—
Stock-based compensation	—	—	—	—	—	404	—	—	404
Stock options exercised	—	—	86,790	87	—	923	—	—	1,010
Acquisition of NewBridge Bancorp	—	—	19,605,374	19,605	—	411,731	—	—	431,336
Shares issued for restricted stock units	—	—	68,644	69	—	(69)	—	—	—
Common stock dividends	—	—	—	—	—	—	(24,102)	—	(24,102)
Balance as of June 30, 2016	—	$—	51,577,575	$51,578	$717	$905,727	$45,895	$(1,379)	$1,002,538

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$25,203	$20,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	404	130
Provision for loan losses	4,173	1,955
Accretion of acquisition discount on purchased loans	(13,704)	(13,145)
Depreciation	4,131	3,109
Amortization of core deposit intangible	2,723	1,592
Amortization of acquisition premium on time deposits	(1,024)	(1,874)
Net accretion of acquisition discount on long-term debt	179	232
Gain on mortgage loan commitments	(1,200)	(141)
Gain on sales of loans held for sale	(9,012)	(8,718)
Originations of loans held for sale	(174,128)	(140,721)
Proceeds from sales of loans held for sale	146,922	131,022
Increase in cash surrender value of bank-owned life insurance	(1,320)	(937)
Deferred income taxes	9,711	11,922
Change in deferred tax valuation allowance	148	—
Gain on sales of available for sale securities	(194)	(85)
Net amortization of premiums on available for sale securities	3,310	2,917
Net (gain) loss on disposal of foreclosed assets	(274)	(210)
Valuation adjustments on foreclosed assets	425	605
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,236	(138)
Increase in other assets	(6,785)	(2,952)
(Decrease) increase in accrued interest payable	(356)	23
Increase in other liabilities	2,570	850
Net cash provided by (used in) operating activities	(6,862)	6,427
Cash flows from investing activities
Purchases of investment securities available for sale	(189,485)	(40,897)
Proceeds from maturities and repayments of investment securities available for sale	115,844	40,187
Proceeds from sales of investment securities available for sale	180,616	19,169
Net loan (originations) principal collections	(165,987)	(49,556)
Net cash received in business combinations	45,143	—
Proceeds from (purchases of) trade accounts receivables, net	43,031	(25,112)
Purchases of premises and equipment	(872)	(935)
Disposals of premises and equipment	2,262	692
Proceeds from disposal of foreclosed assets	1,989	2,731
Redemptions (purchases) of Federal Home Loan Bank stock	1,137	(2,477)
Net cash provided by (used in) investing activities	33,678	(56,198)
Cash flows from financing activities
Net increase (decrease) in deposits	39,204	(2,396)
Net increase in short-term borrowings	41,548	37,000
Net (decrease) increase in long-term debt	(75,858)	34,869
Proceeds from exercise of stock options	1,010	120
Repurchase of preferred stock	—	(28,405)
Dividends paid on preferred stock	—	(821)
Dividends paid on common stock	(24,102)	—
Net cash provided by (used in) financing activities	(18,198)	40,367
Net change in cash and cash equivalents	8,618	(9,404)
Cash and cash equivalents, beginning of period	111,918	132,365
Cash and cash equivalents, end of period	$120,536	$122,961

	Six months ended June 30,
(Dollars in thousands)	2016	2015

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$14,801	$11,071
Income taxes	4,100	—
Noncash investing activities:
Transfers of loans to held for sale	$42,347	$—
Transfers of loans to foreclosed assets	3,947	3,782
Change in fair value of securities available for sale, net of tax	10,166	(1,294)
Change in fair value of cash flow hedge, net of tax	(4,028)	(407)
Acquisition:
Assets acquired (excluding goodwill)	$2,780,138	$—
Liabilities assumed	2,534,830	—
Purchase price	431,336	—
Goodwill recorded	186,028	—

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recently Adopted and Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In March 2016, the FASB issued new guidance related to Stock Compensation. The new guidance eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In September 2015, the FASB issued new guidance related to Business Combinations. The new guidance requires acquirers to recognize adjustments to provisional amounts (that are identified during the measurement period) in the reporting period in which the adjustment amounts are determined. The new guidance also requires such amounts to be disclosed in the consolidated financial statements. The Company early-adopted this guidance effective September 30, 2015. The adoption of this guidance was not material to the consolidated financial statements. All measurement period adjustments related to the March 1, 2016 acquisition of NewBridge Bancorp were recorded in the period in which the adjustment was determined.

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

In April 2015, the FASB issued new guidance related to Debt Issuance Costs. The new guidance requires a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This guidance became effective for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. As of June 30, 2016, the Company had $549 of debt issuance costs that were included in long-term debt.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Weighted average number of common shares	51,311,504	31,609,021	44,707,215	31,607,971
Dilutive effect of stock options, stock warrants and restricted stock	178,678	1,599	129,597	1,814
Weighted average number of common shares and dilutive potential common shares	51,490,182	31,610,620	44,836,812	31,609,785

Anti-dilutive stock options	17,407	37,279	17,407	37,279
Anti-dilutive stock warrants	—	91,178	—	91,178

NOTE C – MERGERS AND ACQUISITIONS

Proposed Merger with F.N.B. Corporation

On July 20, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation, a Florida corporation (“FNB”). The Merger Agreement provides that, upon the terms and conditions set forth therein, the Company will merge with and into FNB (the “Merger”), with FNB continuing as the surviving corporation. As soon as practicable following execution of the Merger Agreement, the Company’s wholly-owned subsidiary, Yadkin Bank, will merge with and into FNB’s wholly-owned subsidiary, First National Bank of Pennsylvania ("FNB Bank"), with FNB Bank continuing as the surviving entity (the “Bank Merger”).

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s shareholders will have the right to receive 2.16 shares of FNB common stock, par value $0.01, for each share of the Company’s common stock. Based on FNB’s closing price of $13.20 as of July 20, 2016, the day before the transaction was announced, the estimated aggregate purchase price was $1,470,000. The transaction is expected to close in the first quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table presents the NewBridge assets acquired and liabilities assumed as of March 1, 2016, the initial fair value adjustments, the measurement period adjustments, the purchase price and calculation of the residual goodwill.

	As Reported by NewBridge	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by Yadkin
Assets:
Cash and cash equivalents	$45,143	$—		$—		$45,143
Investment securities	443,535	(1,948)	(a)	1,109	(l)	442,696
Loans	2,087,331	(26,195)	(b)	—		2,061,136
Allowance for loan losses	(21,100)	21,100	(c)	—		—
Loans held for sale	13,661	—		—		13,661
Federal Home Loan Bank stock, at cost	21,577	—		—		21,577
Premises and equipment, net	43,408	4,371	(d)	—		47,779
Bank owned life insurance	61,747	—		—		61,747
Other real estate	1,241	—		(55)	(m)	1,186
Deferred tax asset, net	30,014	(3,490)	(e)	(1,166)	(n)	25,358
Other intangibles, net	3,506	16,384	(f)	—		19,890
Other assets	40,375	(271)	(g)	(139)	(o)	39,965
Total assets	2,770,438	9,951		(251)		2,780,138
Liabilities:
Deposits	1,990,247	(138)	(h)	—		1,990,109
Short-term borrowings	471,800	535	(i)	—		472,335
Long-term debt	41,049	(9,325)	(j)	—		31,724
Other liabilities	34,461	5,983	(k)	218	(p)	40,662
Total liabilities	2,537,557	(2,945)		218		2,534,830
Net assets acquired	232,881	12,896		(469)		245,308
Purchase price						431,336
Goodwill						$186,028	(q)

Explanation of initial fair value adjustments and measurement period adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
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
(i) Adjustments reflect the fair value adjustments for a short-term repurchase obligation and Federal Home Loan Bank ("FHLB") advances. The repurchase obligation was valued by discounting future contractual interest payments at a current market interest rate for a similar instrument. For FHLB advances, the fair value was calculated by reference to the acquisition date prepayment penalty the FHLB would charge to terminate the advance.
(j) Adjustments reflect fair value adjustments for subordinated debt obligations and junior subordinated debentures related to trust preferred securities outstanding at the acquisition date.
(k) Adjustments reflect compensation obligations, reserve for unfunded commitments, benefit costs for merger-related obligations, and miscellaneous other accrued liabilities.
(l) Adjustment to initial fair value of investment securities.
(m) Adjustment to initial fair value of other real estate.
(n) Deferred tax adjustment resulting from adjustments (l), (m), (o) and (p)
(o) Adjustment to initial fair value of accrued interest receivable.
(p) Adjustment to initial fair value of accrued liabilities.
(q) Goodwill represents the excess of the purchase price over the fair value of acquired net assets.

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

	Three months ended June 30,	Six months ended June 30,
	2015	2016	2015

Net interest income	$62,449	$127,716	$102,148
Net income (a)	10,798	36,986	12,378
Net income available to common shareholders (a)	10,616	36,986	11,557
Basic income per common share (a)	0.21	0.72	0.23
Diluted income per common share (a)	0.21	0.72	0.23
Weighted average basic common shares outstanding	50,531,158	51,235,805	50,530,108
Weighted average diluted common shares outstanding	50,777,541	51,365,402	50,776,706

(a) For purposes of the supplemental pro forma information, merger-related expenses of $16,866 that are reflected in the Company's consolidated statement of operations for the six months ended June 30, 2016 and $3,532 of merger-related expenses that were recorded by NewBridge prior to the merger date were reflected in the pro forma presentation for the six months ended June 30, 2015. These pro forma merger-related expenses include $7,481 of professional fees paid for investment banking, legal and accounting services, $8,594 of personnel-related expenses, $3,046 of facility and equipment-related expenses, and $1,277 of other miscellaneous expenses related to the NewBridge Merger.

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$31,322	$232	$—	$31,554
SBA-guaranteed securities	18,938	150	46	19,042
Mortgage-backed securities issued by GSEs	556,287	7,476	350	563,413
Municipal bonds	131,241	3,131	35	134,337
Corporate bonds	201,600	1,815	974	202,441
Collateralized loan obligations	50,516	15	255	50,276
Non-agency CMBS	25,334	180	17	25,497
Certificates of deposit	992	—	—	992
Equity securities	11,108	215	568	10,755
Total securities available for sale	$1,027,338	$13,214	$2,245	$1,038,307

Securities held to maturity:
Municipal bonds	$38,959	$2,238	$—	$41,197

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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities available for sale:
SBA-guaranteed securities	$11,108	$46	$—	$—	$11,108	$46
Mortgage-backed securities issued by GSEs	43,247	87	35,499	263	78,746	350
Municipal bonds	4,403	35	—	—	4,403	35
Corporate bonds	48,563	433	17,946	541	66,509	974
Collateralized loan obligations	40,219	255	—	—	40,219	255
Non-agency CMBS	8,833	17	—	—	8,833	17
Equity securities	—	—	1,631	568	1,631	568
Total temporarily impaired AFS securities	$156,373	$873	$55,076	$1,372	$211,449	$2,245

December 31, 2015
Securities available for sale:
GSE obligations	$999	$1	$—	$—	$999	$1
SBA-guaranteed securities	5,043	12	—	—	5,043	12
Mortgage-backed securities issued by GSEs	208,620	2,453	117,144	3,463	325,764	5,916
Municipal bonds	8,995	106	—	—	8,995	106
Corporate bonds	43,110	577	3,697	111	46,807	688
Collateralized loan obligations	45,471	55	—	—	45,471	55
Non-agency RMBS	—	—	901	9	901	9
Equity securities	1,411	788	—	—	1,411	788
Total temporarily impaired AFS securities	$313,649	$3,992	$121,742	$3,583	$435,391	$7,575

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below summarizes the number of investment securities in an unrealized loss position.

	June 30, 2016	December 31, 2015

Securities available for sale:
SBA-guaranteed securities	4	1
GSE obligations	—	1
Mortgage-backed securities issued by GSEs	29	83
Municipal bonds	5	9
Corporate bonds	17	15
Collateralized loan obligations	7	8
Non-agency RMBS	—	1
Equity securities	3	3
Total number of investment securities in an unrealized loss position	65	121

As of June 30, 2016, 19 securities had been in an unrealized loss position for more than a twelve month period. The Company had $541 thousand in gross unrealized losses on 5 corporate bonds that had been in unrealized loss positions for more than twelve months as of June 30, 2016. Based on a review of financial statements and other financial data for these corporate issuers, which are all large, investment grade financial institutions, the Company does not believe the unrealized losses on these bonds were due to credit events. Additionally, unrealized losses on equity securities were primarily related to a common stock investment in a publicly-traded business development company that provides financing for lower middle-market companies and financial sponsors. Based on a review of financial statements and other financial data for this business development company, the Company believes the unrealized losses to be temporary. The Company will continue to closely monitor and evaluate this common stock investment for signs of other than temporary impairment in future periods.

The securities in an unrealized loss position as of June 30, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of June 30, 2016 and December 31, 2015, investment securities with carrying values of $383,389 and $279,953, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$60,349	$60,464	$66,591	$67,163
Due after one year through five years	603,269	609,942	291,298	289,525
Due after five years through ten years	317,157	321,212	309,625	306,420
Due after ten years	35,455	35,934	24,616	24,398
Equity securities	11,108	10,755	2,381	1,626
	$1,027,338	$1,038,307	$694,511	$689,132
Securities held to maturity:
Due within one year	$1,014	$1,027	$—	$—
Due after one year through five years	30,164	31,488	31,421	32,272
Due after five years through ten years	4,050	4,348	4,072	4,229
Due after ten years	3,731	4,334	3,689	3,999
	$38,959	$41,197	$39,182	$40,500

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes securities gains for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Gross gains on sales of securities available for sale	$92	$84	$286	$85
Gross losses on sales of securities available for sale	(28)	—	(92)	—
Total securities gains	$64	$84	$194	$85

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	June 30, 2016	December 31, 2015
Commercial:
Commercial real estate	$2,490,724	$1,451,176
Commercial and industrial	775,484	553,121
Construction and development	419,339	345,304
Consumer:
Residential real estate	686,124	343,648
Construction and development	299,895	46,263
Home equity	530,979	277,900
Other consumer	67,408	60,244
Gross loans	5,269,953	3,077,656
Less:
Deferred loan fees	(1,185)	(1,112)
Allowance for loan losses	(11,633)	(9,769)
Net loans	$5,257,135	$3,066,775

As of June 30, 2016 and December 31, 2015, loans with a recorded investment of $1,844,105 and $948,433, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance, beginning of period	$34,566	$26,364	$22,309	$25,181
Additions resulting from acquisitions	—	—	13,995	—
Accretion of income	(3,933)	(3,290)	(7,228)	(6,918)
Reclassifications from nonaccretable difference	4,197	2,501	4,910	4,055
Other, net	1,926	(1,475)	2,770	1,782
Balance, end of period	$36,756	$24,100	$36,756	$24,100

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $228,829 and $160,500 as of June 30, 2016 and December 31, 2015, respectively.

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

NewBridge Merger on March 1, 2016

Contractually required payments	$2,257,195
Fair value of acquired loans at acquisition	1,965,201
Contractual cash flows not expected to be collected	26,370

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended June 30, 2016
Beginning balance	$3,457	$3,272	$793	$991	$256	$1,019	$443	$10,231
Charge-offs	(10)	(474)	(98)	(57)	—	(145)	(228)	(1,012)
Recoveries	2	73	17	11	—	2	11	116
Provision for loan losses	1,076	186	570	40	33	243	150	2,298
Ending balance	$4,525	$3,057	$1,282	$985	$289	$1,119	$376	$11,633

Six months ended June 30, 2016
Beginning balance	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769
Charge-offs	(91)	(1,435)	(115)	(217)	—	(342)	(445)	(2,645)
Recoveries	6	77	28	193	—	2	30	336
Provision for loan losses	928	1,984	503	(248)	52	576	378	4,173
Ending balance	$4,525	$3,057	$1,282	$985	$289	$1,119	$376	$11,633

Three months ended June 30, 2015
Beginning balance	$2,954	$1,336	$1,732	$1,251	$213	$706	$92	$8,284
Charge-offs	(157)	(602)	(51)	(120)	—	(183)	(112)	(1,225)
Recoveries	7	114	5	28	—	113	38	305
Provision for loan losses	333	1,112	(1,021)	168	56	139	207	994
Ending balance	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358

Six months ended June 30, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(256)	(971)	(67)	(130)	—	(318)	(248)	(1,990)
Recoveries	12	250	10	52	27	154	71	576
Provision for loan losses	585	1,407	(969)	168	48	393	323	1,955
Ending balance	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	June 30, 2016
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$390	$—	$—	$60	$—	$—	$—	$450
Collectively evaluated for impairment	3,766	2,857	1,280	854	289	997	371	10,414
Purchased credit-impaired	369	200	2	71	—	122	5	769
Total	$4,525	$3,057	$1,282	$985	$289	$1,119	$376	$11,633

Loans:
Ending balance:
Individually evaluated for impairment	$14,847	$3,253	$886	$993	$—	$—	$—	$19,979
Collectively evaluated for impairment	2,387,256	758,840	400,257	623,382	297,663	513,195	66,809	5,047,402
Purchased credit-impaired	88,621	13,391	18,196	61,749	2,232	17,784	599	202,572
Total	$2,490,724	$775,484	$419,339	$686,124	$299,895	$530,979	$67,408	$5,269,953

	December 31, 2015
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$314	$106	$—	$—	$—	$67	$—	$487
Collectively evaluated for impairment	2,976	2,309	704	837	233	542	359	7,960
Purchased credit-impaired	392	16	162	420	4	274	54	1,322
Total	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769

Loans:
Ending balance:
Individually evaluated for impairment	$8,449	$2,623	$177	$3,550	$417	$337	$—	$15,553
Collectively evaluated for impairment	1,354,977	540,685	330,714	315,030	44,630	274,042	59,983	2,920,061
Purchased credit-impaired	87,750	9,813	14,413	25,068	1,216	3,521	261	142,042
Total	$1,451,176	$553,121	$345,304	$343,648	$46,263	$277,900	$60,244	$3,077,656

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

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Non-PCI Loans
Commercial:
Real estate	$2,339,723	$28,579	$33,801	$—	$2,402,103
Commercial and industrial	724,422	24,033	13,638	—	762,093
Construction and development	394,604	4,776	1,763	—	401,143
Consumer:
Residential real estate	609,044	7,915	7,416	—	624,375
Construction and development	292,749	4,914	—	—	297,663
Home equity	503,281	3,948	5,966	—	513,195
Other consumer	66,086	305	410	8	66,809
Total	$4,929,909	$74,470	$62,994	$8	$5,067,381

PCI Loans
Commercial:
Real estate	$29,410	$41,967	$17,244	$—	$88,621
Commercial and industrial	1,681	1,719	9,986	5	13,391
Construction and development	10,864	2,754	4,578	—	18,196
Consumer:
Residential real estate	43,047	9,470	9,232	—	61,749
Construction and development	548	356	1,328	—	2,232
Home equity	13,728	2,355	1,620	81	17,784
Other consumer	466	114	19	—	599
Total	$99,744	$58,735	$44,007	$86	$202,572

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$1,308,789	$32,525	$22,112	$—	$1,363,426
Commercial and industrial	523,643	5,436	14,229	—	543,308
Construction and development	326,979	3,298	560	54	330,891
Consumer:
Residential real estate	305,046	5,682	7,852	—	318,580
Construction and development	43,274	666	1,107	—	45,047
Home equity	265,128	4,442	4,809	—	274,379
Other consumer	59,273	233	477	—	59,983
Total	$2,832,132	$52,282	$51,146	$54	$2,935,614

PCI Loans
Commercial:
Real estate	$40,805	$29,889	$17,056	$—	$87,750
Commercial and industrial	7,913	630	1,270	—	9,813
Construction and development	5,975	3,022	5,416	—	14,413
Consumer:
Residential real estate	11,158	7,134	6,776	—	25,068
Construction and development	314	328	574	—	1,216
Home equity	264	2,016	1,059	182	3,521
Other consumer	8	200	53	—	261
Total	$66,437	$43,219	$32,204	$182	$142,042

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
June 30, 2016
Non-PCI Loans
Commercial:
Real estate	$7,497	$12,639	$20,136	$2,381,967	$2,402,103
Commercial and industrial	5,042	10,238	15,280	746,813	762,093
Construction and development	287	1,464	1,751	399,392	401,143
Consumer:
Residential real estate	5,395	3,721	9,116	615,259	624,375
Construction and development	431	—	431	297,232	297,663
Home equity	5,848	2,413	8,261	504,934	513,195
Other consumer	694	224	918	65,891	66,809
Total	$25,194	$30,699	$55,893	$5,011,488	$5,067,381

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$3,205	$4,503	$7,708	$1,355,718	$1,363,426
Commercial and industrial	6,004	2,599	8,603	534,705	543,308
Construction and development	68	414	482	330,409	330,891
Consumer:
Residential real estate	7,625	2,876	10,501	308,079	318,580
Construction and development	1,495	946	2,441	42,606	45,047
Home equity	3,857	1,877	5,734	268,645	274,379
Other Consumer	1,015	208	1,223	58,760	59,983
Total	$23,269	$13,423	$36,692	$2,898,922	$2,935,614

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	June 30, 2016		December 31, 2015
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$15,387	$—	$6,130	$—
Commercial and industrial	11,851	234	4,126	552
Construction and development	1,644	—	468	—
Consumer:
Residential real estate	5,862	—	5,353	—
Construction and development	—	—	1,324	—
Home equity	4,028	—	3,245	—
Other consumer	267	110	548	—
Total	$39,039	$344	$21,194	$552

The following table provides information on impaired loans. This table excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
June 30, 2016
Non-PCI Loans
Commercial:
Commercial real estate	$3,680	$11,167	$14,847	$390	$16,417
Commercial and industrial	380	2,873	3,253	—	7,434
Construction and development	—	886	886	—	886
Consumer:
Residential real estate	993	—	993	60	993
Total	$5,053	$14,926	$19,979	$450	$25,730

December 31, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$1,262	$7,187	$8,449	$314	$8,515
Commercial and industrial	531	2,092	2,623	106	2,695
Construction and development	—	177	177	—	180
Consumer:
Residential real estate	1,465	2,085	3,550	—	3,568
Construction and development	—	417	417	—	417
Home equity	20	317	337	67	359
Total	$3,278	$12,275	$15,553	$487	$15,734

The following table provides the average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$11,679	$43	$11,253	$5	$10,602	$85	$8,579	$25
Commercial and industrial	2,778	4	2,994	1	2,726	8	2,724	2
Construction and development	560	—	523	—	432	—	545	—
Consumer:
Residential real estate	1,337	12	2,224	22	2,075	28	2,020	44
Construction and development	—	—	—	—	139	—	—	—
Home equity	—	—	197	—	112	—	213	—
Total	$16,354	$59	$17,191	$28	$16,086	$121	$14,081	$71

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

	June 30, 2016		December 31, 2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,638	6	$4,684	7
Commercial and industrial	1,166	9	795	11
Commercial construction	174	2	177	2
Residential real estate	989	2	1,594	4
Home equity	—	—	20	1
Total	$6,967	19	$7,270	25

The following tables provide the number and recorded investment of TDRs modified during the periods presented.

	Three months ended June 30,
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$597	1	$647	2
Total	$597	1	$647	$2

	Six months ended June 30,
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$721	2	$647	2
Residential real estate	—	—	398	1
Total	$721	2	$1,045	$3

One TDR totaling $353 thousand was modified in the twelve months ended June 30, 2016 and subsequently defaulted during the six months ended June 30, 2016. No TDRs that were modified in the twelve months ended June 30, 2015 subsequently defaulted during the six months ended June 30, 2015. The Company does not generally forgive principal or unpaid interest when restructuring loans. Therefore, the recorded investment in TDRs during 2016 and 2015 did not change following the modifications.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE F - PURCHASED ACCOUNTS RECEIVABLE

The Company has previously invested in short-term trade accounts receivable, purchased on an exchange, using qualified intermediaries. These receivables have repayment terms of less than one year. Income from purchased accounts receivable, which is recorded in other non-interest income, totaled $247 and $352, respectively, in the six months ended June 30, 2016 and 2015.

Purchased accounts receivable include delinquent short-term receivables of $7,907 at June 30, 2016 that are due from a U.S. bioenergy company that produces ethanol, with the debt guaranteed by its Spanish parent company. The Spanish parent company commenced pre-insolvency proceedings in Spain during November, 2015, which allows a business to restructure its financial creditor debt on a voluntary basis without filing an insolvency proceeding. The Company is an operational creditor, and its debt and accrued interest are not affected under the current proceedings. Only if the Spanish parent enters into an insolvency proceeding can the debt including interest to the Company be subject to adjustment. The prior agreement between the Spanish Parent and its financial creditors is being renegotiated and any revised agreement must be presented to the Spanish Court prior to the expiration of the seven month period from and after March 28, 2016.

An involuntary bankruptcy petition was filed against the U.S. subsidiary in the District of Kansas on February 11, 2016. On February 24, 2016, a related U.S. subsidiary of the Spanish parent company filed a voluntary Chapter 11 bankruptcy petition in the Eastern District of Missouri, along with various affiliates, including the U.S. subsidiary, with joint administration requested. On February 29, 2016, the Kansas case for the U.S. subsidiary was converted to a voluntary Chapter 11 case, with venue transferred to the Eastern District of Missouri on March 1, 2016. On March 10, 2016, the Spanish parent company announced the basis of a debt restructuring agreement that, among other things, will give selected financial creditors of the Spanish parent a controlling stake in the company in return for a 70 percent reduction in the Spanish parent company’s outstanding debt as well as $2,000,000 in additional loans. Under governing law, the parent company needs to present a restructuring plan to a Spanish court to avoid insolvency proceedings. Any such transaction would also require approval of at least 75 percent of its financial creditors. On March 28, 2016, creditors consented to a standstill agreement for seven months to give the company time to complete its restructuring. At this time, management lacks sufficient information to determine the extent of loss on the investment in purchased accounts receivable in the pending bankruptcy case for the U.S. subsidiary. Management similarly lacks sufficient information to determine the extent of recovery possible on the guarantee by the Spanish parent company. There was no contingency accrual related to this potential exposure as of June 30, 2016.

NOTE G – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold. The unpaid principal balance of loans serviced for others was $613,411 and $563,802 as of June 30, 2016 and December 31, 2015, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $373 and $308, respectively, in the second quarters of 2016 and 2015, and $731 and $602, respectively, for the six months ended June 30, 2016 and June 30, 2015.

The following table summarizes MSR activity for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance at beginning of period before valuation allowance	$5,110	$4,368	$5,037	$4,284
Additions	554	608	911	1,003
Repayments	(107)	(114)	(191)	(243)
Amortization	(208)	(174)	(408)	(356)
Balance at end of period before valuation allowance	5,349	4,688	5,349	4,688
Valuation allowance at end of period	(110)	(36)	(110)	(36)
Balance at end of period after valuation allowance	$5,239	$4,652	$5,239	$4,652

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

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	June 30, 2016	December 31, 2015

Composition of mortgage loans serviced for others:
Fixed rate loans	99.91%	99.90%
Adjustable rate loans	0.09%	0.10%
Total	100.00%	100.00%

Weighted average life (years)	5.73	6.60
Prepayment speed	12.6%	9.98%
Discount rate	9.47%	9.66%
Effect on fair value due to change in interest rates:
+ 0.25%	$534	$421
+ 0.50%	968	660
- 0.25%	(559)	(599)
- 0.50%	(1,038)	(1,104)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $226,021 and $205,879 as of June 30, 2016 and December 31, 2015, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $545 and $413, respectively, in the second quarters of 2016 and 2015, and $1,069 and $785, respectively, in the six months ended June 30, 2016 and 2015.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$4,701	3,520	$4,485	$3,081
Fair value of SBA servicing assets acquired in NewBridge Merger	—	—	16	—
Additions	443	560	1,040	1,095
Amortization	(245)	(144)	(642)	(240)
Balance at end of period	$4,899	3,936	$4,899	$3,936

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of June 30, 2016 or December 31, 2015.

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	June 30, 2016	December 31, 2015
Lending commitments:
Commitments to extend credit	$1,493,102	$799,058
Commercial letters of credit	22,379	16,342
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	31,000	10,000

The reserve for unfunded commitments was $1,164 and $603 as of June 30, 2016 and December 31, 2015, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

Terminated Interest Rate Swap	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	Unamortized Pre-Tax Loss in AOCI as of June 30, 2016

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$63
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	64
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	66
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	738
Terminated Swap 5	25,000	October 1, 2014	August 31, 2017	October 7, 2015	128
Terminated Swap 6	25,000	October 16, 2014	August 16, 2018	October 7, 2015	309
	$150,000				$1,368

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

		June 30, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Loans:
Receive fixed interest rate swap	Other assets	$40,000	$798	$—	$—
	Other liabilities	—	—	40,000	493

FHLB advances:
Interest rate swaps	Other liabilities	125,000	11,585	125,000	3,822

Subordinated term loan:
Interest rate cap	Other assets	7,500	16	7,500	61

TRUPs:
Interest rate caps	Other assets	43,000	91	43,000	482

Mortgage loan commitments:
Interest rate lock commitments	Other assets	70,167	1,607	30,313	408
Forward sale commitments	Other assets	—	—	52,862	106
	Other liabilities	174,914	357	—	—

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Level 3 AFS securities at beginning of period	$11,506	$11,380	$11,728	$11,290
Purchases	—	—	—	—
Sales, calls or maturities	—	—	—	—
Changes in unrealized gains and losses	219	23	(3)	113
Level 3 AFS securities at end of period	$11,725	$11,403	$11,725	$11,403

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Interest rate lock commitments at beginning of period	$1,125	$636	$408	$342
Issuances	4,041	1,645	6,802	2,972
Settlements	(3,559)	(1,798)	(5,603)	(2,831)
Interest rate lock commitments at end of period	$1,607	$483	$1,607	$483

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

Other Real Estate. Foreclosed assets are adjusted to fair value upon transfer of loans to other real estate. Subsequently, other real estate is carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties and market discounts applied to appraised values, the Company classifies other real estate as nonrecurring Level 3.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

	Total	Level 1	Level 2	Level 3
June 30, 2016
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$31,554	$—	$31,554	$—
SBA-guaranteed securities	19,042	19,042	—	—
Mortgage-backed securities issued by GSE	563,413	—	563,413	—
Municipal bonds	134,337	—	133,211	1,126
Corporate bonds	202,441	2,529	189,313	10,599
Collateralized loan obligations	50,276	—	50,276	—
Non-agency CMBS	25,497	—	25,497	—
Certificates of deposit	992	992	—	—
Equity securities	10,755	10,755	—	—
SBA-guaranteed loans held for sale	31,933	—	31,933	—
SBA loans held for investment	39,077	—	39,077	—
Derivative assets	2,512	—	905	1,607
Derivative liabilities	11,942	—	11,942	—

Measured at fair value on a non-recurring basis:
Impaired loans	$19,529	$—	$—	$19,529
Other real estate	23,091	—	—	23,091

	Total	Level 1	Level 2	Level 3
December 31, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$5,982	$—	$5,982	$—
SBA-guaranteed securities	12,176	12,176	—	—
Mortgage-backed securities issued by GSE	435,625	—	435,625	—
Collateralized loan obligations	50,483	—	50,483	—
Municipal bonds	55,800	—	54,692	1,108
Corporate bonds	123,532	2,485	110,427	11,728
Non-agency RMBS	3,663	—	3,663	—
Certificates of deposit	245	245	—	—
Equity securities	1,626	1,626	—	—
SBA-guaranteed loans held for sale	23,664	—	23,664	—
SBA loans held for investment	20,423	—	20,423	—
Derivative assets	996	—	588	408
Derivative liabilities	4,376	—	4,376	—

Measured at fair value on a non-recurring basis:
Impaired loans	$15,066	$—	$—	$15,066
Other real estate	15,346	—	—	15,346

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

				Fair Value
	Valuation Technique	Unobservable Input	Range	June 30, 2016	December 31, 2015
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,725	$11,728

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	1,607	408

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	19,529	15,066
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Other real estate	Discounted appraisals	Collateral discounts	15-50%	23,091	15,346

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,536	$120,536	$120,536	$—	$—
Investment securities available for sale	1,038,307	1,038,307	33,318	993,264	11,725
Investment securities held to maturity	38,959	41,197	—	41,197	—
Loans held for sale	139,513	139,513	—	139,513	—
Loans, net	5,257,135	5,334,194	—	39,077	5,295,117
Purchased accounts receivable	9,657	9,657	—	9,657	—
Federal Home Loan Bank stock	45,284	45,284	—	45,284	—
Derivative assets	2,512	2,512	—	905	1,607
Accrued interest receivable	19,590	19,590	—	19,590	—

Financial liabilities:
Deposits	5,338,586	5,345,875	—	5,345,875	—
Short-term borrowings	811,383	811,383	—	—	811,383
Long-term debt	229,012	239,072	—	—	239,072
Derivative liabilities	11,942	11,942	—	11,942	—
Accrued interest payable	2,985	2,985	—	2,985	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$111,918	$111,918	$111,918	$—	$—
Investment securities available for sale	689,132	689,132	16,532	665,872	6,728
Investment securities held to maturity	39,182	40,500	—	40,500	—
Loans held for sale	47,287	47,287	—	47,287	—
Loans, net	3,066,775	3,092,461	—	23,664	3,068,797
Purchased accounts receivable	52,688	52,688	—	52,688	—
Federal Home Loan Bank stock	24,844	24,844	—	24,844	—
Derivative assets	996	996	—	588	408
Accrued interest receivable	12,695	12,695	—	12,695	—

Financial liabilities:
Deposits	3,310,297	3,310,306	—	3,310,306	—
Short-term borrowings	375,500	375,500	—	—	375,500
Long-term debt	194,967	198,928	—	—	198,928
Derivative liabilities	4,376	4,376	—	4,376	—
Accrued interest payable	2,550	2,550	—	2,550	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total
Three Months Ended
Balance at April 1, 2016	$1,107	$(6,994)	$(5,887)
Other comprehensive income (loss) before reclassifications	5,778	(1,300)	4,478
Reclassification of gains on AFS securities	(40)	—	(40)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	70	70
Net other comprehensive income (loss) during period	5,738	(1,230)	4,508
Balance at June 30, 2016	$6,845	$(8,224)	$(1,379)

Balance at April 1, 2015	$1,589	$(3,617)	$(2,028)
Other comprehensive income (loss) before reclassifications	(4,016)	2,146	(1,870)
Reclassification of gains on AFS securities	(52)	—	(52)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	5	5
Net other comprehensive income (loss) during period	(4,068)	2,151	(1,917)
Balance at June 30, 2015	$(2,479)	$(1,466)	$(3,945)

Six Months Ended
Balance at January 1, 2016	$(3,321)	$(4,196)	(7,517)
Other comprehensive income (loss) before reclassifications	10,287	(4,168)	6,119
Reclassification of gains on AFS securities	(121)	—	(121)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	140	140
Net other comprehensive income (loss) during period	10,166	(4,028)	6,138
Balance at June 30, 2016	$6,845	$(8,224)	$(1,379)

Balance at January 1, 2015	$(1,185)	$(1,059)	$(2,244)
Other comprehensive loss before reclassifications	(1,242)	(412)	(1,654)
Reclassification of gains on AFS securities	(52)	—	(52)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	5	5
Net other comprehensive loss during period	(1,294)	(407)	(1,701)
Balance at June 30, 2015	$(2,479)	$(1,466)	$(3,945)

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and six-month periods ended June 30, 2016 and 2015, as well as the financial condition of the Company as of June 30, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events in the second quarter of 2016:

•	Net income available to common shareholders totaled $17.4 million, or $0.34 per diluted share, in Q2 2016 compared to $0.33 per diluted share in Q2 2015.

•
The Company achieved record operating earnings in the quarter as net operating earnings available to common shareholders, which excludes certain non-operating income and expenses, improved to $21.2 million, or $0.41 per diluted share, in Q2 2016 from $0.38 per diluted share in Q2 2015.

•
Annualized return on average tangible common equity was 11.89 percent in Q2 2016 compared to 11.90 percent in Q2 2015. Annualized net operating return on average tangible common equity improved to 14.35 percent in Q2 2016 from 13.13 percent in Q2 2015.

•
Efficiency ratio, the ratio of expenses to total revenues, improved to 63.5 percent in Q2 2016 from 64.5 percent in Q2 2015. Operating efficiency ratio improved to 55.5 percent in Q2 2016 from 60.0 percent in Q2 2015 as the Company cut costs and achieved greater operating scale following the NewBridge Merger.

•	Asset quality remains strong, and annualized net charge-offs improved to 0.07 percent of average loans in Q2 2016 from 0.12 percent in Q2 2015.

•
The Company organically grew shareholders' equity in the quarter as tangible common equity to tangible assets was 8.94 percent as of June 30, 2016 compared to 8.72 percent as of March 31, 2016 and 9.21 percent as of December 31, 2015. Tangible book value per common share was $12.28 as of June 30, 2016 compared to $11.94 as of March 31, 2016 and $12.51 as of December 31, 2015.

Mergers and Acquisitions

Proposed Merger with F.N.B. Corporation.

On July 20, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation, a Florida corporation (“FNB”). The Merger Agreement provides that the Company will merge with and into FNB (the “Merger”), with FNB continuing as the surviving corporation. As soon as practicable following execution of the Merger Agreement, the Company’s wholly-owned subsidiary, Yadkin Bank, will merge with and into FNB’s wholly-owned subsidiary, First National Bank of Pennsylvania ("FNB Bank"), with FNB Bank continuing as the surviving entity (the “Bank Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s shareholders will have the right to receive 2.16 shares of FNB common stock, par value $0.01, for each share of the Company’s common stock. Based on FNB’s closing price of $13.20 as of July 20, 2016, the day before the transaction was announced, the estimated aggregate purchase price was $1.47 billion. The transaction is expected to close in the first quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

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

The Company is currently the fourth largest bank headquartered in North Carolina and ranks first by North Carolina deposit market share among community banks. The Company now operates 100 full-service banking locations in its North Carolina and South Carolina banking network and has a significant presence in all major North Carolina markets, including Charlotte, the Raleigh-Durham-Chapel Hill Triangle, the Piedmont Triad, and Wilmington. The previously announced systems integration (originally scheduled for September 2016), will now be completed following the FNB Merger. The NewBridge Merger added $2.1 billion in loans, $2.0 billion in deposits, and resulted in significant changes across most balance sheet categories. The NewBridge Merger, which was effective on March 1, 2016, had a material impact on Company's results of operations. As a result, the Company's second quarter 2016 and first quarter 2016 financial results may not be comparable to financial results in prior periods.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Operating Earnings
Net income	$17,404	$10,741	$25,203	$20,991
Securities gains	(64)	(84)	(194)	(85)
Merger and conversion costs	6,531	(25)	16,866	195
Restructuring charges	25	2,294	46	3,201
Sale of trust business	(417)	—	(417)	—
Income tax effect of adjustments	(2,269)	(836)	(5,486)	(1,267)
Net operating earnings (Non-GAAP)	21,210	12,090	36,018	23,035
Dividends on preferred stock	—	182	—	821
Net operating earnings available to common shareholders (Non-GAAP)	$21,210	$11,908	$36,018	$22,214

Net operating earnings per common share:

Basic (Non-GAAP)	$0.41	$0.38	$0.81	$0.70
Diluted (Non-GAAP)	0.41	0.38	0.80	0.70

Pre-Tax, Pre-Provision Operating Earnings
Net income	$17,404	$10,741	$25,203	$20,991
Provision for loan losses	2,298	994	4,173	1,955
Income tax expense	9,219	6,076	14,140	11,922
Pre-tax, pre-provision income	28,921	17,811	43,516	34,868
Securities gains	(64)	(84)	(194)	(85)
Merger and conversion costs	6,531	(25)	16,866	195
Restructuring charges	25	2,294	46	3,201
Pre-tax, pre-provision operating earnings (Non-GAAP)	$35,413	$19,996	$60,234	$38,179

Operating Non-Interest Income
Non-interest income	$15,637	$10,800	$26,991	$19,639
Securities gains	(64)	(84)	(194)	(85)
Gain on sale of branches	—	—	—	—
Operating non-interest income (Non-GAAP)	$15,573	$10,716	$26,797	$19,554

Operating Non-Interest Expense
Non-interest expense	$50,205	$32,316	$94,929	$63,274
Merger and conversion costs	(6,531)	25	(16,866)	(195)
Restructuring charges	(25)	(2,294)	(46)	(3,201)
Operating non-interest expense (Non-GAAP)	$43,649	$30,047	$78,017	$59,878

Operating Efficiency Ratio
Efficiency ratio	63.45%	64.47%	68.57%	64.47%
Effect to adjust for securities gains	0.05	0.11	0.09	0.06
Effect to adjust for gain on sale of branches	—	—	—	—
Effect to adjust for restructuring charges	(0.03)	(4.58)	(0.04)	(3.26)
Effect to adjust for merger and conversion costs	(8.31)	0.04	(12.23)	(0.21)
Operating efficiency ratio (Non-GAAP)	55.16%	60.04%	56.39%	61.06%

Taxable-Equivalent Net Interest Income
Net interest income	$63,489	$39,327	$111,454	$78,503
Taxable-equivalent adjustment	586	302	1,026	419
Taxable-equivalent net interest income (Non-GAAP)	$64,075	$39,629	$112,480	$78,922

Core Net Interest Income and Net Interest Margin (Annualized)
Taxable-equivalent net interest income (Non-GAAP)	$64,075	$39,629	$112,480	$78,922
Acquisition accounting amortization / accretion adjustments related to:
Loans	(4,781)	(4,035)	(8,346)	(8,346)
Deposits	(471)	(863)	(1,024)	(1,024)
Borrowings and debt	60	132	179	179
Income from issuer call of debt security	—	—	(165)	(165)
Core net interest income (Non-GAAP)	$58,883	$34,863	$103,124	$69,566

Divided by: average interest-earning assets	$6,532,542	$3,702,156	$5,673,105	$3,696,451
Taxable-equivalent net interest margin (Non-GAAP)	3.94%	4.29%	3.99%	4.31%
Core taxable-equivalent net interest margin (Non-GAAP)	3.63%	3.78%	3.66%	4.00%

Analysis of Results of Operations

Q2 2016 compared to Q2 2015

Net income available to common shareholders was $17.4 million, or $0.34 per diluted common share, in the second quarter of 2016 compared to $10.6 million, or $0.33 per diluted common share, in the second quarter of 2015. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $21.2 million in the second quarter of 2016 from $11.9 million in the comparable period of 2015. Similarly, pre-tax, pre-provision operating earnings increased to $35.0 million in the second quarter of 2016 from $20.0 million in the same period of 2015.

Year-to-Date

Net income available to common shareholders was $25.2 million, or $0.56 per diluted common share, in the first six months of 2016 compared to $20.2 million, or $0.64 per diluted common share, in the first six months of 2015. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $36.0 million in the first six months of 2016 from $22.2 million in the comparable period of 2015. Similarly, pre-tax, pre-provision operating earnings increased to $59.8 million in the first six months of 2016 from $38.2 million in the same period of 2015.

Net Interest Income

Q2 2016 compared to Q2 2015

Net interest income was $63.5 million in the second quarter of 2016, an increase from $39.3 million in the second quarter of 2015. This increase was due to the impact of earning assets acquired in the NewBridge Merger as well as solid organic loan growth. Net interest margin declined from 4.29 percent in the second quarter of 2015 to 3.94 percent in the second quarter of 2016, primarily due to lower-yielding acquired NewBridge loans. Core net interest margin, which excludes the impact of accretion income on net interest income, was 3.63 percent in the second quarter of 2016 compared to 3.78 percent in the second quarter of 2015.

Net accretion income on acquired loans totaled $4.8 million in the second quarter of 2016, which consisted of $723 thousand of net accretion on purchased credit-impaired (“PCI”) loans and $4.1 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the second quarter of 2015 totaled $3.6 million, which included $1.1 million of net accretion on PCI loans and $2.4 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $767 thousand of accelerated accretion due to principal prepayments in the second quarter of 2016 compared to $906 thousand in the second quarter of 2015.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended June 30, 2016			Three months ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$5,322,521	$64,478	4.87%	$2,966,953	$40,468	5.47%
Investment securities (2)	1,150,664	7,684	2.69	685,796	4,024	2.35
Federal funds and other	59,357	81	0.55	49,407	45	0.37
Total interest-earning assets	6,532,542	72,243	4.45%	3,702,156	44,537	4.83%
Goodwill	337,485			152,152
Other intangibles, net	31,797			15,570
Other non-interest-earning assets	514,206			401,690
Total assets	$7,416,030			$4,271,568

Liabilities and Equity
Interest-bearing demand	$1,141,173	536	0.19%	$475,546	158	0.13%
Money market and savings	1,582,191	1,115	0.28	997,732	718	0.29
Time	1,448,912	2,782	0.77	1,078,460	2,197	0.82
Total interest-bearing deposits	4,172,276	4,433	0.43	2,551,738	3,073	0.48
Short-term borrowings	758,180	1,360	0.72	320,694	331	0.41
Long-term debt	280,520	2,375	3.41	136,377	1,504	4.42
Total interest-bearing liabilities	5,210,976	8,168	0.63%	3,008,809	4,908	0.65%
Noninterest-bearing deposits	1,147,659			676,858
Other liabilities	64,282			27,090
Total liabilities	6,422,917			3,712,757
Shareholders’ equity	993,113			558,811
Total liabilities and shareholders' equity	$7,416,030			$4,271,568

Net interest income, taxable equivalent		$64,075			$39,629
Interest rate spread (3)			3.82%			4.18%
Tax equivalent net interest margin (4)			3.94%			4.29%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.36%			123.04%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Investment securities include investments in FHLB stock. Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a 35.0 percent federal income tax rate and a 4.0 percent state income tax rate. The taxable-equivalent adjustment was $586 thousand and $302 thousand for the 2016 and 2015 periods, respectively.

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

	Change from Q2 2015 to Q2 2016 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$28,986	$(4,976)	$24,010
Investment securities	3,032	628	3,660
Federal funds and other interest-earning assets	10	26	36
Total interest-earning assets	32,028	(4,322)	27,706

Interest-bearing liabilities:
Interest-bearing demand	288	90	378
Money market and savings	420	(23)	397
Time deposits	723	(138)	585
Total interest-bearing deposits	1,431	(71)	1,360
Short-term borrowings	666	363	1,029
Long-term debt	1,285	(414)	871
Total interest-bearing liabilities	3,382	(122)	3,260
Change in net interest income, taxable equivalent	$28,646	$(4,200)	$24,446

Year-to-Date

Net interest income was $111.5 million in the first six months of 2016, an increase from $78.5 million in the first six months of 2015. This increase was due to the impact of earning assets acquired in the NewBridge Merger and organic loan growth. Net interest margin declined from 4.31 percent in the first six months of 2015 to 3.99 percent in the first six months of 2016, primarily due to lower-yielding acquired NewBridge loans. Core net interest margin, which excludes the impact of accretion income on net interest income, was 3.66 percent in the first six months of 2016 compared to 4.00 percent in the first six months of 2015.

Net accretion income on acquired loans totaled $8.3 million in the first six months of 2016, which consisted of $1.9 million of net accretion on purchased credit-impaired (“PCI”) loans and $6.5 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first six months of 2015 totaled $8.0 million, which included $1.8 million of net accretion on PCI loans and $6.2 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $2.6 million of accelerated accretion due to principal prepayments in the first six months of 2016 compared to $2.4 million in the first six months of 2015.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Six months ended June 30, 2016			Six months ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans(1)	$4,582,815	$112,542	4.94%	$2,945,620	$80,148	5.49%
Investment securities(2)	1,028,782	14,144	2.76	696,342	8,253	2.39
Federal funds and other	61,508	184	0.60	54,489	95	0.35
Total interest-earning assets	5,673,105	126,870	4.50%	3,696,451	88,496	4.83%
Goodwill	277,122			152,152
Other intangibles, net	25,915			15,965
Other non-interest-earning assets	475,091			396,055
Total assets	$6,451,233			$4,260,623

Liabilities and Equity
Interest-bearing demand	$941,381	840	0.18%	$473,233	318	0.14%
Money market and savings	1,392,494	1,971	0.28	1,000,444	1,434	0.29
Time	1,322,495	5,169	0.79	1,084,205	4,210	0.78
Total interest-bearing deposits	3,656,370	7,980	0.44	2,557,882	5,962	0.47
Short-term borrowings	634,217	2,166	0.69	281,421	620	0.44
Long-term debt	248,987	4,244	3.43	166,340	2,992	3.63
Total interest-bearing liabilities	4,539,574	14,390	0.64%	3,005,643	9,574	0.64%
Noninterest-bearing deposits	1,005,925			667,280
Other liabilities	54,034			26,223
Total liabilities	5,599,533			3,699,146
Shareholders’ equity	851,700			561,477
Total liabilities and shareholders' equity	$6,451,233			$4,260,623

Net interest income, taxable equivalent		$112,480			$78,922
Interest rate spread(3)			3.86%			4.19%
Tax equivalent net interest margin(4)			3.99%			4.31%

Percentage of average interest-earning assets to average interest-bearing liabilities			124.97%			122.98%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Investment securities include investments in FHLB stock. Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a 35.0 percent federal income tax rate and a 4.0 percent state income tax rate. The taxable-equivalent adjustment was $1.0 million and $419 thousand for the 2016 and 2015 periods, respectively.

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

	Change from YTD 2015 to YTD 2016 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$40,853	$(8,459)	$32,394
Investment securities	4,429	1,462	5,891
Federal funds and other interest-earning assets	13	76	89
Total interest-earning assets	45,295	(6,921)	38,374

Interest-bearing liabilities:
Interest-bearing demand	394	128	522
Money market and savings	577	(40)	537
Time deposits	911	48	959
Total interest-bearing deposits	1,882	136	2,018
Short-term borrowings	1,068	478	1,546
Long-term debt	1,415	(163)	1,252
Total interest-bearing liabilities	4,365	451	4,816
Change in net interest income, taxable equivalent	$40,930	$(7,372)	$33,558

Provision for Loan Losses

Q2 2016 compared to Q2 2015

The following table summarizes the changes in the Company's ALLL for the quarters presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2Q 2016:
Balance at April 1, 2016	$9,453	$778	$10,231
Net charge-offs	(896)	—	(896)
Provision for loan losses	2,307	(9)	2,298
Balance at June 30, 2016	$10,864	$769	$11,633

2Q 2015:
Balance at April 1, 2015	$6,907	$1,377	$8,284
Net charge-offs	(920)	—	(920)
Provision for loan losses	1,013	(19)	994
Balance at June 30, 2015	$7,000	$1,358	$8,358

Provision for loan losses was $2.3 million in the second quarter of 2016 compared to $994 thousand in the second quarter of 2015. The higher provision for loan losses was primarily due to an increase in originated loan growth. Net charge-offs declined to an annualized 0.07 percent of average loans in the second quarter of 2016 compared to an annualized 0.12 percent of average loans in the second quarter of 2015.

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

Results of the Company’s cash flow re-estimation for PCI loans in the second quarter of 2016 are summarized below.

(Dollars in thousands)	Provision	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(226)	$4,458	6.41%	7.67%
Loan pools with cash flow decrease	222	(339)	14.39	12.71
Non-pooled loans	(5)	(308)	65.30	19.51
Total	$(9)	$3,811	7.34%	8.14%

Year-to-Date

The following table summarizes the changes in the Company's ALLL for the year-to-date periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2016:
Balance at January 1, 2016	$8,447	$1,322	$9,769
Net charge-offs	(2,309)	—	(2,309)
Provision for loan losses	4,726	(553)	4,173
Balance at June 30, 2016	$10,864	$769	$11,633

2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(1,414)	—	(1,414)
Provision for loan losses	1,895	60	1,955
Balance at June 30, 2015	$7,000	$1,358	$8,358

Provision for loan losses was $4.2 million in the six months ended June 30, 2016 compared to $2.0 million in the same period of 2015. The higher provision for loan losses reflected higher provision expense on non-PCI loans, net of a provision credit on PCI loans. Provision expense on non-PCI loans was primarily due to an increase in originated loan growth. Net charge-offs represented an annualized 0.09 percent of average loans in the six months ended June 30, 2016, compared to an annualized 0.10 percent of average loans in the same period of 2015. The current period YTD provision credit resulted from improving cash flows on certain of the Company's PCI loan pools in the first quarter of 2016.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Service charges and fees on deposit accounts	$5,795	$3,495	$10,007	$6,748
Government-guaranteed lending	2,680	3,677	5,752	6,550
Mortgage banking	3,850	1,633	5,473	2,955
Bank-owned life insurance	733	465	1,285	937
Gains on sales of available for sale securities	64	84	194	85
Gain on sale of trust business	417	—	417	—
Other	2,098	1,446	3,863	2,364
Total non-interest income	$15,637	$10,800	$26,991	$19,639

Q2 2016 compared to Q2 2015

Non-interest income totaled $15.6 million in the second quarter of 2016, an increase from $10.8 million in the same period of 2015. Service charges and fees on deposit accounts increased by $2.3 million primarily due to the addition of acquired NewBridge deposit accounts. Government-guaranteed, small business lending income declined by $997 thousand due to changes in the mix of SBA loan production as well as lower gain on sale premiums. Mortgage banking income improved by $2.2 million as a result of strong local housing markets within the Company's footprint, a favorable interest rate environment for mortgage activity, a $1.2 million gain on a forward commitment to sell a portfolio of conforming residential mortgage loans previously held in the NewBridge loan portfolio, and the addition of NewBridge mortgage bankers. Other non-interest income increased $652 thousand, primarily due to improved wealth and brokerage income.

Year-to-Date

Non-interest income totaled $27.0 million in the six months ended June 30, 2016, an increase from $19.6 million in the same period of 2015. Service charges and fees on deposit accounts increased by $3.3 million primarily due to the addition of acquired NewBridge deposit accounts. Government-guaranteed, small business lending income declined $798 thousand in the six months ended June 30, 2016 due to changes in the mix of SBA loan production as well as lower gain on sale premiums. Mortgage banking income improved by $2.5 million as a result of strong local housing markets within the Company's footprint, a favorable interest rate environment for mortgage activity, a $1.2 million gain on a forward commitment to sell a portfolio of conforming residential mortgage loans previously held in the NewBridge loan portfolio, and the addition of NewBridge mortgage bankers. Other non-interest income increased $1.5 million, primarily due to improved wealth and brokerage income.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Salaries and employee benefits	$22,939	$15,391	$40,979	$30,593
Occupancy and equipment	7,315	4,637	12,850	9,436
Data processing	2,783	1,929	4,923	3,817
FDIC deposit insurance premiums	770	772	1,591	1,486
Professional services	1,547	1,407	2,655	2,499
Foreclosed asset expense, net	137	445	448	633
Loan, collection, and repossession expense	1,004	850	2,144	1,786
Merger and conversion costs	6,531	(25)	16,866	195
Restructuring charges	25	2,294	46	3,201
Amortization of other intangible assets	1,671	777	2,723	1,592
Other	5,483	3,839	9,704	8,036
Total non-interest expense	$50,205	$32,316	$94,929	$63,274

Q2 2016 compared to Q2 2015

Non-interest expense totaled $50.2 million in the second quarter of 2016, an increase from $32.3 million in the second quarter of 2015. The increase in expenses was primarily due to a $6.6 million increase in merger and conversion costs, which includes professional fees, personnel costs, and other expenses required to close the NewBridge Merger as well as costs to convert data processing, technology, signage, and branch network to the Company's integrated platform. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $30.0 million in the second quarter of 2015 to $43.6 million in the second quarter of 2016. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories all increased as a result of the NewBridge Merger, which added employees, branch and other facilities, and equipment to the Company's expense base.

Operating efficiency ratio, which excludes merger and conversion costs and restructuring charges, improved from 60.0 percent in the second quarter of 2015 to 55.5 percent in the second quarter of 2016. In an effort to improve operating efficiency, the Company closed ten branches in late Q2 2016. The previously announced systems integration (originally scheduled for September 2016), will now be completed following the FNB Merger.

Year-to-Date

Non-interest expense totaled $94.9 million in the six months ended June 30, 2016, an increase from $63.3 million the same period of 2015. Merger and conversion costs, which includes professional fees, personnel costs, and costs to convert data processing, technology, signage, and branch network to the Company's integrated platform, increased $16.7 million during 2016. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $30.0 million in the six months ended June 30, 2015 to $43.6 million in the same period of 2016. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories all increased as a result of the NewBridge Merger, which added employees, branch and other facilities, and equipment to the Company's expense base, beginning March 1, 2016.

Income Taxes

Q2 2016 compared to Q2 2015

Income tax expense was $9.2 million in the second quarter of 2016 compared to $6.1 million in the second quarter of 2015. The Company's effective tax rate totaled 34.6 percent in the second quarter of 2016 compared to 36.1 percent in the second quarter of 2015. The lower effective tax rate during the second quarter of 2016 resulted from renewable energy tax credit investments made in late 2015 that had a favorable impact on income tax expense during 2016.

Year-to-Date

Income tax expense was $14.1 million in the six months ended June 30, 2016 compared to $11.9 million in the same period of 2015. The Company's effective tax rate totaled 35.9 percent in the six months ended June 30, 2016 compared to 36.2 percent in the same period of 2015.

Analysis of Financial Condition

The NewBridge Merger significantly impacted each major component of the Company's balance sheet. The following table summarizes the year-to-date changes in major balance sheet components, including and excluding the acquired NewBridge balances.

(Dollars in thousands)	June 30, 2016	December 31, 2015	YTD Change	Acquired NewBridge Balances	YTD Change Excluding Acquired NewBridge Balances

Cash and cash equivalents	$120,536	$111,918	$8,618	$45,143	$(36,525)
Investment securities	1,077,266	728,314	348,952	442,696	(93,744)
Loans held for sale	139,513	47,287	92,226	13,661	78,565
Loans	5,268,768	3,076,544	2,192,224	2,061,136	131,088
Allowance for loan losses	(11,633)	(9,769)	(1,864)	—	(1,864)
Other assets	860,775	519,850	340,925	403,530	(62,605)
Total assets	$7,455,225	$4,474,144	$2,981,081	$2,966,166	$14,915

Deposits	$5,338,586	$3,310,297	$2,028,289	$1,990,109	$38,180
Short-term borrowings	811,383	375,500	435,883	472,335	(36,452)
Long-term debt	229,012	194,967	34,045	31,724	2,321
Other liabilities	73,706	30,831	42,875	40,662	2,213
Total liabilities	6,452,687	3,911,595	2,541,092	2,534,830	6,262
Shareholders' equity	1,002,538	562,549	439,989	431,336	8,653
Total liabilities and shareholders' equity	$7,455,225	$4,474,144	$2,981,081	$2,966,166	$14,915

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

The amortized cost and fair value of the available-for-sale securities portfolio were both $1.03 billion as of June 30, 2016, compared to $694.5 million and $689.1 million, respectively, as of December 31, 2015. The amortized cost and fair value of the held-to-maturity securities portfolio was $39.0 million and $41.2 million, respectively, as of June 30, 2016 compared to $39.2 million and $40.5 million, respectively, as of December 31, 2015.

Marketable investment securities accounted for as available-for-sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. As of June 30, 2016 and December 31, 2015, the available-for-sale securities portfolio had $13.2 million and $2.2 million, respectively, of unrealized gains and $2.2 million and $7.6 million, respectively, of unrealized losses. Marketable investment securities accounted for as held to maturity are recorded at amortized cost.

The securities in an unrealized loss position as of June 30, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of June 30, 2016.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$31,322	$31,554	$5,980	$5,982
SBA-guaranteed securities	18,938	19,042	12,114	12,176
Mortgage-backed securities issued by GSEs	556,287	563,413	440,654	435,625
Municipal bonds	131,241	134,337	55,402	55,800
Corporate bonds	201,600	202,441	123,669	123,532
Collateralized loan obligations	50,516	50,276	50,538	50,483
Non-agency RMBS	—	—	3,528	3,663
Non-agency CMBS	25,334	25,497	—	—
Certificates of deposit	992	992	245	245
Equity securities	11,108	10,755	2,381	1,626
Total securities available for sale	$1,027,338	$1,038,307	$694,511	$689,132

Securities held to maturity:
Municipal bonds	$38,959	$41,197	$39,182	$40,500

The table below summarizes the amortized cost of debt securities in the investment portfolio as of June 30, 2016, segregated by major category with ranges of maturities and average yields. Mortgage-backed securities, and other similar securities collateralized by loan pools which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities of the underlying collateral, anticipating future prepayments.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$1,004	0.98%	$16,187	1.42%	$14,363	2.27%	$—	—%	$31,554	1.79%
SBA-guaranteed securities	—	—	3,993	2.72	15,049	2.35	—	—	19,042	2.43
Mortgage-backed securities	7,753	2.28	423,838	1.99	136,682	2.48	20,637	2.91	588,910	2.14
Municipal bonds (1)	9,134	3.95	44,184	2.63	70,229	3.01	10,790	5.75	134,337	3.17
Corporate bonds	41,581	2.71	121,740	2.99	34,613	3.72	4,507	3.46	202,441	3.07
Collateralized loan obligations	—	—	—	—	50,276	2.75	—	—	50,276	2.75
Certificates of deposit	992	0.50	—	—	—	—	—	—	992	0.50
Total debt securities available for sale	$60,464	2.78%	$609,942	2.23%	$321,212	2.76%	$35,934	3.83%	$1,027,552	2.48%

Securities held to maturity:
Municipal bonds (1)	$1,014	3.45%	$30,164	3.86%	$4,050	4.11%	$3,731	5.78%	$38,959	4.06%

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of June 30, 2016, the weighted average life of the Company's debt securities was 4.7 years, and the weighted average effective duration was 2.9 years.

The Company owned $45.3 million and $24.8 million of Federal Home Loan Bank ("FHLB") stock as of June 30, 2016 and December 31, 2015, respectively. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $5.27 billion as of June 30, 2016, which was an increase of $2.19 billion from December 31, 2015. Excluding acquired NewBridge loans, the YTD increase in loan balances was $131.1 million. The following table provides a summary of the Company’s loan portfolio composition by loan type.

Composition of Loan Portfolio:	June 30, 2016	December 31, 2015
Commercial:
Commercial real estate	47.2%	46.8%
Commercial and industrial	14.7	16.2
Construction and development	8.0	12.8
Consumer:
Residential real estate	13.0	12.4
Construction and development	5.7	1.0
Home equity	10.1	9.5
Consumer	1.3	1.3
Total	100.0%	100.0%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	June 30, 2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$116,546	$33,150	$18,606	$39,966	$15,659	$1,644	$6,307	$231,878
1-5 years	1,220,678	188,385	74,213	201,564	70,687	1,563	25,551	1,782,641
After 5 years	525,695	59,275	34,697	178,249	17,032	1,505	27,447	843,900
Total	1,862,919	280,810	127,516	419,779	103,378	4,712	59,305	2,858,419
Variable Rate: (1)
1 year or less	86,200	177,115	215,609	11,473	69,482	16,724	5,393	581,996
1-5 years	389,958	239,348	63,056	26,407	107,838	95,310	1,055	922,972
After 5 years	151,647	78,211	13,158	228,465	19,197	414,233	1,655	906,566
Total	627,805	494,674	291,823	266,345	196,517	526,267	8,103	2,411,534
Total loans	$2,490,724	$775,484	$419,339	$686,124	$299,895	$530,979	$67,408	$5,269,953
(1) Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of June 30, 2016 totaled $202.6 million, of which $201.7 million were grouped into pools and $914 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2015 totaled $142.0 million, of which $141.2 million were grouped into pools and $855 thousand were accounted for on an individual loan basis.

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

Nonperforming loans as a percentage of total loans was 0.94 percent as of June 30, 2016, which was a decline from 1.06 percent as of December 31, 2015 and 1.10 percent as of June 30, 2015. Total nonperforming assets as a percentage of total assets was 1.08 percent as of June 30, 2016 compared to 1.07 percent as of December 31, 2015 and 1.06 percent as of June 30, 2015. Acquired PCI loans that are included in loan pools, including acquired Yadkin PCI loans, are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets as of the dates presented.

(Dollars in thousands)	June 30, 2016	December 31, 2015

Nonaccrual loans
Commercial:
Commercial real estate	$15,387	$6,130
Commercial and industrial	11,851	4,126
Construction and development	1,644	468
Consumer:
Residential real estate	5,862	5,353
Construction and development	—	1,324
Home equity	4,028	3,245
Other consumer	267	548
Total nonaccrual loans	39,039	21,194
Accruing loans past due 90 days or more (1)	10,264	11,337
Total nonperforming loans	49,303	32,531
Nonperforming purchased accounts receivable	7,907	—
Other real estate:
Residential real estate	2,416	1,784
All other real estate	20,675	13,562
Total nonperforming assets	$80,301	$47,877

Restructured loans not included above	$5,663	$5,609
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

As of June 30, 2016, nonperforming assets includes $7.9 million of nonperforming purchased accounts receivable. As discussed in Note F, there was no contingency accrual related to this potential exposure as of June 30, 2016. The Company has discontinued its investment in purchased accounts receivable.

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

The following table presents the allocation of ALLL for the periods presented.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Commercial:
Commercial real estate	$4,525	38.9%	$3,682	37.7%
Commercial and industrial	3,057	26.3	2,431	24.9
Construction and development	1,282	11.0	866	8.9
Consumer:
Residential real estate	985	8.5	1,257	12.9
Construction and development	289	2.5	237	2.4
Home equity	1,119	9.6	883	9.0
Consumer	376	3.2	413	4.2
Total allowance for loan losses	$11,633	100.0%	$9,769	100.0%

The following table summarizes changes in ALLL for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

ALLL, beginning of period	$10,231	$8,284	$9,769	$7,817
Charge-offs:
Commercial:
Commercial real estate	10	157	91	256
Commercial and industrial	474	602	1,435	971
Construction and development	98	51	115	67
Consumer:
Residential real estate	57	120	217	130
Home equity	145	183	342	318
Consumer	228	112	445	248
Total charge-offs	1,012	1,225	2,645	1,990
Recoveries:
Commercial:
Commercial real estate	2	7	6	12
Commercial and industrial	73	114	77	250
Construction and development	17	5	28	10
Consumer:
Residential real estate	11	28	193	52
Construction and development	—	—	—	27
Home equity	2	113	2	154
Consumer	11	38	30	71
Total recoveries	116	305	336	576
Net charge-offs	896	920	2,309	1,414
Provision for loan losses	2,298	994	4,173	1,955
ALLL, end of period	$11,633	$8,358	$11,633	$8,358

Net charge-offs to average loans (annualized)	0.07%	0.12%	0.09%	0.10%

The ALLL to total loans ratio was 0.22 percent as of June 30, 2016 compared to 0.32 percent as of December 31, 2015. The decline in the ALLL ratio was due to acquired NewBridge loans. At acquisition, these loans were adjusted to fair value, and the historical ALLL was eliminated. Therefore, ALLL was unchanged as a result of the NewBridge Merger, but loan balances increased significantly. Adjusted ALLL, which includes ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 1.62 percent of total loans as of December 31, 2015 to 1.41 percent of total loans as of June 30, 2016.

The reduction in the ALLL and adjusted ALLL was also influenced by decreases in historical loss rates used in the ALLL model, partially offset adjustments to the ALLL model qualitative factors resulting from higher nonaccrual loan balances during 2016.

The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	June 30, 2016	December 31, 2015

Allowance for loan losses	$11,633	$9,769
Net acquisition accounting fair value discounts to loans	62,745	40,188
Adjusted allowance for loan losses (Non-GAAP)	$74,378	$49,957

Divided by: total loans	$5,268,768	$3,076,544
Adjusted allowance for loan losses to loans (Non-GAAP)	1.41%	1.62%

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2016 and December 31, 2015, brokered deposits represented 14.1 percent and 13.2 percent, respectively, of total deposits.

Total deposits as of June 30, 2016 were $5.34 billion, which was an increase of $2.03 billion from December 31, 2015. Excluding acquired NewBridge deposits, the increase in deposit balances was $38.2 million. As of June 30, 2016 and December 31, 2015, the Company had outstanding time deposits under $100 thousand of $556.0 million and $335.3 million, respectively, and time deposits over $100 thousand of $885.9 million and $682.6 million, respectively.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

Composition of Deposit Portfolio:	June 30, 2016	December 31, 2015

Non-interest demand	21.7%	22.5%
Interest-bearing demand	21.0	15.8
Money market and savings	30.3	31.0
Time deposits	27.0	30.7
Total	100.0%	100.0%

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$1,147,659	21.6%	—%	$676,858	21.0%	—%
Interest-bearing demand	1,141,173	21.5	0.19	475,546	14.7	0.13
Money market and savings	1,582,191	29.7	0.28	997,732	30.9	0.29
Time deposits	1,448,912	27.2	0.77	1,078,460	33.4	0.82
Total average deposits	$5,319,935	100.0%	0.34%	$3,228,596	100.0%	0.38%

	Six months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$1,005,925	18.9%	—%	$667,280	20.7%	—%
Interest-bearing demand	941,381	17.7	0.18	473,233	14.7	0.14
Money market and savings	1,392,494	26.2	0.28	1,000,444	31.0	0.29
Time deposits	1,322,495	24.9	0.79	1,084,205	33.6	0.78
Total average deposits	$4,662,295	87.7%	0.34%	$3,225,162	100.0%	0.37%

The overall mix of deposits has shifted to a higher percentage of interest-bearing demand balances with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.34 percent in the second quarter of 2016 compared to 0.38 percent in the second quarter of 2015 due to changes in deposit mix and rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings, which consist of FHLB advances maturing within twelve months and a structured repurchase agreement acquired from NewBridge which matures in December 2016, increased by $435.9 million in the first quarter. However, excluding acquired NewBridge funds, short-term borrowings decreased by $36.5 million as the Company used deposit growth and cash flows from the investment portfolio to reduce its borrowed funds balances.

Long-term debt increased by $34.0 million since December 31, 2015. Excluding acquired NewBridge funds, long-term debt increased by $2.3 million. Long-term debt includes FHLB advances maturing beyond one year, subordinated debt, junior subordinated debt to unconsolidated trusts ("TRUPs"), and capital lease obligations. After the NewBridge Merger, the Company began the process of extending and laddering out maturities on certain acquired FHLB advances to better balance the Company's liquidity and interest rate risk profile. All NewBridge FHLB advances at acquisition were set to mature within twelve months.

Shareholders’ Equity

Total shareholders’ equity was $1.00 billion as of June 30, 2016, an increase of $440.0 million from December 31, 2015. The increase was due to $431.3 million of net assets acquired in the NewBridge Merger, $25.2 million of net income earned during 2016, and $6.1 million of net other comprehensive income, partially offset by $24.1 million of common stock dividends.

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

The primary sources of liquidity at the holding company are dividend distributions from the Bank. In addition, the holding company maintains a loan agreement with a correspondent bank providing for a revolving loan of up to an aggregate principal amount of $10.0 million. Borrowings under the loan agreement accrue interest at LIBOR plus 4.0 percent. The loan agreement will expire on July 1, 2017. However, the Company may extend the maturity date by twelve months so long as it is not in default under the loan agreement. The obligations of the loan agreement are secured by, among other things, a pledge of all of the capital stock of the Bank. The primary uses of liquidity at the holding company are common stock dividends, debt payments on its subordinated debt and TRUPs, and operating expenses.

As of June 30, 2016, the Company's most liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold, and investment securities available for sale) totaled $1.16 billion, which represented 15.5 percent of total assets and 21.7 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company had available off-balance sheet liquidity in the form of secured and unsecured lines of credit from various correspondent banks which totaled $456.8 million as of June 30, 2016. As of June 30, 2016, outstanding commitments for undisbursed lines of credit and letters of credit totaled $1.52 billion, and standby letters of credit issued by the FHLB on the Bank's behalf totaled $31.0 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $5.59 billion, or 75 percent, of total assets as of June 30, 2016 compared to $3.43 billion or 77 percent of total assets as of December 31, 2015.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2016
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$549,749	$600,244	$261,878	$30,021	$1,441,892
Short-term borrowings	811,383	—	—	—	811,383
Long-term debt (includes capital leases)	579	119,785	5,000	103,648	229,012
Operating leases	5,131	10,175	2,699	2,571	20,576
Total contractual obligations	$1,366,842	$730,204	$269,577	$136,240	$2,502,863

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

The Company's and the Bank’s capital amounts and ratios as of June 30, 2016 are presented in the table below.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$712,872	11.58%	$492,494	8.00%	N/A	N/A
Tier 1 risk-based capital	643,036	10.45%	369,371	6.00%	N/A	N/A
Common equity Tier 1	619,109	10.06%	277,028	4.50%	N/A	N/A
Tier 1 leverage capital	643,036	9.17%	280,481	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$705,471	11.46%	$492,338	8.00%	$615,422	10.00%
Tier 1 risk-based capital	689,785	11.21%	369,253	6.00%	492,338	8.00%
Common equity Tier 1	689,785	11.21%	276,940	4.50%	400,025	6.50%
Tier 1 leverage capital	689,785	9.84%	280,315	4.00%	350,394	5.00%

On July 20, 2016, the Company's Board of Directors declared a regular quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock, payable August 18, 2016, to shareholders of record as of August 11, 2016. A similar dividend was declared and paid during the first quarter of 2016. Additionally, on February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock, which was paid on March 7, 2016 to shareholders of record as of February 29, 2016.

The Company's tangible book value per common share was $12.28 as of June 30, 2016, compared to $12.51 as of December 31, 2015. Tangible common equity to tangible assets was 8.94 percent as of June 30, 2016, compared to 9.21 percent as of December 31, 2015. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are both non-GAAP financial metrics.

(Dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015

Total shareholders' equity	$1,002,538	$562,549
Less: Goodwill and other intangible assets, net	368,925	165,731
Tangible common equity (Non-GAAP)	$633,613	$396,818
Common shares outstanding	51,577,575	31,726,767

Tangible book value per share (Non-GAAP)	$12.28	$12.51

Total assets	$7,455,225	$4,474,144
Less: Goodwill and other intangible assets, net	368,925	165,731
Tangible assets (Non-GAAP)	$7,086,300	$4,308,413

Tangible common equity to tangible assets (Non-GAAP)	8.94%	9.21%

Forward-Looking Information
This periodic report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, risks related to the proposed merger with F.N.B. Corporation, reduced earnings due to larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors; reduced earnings due to larger credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; the rate of delinquencies and amount of loans charged-off; the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods; costs or difficulties related to the integration of the banks we acquired or may acquire may be greater than expected; our ability to achieve the estimated synergies from the NewBridge Acquisition and once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans; our ability to integrate NewBridge on our schedule and budget; results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets; the amount of our loan portfolio collateralized by real estate; our ability to maintain appropriate levels of capital; adverse changes in asset quality and resulting credit risk-related losses and expenses; increased funding costs due to market illiquidity, competition for funding, and increased regulatory requirements with regard to funding; significant increases in competitive pressure in the banking and financial services industries; changes in political conditions or the legislative or regulatory environment, including the effect of future financial reform legislation on the banking industry; general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; our ability to retain our existing customers, including our deposit relationships; changes occurring in business conditions and inflation; changes in monetary and tax policies; ability of borrowers to repay loans; risks associated with a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; changes in accounting principles, policies or guidelines; changes in the assessment of whether a deferred tax valuation allowance is necessary; our reliance on secondary liquidity sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits; loss of consumer confidence and economic disruptions resulting from terrorist activities or military actions; and changes in the securities markets. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The forward-looking statements in this periodic report on Form 10-Q speak only as of the date of this periodic report, and the Company does not assume any obligation to update such forward-looking statements.
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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2016.

	June 30, 2016
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	10.29%	(4.25)%
+ 3.0%	7.70	(2.98)
+ 2.0%	4.86	(1.86)
+ 1.0%	1.95	(0.98)
No change	—	—
- 1.0%	(0.87)	(0.62)

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties unknown to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additionally, there are or will be important factors related to the proposed merger with F.N.B. Corporation that could cause actual results to differ materially from anticipated results. We believe that these factors include, but are not limited to, the following:

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the FNB Merger.

Before the FNB Merger and the FNB Bank Merger may be completed, Yadkin and FNB must obtain approvals from the Federal Reserve Board, the OCC and the North Carolina Commissioner of Banks. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain or a delay in receiving their approval. These regulators may impose conditions on the completion of the FNB Merger or the FNB Bank Merger or require changes to the terms of the FNB Merger or the FNB Bank Merger. Such conditions or changes could delay or prevent completion of the FNB Merger or the FNB Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the FNB Merger and the FNB Bank Merger, any of which might have an adverse effect on the combined company following the FNB Merger.

Combining the two companies may be more difficult, costly or time consuming than expected.

Yadkin and FNB have operated and, until the completion of the FNB Merger, will continue to operate independently. The success of the FNB Merger, including anticipated benefits and cost savings, will depend, in part, on FNB’s ability to successfully combine and integrate the businesses of FNB and Yadkin in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the FNB Merger. The loss of key employees could adversely affect Yadkin’s ability to successfully conduct its business, which could have an adverse effect on Yadkin’s financial results and the value of the Yadkin common stock. If FNB experiences difficulties with the integration process, the anticipated benefits of the FNB Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause FNB and/or Yadkin to lose customers or cause customers to remove their accounts from FNB and/or Yadkin and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the FNB Merger could be less than anticipated.

The FNB Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the FNB Merger not being completed. Termination of the FNB Merger Agreement could negatively impact Yadkin.

The FNB Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and adoption of the FNB Merger by Yadkin shareholders. If any condition to the FNB Merger is not satisfied or waived, to the extent permitted by law, including the absence of any materially burdensome condition in the regulatory approvals, the FNB Merger will not be completed. In addition, either FNB or Yadkin may terminate the FNB Merger Agreement under certain circumstances even if the FNB Merger is adopted by the Yadkin shareholders, including but not limited to, if the FNB Merger has not been completed on or before May 31, 2017.

If the FNB Merger Agreement is terminated, there may be various consequences. For example, Yadkin’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the FNB Merger, without realizing any of the anticipated benefits of completing the FNB Merger. Additionally, if the FNB Merger Agreement is terminated, the market price of Yadkin’s common stock could decline to the extent that the current market prices reflect a market assumption that the FNB Merger will be completed.

FNB and Yadkin will be subject to business uncertainties and contractual restrictions while the FNB Merger is pending.

The FNB Merger Agreement restricts Yadkin from operating its business other than in the ordinary course and prohibits Yadkin from taking specified actions without FNB’s consent until the FNB Merger occurs. These restrictions may prevent Yadkin from pursuing attractive business opportunities that may arise prior to the completion of the FNB Merger. In addition, uncertainty about the effect of the FNB Merger on employees and customers may have an adverse effect on Yadkin. These uncertainties may impair Yadkin’s ability to attract, retain and motivate key personnel until the FNB Merger is completed, and could cause customers and others that deal with Yadkin to seek to change existing business relationships with Yadkin. Retention of certain employees by Yadkin may be challenging while the FNB Merger is pending, as certain employees may experience uncertainty about their future roles with Yadkin. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Yadkin, Yadkin’s business could be harmed.

The uncertainty caused by the pending FNB Merger could cause Yadkin’s clients and business associates to seek to change their existing business relationships with Yadkin. These uncertainties may impair Yadkin’s ability to attract, retain and grow Yadkin’s client base until the FNB Merger is complete.

The market value of the merger consideration that Yadkin shareholders will receive as a result of the FNB Merger may fluctuate.

If the FNB Merger is completed, each share of the Yadkin common stock will be converted into the right to receive 2.16 shares of FNB common stock, and cash in lieu of any fractional shares. The market value of the merger consideration may vary from the closing price of FNB common stock on the date the FNB Merger was announced, on the date that the proxy statement/prospectus is mailed to the Yadkin shareholders, on the date of the special meeting of the Yadkin shareholders, on the date the FNB Merger is consummated and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects, and the regulatory situation of FNB and Yadkin. Many of these factors are beyond the control of Yadkin. Any change in the market price of FNB common stock prior to completion of the FNB Merger will affect the amount of and the market value of the merger consideration that Yadkin shareholders will receive upon completion of the FNB Merger. Accordingly, at the time of the special meeting, the Yadkin shareholders will not know or be able to calculate the amount or the market value of the merger consideration they would receive upon completion of the FNB Merger.

Further, the results of operations of the combined company following the FNB Merger and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of FNB and Yadkin.

If the FNB Merger is not completed, Yadkin will have incurred substantial expenses without realizing the expected benefits of the FNB Merger.

Yadkin has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the FNB Merger Agreement, including a portion of the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus relating to the FNB Merger. If the FNB Merger is not completed, Yadkin would have to recognize its portion of these expenses without realizing the expected benefits of the FNB Merger.

The FNB Merger Agreement limits Yadkin’s ability to pursue an alternative acquisition proposal and could require Yadkin to pay a termination fee of $45 million under certain circumstances relating to alternative acquisition proposals.

The FNB Merger Agreement prohibits Yadkin from soliciting, initiating or knowingly encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the FNB Merger Agreement. The FNB Merger Agreement also provides for the payment by Yadkin to FNB of a termination fee in the amount of $45 million (and, in some cases, FNB’s documented out-of-pocket expenses incurred in connection with the FNB Merger) in the event that Yadkin or FNB terminates the FNB Merger Agreement for certain specified reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Yadkin from considering or proposing such an acquisition.

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

Item 6. Exhibits

2.1
Agreement and Plan of Merger between F.N.B. Corporation and Yadkin Financial Corporation, dated as of July 20, 2016 (incorporated by reference to Exhibit 2.1 to Yadkin Financial Corporation's Current Report on Form 8-K filed on July 21, 2016)

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

YADKIN FINANCIAL CORPORATION

Date:	August 5, 2016	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	August 5, 2016	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer