Form 10-Q
period 2016-09-30
YADKIN FINANCIAL Corp
filed 2016-11-09
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2016

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 51,750,138 shares of Voting Common Stock and 0 shares of Non-Voting Common Stock outstanding as of November 8, 2016.

YADKIN FINANCIAL CORPORATION
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2016 and December 31, 2015

(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$96,090	$60,783
Interest-earning deposits with banks	66,188	50,885
Federal funds sold	—	250
Investment securities available for sale, at fair value	965,960	689,132
Investment securities held to maturity	38,847	39,182
Loans held for sale	85,964	47,287
Loans	5,253,309	3,076,544
Allowance for loan losses	(12,142)	(9,769)
Net loans	5,241,167	3,066,775
Purchased accounts receivable	7,907	52,688
Federal Home Loan Bank stock, at cost	41,693	24,844
Premises and equipment, net	108,557	73,739
Bank-owned life insurance	140,125	78,863
Other real estate	31,726	15,346
Deferred tax asset, net	62,303	55,607
Goodwill	339,549	152,152
Other intangible assets, net	29,117	13,579
Accrued interest receivable and other assets	95,887	53,032
Total assets	$7,351,080	$4,474,144

Liabilities
Deposits:
Non-interest demand	$1,149,403	$744,053
Interest-bearing demand	1,154,447	523,719
Money market and savings	1,609,104	1,024,617
Time	1,397,074	1,017,908
Total deposits	5,310,028	3,310,297
Short-term borrowings	791,721	375,500
Long-term debt	164,215	194,967
Accrued interest payable and other liabilities	71,009	30,831
Total liabilities	6,336,973	3,911,595

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,750,138 and 31,726,767 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	51,750	31,727
Common stock warrants	717	717
Additional paid-in capital	907,626	492,828
Retained earnings	57,026	44,794
Accumulated other comprehensive loss	(3,012)	(7,517)
Total shareholders' equity	1,014,107	562,549
Total liabilities and shareholders' equity	$7,351,080	$4,474,144
See accompanying Notes to Consolidated Financial Statements.

*	Derived from the audited consolidated financial statements included in the Company's 2015 Annual Report on Form 10-K.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Loans	$65,980	$40,300	$178,296	$120,500
Investment securities	6,618	3,957	19,962	11,739
Federal funds sold and interest-earning deposits	101	47	285	142
Total interest income	72,699	44,304	198,543	132,381
Interest expense
Deposits	4,803	3,097	12,703	9,059
Short-term borrowings	1,690	437	3,858	1,057
Long-term debt	2,215	1,465	6,457	4,457
Total interest expense	8,708	4,999	23,018	14,573
Net interest income	63,991	39,305	175,525	117,808
Provision for loan losses	2,997	1,576	7,170	3,531
Net interest income after provision for loan losses	60,994	37,729	168,355	114,277
Non-interest income
Service charges and fees on deposit accounts	5,757	3,566	15,764	10,314
Government-guaranteed lending	3,600	3,009	9,352	9,559
Mortgage banking	4,223	1,731	9,696	4,686
Bank-owned life insurance	1,427	470	2,712	1,407
Gain on sales of available for sale securities	—	—	194	85
Gain on sale of trust business	—	—	417	—
Other	1,782	2,022	5,645	4,386
Total non-interest income	16,789	10,798	43,780	30,437
Non-interest expense
Salaries and employee benefits	23,102	14,528	64,081	45,121
Occupancy and equipment	7,041	4,641	19,891	14,077
Data processing	2,779	1,851	7,702	5,668
FDIC deposit insurance premiums	1,473	732	3,064	2,218
Professional services	1,426	1,196	4,081	3,695
Foreclosed asset expenses, net	342	277	790	910
Loan, collection, and repossession expense	1,133	931	3,270	2,717
Merger and conversion costs	7,177	104	24,043	299
Restructuring charges	—	50	46	3,251
Amortization of other intangible assets	1,628	761	4,352	2,353
Other	4,957	3,777	14,747	11,813
Total non-interest expense	51,058	28,848	146,067	92,122
Income before income taxes	26,725	19,679	66,068	52,592
Income tax expense	10,439	7,891	24,578	19,813
Net income	16,286	11,788	41,490	32,779
Dividends on preferred stock	—	—	—	822
Net income available to common shareholders	$16,286	$11,788	$41,490	$31,957

Net income per common share
Basic	$0.32	$0.37	$0.88	$1.01
Diluted	0.32	0.37	0.88	1.01

Weighted average common shares outstanding
Basic	51,507,217	31,608,909	46,990,428	31,608,287
Diluted	51,605,620	31,686,150	47,080,186	31,647,866

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$16,286	$11,788	$41,490	$32,779
Other comprehensive income (loss):
Securities available for sale:
Unrealized net gains (losses) on available for sale securities	(3,266)	4,813	13,276	2,617
Tax effect	1,228	(1,841)	(5,027)	(887)
Reclassification of gains on sales of securities	—	—	(194)	(85)
Tax effect	—	—	73	33
Net of tax amount	(2,038)	2,972	8,128	1,678
Cash flow hedges:
Unrealized net gains (losses) on cash flow hedges	584	(5,156)	(6,026)	(5,826)
Tax effect	(249)	1,980	2,193	2,238
Reclassification of amounts into interest expense from termination of interest rate swaps	113	35	337	43
Tax effect	(43)	(14)	(127)	(17)
Net of tax amount	405	(3,155)	(3,623)	(3,562)
Total other comprehensive income (loss)	(1,633)	(183)	4,505	(1,884)
Comprehensive income	$14,653	$11,605	$45,995	$30,895

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance as of December 31, 2014	28,405	$28,405	31,599,150	$31,599	$717	$492,014	$7,311	$(2,244)	$557,802
Net income	—	—	—	—	—	—	32,779	—	32,779
Other comprehensive loss	—	—	—	—	—	—	—	(1,884)	(1,884)
Restricted stock grants	—	—	103,000	103	—	(103)	—	—	—
Stock-based compensation	—	—	—	—	—	366	—	—	366
Stock options exercised	—		9,871	10	—	110	—	—	120
Redemption of preferred stock	(28,405)	(28,405)	—	—	—	—	—	—	(28,405)
Preferred stock dividends	—		—	—	—	—	(822)	—	(822)
Common stock dividends	—	—	—	—	—	—	(3,159)	—	(3,159)
Cancellation of fractional shares	—	—	(120)	—	—	—	—	—	—
Balance as of September 30, 2015	—	$—	31,711,901	$31,712	$717	$492,387	$36,109	$(4,128)	$556,797

Balance as of December 31, 2015	—	$—	31,726,767	$31,727	$717	$492,828	$44,794	$(7,517)	$562,549
Net income	—	—	—	—	—	—	41,490	—	41,490
Other comprehensive income	—	—	—	—	—	—	—	4,505	4,505
Restricted stock grants	—	—	100,000	100	—	(100)	—	—	—
Restricted stock forfeiture	—	—	(10,000)	(10)	—	10	—	—	—
Stock-based compensation	—	—	—	—	—	1,083	—	—	1,083
Stock options exercised	—	—	256,053	256	—	2,146	—	—	2,402
Acquisition of NewBridge Bancorp	—	—	19,605,374	19,605	—	411,731	—	—	431,336
Shares issued for restricted stock units	—	—	71,944	72	—	(72)	—	—	—
Common stock dividends	—	—	—	—	—	—	(29,258)	—	(29,258)
Balance as of September 30, 2016	—	$—	51,750,138	$51,750	$717	$907,626	$57,026	$(3,012)	$1,014,107

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$41,490	$32,779
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,083	366
Provision for loan losses	7,170	3,531
Accretion of acquisition discount on purchased loans	(21,259)	(18,899)
Depreciation	6,433	4,646
Amortization of core deposit intangible	4,352	2,353
Amortization of acquisition premium on time deposits	(1,353)	(2,587)
Net accretion of acquisition discount on long-term debt	264	388
Gain on mortgage loan commitments	(786)	(298)
Gain on sales of loans held for sale	(18,595)	(13,380)
Originations of loans held for sale	(384,829)	(300,605)
Proceeds from sales of loans held for sale	420,755	296,228
Increase in cash surrender value of bank-owned life insurance	(1,995)	(1,407)
Deferred income taxes	13,927	19,740
Change in deferred tax valuation allowance	(19)	—
Gain on sales of available for sale securities	(194)	(85)
Net amortization of premiums on available for sale securities	5,510	4,557
Net gain on disposal of foreclosed assets	(309)	(144)
Valuation adjustments on foreclosed assets	580	605
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,307	(431)
Increase in other assets	(6,123)	(12,296)
Decrease in accrued interest payable	(903)	(785)
Increase in other liabilities	420	882
Net cash provided by operating activities	66,926	15,158
Cash flows from investing activities
Purchases of investment securities available for sale	(189,408)	(129,623)
Proceeds from maturities and repayments of investment securities available for sale	182,760	67,770
Proceeds from sales of investment securities available for sale	180,616	19,169
Net loan (originations) principal collections	(155,495)	(70,109)
Net cash received in business combinations	45,143	—
Net proceeds from (purchases of) trade accounts receivables	44,781	(24,562)
Purchases of premises and equipment	(2,557)	(1,524)
Disposals of premises and equipment	2,894	1,727
Proceeds from disposal of foreclosed assets	4,707	5,784
Net redemptions (purchases) of Federal Home Loan Bank stock	4,728	(3,433)
Net cash provided by (used in) investing activities	118,169	(134,801)
Cash flows from financing activities
Net increase (decrease) in deposits	10,975	2,992
Net increase in short-term borrowings	8,886	112,500
Net decrease in long-term debt	(127,740)	(18,193)
Proceeds from exercise of stock options	2,402	120
Repurchase of preferred stock	—	(28,405)
Dividends paid on preferred stock	—	(822)
Dividends paid on common stock	(29,258)	(3,159)
Net cash provided by (used in) financing activities	(134,735)	65,033
Net change in cash and cash equivalents	50,360	(54,610)
Cash and cash equivalents, beginning of period	111,918	132,365
Cash and cash equivalents, end of period	$162,278	$77,755

	Nine months ended September 30,
(Dollars in thousands)	2016	2015

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$24,219	$17,557
Income taxes	10,600	—
Noncash investing activities:
Transfers of loans to held for sale	$42,347	$—
Transfers of loans to foreclosed assets	13,981	5,147
Change in fair value of securities available for sale, net of tax	8,128	1,678
Change in fair value of cash flow hedge, net of tax	(3,623)	(3,562)
Acquisition:
Assets acquired (excluding goodwill)	$2,778,769	$—
Liabilities assumed	2,534,830	—
Purchase price	431,336	—
Goodwill recorded	187,397	—

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recently Adopted and Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the Statement of Cash Flows. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In June 2016, the FASB issued new guidance related to Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to Debt Issuance Costs. The new guidance requires a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This guidance became effective for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. As of September 30, 2016, the Company had $536 of debt issuance costs that were included in long-term debt.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Weighted average number of common shares	51,507,217	31,608,909	46,990,428	31,608,287
Dilutive effect of stock options, stock warrants and restricted stock	98,403	77,241	89,758	39,579
Weighted average number of common shares and dilutive potential common shares	51,605,620	31,686,150	47,080,186	31,647,866

Anti-dilutive stock options	11,635	33,695	11,635	34,695
Anti-dilutive stock warrants	—	91,178	—	91,178

NOTE C – MERGERS AND ACQUISITIONS

Proposed Merger with F.N.B. Corporation

On July 20, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation, a Florida corporation (“FNB”). The Merger Agreement provides that, upon the terms and conditions set forth therein, the Company will merge with and into FNB (the “Merger”), with FNB continuing as the surviving corporation. As soon as practicable following consummation of the Merger, the Company’s wholly-owned subsidiary, Yadkin Bank, will merge with and into FNB’s wholly-owned subsidiary, First National Bank of Pennsylvania ("FNB Bank"), with FNB Bank continuing as the surviving entity (the “Bank Merger”).

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

	As Reported by NewBridge	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by Yadkin
Assets:
Cash and cash equivalents	$45,143	$—		$—		$45,143
Investment securities	443,535	(1,948)	(a)	1,109	(l)	442,696
Loans	2,087,331	(26,195)	(b)	—		2,061,136
Allowance for loan losses	(21,100)	21,100	(c)	—		—
Loans held for sale	13,661	—		—		13,661
Federal Home Loan Bank stock, at cost	21,577	—		—		21,577
Premises and equipment, net	43,408	4,371	(d)	254	(m)	48,033
Bank owned life insurance	61,747	—		—		61,747
Other real estate	1,241	—		(55)	(n)	1,186
Deferred tax asset, net	30,014	(3,490)	(e)	(2,789)	(o)	23,735
Other intangibles, net	3,506	16,384	(f)	—		19,890
Other assets	40,375	(271)	(g)	(139)	(p)	39,965
Total assets	2,770,438	9,951		(1,620)		2,778,769
Liabilities:
Deposits	1,990,247	(138)	(h)	—		1,990,109
Short-term borrowings	471,800	535	(i)	—		472,335
Long-term debt	41,049	(9,325)	(j)	—		31,724
Other liabilities	34,461	5,983	(k)	218	(q)	40,662
Total liabilities	2,537,557	(2,945)		218		2,534,830
Net assets acquired	232,881	12,896		(1,838)		243,939
Purchase price						431,336
Goodwill						$187,397	(r)

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
(m) Adjustments to initial fair values of premises and equipment
(n) Adjustment to initial fair value of other real estate.
(o) Deferred tax adjustment resulting from adjustments (l), (m), (n), (p) and (q)
(p) Adjustment to initial fair value of accrued interest receivable.
(q) Adjustment to initial fair value of accrued liabilities.
(r) Goodwill represents the excess of the purchase price over the fair value of acquired net assets.

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

		Nine months ended September 30,
	2015	2016	2015

Net interest income	$63,812	$192,846	$142,838
Net income (a)	7,323	57,894	19,644
Net income available to common shareholders (a)	7,323	57,894	18,822
Basic income per common share (a)	0.14	1.08	0.37
Diluted income per common share (a)	0.14	1.08	0.37
Weighted average basic common shares outstanding	50,531,046	53,519,018	50,530,424
Weighted average diluted common shares outstanding	50,853,071	53,608,776	50,814,787

(a) For purposes of the supplemental pro forma information, merger-related expenses of $17,959 that are reflected in the Company's consolidated statement of operations for the nine months ended September 30, 2016 and $3,532 of merger-related expenses that were recorded by NewBridge prior to the merger date were reflected in the pro forma presentation for the nine months ended September 30, 2015. These pro forma merger-related expenses include $7,934 of professional fees paid for investment banking, legal and accounting services, $8,596 of personnel-related expenses, $4,139 of facility and equipment-related expenses, and $821 of other miscellaneous expenses related to the NewBridge Merger.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$17,595	$120	$—	$17,715
SBA-guaranteed securities	18,125	207	11	18,321
Mortgage-backed securities issued by GSEs	529,554	5,905	868	534,591
Municipal bonds	129,300	2,061	163	131,198
Corporate bonds	184,954	1,996	1,118	185,832
Collateralized loan obligations	50,511	94	76	50,529
Non-agency CMBS	16,366	36	42	16,360
Certificates of deposit	743	—	—	743
Equity securities	11,109	229	667	10,671
Total securities available for sale	$958,257	$10,648	$2,945	$965,960

Securities held to maturity:
Municipal bonds	$38,847	$1,834	$—	$40,681

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$5,980	$3	$1	$5,982
SBA-guaranteed securities	12,114	74	12	12,176
Mortgage-backed securities issued by GSEs	440,654	887	5,916	435,625
Municipal bonds	55,402	504	106	55,800
Corporate bonds	123,669	551	688	123,532
Collateralized loan obligations	50,538	—	55	50,483
Non-agency RMBS	3,528	144	9	3,663
Certificates of deposit	245	—	—	245
Equity securities	2,381	33	788	1,626
Total securities available for sale	$694,511	$2,196	$7,575	$689,132

Securities held to maturity:
Municipal bonds	$39,182	$1,318	$—	$40,500

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Securities available for sale:
SBA-guaranteed securities	$2,464	$11	$—	$—	$2,464	$11
Mortgage-backed securities issued by GSEs	120,411	530	37,302	338	157,713	868
Municipal bonds	19,144	163	—	—	19,144	163
Corporate bonds	41,816	218	22,588	900	64,404	1,118
Collateralized loan obligations	30,909	76	—	—	30,909	76
Non-agency CMBS	9,087	42	—	—	9,087	42
Equity securities	—	—	1,513	667	1,513	667
Total temporarily impaired AFS securities	$223,831	$1,040	$61,403	$1,905	$285,234	$2,945

December 31, 2015
Securities available for sale:
GSE obligations	$999	$1	$—	$—	$999	$1
SBA-guaranteed securities	5,043	12	—	—	5,043	12
Mortgage-backed securities issued by GSEs	208,620	2,453	117,144	3,463	325,764	5,916
Municipal bonds	8,995	106	—	—	8,995	106
Corporate bonds	43,110	577	3,697	111	46,807	688
Collateralized loan obligations	45,471	55	—	—	45,471	55
Non-agency RMBS	—	—	901	9	901	9
Equity securities	1,411	788	—	—	1,411	788
Total temporarily impaired AFS securities	$313,649	$3,992	$121,742	$3,583	$435,391	$7,575

The table below summarizes the number of investment securities in an unrealized loss position.

	September 30, 2016	December 31, 2015

Securities available for sale:
SBA-guaranteed securities	2	1
GSE obligations	—	1
Mortgage-backed securities issued by GSEs	40	83
Municipal bonds	21	9
Corporate bonds	16	15
Collateralized loan obligations	5	8
Non-agency RMBS	—	1
Equity securities	2	3
Total number of investment securities in an unrealized loss position	86	121

As of September 30, 2016, 20 securities had been in an unrealized loss position for more than a twelve month period. The Company had $900 in gross unrealized losses on 6 corporate bonds that had been in unrealized loss positions for more than twelve months as of September 30, 2016. Based on a review of financial statements and other financial data for these corporate issuers, which are all large, investment grade financial institutions, the Company does not believe the unrealized losses on these bonds were due to credit events. Additionally, unrealized losses on equity securities were primarily related to a common stock investment in a publicly-traded business development company that provides financing for lower middle-market companies and financial sponsors. Based on a review of financial statements and other financial data for this business development company, the Company believes the unrealized losses to be temporary. The Company will continue to closely monitor and evaluate this common stock investment for signs of other than temporary impairment in future periods.

Debt securities in an unrealized loss position as of September 30, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of September 30, 2016.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of September 30, 2016 and December 31, 2015, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of September 30, 2016 and December 31, 2015, investment securities with carrying values of $368,522 and $279,953, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$48,991	$49,115	$66,591	$67,163
Due after one year through five years	637,090	643,041	291,298	289,525
Due after five years through ten years	238,278	240,288	309,625	306,420
Due after ten years	22,789	22,845	24,616	24,398
Equity securities	11,109	10,671	2,381	1,626
	$958,257	$965,960	$694,511	$689,132
Securities held to maturity:
Due within one year	$1,010	$1,019	$—	$—
Due after one year through five years	30,046	31,136	31,421	32,272
Due after five years through ten years	4,039	4,261	4,072	4,229
Due after ten years	3,752	4,265	3,689	3,999
	$38,847	$40,681	$39,182	$40,500

The following table summarizes securities gains for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Gross gains on sales of securities available for sale	$—	$—	$286	$85
Gross losses on sales of securities available for sale	—	—	(92)	—
Total securities gains	$—	$—	$194	$85

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	September 30, 2016	December 31, 2015
Commercial:
Commercial real estate	$2,504,456	$1,451,176
Commercial and industrial	764,320	553,121
Construction and development	439,090	345,304
Consumer:
Residential real estate	665,085	343,648
Construction and development	289,515	46,263
Home equity	526,782	277,900
Other consumer	65,532	60,244
Gross loans	5,254,780	3,077,656
Less:
Deferred loan fees	(1,471)	(1,112)
Allowance for loan losses	(12,142)	(9,769)
Net loans	$5,241,167	$3,066,775

As of September 30, 2016 and December 31, 2015, loans with a recorded investment of $1,796,833 and $948,433, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance, beginning of period	$36,756	$24,100	$22,309	$25,181
Additions resulting from acquisitions	—	—	13,995	—
Accretion of income	(3,850)	(3,246)	(11,078)	(10,164)
Reclassifications from nonaccretable difference	941	606	5,851	4,661
Other, net	684	2,100	3,454	3,882
Balance, end of period	$34,531	$23,560	$34,531	$23,560

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $207,795 and $160,500 as of September 30, 2016 and December 31, 2015, respectively.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended September 30, 2016
Beginning balance	$4,525	$3,057	$1,282	$985	$289	$1,119	$376	$11,633
Charge-offs	(171)	(1,661)	(32)	(292)	—	(325)	(266)	(2,747)
Recoveries	33	81	12	74	1	29	29	259
Provision for loan losses	152	1,974	134	296	32	174	235	2,997
Ending balance	$4,539	$3,451	$1,396	$1,063	$322	$997	$374	$12,142

Nine months ended September 30, 2016
Beginning balance	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769
Charge-offs	(262)	(3,096)	(147)	(509)	—	(667)	(711)	(5,392)
Recoveries	39	158	40	267	1	31	59	595
Provision for loan losses	1,080	3,958	637	48	84	750	613	7,170
Ending balance	$4,539	$3,451	$1,396	$1,063	$322	$997	$374	$12,142

Three months ended September 30, 2015
Beginning balance	$3,137	$1,960	$665	$1,327	$269	$775	$225	$8,358
Charge-offs	(103)	(406)	(134)	(312)	—	(475)	(101)	(1,531)
Recoveries	44	429	10	57	—	9	48	597
Provision for loan losses	319	185	201	232	(15)	593	61	1,576
Ending balance	$3,397	$2,168	$742	$1,304	$254	$902	$233	$9,000

Nine months ended September 30, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(359)	(1,377)	(201)	(442)	—	(793)	(349)	(3,521)
Recoveries	56	679	20	109	27	163	119	1,173
Provision for loan losses	904	1,592	(768)	400	33	986	384	3,531
Ending balance	$3,397	$2,168	$742	$1,304	$254	$902	$233	$9,000

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	September 30, 2016
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$154	$41	$5	$34	$—	$—	$—	$234
Collectively evaluated for impairment	4,127	3,216	1,391	903	322	954	363	11,276
Purchased credit-impaired	258	194	—	126	—	43	11	632
Total	$4,539	$3,451	$1,396	$1,063	$322	$997	$374	$12,142

Loans:
Ending balance:
Individually evaluated for impairment	$7,461	$3,015	$370	$888	$—	$583	$—	$12,317
Collectively evaluated for impairment	2,416,454	753,235	422,112	605,924	287,561	508,888	65,029	5,059,203
Purchased credit-impaired	80,541	8,070	16,608	58,273	1,954	17,311	503	183,260
Total	$2,504,456	$764,320	$439,090	$665,085	$289,515	$526,782	$65,532	$5,254,780

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Non-PCI Loans
Commercial:
Real estate	$2,354,425	$45,136	$24,354	$—	$2,423,915
Commercial and industrial	699,009	31,208	26,033	—	756,250
Construction and development	417,174	3,702	1,606	—	422,482
Consumer:
Residential real estate	591,160	8,674	6,978	—	606,812
Construction and development	281,562	5,941	58	—	287,561
Home equity	497,646	4,423	7,402	—	509,471
Other consumer	64,295	315	412	7	65,029
Total	$4,905,271	$99,399	$66,843	$7	$5,071,520

PCI Loans
Commercial:
Real estate	$29,382	$36,483	$14,676	$—	$80,541
Commercial and industrial	2,351	625	5,091	3	8,070
Construction and development	10,350	2,424	3,834	—	16,608
Consumer:
Residential real estate	39,809	10,069	8,395	—	58,273
Construction and development	532	306	1,116	—	1,954
Home equity	13,017	2,452	1,839	3	17,311
Other consumer	383	98	22	—	503
Total	$95,824	$52,457	$34,973	$6	$183,260

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$1,308,789	$32,525	$22,112	$—	$1,363,426
Commercial and industrial	523,643	5,436	14,229	—	543,308
Construction and development	326,979	3,298	560	54	330,891
Consumer:
Residential real estate	305,046	5,682	7,852	—	318,580
Construction and development	43,274	666	1,107	—	45,047
Home equity	265,128	4,442	4,809	—	274,379
Other consumer	59,273	233	477	—	59,983
Total	$2,832,132	$52,282	$51,146	$54	$2,935,614

PCI Loans
Commercial:
Real estate	$40,805	$29,889	$17,056	$—	$87,750
Commercial and industrial	7,913	630	1,270	—	9,813
Construction and development	5,975	3,022	5,416	—	14,413
Consumer:
Residential real estate	11,158	7,134	6,776	—	25,068
Construction and development	314	328	574	—	1,216
Home equity	264	2,016	1,059	182	3,521
Other consumer	8	200	53	—	261
Total	$66,437	$43,219	$32,204	$182	$142,042

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
September 30, 2016
Non-PCI Loans
Commercial:
Real estate	$12,174	$3,905	$16,079	$2,407,836	$2,423,915
Commercial and industrial	6,346	11,321	17,667	738,583	756,250
Construction and development	345	1,318	1,663	420,819	422,482
Consumer:
Residential real estate	5,259	2,449	7,708	599,104	606,812
Construction and development	1,459	—	1,459	286,102	287,561
Home equity	7,336	1,718	9,054	500,417	509,471
Other consumer	665	165	830	64,199	65,029
Total	$33,584	$20,876	$54,460	$5,017,060	$5,071,520

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$3,205	$4,503	$7,708	$1,355,718	$1,363,426
Commercial and industrial	6,004	2,599	8,603	534,705	543,308
Construction and development	68	414	482	330,409	330,891
Consumer:
Residential real estate	7,625	2,876	10,501	308,079	318,580
Construction and development	1,495	946	2,441	42,606	45,047
Home equity	3,857	1,877	5,734	268,645	274,379
Other Consumer	1,015	208	1,223	58,760	59,983
Total	$23,269	$13,423	$36,692	$2,898,922	$2,935,614

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	September 30, 2016		December 31, 2015
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$6,903	$—	$6,130	$—
Commercial and industrial	12,916	187	4,126	552
Construction and development	805	691	468	—
Consumer:
Residential real estate	5,499	—	5,353	—
Construction and development	58	—	1,324	—
Home equity	4,731	—	3,245	—
Other consumer	288	42	548	—
Total	$31,200	$920	$21,194	$552

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans. This table excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
September 30, 2016
Non-PCI Loans
Commercial:
Commercial real estate	$988	$6,473	$7,461	$154	$7,187
Commercial and industrial	130	2,885	3,015	41	9,064
Construction and development	—	370	370	5	175
Consumer:
Residential real estate	888	—	888	34	888
Home equity	—	583	583	—	571
Total	$2,006	$10,311	$12,317	$234	$17,885

December 31, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$1,262	$7,187	$8,449	$314	$8,515
Commercial and industrial	531	2,092	2,623	106	2,695
Construction and development	—	177	177	—	180
Consumer:
Residential real estate	1,465	2,085	3,550	—	3,568
Construction and development	—	417	417	—	417
Home equity	20	317	337	67	359
Total	$3,278	$12,275	$15,553	$487	$15,734

The following table provides the average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$11,154	$39	$12,915	$8	$9,817	$124	$9,734	$33
Commercial and industrial	3,134	3	3,113	2	2,798	11	2,732	3
Construction and development	628	—	320	—	417	—	686	—
Consumer:
Residential real estate	941	9	3,276	22	1,778	37	2,184	65
Construction and development	—	—	—	—	104	—	—	—
Home equity	292	—	20	—	230	—	213	—
Total	$16,149	$51	$19,644	$32	$15,144	$172	$15,549	$101

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	September 30, 2016		December 31, 2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$4,472	5	$4,684	7
Commercial and industrial	1,907	13	795	11
Commercial construction	172	2	177	2
Residential real estate	885	1	1,594	4
Home equity	—	—	20	1
Total	$7,436	21	$7,270	25

The following tables provide the number and recorded investment of TDRs modified during the periods presented.

	Three months ended September 30,
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$439	1	$255	5
Commercial and industrial	—	—	196	1
Total	$439	1	$451	$6

	Nine months ended September 30,
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$1,160	3	$902	7
Commercial and industrial	—	—	196	1
Residential real estate	—	—	398	1
Total	$1,160	3	$1,496	$9

One TDR totaling $353 thousand was modified in the twelve months ended September 30, 2016 and subsequently defaulted during the nine months ended September 30, 2016. Two TDRs totaling $343 thousand that were modified in the twelve months ended September 30, 2015 subsequently defaulted during the nine months ended September 30, 2015. The Company does not generally forgive principal or unpaid interest when restructuring loans. Therefore, the recorded investment in TDRs during 2016 and 2015 did not change following the modifications.

NOTE F - PURCHASED ACCOUNTS RECEIVABLE

The Company previously invested in short-term trade accounts receivable, which were purchased on an exchange using qualified intermediaries. Income from purchased accounts receivable, which is recorded in other non-interest income, totaled $292 and $673, respectively, in the nine months ended September 30, 2016 and 2015. The Company suspended its purchased accounts receivable program during 2016 and, except as noted below, all purchased accounts receivable have been repaid as of September 30, 2016.

As of September 30, 2016, purchased accounts receivable includes delinquent short-term receivables of $7,907, which are due from a U.S. bioenergy company that produces ethanol, with the debt guaranteed by its Spanish parent company. The Spanish parent company commenced pre-insolvency proceedings in Spain during November, 2015, which allows a business to restructure its financial creditor debt on a voluntary basis without filing a full insolvency proceeding. The Company is an operational creditor, and its debt and accrued interest are not affected under the Spanish proceedings. Only if the Spanish parent enters into an insolvency proceeding can the debt including interest to the Company be subject to adjustment. The prior agreement between the Spanish Parent and its financial creditors has been renegotiated, and the revised agreement has been presented to and approved by the Spanish Court, with noted exceptions, prior to the expiration of the seven month period from and after March 28, 2016. The Spanish parent has further filed a secondary pre-insolvency proceeding requesting additional relief from its financial creditors.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

An involuntary bankruptcy petition was filed against the U.S. subsidiary in the District of Kansas on February 11, 2016. On February 24, 2016, a related U.S. subsidiary of the Spanish parent company filed a voluntary Chapter 11 bankruptcy petition in the Eastern District of Missouri, along with various affiliates, including the U.S. subsidiary, with joint administration requested. On February 29, 2016, the Kansas case for the U.S. subsidiary was converted to a voluntary Chapter 11 case, with venue transferred to the Eastern District of Missouri on March 1, 2016. At this time, management lacks sufficient information to determine the extent of loss on the investment in purchased accounts receivable in the pending bankruptcy case for the U.S. subsidiary. Management similarly lacks sufficient information to determine the extent of recovery possible on the guarantee by the Spanish parent company. Due to uncertainties regarding the probability and amount of any loss, there was no contingency accrual related to this potential exposure as of September 30, 2016.

NOTE G – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold. The unpaid principal balance of loans serviced for others was $726,024 and $563,802 as of September 30, 2016 and December 31, 2015, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $423 and $326, respectively, in the third quarters of 2016 and 2015, and $1,154 and $928, respectively, for the nine months ended September 30, 2016 and September 30, 2015.

The following table summarizes MSR activity for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance at beginning of period before valuation allowance	$5,349	$4,368	$5,037	$4,284
Additions	1,361	608	2,272	1,003
Repayments	(133)	(114)	(324)	(243)
Amortization	(236)	(174)	(644)	(356)
Balance at end of period before valuation allowance	6,341	4,688	6,341	4,688
Valuation allowance at end of period	(18)	(36)	(18)	(36)
Balance at end of period after valuation allowance	$6,323	$4,652	$6,323	$4,652

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	September 30, 2016	December 31, 2015

Composition of mortgage loans serviced for others:
Fixed rate loans	99.94%	99.90%
Adjustable rate loans	0.06%	0.10%
Total	100.00%	100.00%

Weighted average life (years)	6.03	6.60
Prepayment speed	11.4%	9.98%
Discount rate	9.52%	9.66%
Effect on fair value due to change in interest rates:
+ 0.25%	$401	$421
+ 0.50%	744	660
- 0.25%	(436)	(599)
- 0.50%	(880)	(1,104)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $240,081 and $205,879 as of September 30, 2016 and December 31, 2015, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $528 and $473, respectively, in the third quarters of 2016 and 2015, and $1,597 and $1,258, respectively, in the nine months ended September 30, 2016 and 2015.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$4,899	$3,520	$4,485	$3,081
Fair value of SBA servicing assets acquired in NewBridge Merger	—	—	16	—
Additions	461	560	1,501	1,095
Amortization	(207)	(144)	(849)	(240)
Balance at end of period before valuation allowance	5,153	3,936	5,153	3,936
Valuation allowance at end of period	(110)	—	(110)	—
Balance at end of period after valuation allowance	$5,043	$3,936	$5,043	$3,936

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. There was no valuation allowance recorded on the SBA-guaranteed loan servicing asset as of September 30, 2015.

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	September 30, 2016	December 31, 2015
Lending commitments:
Commitments to extend credit	$1,471,606	$799,058
Commercial letters of credit	22,928	16,342
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	31,000	10,000

The reserve for unfunded commitments was $1,105 and $603 as of September 30, 2016 and December 31, 2015, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

Terminated Interest Rate Swap	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	Unamortized Pre-Tax Loss in AOCI as of September 30, 2016

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$59
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	60
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	61
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	702
Terminated Swap 5	25,000	October 1, 2014	August 31, 2017	October 7, 2015	101
Terminated Swap 6	25,000	October 16, 2014	August 16, 2018	October 7, 2015	272
	$150,000				$1,255

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

		September 30, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Loans:
Receive fixed interest rate swap	Other assets	$40,000	$496	$—	$—
	Other liabilities	—	—	40,000	493

FHLB advances:
Interest rate swaps	Other liabilities	125,000	10,687	125,000	3,822

Subordinated term loan:
Interest rate cap	Other assets	7,500	25	7,500	61

TRUPs:
Interest rate caps	Other assets	43,000	104	43,000	482

Mortgage loan commitments:
Interest rate lock commitments	Other assets	60,209	1,194	30,313	408
Forward sale commitments	Other assets	—	—	52,862	106
	Other liabilities	142,745	142	—	—

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Level 3 AFS securities at beginning of period	$11,725	$11,403	$11,728	$11,290
Purchases	—	5,390	—	5,390
Sales, calls or maturities	—	—	—	—
Changes in unrealized gains and losses	(88)	(215)	(91)	(102)
Level 3 AFS securities at end of period	$11,637	$16,578	$11,637	$16,578

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Interest rate lock commitments at beginning of period	$1,607	$483	$408	$342
Issuances	3,294	1,824	8,489	4,609
Settlements	(3,707)	(1,667)	(7,703)	(4,311)
Interest rate lock commitments at end of period	$1,194	$640	$1,194	$640

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

	Total	Level 1	Level 2	Level 3
September 30, 2016
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$17,715	$—	$17,715	$—
SBA-guaranteed securities	18,321	18,321	—	—
Mortgage-backed securities issued by GSE	534,591	—	534,591	—
Municipal bonds	131,198	—	130,178	1,020
Corporate bonds	185,832	2,585	172,630	10,617
Collateralized loan obligations	50,529	—	50,529	—
Non-agency CMBS	16,360	—	16,360	—
Certificates of deposit	743	743	—	—
Equity securities	10,671	10,671	—	—
SBA-guaranteed loans held for sale	45,868	—	45,868	—
SBA loans held for investment	35,030	—	35,030	—
Derivative assets	1,819	—	625	1,194
Derivative liabilities	10,829	—	10,829	—

Measured at fair value on a non-recurring basis:
Impaired loans	$12,084	$—	$—	$12,084
Other real estate	31,726	—	—	31,726

	Total	Level 1	Level 2	Level 3
December 31, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$5,982	$—	$5,982	$—
SBA-guaranteed securities	12,176	12,176	—	—
Mortgage-backed securities issued by GSE	435,625	—	435,625	—
Collateralized loan obligations	50,483	—	50,483	—
Municipal bonds	55,800	—	54,692	1,108
Corporate bonds	123,532	2,485	110,427	11,728
Non-agency RMBS	3,663	—	3,663	—
Certificates of deposit	245	245	—	—
Equity securities	1,626	1,626	—	—
SBA-guaranteed loans held for sale	23,664	—	23,664	—
SBA loans held for investment	20,423	—	20,423	—
Derivative assets	996	—	588	408
Derivative liabilities	4,376	—	4,376	—

Measured at fair value on a non-recurring basis:
Impaired loans	$15,066	$—	$—	$15,066
Other real estate	15,346	—	—	15,346

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

				Fair Value
	Valuation Technique	Unobservable Input	Range	September 30, 2016	December 31, 2015
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,637	$11,728

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	1,194	408

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	12,084	15,066
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Other real estate	Discounted appraisals	Collateral discounts	15-50%	31,726	15,346

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$162,278	$162,278	$162,278	$—	$—
Investment securities available for sale	965,960	965,960	32,320	922,003	11,637
Investment securities held to maturity	38,847	40,681	—	40,681	—
Loans held for sale	85,964	85,964	—	85,964	—
Loans, net	5,241,167	5,297,051	—	35,030	5,262,021
Purchased accounts receivable	7,907	7,907	—	7,907	—
Federal Home Loan Bank stock	41,693	41,693	—	41,693	—
Derivative assets	1,819	1,819	—	625	1,194
Accrued interest receivable	19,519	19,519	—	19,519	—

Financial liabilities:
Deposits	5,310,028	5,313,683	—	5,313,683	—
Short-term borrowings	791,721	791,721	—	—	791,721
Long-term debt	164,215	174,426	—	—	174,426
Derivative liabilities	10,829	10,829	—	10,829	—
Accrued interest payable	2,438	2,438	—	2,438	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$111,918	$111,918	$111,918	$—	$—
Investment securities available for sale	689,132	689,132	16,532	665,872	6,728
Investment securities held to maturity	39,182	40,500	—	40,500	—
Loans held for sale	47,287	47,287	—	47,287	—
Loans, net	3,066,775	3,092,461	—	23,664	3,068,797
Purchased accounts receivable	52,688	52,688	—	52,688	—
Federal Home Loan Bank stock	24,844	24,844	—	24,844	—
Derivative assets	996	996	—	588	408
Accrued interest receivable	12,695	12,695	—	12,695	—

Financial liabilities:
Deposits	3,310,297	3,310,306	—	3,310,306	—
Short-term borrowings	375,500	375,500	—	—	375,500
Long-term debt	194,967	198,928	—	—	198,928
Derivative liabilities	4,376	4,376	—	4,376	—
Accrued interest payable	2,550	2,550	—	2,550	—

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total

Balance at July 1, 2016	$6,845	$(8,224)	$(1,379)
Other comprehensive income (loss) before reclassifications	(2,041)	338	(1,703)
Reclassification of gains on AFS securities	—	—	—
Reclassification of amounts into interest expense from termination of interest rate swaps	—	70	70
Net other comprehensive income (loss) during period	(2,041)	408	(1,633)
Balance at September 30, 2016	$4,804	$(7,816)	$(3,012)

Balance at July 1, 2015	$(2,479)	$(1,466)	$(3,945)
Other comprehensive income (loss) before reclassifications	2,972	(3,176)	(204)
Reclassification of gains on AFS securities	—	—	—
Reclassification of amounts into interest expense from termination of interest rate swaps	—	21	21
Net other comprehensive income (loss) during period	2,972	(3,155)	(183)
Balance at September 30, 2015	$493	$(4,621)	$(4,128)

Balance at January 1, 2016	$(3,321)	$(4,196)	(7,517)
Other comprehensive income (loss) before reclassifications	8,246	(3,830)	4,416
Reclassification of gains on AFS securities	(121)	—	(121)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	210	210
Net other comprehensive income (loss) during period	8,125	(3,620)	4,505
Balance at September 30, 2016	$4,804	$(7,816)	$(3,012)

Balance at January 1, 2015	$(1,185)	$(1,059)	$(2,244)
Other comprehensive loss before reclassifications	1,730	(3,588)	(1,858)
Reclassification of gains on AFS securities	(52)	—	(52)
Reclassification of amounts into interest expense from termination of interest rate swaps	—	26	26
Net other comprehensive loss during period	1,678	(3,562)	(1,884)
Balance at September 30, 2015	$493	$(4,621)	$(4,128)

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and nine-month periods ended September 30, 2016 and 2015, as well as the financial condition of the Company as of September 30, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Executive Summary

The following is a summary of the Company’s financial highlights (GAAP basis) in the third quarter of 2016:

•	Net income available to common shareholders totaled $16.3 million, or $0.32 per diluted share, in Q3 2016 compared to $0.37 per diluted share in Q3 2015.

•	Annualized return on assets was 0.88 percent in Q3 2016 compared to 1.08 percent in Q3 2015.

•	Annualized return on average equity was 6.41 percent in Q3 2016 compared to 7.05 percent 8.45 percent in Q3 2015.

•	Efficiency ratio, the ratio of expenses to total revenues, was 63.2 percent in Q3 2016, compared to 57.6 percent in Q3 2015.

•	Book value per share grew to $19.60 as of September 30, 2016, from $17.56 per share as of September 30, 2015.

The following is a summary of the Company’s operating highlights (non-GAAP basis) in the third quarter of 2016:

•
The Company achieved record operating earnings in the quarter as net operating earnings available to common shareholders, which excludes certain non-operating income and expenses, improved to $22.3 million, or $0.43 per diluted share, in Q3 2016 from $0.40 per diluted share in Q3 2015.

•	Annualized net operating return on assets improved to a record 1.20 percent in Q3 2016 , compared to 1.15 percent in Q3 2015.

•
Annualized return on average tangible common equity was 10.72 percent in Q3 2016 compared to 12.57 percent in Q3 2015. Annualized net operating return on average tangible common equity improved to 14.44 percent in Q3 2016 from 13.34 percent in Q3 2015.

•	Operating efficiency ratio improved to 54.3 percent in Q3 2016 from 57.3 percent in Q3 2015 as the Company achieved greater operating scale following the NewBridge Merger.

•	Tangible book value per share was $12.47 as of September 30, 2016, compared to $12.31 per share as of September 30, 2015.

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

The Company is currently the fourth largest bank headquartered in North Carolina and ranks first by North Carolina deposit market share among community banks. The Company now operates 98 full-service banking locations in its North Carolina and South Carolina banking network and has a significant presence in all major North Carolina markets, including Charlotte, the Raleigh-Durham-Chapel Hill Triangle, the Piedmont Triad, and Wilmington. The previously announced systems integration (originally scheduled for September 2016), will now be completed following the FNB Merger. The NewBridge Merger added $2.1 billion in loans, $2.0 billion in deposits, and resulted in significant changes across most balance sheet categories. The NewBridge Merger, which was effective on March 1, 2016, had a material impact on Company's results of operations. As a result, the Company's 2016 financial results may not be comparable to financial results in prior periods.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Operating Earnings
Net income	$16,286	$11,788	$41,490	$32,779
Securities gains	—	—	(194)	(85)
Gain on sale of trust business	—	—	(417)	—
Merger and conversion costs	7,177	104	24,043	299
Restructuring charges	—	50	46	3,251
Income tax effect of adjustments	(1,719)	(59)	(5,486)	(1,267)
DTA revaluation from reduction in state income tax rates	552	651	552	651
Net operating earnings (Non-GAAP)	22,296	12,534	60,034	35,628
Dividends on preferred stock	—	—	—	822
Net operating earnings available to common shareholders (Non-GAAP)	$22,296	$12,534	$60,034	$34,806

Net operating earnings per common share:
Basic (Non-GAAP)	$0.43	$0.40	$1.28	$1.10
Diluted (Non-GAAP)	0.43	0.40	1.28	1.10

Pre-Tax, Pre-Provision Operating Earnings
Net income	$16,286	$11,788	$41,490	$32,779
Provision for loan losses	2,997	1,576	7,170	3,531
Income tax expense	10,439	7,891	24,578	19,813
Pre-tax, pre-provision income	29,722	21,255	73,238	56,123
Securities gains	—	—	(194)	(85)
Gain on sale of trust business	—	—	(417)	—
Merger and conversion costs	7,177	104	24,043	299
Restructuring charges	—	50	46	3,251
Pre-tax, pre-provision operating earnings (Non-GAAP)	$36,899	$21,409	$96,716	$59,588

Operating Non-Interest Income
Non-interest income	$16,789	$10,798	$43,780	$30,437
Securities gains	—	—	(194)	(85)
Gain on sale of trust business	—	—	(417)	—
Operating non-interest income (Non-GAAP)	$16,789	$10,798	$43,169	$30,352

Operating Non-Interest Expense
Non-interest expense	$51,058	$28,848	$146,067	$92,122
Merger and conversion costs	(7,177)	(104)	(24,043)	(299)
Restructuring charges	—	(50)	(46)	(3,251)
Operating non-interest expense (Non-GAAP)	$43,881	$28,694	$121,978	$88,572

Operating Efficiency Ratio
Efficiency ratio	63.21%	57.58%	66.60%	62.14%
Effect to adjust for securities gains	—	—	0.06	0.04
Effect to adjust for gain on sale of trust business	—	—	0.13	—
Effect to adjust for restructuring charges	—	(0.10)	(0.02)	(2.19)
Effect to adjust for merger and conversion costs	(8.89)	(0.21)	(10.99)	(0.21)
Operating efficiency ratio (Non-GAAP)	54.32%	57.27%	55.78%	59.78%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Taxable-Equivalent Net Interest Income
Net interest income	$63,991	$39,305	$175,525	$117,808
Taxable-equivalent adjustment	634	314	1,660	907
Taxable-equivalent net interest income (Non-GAAP)	$64,625	$39,619	$177,185	$118,715

Core Net Interest Income and Net Interest Margin (Annualized)
Taxable-equivalent net interest income (Non-GAAP)	$64,625	$39,619	$177,185	$118,715
Acquisition accounting amortization/accretion adjustments:
Loans	(4,744)	(3,404)	(13,090)	(12,192)
Deposits	(329)	(713)	(1,353)	(2,587)
Borrowings and debt	85	155	264	388
Income from issuer call of debt security	—	—	(165)	—
Core net interest income (Non-GAAP)	$59,637	$35,657	$162,841	$104,324

Divided by: average interest-earning assets	$6,561,255	$3,750,223	$5,954,287	$3,714,375
Taxable-equivalent net interest margin (Non-GAAP)	3.92%	4.19%	3.97%	4.27%
Core taxable-equivalent net interest margin (Non-GAAP)	3.62%	3.77%	3.65%	3.76%

Analysis of Results of Operations

Q3 2016 compared to Q3 2015

Net income available to common shareholders was $16.3 million, or $0.32 per diluted common share, in the third quarter of 2016 compared to $11.8 million, or $0.37 per diluted common share, in the third quarter of 2015. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $22.3 million in the third quarter of 2016 from $12.5 million in the comparable period of 2015.

Year-to-Date

Net income available to common shareholders was $41.5 million, or $0.88 per diluted common share, in the first nine months of 2016 compared to $32.0 million, or $1.01 per diluted common share, in the first nine months of 2015. Net operating earnings available to common shareholders, which excludes certain nonrecurring income and expenses, improved to $60.0 million in the first nine months of 2016 from $34.8 million in the comparable period of 2015.

Net Interest Income

Q3 2016 compared to Q3 2015

Net interest income was $64.0 million in the third quarter of 2016, an increase from $39.3 million in the third quarter of 2015. This increase was due to the impact of earning assets acquired in the NewBridge Merger as well as solid organic loan growth. Net interest margin declined from 4.19 percent in the third quarter of 2015 to 3.92 percent in the third quarter of 2016, primarily due to lower-yielding acquired NewBridge loans. Core net interest margin, which excludes the impact of accretion income on net interest income, was 3.62 percent in the third quarter of 2016 compared to 3.77 percent in the third quarter of 2015.

Net accretion income on acquired loans totaled $4.7 million in the third quarter of 2016, which consisted of $1.0 million of net accretion on purchased credit-impaired (“PCI”) loans and $3.7 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the third quarter of 2015 totaled $3.4 million, which included $895 thousand of net accretion on PCI loans and $2.5 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $1.8 million of accelerated accretion due to principal prepayments in the third quarter of 2016 compared to $978 thousand in the third quarter of 2015.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	Three months ended September 30, 2016			Three months ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$5,382,434	$66,122	4.89%	$2,985,063	$40,362	5.36%
Investment securities (2)	1,127,580	7,110	2.51	709,914	4,209	2.35
Federal funds and other	51,241	101	0.78	55,246	47	0.34
Total interest-earning assets	6,561,255	73,333	4.45%	3,750,223	44,618	4.72%
Goodwill	338,108			152,152
Other intangibles, net	30,188			14,763
Other non-interest-earning assets	458,290			400,811
Total assets	$7,387,841			$4,317,949

Liabilities and Equity
Interest-bearing demand	$1,088,490	510	0.19%	$487,173	130	0.11%
Money market and savings	1,639,707	1,336	0.32	996,357	713	0.28
Time	1,387,752	2,957	0.85	1,056,806	2,254	0.85
Total interest-bearing deposits	4,115,949	4,803	0.46	2,540,336	3,097	0.48
Short-term borrowings	781,861	1,690	0.86	349,900	437	0.50
Long-term debt	229,772	2,215	3.84	125,846	1,465	4.62
Total interest-bearing liabilities	5,127,582	8,708	0.68%	3,016,082	4,999	0.66%
Noninterest-bearing deposits	1,180,832			718,989
Other liabilities	68,855			29,196
Total liabilities	6,377,269			3,764,267
Shareholders’ equity	1,010,572			553,682
Total liabilities and shareholders' equity	$7,387,841			$4,317,949

Net interest income, taxable equivalent		$64,625			$39,619
Interest rate spread (3)			3.77%			4.06%
Tax equivalent net interest margin (4)			3.92%			4.19%

Percentage of average interest-earning assets to average interest-bearing liabilities			127.96%			124.34%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Investment securities include investments in FHLB stock. Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a 35.0 percent federal income tax rate and a 4.0 percent state income tax rate. The taxable-equivalent adjustment was $634 thousand and $314 thousand for the 2016 and 2015 periods, respectively.

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

	Change from Q3 2015 to Q3 2016 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$29,723	$(3,963)	$25,760
Investment securities	2,615	286	2,901
Federal funds and other interest-earning assets	(3)	57	54
Total interest-earning assets	32,335	(3,620)	28,715

Interest-bearing liabilities:
Interest-bearing demand	234	146	380
Money market and savings	522	101	623
Time deposits	699	4	703
Total interest-bearing deposits	1,455	251	1,706
Short-term borrowings	789	464	1,253
Long-term debt	1,036	(286)	750
Total interest-bearing liabilities	3,280	429	3,709
Change in net interest income, taxable equivalent	$29,055	$(4,049)	$25,006

Year-to-Date

Net interest income was $175.5 million in the first nine months of 2016, an increase from $117.8 million in the first nine months of 2015. This increase was due to the impact of earning assets acquired in the NewBridge Merger and organic loan growth. Net interest margin declined from 4.27 percent in the first nine months of 2015 to 3.97 percent in the first nine months of 2016, primarily due to lower-yielding acquired NewBridge loans. Core net interest margin, which excludes the impact of accretion income on net interest income, was 3.65 percent in the first nine months of 2016 compared to 3.76 percent in the first nine months of 2015.

Net accretion income on acquired loans totaled $13.1 million in the first nine months of 2016, which consisted of $2.9 million of net accretion on purchased credit-impaired (“PCI”) loans and $10.2 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the first nine months of 2015 totaled $11.4 million, which included $2.7 million of net accretion on PCI loans and $8.7 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $4.5 million of accelerated accretion due to principal prepayments in the first nine months of 2016 compared to $3.4 million in the first nine months of 2015.

The following table summarizes the major components of net interest income and the related yields and costs for the year-to-date periods presented.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans(1)	$4,849,354	$178,664	4.92%	$2,958,768	$120,686	5.45%
Investment securities(2)	1,046,847	21,254	2.71	700,866	12,460	2.38
Federal funds and other	58,086	285	0.66	54,741	142	0.35
Total interest-earning assets	5,954,287	200,203	4.49%	3,714,375	133,288	4.80%
Goodwill	297,451			152,152
Other intangibles, net	27,339			15,564
Other non-interest-earning assets	484,359			397,641
Total assets	$6,763,436			$4,279,732

Liabilities and Equity
Interest-bearing demand	$990,417	1,350	0.18%	$477,879	448	0.13%
Money market and savings	1,474,898	3,308	0.30	999,081	2,147	0.29
Time	1,344,247	8,045	0.80	1,075,072	6,464	0.80
Total interest-bearing deposits	3,809,562	12,703	0.45	2,552,032	9,059	0.47
Short-term borrowings	683,431	3,858	0.75	304,247	1,057	0.46
Long-term debt	242,582	6,457	3.56	152,842	4,457	3.90
Total interest-bearing liabilities	4,735,575	23,018	0.65%	3,009,121	14,573	0.65%
Noninterest-bearing deposits	1,064,228			684,516
Other liabilities	58,974			27,214
Total liabilities	5,858,777			3,720,851
Shareholders’ equity	904,659			558,881
Total liabilities and shareholders' equity	$6,763,436			$4,279,732

Net interest income, taxable equivalent		$177,185			$118,715
Interest rate spread(3)			3.84%			4.15%
Tax equivalent net interest margin(4)			3.97%			4.27%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.74%			123.44%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Investment securities include investments in FHLB stock. Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a 35.0 percent federal income tax rate and a 4.0 percent state income tax rate. The taxable-equivalent adjustment was $1.7 million and $907 thousand for the 2016 and 2015 periods, respectively.

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

	Change from YTD 2015 to YTD 2016 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$70,666	$(12,688)	$57,978
Investment securities	6,842	1,952	8,794
Federal funds and other interest-earning assets	9	134	143
Total interest-earning assets	77,517	(10,602)	66,915

Interest-bearing liabilities:
Interest-bearing demand	648	254	902
Money market and savings	1,061	100	1,161
Time deposits	1,606	(25)	1,581
Total interest-bearing deposits	3,315	329	3,644
Short-term borrowings	1,869	932	2,801
Long-term debt	2,414	(414)	2,000
Total interest-bearing liabilities	7,598	847	8,445
Change in net interest income, taxable equivalent	$69,919	$(11,449)	$58,470

Provision for Loan Losses

Q3 2016 compared to Q3 2015

The following table summarizes the changes in the Company's ALLL for the quarters presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

3Q 2016:
Balance at July 1, 2016	$10,864	$769	$11,633
Net charge-offs	(2,483)	(5)	(2,488)
Provision for loan losses	3,129	(132)	2,997
Balance at September 30, 2016	$11,510	$632	$12,142

3Q 2015:
Balance at July 1, 2015	$7,000	$1,358	$8,358
Net charge-offs	(934)	—	(934)
Provision for loan losses	1,536	40	1,576
Balance at September 30, 2015	$7,602	$1,398	$9,000

Provision for loan losses was $3.0 million in the third quarter of 2016 compared to $1.6 million in the third quarter of 2015. The higher provision for loan losses was primarily due to higher net charge-offs among commercial and industrial loans. Total net charge-offs increased to an annualized 0.18 percent of average loans in the third quarter of 2016 compared to an annualized 0.12 percent of average loans in the third quarter of 2015.

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

Results of the Company’s cash flow re-estimation for PCI loans in the third quarter of 2016 are summarized below.

(Dollars in thousands)	Provision (Recovery)	Yield Adjustment	Previous Yield	New Yield

Loan pools with cash flow improvement	$(248)	$1,021	8.53%	9.13%
Loan pools with cash flow decrease	113	(251)	6.89	6.48
Non-pooled loans	(2)	(1)	19.51	19.56
Total	$(137)	$769	8.02%	8.27%

Year-to-Date

The following table summarizes the changes in the Company's ALLL for the year-to-date periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2016:
Balance at January 1, 2016	$8,447	$1,322	$9,769
Net charge-offs	(4,792)	(5)	(4,797)
Provision for loan losses	7,855	(685)	7,170
Balance at September 30, 2016	$11,510	$632	$12,142

2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(2,348)	—	(2,348)
Provision for loan losses	3,431	100	3,531
Balance at September 30, 2015	$7,602	$1,398	$9,000

Provision for loan losses was $7.2 million in the nine months ended September 30, 2016 compared to $3.5 million in the same period of 2015. The higher provision for loan losses reflected higher provision expense on non-PCI loans, net of a provision credit on PCI loans. Provision expense on non-PCI loans was primarily due to higher net charge-offs and originated loan growth. Net charge-offs represented an annualized 0.12 percent of average loans in the nine months ended September 30, 2016, compared to an annualized 0.11 percent of average loans in the same period of 2015. Net charge-offs of commercial and industrial loans increased significantly during 2016, largely due to the impact of the NewBridge loan portfolio. The current period YTD provision credit for PCI loans resulted from improving cash flows on certain of the Company's loan pools during 2016.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Service charges and fees on deposit accounts	$5,757	$3,566	$15,764	$10,314
Government-guaranteed lending	3,600	3,009	9,352	9,559
Mortgage banking	4,223	1,731	9,696	4,686
Bank-owned life insurance	1,427	470	2,712	1,407
Gains on sales of available for sale securities	—	—	194	85
Gain on sale of trust business	—	—	417	—
Other	1,782	2,022	5,645	4,386
Total non-interest income	$16,789	$10,798	$43,780	$30,437

Q3 2016 compared to Q3 2015

Non-interest income totaled $16.8 million in the third quarter of 2016, an increase from $10.8 million in the same period of 2015. Service charges and fees on deposit accounts increased by $2.2 million primarily due to the addition of acquired NewBridge deposit accounts. Mortgage banking income improved by $2.5 million as a result of strong local housing markets within the Company's footprint, a favorable interest rate environment for mortgage activity and the addition of NewBridge mortgage bankers. Income from bank-owned life insurance increased $957 thousand during the third quarter of 2016 following the deaths of individuals insured by the Company.

Year-to-Date

Non-interest income totaled $43.8 million in the nine months ended September 30, 2016, an increase from $30.4 million in the same period of 2015. Service charges and fees on deposit accounts increased by $5.5 million primarily due to the addition of acquired NewBridge deposit accounts. Mortgage banking income improved by $5.0 million as a result of strong local housing markets within the Company's footprint, the expansion of that footprint following the NewBridge Merger, a favorable interest rate environment for mortgage activity, and a gain on the sale of certain conforming residential mortgage loans previously held in the NewBridge loan portfolio. Other non-interest income increased $1.3 million, primarily due to improved wealth and brokerage income. Income from bank-owned life insurance increased $1.3 million during 2016 due to the addition of the NewBridge BOLI program and the deaths of individuals insured by the Company.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Salaries and employee benefits	$23,102	$14,528	$64,081	$45,121
Occupancy and equipment	7,041	4,641	19,891	14,077
Data processing	2,779	1,851	7,702	5,668
FDIC deposit insurance premiums	1,473	732	3,064	2,218
Professional services	1,426	1,196	4,081	3,695
Foreclosed asset expense, net	342	277	790	910
Loan, collection, and repossession expense	1,133	931	3,270	2,717
Merger and conversion costs	7,177	104	24,043	299
Restructuring charges	—	50	46	3,251
Amortization of other intangible assets	1,628	761	4,352	2,353
Other	4,957	3,777	14,747	11,813
Total non-interest expense	$51,058	$28,848	$146,067	$92,122

Q3 2016 compared to Q3 2015

Non-interest expense totaled $51.1 million in the third quarter of 2016, an increase from $28.8 million in the third quarter of 2015. The increase reflected the impact of the NewBridge Merger and included a $7.1 million increase in merger and conversion costs, which include professional fees, personnel costs, technology and facility costs, and other expenses related to the NewBridge Merger and the proposed merger with FNB. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $28.7 million in the third quarter of 2015 to $43.9 million in the third quarter of 2016. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories all increased as a result of the NewBridge Merger, which added employees, branch and other facilities, and equipment to the Company's expense base.

Operating efficiency ratio, which excludes merger and conversion costs and restructuring charges, improved from 57.3 percent in the third quarter of 2015 to 54.3 percent in the third quarter of 2016. In an effort to improve operating efficiency, the Company closed ten branches in late Q2 2016. The previously announced systems integration to combine the legacy NewBridge systems and Yadkin systems (originally scheduled for September 2016), will now be completed following the FNB Merger.

Year-to-Date

Non-interest expense totaled $146.1 million in the nine months ended September 30, 2016, an increase from $92.1 million the same period of 2015. Merger and conversion costs, which includes professional fees, personnel, facility and technology costs, increased $23.7 million during 2016. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, increased from $88.6 million in the nine months ended September 30, 2015 to $122.0 million in the same period of 2016, reflecting the impact of the NewBridge Merger. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories all increased as a result of the NewBridge Merger, which added employees, branch and other facilities, and equipment to the Company's existing expense base beginning March 1, 2016.

Income Taxes

Q3 2016 compared to Q3 2015

Income tax expense was $10.4 million in the third quarter of 2016 compared to $7.9 million in the third quarter of 2015. The Company's effective tax rate totaled 39.1 percent in the third quarter of 2016 compared to 40.1 percent in the third quarter of 2015. During both periods, the Company recorded additional income tax expense for adjustments to its deferred tax assets and liabilities resulting from anticipated reductions in the North Carolina corporate income tax rate. During the third quarter of 2016, the effective tax rate benefited from renewable energy tax credit investments made in late 2015, which had a favorable impact on income tax expense during 2016.

Year-to-Date

Income tax expense was $24.6 million in the nine months ended September 30, 2016 compared to $19.8 million in the same period of 2015. The Company's effective tax rate totaled 37.2 percent in the nine months ended September 30, 2016 compared to 37.7 percent in the same period of 2015.

Analysis of Financial Condition

The NewBridge Merger significantly impacted each major component of the Company's balance sheet. The following table summarizes the year-to-date changes in major balance sheet components, including and excluding the acquired NewBridge balances.

(Dollars in thousands)	September 30, 2016	December 31, 2015	YTD Change	Acquired NewBridge Balances	YTD Change Excluding Acquired NewBridge Balances

Cash and cash equivalents	$162,278	$111,918	$50,360	$45,143	$5,217
Investment securities	1,004,807	728,314	276,493	442,696	(166,203)
Loans held for sale	85,964	47,287	38,677	13,661	25,016
Loans	5,253,309	3,076,544	2,176,765	2,061,136	115,629
Allowance for loan losses	(12,142)	(9,769)	(2,373)	—	(2,373)
Other assets	856,864	519,850	337,014	403,530	(66,516)
Total assets	$7,351,080	$4,474,144	$2,876,936	$2,966,166	$(89,230)

Deposits	$5,310,028	$3,310,297	$1,999,731	$1,990,109	$9,622
Short-term borrowings	791,721	375,500	416,221	472,335	(56,114)
Long-term debt	164,215	194,967	(30,752)	31,724	(62,476)
Other liabilities	71,009	30,831	40,178	40,662	(484)
Total liabilities	6,336,973	3,911,595	2,425,378	2,534,830	(109,452)
Shareholders' equity	1,014,107	562,549	451,558	431,336	20,222
Total liabilities and shareholders' equity	$7,351,080	$4,474,144	$2,876,936	$2,966,166	$(89,230)

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

The amortized cost and fair value of the available-for-sale securities portfolio were $958.3 million and $966.0 million, respectively, as of September 30, 2016, compared to $694.5 million and $689.1 million, respectively, as of December 31, 2015. The amortized cost and fair value of the held-to-maturity securities portfolio was $38.8 million and $40.7 million, respectively, as of September 30, 2016 compared to $39.2 million and $40.5 million, respectively, as of December 31, 2015.

Available-for-sale marketable investment securities are recorded at fair value with unrealized gains and losses reflected in accumulated other comprehensive income. As of September 30, 2016 and December 31, 2015, the available-for-sale securities portfolio had $10.6 million and $2.2 million, respectively, of unrealized gains and $2.9 million and $7.6 million, respectively, of unrealized losses. Marketable investment securities accounted for as held to maturity are recorded at amortized cost.

The securities in an unrealized loss position as of September 30, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Management concluded that unrealized losses did not represent other-than-temporary impairment as of September 30, 2016.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$17,595	$17,715	$5,980	$5,982
SBA-guaranteed securities	18,125	18,321	12,114	12,176
Mortgage-backed securities issued by GSEs	529,554	534,591	440,654	435,625
Municipal bonds	129,300	131,198	55,402	55,800
Corporate bonds	184,954	185,832	123,669	123,532
Collateralized loan obligations	50,511	50,529	50,538	50,483
Non-agency RMBS	—	—	3,528	3,663
Non-agency CMBS	16,366	16,360	—	—
Certificates of deposit	743	743	245	245
Equity securities	11,109	10,671	2,381	1,626
Total securities available for sale	$958,257	$965,960	$694,511	$689,132

Securities held to maturity:
Municipal bonds	$38,847	$40,681	$39,182	$40,500

The table below summarizes the amortized cost of debt securities in the investment portfolio as of September 30, 2016, segregated by major category with ranges of maturities and average yields. Mortgage-backed securities, and other similar securities collateralized by loan pools which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities of the underlying collateral, anticipating future prepayments.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
GSE obligations	$6,012	1.10%	$7,342	1.55%	$4,361	2.26%	$—	—%	$17,715	1.57%
SBA-guaranteed securities	—	—	3,826	2.70	14,495	2.37	—	—	18,321	2.44
Mortgage-backed securities	3,088	1.28	472,501	1.94	68,026	2.49	7,336	2.51	550,951	2.01
Municipal bonds (1)	7,317	4.23	44,543	2.64	68,347	3.01	10,991	5.92	131,198	3.19
Corporate bonds	31,955	2.85	114,829	3.06	34,530	3.67	4,518	3.67	185,832	3.15
Collateralized loan obligations	—	—	—	—	50,529	2.75	—	—	50,529	2.75
Certificates of deposit	743	0.50	—	—	—	—	—	—	743	0.50
Total debt securities available for sale	$49,115	2.71%	$643,041	2.19%	$240,288	2.85%	$22,845	4.38%	$955,289	2.44%

Securities held to maturity:
Municipal bonds (1)	$1,010	3.45%	$30,046	3.86%	$4,039	4.11%	$3,752	5.79%	$38,847	4.06%

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of September 30, 2016, the weighted average life of the Company's debt securities was 4.6 years, and the weighted average effective duration was 2.8 years.

The Company owned $41.7 million and $24.8 million of Federal Home Loan Bank ("FHLB") stock as of September 30, 2016 and December 31, 2015, respectively. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $5.25 billion as of September 30, 2016, an increase of $2.18 billion from December 31, 2015. Excluding acquired NewBridge loans, the YTD increase in loan balances was $115.6 million. The following table provides a summary of the Company’s loan portfolio composition by loan type.

Composition of Loan Portfolio:	September 30, 2016	December 31, 2015
Commercial:
Commercial real estate	47.6%	46.8%
Commercial and industrial	14.5	16.2
Construction and development	8.4	12.8
Consumer:
Residential real estate	12.7	12.4
Construction and development	5.5	1.0
Home equity	10.0	9.5
Consumer	1.2	1.3
Total	100.0%	100.0%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	September 30, 2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$129,645	$35,321	$16,123	$39,097	$13,195	$2,180	$6,252	$241,813
1-5 years	1,206,056	183,000	82,592	188,177	70,032	1,494	25,662	1,757,013
After 5 years	536,469	65,418	42,114	181,295	18,454	1,351	25,393	870,494
Total	1,872,170	283,739	140,829	408,569	101,681	5,025	57,307	2,869,320
Variable Rate: (1)
1 year or less	79,428	182,906	212,827	11,319	60,407	17,815	5,515	570,217
1-5 years	400,454	218,431	74,397	24,425	103,358	98,661	965	920,691
After 5 years	152,404	79,244	11,037	220,772	24,069	405,281	1,745	894,552
Total	632,286	480,581	298,261	256,516	187,834	521,757	8,225	2,385,460
Total loans	$2,504,456	$764,320	$439,090	$665,085	$289,515	$526,782	$65,532	$5,254,780
(1) Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of September 30, 2016 totaled $183.3 million, of which $182.3 million were grouped into pools and $991 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2015 totaled $142.0 million, of which $141.2 million were grouped into pools and $855 thousand were accounted for on an individual loan basis.

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

Other assets, including purchased accounts receivable, are characterized as nonperforming when repayment by the issuer of all amounts due is uncertain.

Nonperforming loans as a percentage of total loans was 0.77 percent as of September 30, 2016, compared to 1.06 percent as of December 31, 2015 and 1.25 percent as of September 30, 2015. The reduction as of September 30, 2016 reflects the growth in total loans following the NewBridge Merger and the foreclosure of property that was securing a large commercial real estate loan during the third quarter.

Total nonperforming assets as a percentage of total assets was 1.09 percent as of September 30, 2016, compared to 1.07 percent as of December 31, 2015 and 1.12 percent as of September 30, 2015. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets as of the dates presented.

(Dollars in thousands)	September 30, 2016	December 31, 2015

Nonaccrual loans
Commercial:
Commercial real estate	$6,903	$6,130
Commercial and industrial	12,916	4,126
Construction and development	805	468
Consumer:
Residential real estate	5,499	5,353
Construction and development	58	1,324
Home equity	4,731	3,245
Other consumer	288	548
Total nonaccrual loans	31,200	21,194
Accruing loans past due 90 days or more (1)	9,162	11,337
Total nonperforming loans	40,362	32,531
Nonperforming purchased accounts receivable	7,907	—
Other real estate:
Residential real estate	2,416	1,784
All other real estate	29,310	13,562
Total nonperforming assets	$79,995	$47,877

Restructured loans not included above	$5,585	$5,609
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

As of September 30, 2016, nonperforming assets includes a $7.9 million purchased accounts receivable. As discussed in Note F, there was no contingency accrual related to this potential exposure as of September 30, 2016. The Company has discontinued its investment in purchased accounts receivable.

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

The following table presents the allocation of ALLL for the periods presented.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Commercial:
Commercial real estate	$4,539	37.3%	$3,682	37.7%
Commercial and industrial	3,451	28.4	2,431	24.9
Construction and development	1,396	11.5	866	8.9
Consumer:
Residential real estate	1,063	8.8	1,257	12.9
Construction and development	322	2.7	237	2.4
Home equity	997	8.2	883	9.0
Consumer	374	3.1	413	4.2
Total allowance for loan losses	$12,142	100.0%	$9,769	100.0%

The following table summarizes changes in ALLL for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

ALLL, beginning of period	$11,633	$8,358	$9,769	$7,817
Charge-offs:
Commercial:
Commercial real estate	171	103	262	359
Commercial and industrial	1,661	406	3,096	1,377
Construction and development	32	134	147	201
Consumer:
Residential real estate	292	312	509	442
Home equity	325	475	667	793
Consumer	266	101	711	349
Total charge-offs	2,747	1,531	5,392	3,521
Recoveries:
Commercial:
Commercial real estate	33	44	39	56
Commercial and industrial	81	429	158	679
Construction and development	12	10	40	20
Consumer:
Residential real estate	74	57	267	109
Construction and development	1	—	1	27
Home equity	29	9	31	163
Consumer	29	48	59	119
Total recoveries	259	597	595	1,173
Net charge-offs	2,488	934	4,797	2,348
Provision for loan losses	2,997	1,576	7,170	3,531
ALLL, end of period	$12,142	$9,000	$12,142	$9,000

Net charge-offs to average loans (annualized)	0.18%	0.12%	0.12%	0.11%

The ALLL to total loans ratio was 0.23 percent as of September 30, 2016 compared to 0.20 percent as of December 31, 2015. The higher ALLL ratio was due to origination activity. Adjusted ALLL, which includes ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 2.54 percent of total loans as of December 31, 2015 to 1.29 percent of total loans as of September 30, 2016. Changes in the ALLL and adjusted ALLL were also influenced by decreases in historical loss rates used in the ALLL model and adjustments to the ALLL model's qualitative factors.

The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	September 30, 2016	December 31, 2015

Allowance for loan losses	$12,142	$10,231
Net acquisition accounting fair value discounts to loans	55,787	68,063
Adjusted allowance for loan losses (Non-GAAP)	$67,929	$78,294

Divided by: total loans	$5,253,309	$3,076,544
Adjusted allowance for loan losses to loans (Non-GAAP)	1.29%	2.54%

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2016 and December 31, 2015, brokered deposits represented 13.6 percent and 13.2 percent, respectively, of total deposits.

Total deposits as of September 30, 2016 were $5.31 billion, which was an increase of $2.00 billion from December 31, 2015. Excluding acquired NewBridge deposits, the increase in deposit balances was $9.6 million. As of September 30, 2016 and December 31, 2015, the Company had outstanding time deposits under $100 thousand of $556.0 million and $335.3 million, respectively, and time deposits over $100 thousand of $841.1 million and $682.6 million, respectively.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

Composition of Deposit Portfolio:	September 30, 2016	December 31, 2015

Non-interest demand	21.6%	22.5%
Interest-bearing demand	21.7	15.8
Money market and savings	30.3	31.0
Time deposits	26.4	30.7
Total	100.0%	100.0%

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$1,180,832	22.3%	—%	$718,989	22.1%	—%
Interest-bearing demand	1,088,490	20.6	0.19	487,173	14.9	0.11
Money market and savings	1,639,707	31.0	0.32	996,357	30.6	0.28
Time deposits	1,387,752	26.1	0.85	1,056,806	32.4	0.85
Total average deposits	$5,296,781	100.0%	0.36%	$3,259,325	100.0%	0.38%

	Nine months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$1,064,228	21.8%	—%	$684,516	21.1%	—%
Interest-bearing demand	990,417	20.3	0.18	477,879	14.8	0.13
Money market and savings	1,474,898	30.3	0.30	999,081	30.9	0.29
Time deposits	1,344,247	27.6	0.80	1,075,072	33.2	0.80
Total average deposits	$4,873,790	100.0%	0.35%	$3,236,548	100.0%	0.37%

The overall mix of deposits has shifted to a higher percentage of interest-bearing demand balances with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.36 percent in the third quarter of 2016 compared to 0.38 percent in the third quarter of 2015, the change resulting from changes in deposit mix and rates.

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings, which consist of FHLB advances maturing within twelve months and a structured repurchase agreement acquired from NewBridge which matures in December 2016, increased by $416.2 million since December 31, 2015. However, excluding acquired NewBridge funds, short-term borrowings decreased by $56.1 million as the Company used deposit growth and cash flows from the investment portfolio to reduce its borrowed funds balances.

Long-term debt decreased by $30.8 million since December 31, 2015, and, excluding acquired NewBridge obligations, long-term debt decreased by $62.5 million. Long-term debt includes FHLB advances maturing beyond one year, subordinated debt, junior subordinated debt to unconsolidated trusts ("TRUPs"), and capital lease obligations. After the NewBridge Merger, the Company began the process of extending and laddering out maturities on certain acquired FHLB advances to better balance the Company's liquidity and interest rate risk profile. All NewBridge FHLB advances at acquisition were set to mature within twelve months.

Shareholders’ Equity

Total shareholders’ equity was $1.01 billion as of September 30, 2016, an increase of $451.6 million from December 31, 2015. The increase was due to $431.3 million of net assets acquired in the NewBridge Merger, $41.5 million of net income earned during 2016, and $4.5 million of net other comprehensive income, partially offset by $29.3 million of common stock dividends.

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

As of September 30, 2016, the Company's most liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold, and investment securities available for sale) totaled $1.13 billion, which represented 15.3 percent of total assets and 21.2 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company had available off-balance sheet liquidity in the form of secured and unsecured lines of credit from various correspondent banks which totaled $555.8 million as of September 30, 2016. As of September 30, 2016, outstanding commitments for undisbursed lines of credit and letters of credit totaled $1.49 billion, and standby letters of credit issued by the FHLB on the Bank's behalf totaled $31.0 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $5.60 billion, or 76 percent, of total assets as of September 30, 2016 compared to $3.43 billion or 77 percent of total assets as of December 31, 2015.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	September 30, 2016
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$261,237	$821,501	$281,131	$33,205	$1,397,074
Short-term borrowings	791,721	—	—	—	791,721
Long-term debt (includes capital leases)	579	54,742	5,000	103,894	164,215
Operating leases	5,744	9,710	3,590	2,257	21,301
Total contractual obligations	$1,059,281	$885,953	$289,721	$139,356	$2,374,311

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

The Company's and the Bank’s capital amounts and ratios as of September 30, 2016 are presented in the table below.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$726,253	11.86%	$489,968	8.00%	N/A	N/A
Tier 1 risk-based capital	655,975	10.71%	367,476	6.00%	N/A	N/A
Common equity Tier 1	631,776	10.32%	275,607	4.50%	N/A	N/A
Tier 1 leverage capital	655,975	9.40%	279,042	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$722,585	11.87%	$487,173	8.00%	$608,966	10.00%
Tier 1 risk-based capital	706,438	11.60%	365,380	6.00%	487,173	8.00%
Common equity Tier 1	706,438	11.60%	274,035	4.50%	395,828	6.50%
Tier 1 leverage capital	706,438	10.12%	279,146	4.00%	348,933	5.00%

On October 19, 2016, the Company's Board of Directors declared a regular quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock, payable November 17, 2016, to shareholders of record as of November 10, 2016. Similar dividends were declared and paid during the first and second quarters of 2016. Additionally, on February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock, which was paid on March 7, 2016 to shareholders of record as of February 29, 2016.

The Company's tangible book value per common share was $12.47 as of September 30, 2016, compared to $12.51 as of December 31, 2015. Tangible common equity to tangible assets was 9.24 percent as of September 30, 2016, compared to 9.21 percent as of December 31, 2015. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are both non-GAAP financial metrics.

(Dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015

Total shareholders' equity	$1,014,107	$562,549
Less: Goodwill and other intangible assets, net	368,666	165,731
Tangible common equity (Non-GAAP)	$645,441	$396,818
Common shares outstanding	51,750,138	31,726,767

Tangible book value per share (Non-GAAP)	$12.47	$12.51

Total assets	$7,351,080	$4,474,144
Less: Goodwill and other intangible assets, net	368,666	165,731
Tangible assets (Non-GAAP)	$6,982,414	$4,308,413

Tangible common equity to tangible assets (Non-GAAP)	9.24%	9.21%

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2016.

	September 30, 2016
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	9.88%	(3.26)%
+ 3.0%	7.56	(2.28)
+ 2.0%	4.92	(1.40)
+ 1.0%	2.21	(0.67)
No change	—	—
- 1.0%	(0.05)	0.31

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties unknown to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additionally, factors related to the proposed merger with F.N.B. Corporation and damage resulting from Hurricane Matthew could cause actual results to differ materially from anticipated results. We believe that these factors include, but are not limited to, the following:

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

Damage resulting from Hurricane Matthew could have a negative impact on the Company's credit risk.

Many communities in Southern and Eastern North Carolina suffered significant damage resulting from Hurricane Matthew. At this time, it is unclear to what extent Yadkin customers have been affected by uninsured business interruption, property destruction and other related losses, and how those events may affect each customer's ability to meet its debt service obligations.

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

YADKIN FINANCIAL CORPORATION

Date:	November 8, 2016	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	November 8, 2016	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer