Form 10-K
period 2016-12-31
YADKIN FINANCIAL Corp
filed 2017-03-01
CIK 1366367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,252,102,589.Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 51,789,280 shares of Voting Common Stock and 0 shares of Non-Voting Common Stock outstanding as of February 28, 2017.

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

•	the impact of minimum capital thresholds established by the Company’s regulators as a part of their implementation of Basel III;

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

•	costs or difficulties related to the integration of the banks we acquired or may acquire may be greater than expected; and,

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including the pending merger with F.N.B. Corporation.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. The Company does not intend to update or reissue any forward-looking statements contained in this Annual Report on Form 10-K as a result of new information or other circumstances that may become known to the Company.
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 21.

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

On July 20, 2016, the Company entered into an Agreement and Plan of Merger (the “FNB Merger Agreement”) with F.N.B. Corporation, a Florida corporation (“FNB”). The FNB Merger Agreement provides that, upon the terms and conditions set forth therein, the Company will merge with and into FNB (the “FNB Merger”), with FNB continuing as the surviving corporation. As soon as practicable following consummation of the Merger, the Company’s wholly-owned subsidiary, Yadkin Bank, will merge with and into FNB’s wholly-owned subsidiary, First National Bank of Pennsylvania ("FNB Bank"), with FNB Bank continuing as the surviving entity (the “FNB Bank Merger”).

Subject to the terms and conditions of the FNB Merger Agreement, at the effective time of the FNB Merger, the Company’s shareholders will have the right to receive 2.16 shares of FNB common stock, par value $0.01, for each share of the Company’s common stock.

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

Region	Number of Branches	June 30, 2016 Deposits in Market ($000)	Deposit Market Share (%)	Percent of Franchise (%)	Total Population 2017 (Actual)	Population Change 2010-2017 (%)	Projected Population Change 2017-2022 (%)
Central Region	16	$1,653,292	4.22	33.82	1,751,673	14.55	7.86
Northeast Region	16	402,448	8.84	8.23	320,165	2.87	3.32
Piedmont North Region	15	539,119	4.3	11.03	1,197,288	5.84	4.72
Piedmont South Region	11	640,594	18.07	13.10	165,393	1.54	2.68
Southeast Region	10	525,316	3.8	10.75	1,027,163	8.38	5.71
Southern Region	14	566,730	0.3	11.59	1,609,495	14.77	8.09
Western Region	16	561,256	10.55	11.48	590,304	2.58	3.13
Total	98	4,888,755		100.00	6,661,481	8.10	5.07
Aggregate: NC and SC					15,178,491	7.19	5.25
Aggregate: National					325,139,271	5.31	3.77

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

Merger and Acquisition Strategy

The Company's growth in business, profitability, and market share has historically been enhanced by strategic mergers and acquisitions. The Company has focused on maintaining a merger and acquisition approach that involved disciplined targeting and pricing as well as extensive credit, financial, legal, information technology, and operational due diligence. The Company has also recognized the importance of successfully integrating management teams, policies and procedures, branch networks, systems, and balance sheets. The Company's merger and acquisition process is governed by its Board of Directors and is subject to shareholder and regulatory approvals.

Employees

The Company employed 1,112 full-time and 101 part-time employees as of December 31, 2016, none of which are covered by a collective bargaining agreement. The Company believes that relations with its employees are good.

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

As of December 31, 2016, the Company had a common equity Tier 1 risk-based capital ratio of 10.85 percent, a Tier 1 risk-based capital ratio of 11.31 percent, and a total risk-based capital ratio of 12.49 percent.

The Basel III Rules also establish minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3 percent for bank holding companies that meet certain criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4 percent. The Company's Tier 1 leverage ratio as of December 31, 2016 was 9.83 percent compared with 9.42 percent as of December 31, 2015. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

FDIC Insurance Assessments

The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor, (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Company’s insurance assessments during 2016 and 2015 were $4.1 million and $2.9 million, respectively.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and will continue until the debt matures from 2017 through 2019.

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

Acquisitions

As mentioned above, under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Further, the Bank Merger Act requires approval from the FDIC prior to the Bank merging with or acquiring the deposits of another bank. Subject to certain reciprocity provisions, current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Generally, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations.

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

As of December 31, 2016, the Bank’s C&D concentration as a percentage of risk based capital totaled 99.2 percent and the Bank’s CRE concentration as a percentage of risk based capital totaled 276.6 percent.

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

As of December 31, 2016, the fair value of our investment securities portfolio was $1.03 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary policy changes by the Federal Reserve, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

The FNB Merger is subject to customary conditions to closing. If any condition to the FNB Merger is not satisfied or waived, to the extent permitted by law, including the absence of any materially burdensome condition in the regulatory approvals, the FNB Merger may not be completed. In addition, either FNB or Yadkin may terminate the FNB Merger Agreement under certain circumstances even if the FNB Merger is adopted by the Yadkin shareholders, including but not limited to, if the FNB Merger has not been completed on or before May 31, 2017.

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

If the FNB Merger is completed, each share of the Yadkin common stock will be converted into the right to receive 2.16 shares of FNB common stock, and cash in lieu of any fractional shares. The market value of the merger consideration may vary from the closing price of FNB common stock on the date the FNB Merger was announced, on the date that the proxy statement/prospectus was mailed to the Yadkin shareholders, on the date of the special meeting of the Yadkin shareholders, on the date the FNB Merger is consummated and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects, and the regulatory situation of FNB and Yadkin. Many of these factors are beyond the control of Yadkin. Any change in the market price of FNB common stock prior to completion of the FNB Merger will affect the amount of and the market value of the merger consideration that Yadkin shareholders will receive upon completion of the FNB Merger. Accordingly, at the time of the special meeting, the Yadkin shareholders were not able to calculate the amount or the market value of the merger consideration they would receive upon completion of the FNB Merger.

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

We have identified a material weakness in our internal control over financial reporting which could result in errors in our reported results or disclosures that are not complete or accurate.

In reviewing the accounting for the allowance for loan losses, management has determined that, as of the date of this filing, we have a control deficiency resulting in a material weakness in the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm, Dixon Hughes Goodman LLP, has expressed an adverse opinion on our internal control over financial reporting because of the material weakness. There is a reasonable possibility that our material weakness could lead to a material misstatement of the Company’s annual or interim financial statements not being prevented or detected in a timely manner.

Our material weakness relates specifically to the Company’s internal control processes lacking adequate precision in the estimation of the allowance for loan loss. If we are unable to remedy the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely effected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issues. See “Controls and Procedures” for more information.

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

We may be adversely affected by changes in U.S. tax and other laws and regulations.

The United States Congress and the President's Administration have indicated an interest in reforming the internal revenue code. Possible approaches include lowering the corporate income tax rate and limiting or eliminating various other deductions, tax credits and other tax preferences. It is not possible at this time to determine what changes may be made and to quantify either the one-time impacts from the re-measurement of deferred tax assets and liabilities that might result from tax reform or the ongoing impact reform proposals might have on income tax expense.

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

The Basel III rules also establish minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3 percent for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4 percent. The Company’s Tier 1 leverage ratio as of December 31, 2016 was 9.83 percent compared to 9.42 percent at December 31, 2015. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

Certain Basel III Rules became effective January 1, 2015. The conservation buffer phase in period began in 2016 and will be fully implemented on January 1, 2019. Certain calculations under the Basel III Rules will also have phase-in periods.

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

As of December 31, 2016, we had $367.1 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Raleigh, North Carolina. As of December 31, 2016, the Company operated 98 banking offices in North Carolina and South Carolina. The Company owns many of the buildings and leases other facilities from third parties. The Company also leases office space for its corporate headquarters in Raleigh, North Carolina. Management believes that the premises occupied by the Company are well located, are suitably equipped to serve as financial services facilities, and are adequately covered by insurance.

Net book value of the Company’s real property used for business purposes as well as furniture, fixtures, and equipment was $104.0 million as of December 31, 2016. Additional information relating to premises, equipment and lease commitments is set forth in Note G "Premises and Equipment" and Note L "Leases" in the "Notes to Consolidated Financial Statements" in this report.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's voting common stock is traded on the NYSE under the symbol "YDKN". There were 51,789,280 shares of Voting Common Stock outstanding as of February 28, 2017, owned by 7,626 shareholders of record. The following table provides the quarterly high and low trading prices and closing sales prices for the last two years.

	High	Low	Last	Cash Dividends Declared
2016
First Quarter	$25.17	$19.93	$23.33	$0.60
Second Quarter	28.23	22.66	24.82	0.10
Third Quarter	26.45	24.32	26.11	0.10
Fourth Quarter	35.18	25.83	34.15	0.10

2015
First Quarter	$20.64	$18.00	$20.3	$—
Second Quarter	21.90	19.11	20.95	—
Third Quarter	23.00	18.80	21.49	0.10
Fourth Quarter	27.23	20.89	25.17	0.10

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

Since the third quarter of 2015, the Company has declared and paid a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock.

On February 15, 2016, the Company declared an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock. The dividend was paid on March 7, 2016 to shareholders of record as of February 29, 2016.

On January 24, 2017, the Company declared a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock. The dividend was paid on February 16, 2017 to shareholders of record as of February 9, 2017.

The Company maintains certain employee and director benefit plans under which equity securities of the Company may be awarded. See Note R "Employee and Director Benefit Plans" in Item 8 of this report.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Yadkin’s common stock since the last trading day of 2011 with the cumulative return for the same period of: (i) the Russell 2000 Index and (ii) the SNL Southeast Bank Index. The graph assumes an investment of $100 on the last trading day of 2011 in the Yadkin’s common stock and in each index and that all dividends, if any, were reinvested.

		Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Yadkin Financial Corporation	100.00	182.61	352.8	406.83	525.67	743.87
Russell 2000	100.00	166.11	225.1	253.52	249.57	331.30
SNL Southeast Bank	100.00	116.35	161.52	169.43	161.95	196.45

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes financial data for the periods presented.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Summary of Operations
Interest income	$268,833	$178,703	$134,548	$79,090	$48,092
Interest expense	31,726	19,553	13,980	8,653	6,804
Net interest income	237,107	159,150	120,568	70,437	41,288
Provision for loan losses	10,642	6,245	3,413	5,469	5,354
Net interest income after the provision for loan losses	226,465	152,905	117,155	64,968	35,934
Non-interest income	56,548	40,403	28,917	24,789	11,983
Non-interest expense	195,775	122,686	118,954	81,870	50,345
Income (loss) before income taxes	87,238	70,622	27,118	7,887	(2,428)
Income tax expense (benefit)	32,070	25,995	5,413	2,014	(3,216)
Net income	55,168	44,627	21,705	5,873	788
Dividends on preferred stock	—	822	1,269	—	—
Net income attributable to non-controlling interests	—	—	2,466	3,601	1,935
Net income (loss) available to common shareholders	$55,168	$43,805	$17,970	$2,272	$(1,147)
Per Common Share
Net income (loss), basic	$1.15	$1.39	$0.88	$0.25	$(0.12)
Net income (loss), diluted	1.14	1.38	0.88	0.25	(0.12)
Dividends on common stock	0.90	0.20	—	—	—
Book value	19.61	17.73	17.65	15.27	15.40
Tangible book value	12.51	12.51	11.65	12.83	12.59
Weighted average shares outstanding:
Basic	48,137,433	31,610,733	20,500,519	9,219,406	9,219,406
Diluted	48,237,217	31,695,808	20,505,142	9,219,406	9,219,406
Common shares outstanding	51,725,827	31,726,767	31,599,150	9,219,406	9,219,406
Balance Sheet Data
Total assets	$7,215,630	$4,474,144	$4,268,034	$2,122,713	$1,089,808
Cash and cash equivalents	124,413	111,918	132,365	100,780	50,513
Investment securities (1)	1,029,348	728,314	712,041	404,888	136,491
Loans (2)	5,236,286	3,123,831	2,918,471	1,401,496	784,648
Allowance for loan losses	13,990	9,769	7,817	7,043	3,998
Deposits	5,219,470	3,310,297	3,247,364	1,672,231	870,962
Long-term debt	159,424	194,967	180,164	72,941	19,864
Shareholders’ equity	1,014,231	562,549	557,802	238,059	180,722
Selected Performance Ratios
Return on average assets	0.80%	1.04%	0.69%	0.33%	0.07%
Return on average shareholders’ equity	5.93	7.98	5.59	2.61	0.43
Net interest margin	3.95	4.28	4.44	4.44	4.44
Efficiency ratio (3)	66.67	61.48	79.58	85.97	94.51
Asset Quality Ratios
Net charge-offs to average loans	0.13	0.14	0.12	0.20	0.33
Allowance for loan losses to loans	0.27	0.32	0.27	0.51	0.52
Nonperforming loans to loans	0.95	1.06	0.92	1.52	1.93
Nonperforming assets to total assets	1.16	1.07	0.93	1.49	1.89
Capital Ratios
Common equity Tier 1 (4)	10.85%	10.55%	NR	NR	NR
Total risk-based capital	12.41	11.99%	12.18%	12.70%	14.96%
Tier 1 risk-based capital	12.14	11.64	11.82	11.85	13.66
Tier 1 leverage	10.57	10.34	10.13	10.16	11.45
Tangible common equity to tangible assets	9.45	9.21	8.98	9.85	14.33

(1)	Investment securities include available-for-sale and held-to-maturity securities.

(2)	Loans include loans held for sale.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Yadkin became subject to new Basel III regulatory capital rules in Q1 2015. The common equity Tier 1 ratio was not reported in prior periods.

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

Mergers and Acquisitions

Proposed Merger with F.N.B. Corporation.

On July 20, 2016, the Company entered into an Agreement and Plan of Merger (the “FNB Merger Agreement”) with F.N.B. Corporation, a Florida corporation (“FNB”). The FNB Merger Agreement provides that the Company will merge with and into FNB (the “FNB Merger”), with FNB continuing as the surviving corporation. As soon as practicable following execution of the FNB Merger Agreement, the Company’s wholly-owned subsidiary, Yadkin Bank, will merge with and into FNB’s wholly-owned subsidiary, First National Bank of Pennsylvania ("FNB Bank"), with FNB Bank continuing as the surviving entity (the “FNB Bank Merger”).

Subject to the terms and conditions of the FNB Merger Agreement, at the effective time of the FNB Merger, the Company’s shareholders will have the right to receive 2.16 shares of FNB common stock, par value $0.01, for each share of the Company’s common stock. Based on FNB’s closing price of $13.20 as of July 20, 2016, the day before the transaction was announced, the estimated aggregate purchase price was $1.47 billion. Shareholders of both FNB and Yadkin have approved the merger, and all regulatory approvals have been received. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.

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

Executive Summary

The following is a summary of the Company’s 2016 financial highlights:

•	Net income available to common shareholders totaled $55.2 million, or $1.14 per diluted share, in 2016 compared to $1.38 per diluted share in 2015.

•	Annualized return on assets was 0.80 percent in 2016 compared to 1.04 percent in 2015.

•	Annualized return on average equity was 5.93 percent in 2016 compared to 7.98 percent in 2015.

•	Efficiency ratio, the ratio of expenses to total revenues, was 66.67 percent in 2016, compared to 61.48 percent in 2015.

•	Book value per share grew to $19.61 as of December 31, 2016, from $17.73 per share as of December 31, 2015.

The following is a summary of the Company’s operating highlights (non-GAAP basis) in 2016:

•
Net operating income available to common shareholders, which excludes certain non-operating items, improved to $77.3 million, or $1.60 per diluted share, in 2016 from $47.4 million, or $1.49 per share, in 2015.

•	Operating return on tangible common equity improved to 13.85 percent percent in 2016 from 12.58 percent in 2015.

•	Operating return on average assets was 1.12 percent in 2016 and 2015.

•	Operating efficiency ratio improved to 56.8 percent in 2016 from 59.2 percent in 2015.

•	Tangible book value per share was $12.51 as of December 31, 2016, unchanged from December 31, 2015.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings available to common shareholders; (ii) operating non-interest income; (iii) operating non-interest expense; (iv) operating efficiency ratio; (v) adjusted allowance for loan losses to loans; and (vi) tangible common equity, in its analysis of the Company's performance. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section below. The tangible common equity non-GAAP reconciliations, which include tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section below.

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

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014

Operating Earnings
Net income (GAAP)	$55,168	$44,627	$21,705
Securities losses (gains)	564	—	(126)
Gain on sale of trust business	(417)	—	—
Gain on sales of branches	—	(88)	(415)
Merger and conversion costs	28,486	1,102	22,136
Impairment of purchased accounts receivable	2,927	—	—
Restructuring charges	46	3,533	1,142
Income tax effect of adjustments	(10,025)	(1,637)	(7,553)
DTA valuation allowance reversal	—	—	(4,706)
DTA revaluation from reduction in state income tax rates	552	651	—
Net operating earnings (non-GAAP)	77,301	48,188	32,183
Dividends on preferred stock	—	(822)	(1,269)
Net income attributable to non-controlling interests	—	—	(2,466)
Allocation of adjustments to non-controlling interests	—	—	(1,231)
Net operating earnings available to common shareholders (non-GAAP)	$77,301	$47,366	$27,217

Net operating earnings per common share:
Basic (non-GAAP)	$1.61	$1.50	$1.33
Diluted (non-GAAP)	1.60	1.49	1.33

Operating Non-Interest Income
Non-interest income (GAAP)	$56,548	$40,403	$28,917
Securities gains	564	—	(126)
Gain on sales of branches	—	(88)	(415)
Gain on sale of trust business	(417)	—	—
Operating non-interest income (non-GAAP)	$56,695	$40,315	$28,376

Operating Non-Interest Expense
Non-interest expense (GAAP)	$195,775	$122,686	$118,954
Merger and conversion costs	(28,486)	(1,102)	(22,136)
Impairment of purchased accounts receivable	(2,927)	—	—
Restructuring charges	(46)	(3,533)	(1,142)
Operating non-interest expense (non-GAAP)	$164,316	$118,051	$95,676

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating Efficiency Ratio
Efficiency ratio (GAAP)	66.67%	61.48%	79.58%
Effect to adjust for securities gains (losses)	(0.13)	—	0.06
Effect to adjust for gain on sale of trust business	0.09	—	—
Effect to adjust for gain on sales of branches	—	0.03	0.22
Effect to adjust for merger and conversion costs	(9.68)	(0.56)	(14.85)
Effect to adjust for impairment of purchased accounts receivable	(1.00)	—	—
Effect to adjust for restructuring charges	(0.02)	(1.77)	(0.77)
Operating efficiency ratio (non-GAAP)	55.93%	59.18%	64.24%

Taxable-Equivalent Net Interest Income
Net interest income (GAAP)	$237,107	$159,150	$120,568
Taxable-equivalent adjustment	2,288	1,274	321
Taxable-equivalent net interest income (non-GAAP)	$239,395	$160,424	$120,889

Core Net Interest Income and Net Interest Margin (Annualized)
Taxable-equivalent net interest income (non-GAAP)	$239,395	$160,424	$120,889
Acquisition accounting amortization / accretion adjustments related to:
Loans	(15,611)	(14,860)	(15,186)
Deposits	(1,600)	(3,109)	(3,105)
Borrowings and debt	396	557	91
Income from issuer call of debt security	(165)	(742)	—
Core net interest income (non-GAAP)	$222,415	$142,270	$102,689

Divided by: average interest-earning assets	$6,063,061	$3,748,533	$2,730,575
Core taxable-equivalent net interest margin (non-GAAP)	3.67%	3.80%	3.76%

Analysis of Results of Operations

Net Income

2016 compared to 2015

Net income was $55.2 million in 2016, which was a significant increase from $44.6 million in 2015. Net income available to common shareholders improved to $55.2 million, or $1.14 per diluted common share, in 2016 from $43.8 million, or $1.38 per diluted common share, in 2015. Net operating earnings, which excludes certain nonrecurring income and expenses, improved to $77.3 million in 2016 from $48.2 million in 2015.

Two commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average shareholders' equity (net income as a percentage of average shareholders' equity). Return on average assets was 0.80 percent in 2016 compared to 1.04 percent in 2015. Return on average shareholders' equity was 5.93 percent in 2016 compared to 7.98 percent in 2015.

2015 compared to 2014

Net income was $44.6 million in 2015, which was a significant increase from $21.7 million in 2014. Net income available to common shareholders was $43.8 million, or $1.39 per common share, in 2015 compared to $18.0 million, or $0.88 per common share, in 2014. Net income in 2015 was significantly influenced by the 2014 Mergers. Net operating earnings, which excludes certain nonrecurring income and expenses, totaled $48.2 million in 2015, compared to $32.2 million in 2014. Return on average assets was 1.04 percent in 2015, compared to 1.21 percent in 2014. Return on average shareholders' equity was 7.98 percent in 2015, compared to 9.63 percent in 2014.

Net Interest Income

2016 compared to 2015

Net interest income improved to $237.1 million in 2016 from $159.2 million in 2015. The increase in net interest income was the result of a significant increase in earning assets primarily from the NewBridge Merger and from organic business activity. Average earning assets increased from $3.75 billion in 2015 to $6.06 billion in 2016. Over this period, average loan balances increased by $1.97 billion, and average investment securities increased by $338.1 million. In addition, average interest-bearing deposits increased by $1.33 billion.

Taxable-equivalent net interest margin was 3.95 percent in 2016, compared to 4.28 percent in 2015. Net interest margin was negatively affected by a decline in the yield on earning assets from 4.80 percent in 2015 to 4.47 percent in 2016, and a slight increase in the cost of interest-bearing liabilities, which increased from 0.65 percent in 2015 to 0.66 percent in 2016.

Net accretion income on acquired loans totaled $17.7 million in 2016, which consisted of $4.2 million of net accretion on purchased credit-impaired loans and $13.5 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in 2015 totaled $14.4 million, which included $3.5 million of net accretion on purchased credit impaired ("PCI") loans and $10.9 million of accretion income on purchased non-impaired loans. The increase in net accretion income in 2016 resulted from accretion of fair value discounts recorded on loans acquired in the NewBridge Merger.

2015 compared to 2014

Net interest income totaled $159.2 million in 2015, compared to $120.6 million in 2014. Average earning assets totaled $3.75 billion in 2015, which was a significant increase from $2.73 billion in 2014. The increase in average earning assets was the result of assets acquired in the 2014 Mergers.

Taxable-equivalent net interest margin was 4.28 percent in 2015, compared to 4.43 percent in 2014 due to lower loan yields. The average yield on loans decreased from 5.79 percent in 2014 to 5.42 percent in 2015, resulting from the origination of new loans at lower market rates. The average yield on investment securities increased from 2.15 percent in 2014 to 2.53 percent in 2015. The average cost of interest-bearing liabilities increased from 0.61 percent in 2014 to 0.65 percent in 2015.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$4,955,769	$242,738	4.90%	$2,982,292	$161,777	5.42%	$2,118,695	$122,613	5.79%
Investment securities (2)	1,050,344	27,999	2.67	712,210	18,004	2.53	562,190	12,112	2.15
Federal funds and other	56,948	384	0.67	54,031	196	0.36	49,690	144	0.29
Total interest-earning assets	6,063,061	271,121	4.47%	3,748,533	179,977	4.80%	2,730,575	134,869	4.94%
Goodwill	307,974			152,152			89,203
Other intangibles, net	27,645			15,182			11,525
Non-interest-earning assets	489,875			393,972			301,876
Total assets	$6,888,555			$4,309,839			$3,133,179

Liabilities and Equity
Interest-bearing demand	$1,027,047	1,892	0.18%	$483,406	$583	0.12%	408,580	641	0.16%
Money market and savings	1,507,941	4,697	0.31	998,747	2,779	0.28	719,637	1,924	0.27
Time	1,347,050	10,980	0.82	1,067,551	8,647	0.81	872,040	5,839	0.67
Total interest-bearing deposits	3,882,038	17,569	0.45	2,549,704	12,009	0.47	2,000,257	8,404	0.42%
Short-term borrowings	685,810	5,503	0.80	321,393	1,546	0.48	172,700	406	0.24
Long-term debt	234,458	8,654	3.69	148,836	5,998	4.03	123,199	5,170	4.20
Total interest-bearing liabilities	4,802,306	31,726	0.66%	3,019,933	19,553	0.65%	2,296,156	13,980	0.61%
Noninterest-bearing deposits	1,096,376			702,899			431,816
Other liabilities	58,954			27,858			16,925
Total liabilities	5,957,636			3,750,690			2,744,897
Shareholders’ equity	930,919			559,149			388,282
Total liabilities and shareholders’ equity	$6,888,555			$4,309,839			$3,133,179

Net interest income, taxable equivalent		$239,395			$160,424			$120,889
Interest rate spread (3)			3.81%			4.15%			4.33%
Tax equivalent net interest margin (4)			3.95%			4.28%			4.43%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.25%			124.13%			118.92%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 35.0 percent. The taxable-equivalent adjustment was $2.3 million, $1.3 million and $321 thousand for 2016, 2015 and 2014, respectively.

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

	Change from 2015 to 2016 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$97,927	$(16,966)	$80,961
Investment securities	8,938	1,057	9,995
Federal funds and other interest-earning assets	12	176	188
Total interest-earning assets	106,877	(15,733)	91,144

Interest-bearing liabilities:
Interest-bearing demand	909	400	1,309
Money market and savings	1,569	349	1,918
Time deposits	2,228	105	2,333
Total interest-bearing deposits	4,706	854	5,560
Short-term borrowings	2,495	1,462	3,957
Long-term debt	3,199	(543)	2,656
Total interest-bearing liabilities	10,400	1,773	12,173
Change in net interest income, taxable equivalent	$96,477	$(17,506)	$78,971

Provision for Loan Losses

The following table summarizes the year-to-date changes in the ALLL for the periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2016:
Balance at January 1, 2016	$8,447	$1,322	$9,769
Net charge-offs	(6,417)	(5)	(6,422)
Provision for loan losses	10,882	(239)	10,643
Balance at December 31, 2016	$12,912	$1,078	$13,990

2015:
Balance at January 1, 2015	$6,519	$1,298	$7,817
Net charge-offs	(4,293)	—	(4,293)
Provision for loan losses	6,221	24	6,245
Balance at December 31, 2015	$8,447	$1,322	$9,769

2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(2,626)	(13)	(2,639)
Provision for loan losses	4,463	(1,050)	3,413
Balance at December 31, 2014	$6,519	$1,298	$7,817

2016 compared to 2015

Provision for loan losses was $10.6 million during 2016, compared to $6.2 million in 2015. The $4.4 million increase in provision for loan losses was due to increased net charge-offs and continuing accretion of fair value discounts. Non-PCI loan provision expense increased $4.7 million during 2016, due to higher net charge-offs and organic loan growth. The PCI-loan provision credit was $239 thousand during 2016, compared to provision expense of $24 thousand in 2015.

The ALLL was $14.0 million, or 0.27 percent of total loans, as of December 31, 2016 compared to $9.8 million, or 0.32 percent of total loans, as of December 31, 2015. The reduction in ALLL as a percent of total loans was primarily due to the impact of the NewBridge Merger since acquired loans are recorded at fair value with no ALLL. Adjusted ALLL, which combines the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 1.23 percent of total loans as of December 31, 2016 compared to 1.62 percent as of December 31, 2015. Annualized net charge-offs were 0.13 percent of average loans in 2016, compared to 0.14 percent of average loans in 2015.

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

The Company's quarterly PCI cash flow re-estimations resulted in provision expense of $239 thousand in 2016, compared to provision credit of $24 thousand in 2015. The ALLL related to PCI loans as of December 31, 2016 was $1.1 million. Of this amount, $767 thousand was related to commercial real estate loan pools, $232 thousand was related to commercial and industrial loan pools, $51 thousand was related to a residential real estate loan pool, and $1 thousand was related to a consumer loan pool.

2015 compared to 2014

Provision for loan losses was $6.2 million in 2015 compared to $3.4 million in 2014. The 2014 provision for loan losses included $4.4 million in provision expense on non-PCI loans and a $1.1 million provision credit on PCI loan pools. The ALLL related to PCI loans as of December 31, 2015 was $1.3 million. Of this amount, $412 thousand was related to a commercial real estate loan pool, $379 thousand was related to a residential real estate loan pool, $283 thousand was related to a home equity loan pool, $143 thousand was related to a commercial and industrial loan pool,and $88 thousand was related to a consumer loan pool.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014

Service charges and fees on deposit accounts	$21,310	$13,750	$9,574
Government-guaranteed lending	11,501	12,729	9,450
Mortgage banking	11,449	6,257	3,370
Bank-owned life insurance	4,071	1,873	1,784
(Loss) gain on sales of available for sale securities	(564)	—	126
Gain on sales of branches	—	88	415
Gain on sale of trust business	417	—	—
Other	8,364	5,706	4,198
Total non-interest income	$56,548	$40,403	$28,917

2016 compared to 2015

Non-interest income totaled $56.5 million in 2016, which was a $16.1 million increase from $40.4 million in 2015. Operating non-interest income, which excludes securities gains, gains recorded on the sale of trust business and branch sale gains, totaled $56.7 million in 2016 compared to $40.3 million in 2015. Service charges and fees on deposit accounts increased by $7.6 million primarily due to the addition of NewBridge deposit accounts. Mortgage banking income increased by $5.2 million due to higher production volumes. Bank-owned life insurance increased $2.2 million in 2016, primarily due to death benefits resulting from deceased participants. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, declined by $1.2 million due to change in the mix of SBA loans originated. Other non-interest income increased $2.7 million during 2016 due to higher loan-related fee income and improved trust and brokerage income.

2015 compared to 2014

Non-interest income totaled $40.4 million in 2015 compared to $28.9 million in 2014. Service charges and fees on deposit accounts totaled $13.8 million during 2015, compared to $9.6 million during 2014. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, totaled $12.7 million in 2015, compared to $9.5 million in 2014. Mortgage banking income generated $6.3 million and $3.4 million during 2015 and 2014, respectively. Growth in each of these areas primarily resulted from the impact of the 2014 Mergers.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014

Salaries and employee benefits	$86,024	$60,898	$51,342
Occupancy and equipment	26,411	18,799	15,075
Data processing	10,328	7,599	5,235
FDIC deposit insurance premiums	4,062	2,892	2,091
Professional services	5,487	4,556	3,943
Foreclosed asset expense, net	1,749	1,276	671
Loan, collection, and repossession expense	4,057	3,643	3,075
Merger and conversion costs	28,486	1,102	22,136
Impairment of purchased accounts receivable	2,927	—	—
Restructuring charges	46	3,533	1,142
Amortization of other intangible assets	5,939	3,098	2,157
Other	20,259	15,290	12,087
Total non-interest expense	$195,775	$122,686	$118,954

2016 compared to 2015

Non-interest expense totaled $195.8 million in 2016 compared to $122.7 million in 2015. Operating non-interest expense, which excludes merger and conversion costs and restructuring charges, totaled $164.3 million in 2016 compared to $118.1 million in 2015. The $73.1 million increase in non-interest expense was due to general increases in various operating expenses resulting from the NewBridge Merger, including a $25.1 million increase in salaries and employee benefits, a $7.6 million increase in occupancy and equipment expense, and a $2.7 million increase in data processing expense. The impact of these increases in various operating expenses was accompanied by a $27.4 million increase in merger and conversion costs, which, included professional fees, severance, and other expenses incidental to the NewBridge Merger and incurred in anticipation of the FNB Merger. Also contributing to higher non-interest expense was a purchased accounts receivables impairment of $2.9 million recorded in 2016.

The Company's operating efficiency ratio improved from 59.2 percent in 2015 to 55.9 percent in 2016 primarily due to the significant scale and operating leverage resulting from the Company's growth.

2015 compared to 2014

Non-interest expense totaled $122.7 million in 2015 compared to $119.0 million in 2014. Higher salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2015 were partially offset by lower merger and conversion costs.

The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs and restructuring charges, improved from 64.2 percent in 2014 to 59.2 percent in 2015 resulting from increased scale and operating leverage provided by the mergers.

Income Taxes

2016 compared to 2015

Income tax expense was $32.1 million in 2016 compared to $26.0 million in 2015. The Company's effective tax rate was 36.8 percent in both periods.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would realize the net deferred tax asset of $58.2 million as of December 31, 2016.

2015 compared to 2014

Income tax expense was $26.0 million in 2015, compared to $5.4 million in 2014, which included the reversal of a $4.7 million valuation allowance.

Analysis of Financial Condition

During 2016, the NewBridge Merger significantly impacted each major component of the Company's balance sheet. The following table summarizes the year-to-date changes in major balance sheet components, including and excluding the acquired NewBridge balances.

(Dollars in thousands)	December 31, 2016	December 31, 2015	YTD Change	Acquired NewBridge Balances	YTD Change Excluding Acquired NewBridge Balances

Cash and cash equivalents	$124,413	$111,918	$12,495	$45,143	$(32,648)
Investment securities	1,029,348	728,314	301,034	442,696	(141,662)
Loans held for sale	76,876	47,287	29,589	13,661	15,928
Loans	5,159,410	3,076,544	2,082,866	2,061,136	21,730
Allowance for loan losses	(13,990)	(9,769)	(4,221)	—	(4,221)
Other assets	839,573	519,850	319,723	403,530	(83,807)
Total assets	$7,215,630	$4,474,144	$2,741,486	$2,966,166	$(224,680)

Deposits	$5,219,470	$3,310,297	$1,909,173	$1,990,109	$(80,936)
Short-term borrowings	764,600	375,500	389,100	472,335	(83,235)
Long-term debt	159,424	194,967	(35,543)	31,724	(67,267)
Other liabilities	57,905	30,831	27,074	40,662	(13,588)
Total liabilities	6,201,399	3,911,595	2,289,804	2,534,830	(245,026)
Shareholders' equity	1,014,231	562,549	451,682	431,336	20,346
Total liabilities and shareholders' equity	$7,215,630	$4,474,144	$2,741,486	$2,966,166	$(224,680)

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

The amortized cost and fair value of the available-for-sale securities portfolio was $1.01 billion and $990.6 million, respectively, as of December 31, 2016 compared to $694.5 million and $689.1 million, respectively, as of December 31, 2015. The amortized cost and fair value of the held-to-maturity securities portfolio was $38.7 million and $39.5 million, respectively, as of December 31, 2016, compared to $39.2 million and $40.5 million, respectively, as of December 31, 2015.

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

Marketable investment securities accounted for as available for sale are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. As of December 31, 2016 and 2015, the available-for-sale securities portfolio had $1.7 million and $2.2 million, respectively, of unrealized gains and $17.9 million and $7.5 million, respectively, of unrealized losses. Marketable investment securities accounted for as held to maturity are recorded at amortized cost.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
GSE obligations	$17,597	$17,501	$5,980	$5,982	$14,914	$14,944
SBA-guaranteed securities	28,189	27,561	12,114	12,176	60,408	60,120
Mortgage-backed securities issued by GSEs	608,320	597,010	440,654	435,625	428,076	425,283
Municipal bonds	128,931	125,547	55,402	55,800	39,907	40,258
Corporate bonds	153,744	153,215	123,669	123,532	118,799	119,912
Collateralized loan obligations	45,466	45,466	50,538	50,483	—	—
Non-agency RMBS	15,471	15,394	3,528	3,663	4,961	4,963
Non-agency CMBS	—	—	—	—	3,576	3,578
Other debt securities	245	245	245	245	498	498
Marketable equity securities	8,929	8,674	2,381	1,626	3,017	2,865
Total securities available for sale	$1,006,892	$990,613	$694,511	$689,132	$674,156	$672,421

Securities held to maturity:
Municipal bonds	$38,735	$39,460	$39,182	$40,500	$39,620	$40,586
Total securities held to maturity	$38,735	$39,460	$39,182	$40,500	$39,620	$40,586

Securities in an unrealized loss position as of December 31, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of December 31, 2016.

The following table summarizes the amortized cost of debt securities in the investment portfolio as of December 31, 2016, segregated by major category with ranges of maturities and average yields.

	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		More than 10 Years		Total
(Dollars in thousands)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)

Securities available for sale:
GSE obligations	$6,006	1.10%	$7,184	1.55%	$4,311	2.26%	$—	—%	$17,501	1.57%
SBA-guaranteed securities	—	—	3,509	2.71	24,052	2.21	—	—	27,561	2.27
Mortgage-backed securities(1)	2,314	1.39	452,384	1.90	112,386	2.29	45,320	2.77	612,404	2.03
Corporate bonds	12,973	3.35	101,589	3.27	34,005	3.81	4,648	3.79	153,215	3.41
Collateralized loan obligations	—	—	—	—	45,466	2.75	—	—	45,466	2.75
Municipal bonds	7,584	4.33	46,043	2.66	66,699	2.98	5,221	5.75	125,547	3.06
Other debt securities	245	0.50	—	—	—	—	—	—	245	0.50
Total debt securities available for sale	$29,122	2.96%	$610,709	2.18%	$286,919	2.70%	$55,189	3.14%	$981,939	2.41%

Securities held to maturity:
Municipal bonds	$1,006	3.45%	$29,928	3.86%	$4,028	4.11%	$3,773	5.79%	$38,735	4.06%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

(2)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 35 percent. Yields are calculated based on the amortized cost of the securities.

As of December 31, 2016, the weighted average life of the Company's debt securities was 5.5 years, and the weighted average effective duration was 3.7 years.

The Company also owned $41.2 million and $24.8 million of FHLB stock as of December 31, 2016 and 2015, respectively. The investment in FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Commercial and Industrial (C&I) Loans. C&I loans are typically for working capital, equipment, and business expansion. C&I loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Company requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15- to 25-year amortizations for owner-occupied real estate. C&I loans totaled $723.3 million as of December 31, 2016.

Commercial Real Estate Loans. Commercial real estate loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Company generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations. Owner-occupied commercial real estate loans totaled $1.09 billion, and non-owner-occupied commercial real estate loans totaled $1.38 billion as of December 31, 2016.

Construction Loans. Commercial construction loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years once the properties are stabilized. The Company's primary focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to builders in situations in which the home is pre-sold to the end user and the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 18 months in length. Construction loans to home builders for speculative residential homes are not a focus for the Company. In many cases, home builders do require a speculative component to their lending facilities; however, credit exposure is controlled through the covenants relating to the home builder's speculative-to-sold ratio. Any loans made in this product would be to well-established home builders with an excellent track record who are focused on delivering commodity-style housing. Through its Builder Finance division, the Company lends to home builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Company's loan policies require personal guarantees of the principal business owners. Commercial construction loans and one-to-four family residential construction loans to home builders totaled $463.6 million as of December 31, 2016.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Company also offers construction-to-permanent loans for one-to-four family properties. These loans are generally sold to investors when construction is complete and the loan converts to permanent financing. The Company offers fixed and variable rate options on consumer loans but generally limits the maximum term to five to seven years for non-real estate secured loans. Residential real estate loans, home equity loans and lines of credit, and other consumer loans totaled $642.7 million, $523.5 million, and $61.5 million, respectively, as of December 31, 2016. Construction loans to consumers totaled $271.2 million as of December 31, 2016.

Residential Mortgage Loans. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department. The loans are funded by the Company and are primarily sold to national investors/servicers.

Government-Guaranteed Loans. The Company provides loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans held for investment totaled $237.7 million as of December 31, 2016 and were primarily classified as commercial and industrial and commercial real estate loans. SBA loans held for sale to investors totaled $37.4 million as of December 31, 2016.

Loan Approvals. The Company's loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans sought, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and exposure limits. Bankers are assigned to work with specific credit administration officers, and applicable loans must be approved by the designated credit administration officer prior to origination. The Bank's Chief Credit Officer has authority to approve up to $15 million in total credit exposure. Exposures between $15 million and $25 million must be approved by the Bank's Chief’s Credit Officer and Chief Executive Officer with subsequent disclosure provided to the Board of Directors. Loans with exposures greater than $25 million and all Reg O loans require approval of the Board of Directors. Lending policies are reviewed and approved at least annually by the Board of Directors. These approved lending authorities are well within the legal lending limit, which totaled $111.4 million as of December 31, 2016.

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

Loan Commitments. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit. The Company applies the same credit standards to these commitments that it utilizes in all of its lending activities and has included these commitments in its lending risk evaluations. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. See Note P "Commitments and Contingencies" in the “Notes to Consolidated Financial Statements” for more information.

Loans, net of deferred loan fees, totaled $5.16 billion as of December 31, 2016, which was an increase of $2.08 billion since December 31, 2015. This increase in loan balances was the net result of the NBBC Merger and organic loan production. The following table summarizes the loan portfolio composition by category as of December 31 for the years presented.

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial real estate	$2,475,144	48.0%	$1,451,176	47.1%	$1,355,536	46.7%	$670,293	48.1%	$393,218	51.2%
Residential real estate and home equity	1,166,162	22.6	621,548	20.2	636,911	22.0%	285,768	20.5%	189,758	24.7%
Commercial and industrial	723,257	14.0	553,121	18.0	468,848	16.2%	230,614	16.6%	98,701	12.8%
Construction and development	734,770	14.2	391,567	12.7	400,868	13.8%	198,314	14.2%	82,304	10.7%
Consumer	61,464	1.2	60,244	2.0	36,874	1.3%	8,332	0.6%	4,325	0.6%
Total loans	5,160,797	100.0%	3,077,656	100.0%	2,899,037	100.0%	1,393,321	100.0%	768,306	100.0%
Less: deferred loan fees	(1,387)		(1,112)		(771)		(488)		(97)
Total loans, net	$5,159,410		$3,076,544		$2,898,266		$1,392,833		$768,209

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	December 31, 2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Development	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$167,680	$36,404	$22,267	$42,315	$12,393	$2,809	$5,677	$289,545
1-5 years	1,162,052	196,940	94,046	174,100	76,519	1,202	24,937	1,729,796
After 5 years	521,763	59,874	35,123	178,979	15,079	1,304	23,234	835,356
Total	1,851,495	293,218	151,436	395,394	103,991	5,315	53,848	2,854,697
Variable Rate: (1)
1 year or less	76,566	156,728	223,024	12,181	46,979	19,412	4,954	539,844
1-5 years	365,351	196,461	80,858	22,575	89,223	103,638	1,021	859,127
After 5 years	181,732	76,850	8,276	212,511	30,983	395,136	1,641	907,129
Total	623,649	430,039	312,158	247,267	167,185	518,186	7,616	2,306,100
Total loans	$2,475,144	$723,257	$463,594	$642,661	$271,176	$523,501	$61,464	$5,160,797

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of December 31, 2016 totaled $172.2 million, of which $171.2 million were grouped into pools and $958 thousand were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2015, totaled $142.0 million, of which $141.3 million were grouped into pools and $712 thousand were accounted for on an individual loan basis.

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

Nonperforming loans as a percentage of total loans was 0.95 percent as of December 31, 2016 compared to 1.06 percent as of December 31, 2015. Nonperforming assets as a percentage of total assets as of December 31, 2016 totaled 1.16 percent compared to 1.07 percent as of December 31, 2015. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and are not included as nonperforming unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2016	2015	2014	2013	2012

Nonaccrual loans:
Commercial real estate	$15,326	$6,130	$5,685	$4,747	$1,763
Construction and development	945	1,792	1,946	3,285	553
Commercial and industrial	12,648	4,126	4,594	2,154	64
Residential real estate and home equity	10,564	8,598	5,476	4,378	3,392
Consumer	304	548	248	164	223
Total nonaccrual loans	39,787	21,194	17,949	14,728	5,995
Accruing loans past due 90 days or more (1)	9,010	11,337	8,810	6,420	8,819
Total nonperforming loans	48,797	32,531	26,759	21,148	14,814
Nonperforming purchased accounts receivable	4,980	—	—	—	—
Foreclosed assets
Residential real estate	2,185	1,784	2,016	1,626	758
All other foreclosed assets	27,925	13,562	10,875	8,892	5,079
Total nonperforming assets	$83,887	$47,877	$39,650	$31,666	$20,651

Restructured loans not included above	$5,725	$5,609	$4,424	$534	$104
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

In the second quarter of 2015, the Company enhanced its ALLL methodology by transitioning to the PD/LGD approach to calculating historical loss rates by loan grouping, as previously described. In prior periods, the Company calculated historical loss rates by loan type and then weighted these loss rates across its risk grade scale. Both methods use historical loss rates to calculate reserves on loans evaluated collectively for impairment, but the Company believes the current PD/LGD approach provides a more precise estimate of loan losses across the risk grade scale based on actual default data. The enhanced ALLL calculation did not have a material impact on the total ALLL or on the provision for loan losses. However, the enhanced ALLL methodology did change the allocation of ALLL across certain loan classes, particularly commercial and industrial and construction and development loans. The Company held other significant inputs into the ALLL model consistent, including the "lookback" period used to develop historical loss rates, loan groupings for collective evaluation, and the application of qualitative factors.

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

The following table presents the allocation of the ALLL as of December 31 for the periods presented.

	2016		2015		2014
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$5,690	0.11%	$3,682	0.12%	$2,796	0.10%
Construction and development	1,910	0.04	1,103	0.04	1,885	0.07
Commercial and industrial	3,961	0.08	2,431	0.08	1,274	0.04
Residential real estate and home equity	2,031	0.04	2,140	0.07	1,783	0.06
Consumer	398	0.01	413	0.01	79	—
Total ALLL	$13,990	0.27%	$9,769	0.32%	$7,817	0.27%

The following table summarizes changes in the ALLL for the periods presented.

(Dollars in thousands)	2016	2015	2014	2013	2012

ALLL at beginning of period	$9,769	$7,817	$7,043	$3,998	$1,081
Charge-offs:
Commercial real estate	(416)	(1,096)	(366)	(20)	—
Construction and development	(178)	(331)	(367)	(723)	(415)
Commercial and industrial	(4,313)	(2,337)	(1,034)	(483)	(250)
Residential real estate and home equity	(1,411)	(1,452)	(1,020)	(1,230)	(1,937)
Consumer	(874)	(407)	(354)	(265)	(147)
Total charge-offs	(7,192)	(5,623)	(3,141)	(2,721)	(2,749)
Recoveries:
Commercial real estate	108	58	46	26	—
Construction and development	245	746	69	47	125
Commercial and industrial	245	27	88	23	19
Residential real estate and home equity	313	348	254	185	159
Consumer	62	151	45	16	9
Total recoveries	973	1,330	502	297	312
Net charge-offs	(6,219)	(4,293)	(2,639)	(2,424)	(2,437)
Provision for loan losses	10,642	6,245	3,413	5,469	5,354
ALLL at end of period	$14,192	$9,769	$7,817	$7,043	$3,998

Net charge-offs to average loans	0.13%	0.14%	0.12%	0.20%	0.33%

The ALLL to total loans ratio was 0.27 percent as of December 31, 2016, compared to 0.32 percent as of December 31, 2015, the decline reflecting the impact of the NewBridge loans, which were recorded at fair value with no ALLL. The adjusted ALLL, which includes the ALLL as well as net acquisition fair value adjustments for acquired loans, declined from 1.62 percent as of December 31, 2015 to 1.23 percent as of December 31, 2016. The reduction in adjusted ALLL resulted primarily from lower historical loss rates used in the ALLL model and continued accretion of acquisition accounting fair value adjustments. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

	December 31,
(Dollars in thousands)	2016	2015

Allowance for loan losses	$13,990	$9,769
Net acquisition accounting fair value discounts to loans	49,634	40,188
Adjusted allowance for loan losses (non-GAAP)	63,624	49,957
Loans	5,159,410	3,076,544
Adjusted allowance for loan losses to loans (non-GAAP)	1.23%	1.62%

Net acquisition accounting fair value discounts to loans includes $33.0 million and $16.7 million in credit and non-credit discounts, respectively, as of December 31, 2016 compared to $28.2 million and $12.0 million, respectively, at December 31, 2015.

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2016, brokered deposits represented approximately 12.2 percent of total deposits.

Total deposits as of December 31, 2016 were $5.22 billion, which was an increase of $1.91 billion from December 31, 2015. As of December 31, 2016 and 2015, the Company had outstanding time deposits under $100 thousand of $405.6 million and $335.3 million, respectively, and time deposits over $100 thousand of $916.7 million and $682.6 million, respectively.

The following table provides a summary of the Company’s deposit portfolio by deposit type.

	December 31,
Composition of Deposit Portfolio:	2016	2015

Non-interest demand	22.3%	22.5%
Interest-bearing demand	22.1	15.8
Money market and savings	30.3	31.0
Time deposits	25.3	30.7
Total	100.0%	100.0%

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$1,096,376	22.02%	—%	$702,899	21.61%	—%
Interest-bearing demand	1,027,047	20.63	0.18	483,406	14.86	0.12
Money market and savings	1,507,941	30.29	0.31	998,747	30.71	0.28
Time deposits	1,347,050	27.06	0.82	1,067,551	32.82	0.81
Total average deposits	$4,978,414	100.00%	0.35%	$3,252,603	100.00%	0.37%

The overall mix of average deposits continues to shift to a higher percentage of non-interest demand deposits, with reductions in the percentage of deposits held in interest-bearing demand and time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits was 0.45 percent in 2016 compared to 0.47 percent in 2015 due to higher average rates for time deposits.

The following table summarizes the maturities of time deposits $100 thousand or more as of December 31, 2016.

(Dollars in thousands)	December 31, 2016

Remaining maturity:
Three months or less	$187,479
Three to six months	151,415
Six to 12 months	202,044
More than 12 months	375,796
Total	$916,734

Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $764.6 million and $375.5 million as of December 31, 2016 and 2015, respectively, and consisted of FHLB advances maturing within twelve months. The balance of short-term FHLB advances increased during 2016 following the NewBridge Merger and to fund loan growth and investment purchases.

Long-term debt totaled $159.4 million and $195.0 million as of December 31, 2016 and 2015, respectively. The following table summarizes components of long-term debt.

	December 31,
(Dollars in thousands)	2016	2015

Long-term debt:
FHLB advances maturing beyond one year	$51,356	$118,942
Subordinated term loan due 2018	7,279	7,166
Subordinated notes due 2023	38,050	38,050
Subordinated notes due 2024	16,061	—
Junior subordinated debt to unconsolidated trusts:
Maturing October 7, 2033	5,885	5,701
Maturing December 15, 2033	6,997	6,853
Maturing September 30, 2035	15,371	—
Maturing December 15, 2037	12,904	12,503
Capital lease obligations and other debt	5,521	5,752
Total long-term debt	$159,424	$194,967

Shareholders’ Equity

Total shareholders’ equity was $1.01 billion as of December 31, 2016, an increase of $451.7 million from December 31, 2015. This increase was primarily due to $431.3 million resulting from the NewBridge Merger and $55.2 million in net income for the year, partially offset by $6.2 million other comprehensive loss, and $34.4 million in common stock dividends declared in 2016.

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

As of December 31, 2016, the Company's liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $1.12 billion, which represented 15 percent of total assets and 21 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $578.3 million as of December 31, 2016. As of December 31, 2016, outstanding commitments for undisbursed lines of credit and letters of credit totaled $1.48 billion, and standby letters of credit issued by the FHLB on the Bank's behalf totaled $31.0 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $5.60 billion, or 78 percent, of total assets as of December 31, 2016 compared with $3.59 billion, or 80 percent, of total assets as of December 31, 2015.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	December 31, 2016
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$780,937	$418,083	$121,637	$1,704	$1,322,361
Short-term borrowings	764,600	—	—	—	764,600
Long-term debt	—	52,902	8,505	98,017	159,424
Operating leases	5,546	7,781	2,875	3,382	19,584
Total contractual obligations	$1,551,083	$478,766	$133,017	$103,103	$2,265,969

The Company's significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in this table will be used; thus the actual cash requirements are likely to be significantly less than the amounts reported.

(Dollars in thousands)	December 31, 2016

Commitments to extend credit	$1,454,630
Financial standby letters of credit	22,625
Standby letters of credit issued by the FHLB on the Bank's behalf	31,000
Total commitments	$1,508,255

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

The Company's and the Bank’s capital amounts and ratios as of December 31, 2016 are presented in the table below.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Yadkin Financial Corporation
Total risk-based capital	$746,250	12.49%	$477,799	8.00%	N/A	N/A
Tier 1 risk-based capital	675,634	11.31%	358,349	6.00%	N/A	N/A
Common equity tier 1	648,105	10.85%	268,762	4.50%	N/A	N/A
Tier 1 leverage capital	675,634	9.83%	274,969	4.00%	N/A	N/A

Yadkin Bank
Total risk-based capital	$742,418	12.41%	$478,498	8.00%	$598,122	10.00%
Tier 1 risk-based capital	725,913	12.14%	358,873	6.00%	478,498	8.00%
Common equity tier 1	725,913	12.14%	269,155	4.50%	388,780	6.50%
Tier 1 leverage capital	725,913	10.57%	274,822	4.00%	343,528	5.00%

In the second quarter of 2015, the Company redeemed $28.4 million of outstanding preferred stock that had originally been issued to the U.S. Treasury in connection with its TARP Capital Purchase Program.

Since the third quarter of 2015, the Company has declared and paid a quarterly cash dividend of $0.10 per share of its outstanding unrestricted common stock. Additionally, the Company declared and paid an extraordinary special cash dividend of $0.50 per share of its outstanding unrestricted common stock during the first quarter of 2016.

The Company's tangible book value per common share was $12.51 as of December 31, 2016 and December 31, 2015. Tangible common equity to tangible assets was 9.45 percent as of December 31, 2016 compared to 9.21 percent as of December 31, 2015. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, both of which are non-GAAP financial metrics.

	December 31,
(Dollars in thousands)	2016	2015

Total shareholders' equity	$1,014,231	$562,549
Less: goodwill	339,538	152,152
Less: other intangible assets, net	27,529	13,579
Tangible common equity (Non-GAAP)	$647,164	$396,818
Common shares outstanding	51,725,827	31,726,767
Tangible book value per common share (Non-GAAP)	$12.51	$12.51

Total assets	$7,215,630	$4,474,144
Less: goodwill	339,538	152,152
Less: other intangible assets, net	27,529	13,579
Tangible assets	$6,848,563	$4,308,413
Tangible common equity to tangible assets (Non-GAAP)	9.45%	9.21%

Quarterly Financial Information

The table below presents condensed unaudited information relating to quarterly periods in 2016 and 2015.

	2016				2015
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
Interest income	$70,290	$72,699	$71,657	$54,187	$46,322	$44,304	$44,235	$43,842
Interest expense	8,708	8,708	8,168	6,142	4,980	4,999	4,908	4,666
Net interest income	61,582	63,991	63,489	48,045	41,342	39,305	39,327	39,176
Provision for loan losses	3,472	2,997	2,298	1,875	2,714	1,576	994	961
Net interest income after provision for loan losses	58,110	60,994	61,191	46,170	38,628	37,729	38,333	38,215
Non-interest income	12,768	16,789	15,637	11,354	9,966	10,798	10,800	8,839
Non-interest expense	49,708	51,058	50,205	44,804	30,564	28,848	32,316	30,958
Income before taxes	21,170	26,725	26,623	12,720	18,030	19,679	16,817	16,096
Income tax expense	7,492	10,439	9,219	4,920	6,182	7,891	6,076	5,846
Net income	13,678	16,286	17,404	7,800	11,848	11,788	10,741	10,250
Dividends on preferred stock	—	—	—	—	—	—	183	639
Net income to common shareholders	$13,678	$16,286	$17,404	$7,800	$11,848	$11,788	$10,558	$9,611
Net income per common share:
Basic	$0.27	$0.32	$0.34	$0.20	$0.37	$0.37	$0.33	$0.30
Diluted	0.26	0.32	0.34	0.20	0.37	0.37	0.33	0.30

Net income was $13.7 million or $0.26 per diluted share in the fourth quarter of 2016, compared to $11.8 million or $0.37 per diluted share in the fourth quarter of 2015. Net operating earnings, which excludes securities gains (losses), merger and conversion costs, restructuring charges, an impairment charge on purchased accounts receivables and a 2015 gain on sale of branches, totaled $17.0 million in fourth quarter of 2016 compared to $7.6 million in the fourth quarter of 2015.

Net interest income was $61.6 million in the fourth quarter of 2016 compared to $41.3 million in the fourth quarter of 2015. The increase in net interest income was the result of a significant increase in earning assets resulting from the NewBridge Merger as well as organic business activity. Average earning assets increased from $3.85 billion in the fourth quarter of 2015 to $6.39 billion in the fourth quarter of 2016. Over this period, average loan balances increased by $2.22 billion, primarily due to the NewBridge Merger. Average interest-bearing deposits increased by $1.56 billion. Net interest margin slipped from 4.29 percent in the fourth quarter of 2015 to 3.86 percent in the fourth quarter of 2016 due to lower loan and investment yields and higher funding costs.

Net accretion income on acquired loans totaled $4.6 million in the fourth quarter of 2016, which consisted of $1.3 million of net accretion on PCI loans and $3.3 million of accretion income on purchased non-impaired loans. Net accretion income on acquired loans in the fourth quarter of 2015 totaled $3.0 million, which included $791 thousand of net accretion on PCI loans and $2.2 million of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $1.8 million of accelerated accretion due to principal prepayments in the fourth quarter of 2016, unchanged from the fourth quarter of 2015.

Provision for loan losses was $3.5 million in the fourth quarter of 2016 compared to $2.7 million in the fourth quarter of 2015. The higher provision for loan losses was primarily due to accretion of fair value discounts on acquired loans. Annualized net loan charge-offs were 0.12 percent of average loans in the fourth quarter of 2016 compared to 0.25 percent in the fourth quarter of 2015. The following table summarizes the changes in the ALLL in the fourth quarters of 2016 and 2015.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total
Q4 2016:
Balance at October 1, 2016	$11,510	$632	$12,142
Net charge-offs	(1,624)	—	(1,624)
Provision for loan losses	3,026	446	3,472
Balance at December 31, 2016	$12,912	$1,078	$13,990

Q4 2015:
Balance at October 1, 2015	$7,602	$1,398	$9,000
Net charge-offs	(1,945)	—	(1,945)
Provision for loan losses	2,790	(76)	2,714
Balance at December 31, 2015	$8,447	$1,322	$9,769

Non-interest income totaled $12.8 million in the fourth quarter of 2016, an increase from $10.0 million in the fourth quarter of 2015. Service charges on deposit accounts increased $2.0 million in the fourth quarter of 2016, when compared to the fourth quarter of 2015, the increase resulting from the NewBridge Merger. Mortgage banking income increased $751 thousand in the fourth quarter of 2016, when compared to the fourth quarter of 2015.

Non-interest expense totaled $49.7 million in the fourth quarter of 2016, compared to $30.6 million in the fourth quarter of 2015. The growth in expenses resulted from higher operating expenses following the NewBridge Merger and merger expenses incurred for both the NewBridge Merger and the pending FNB Merger, as well as an impairment charge recorded on purchased accounts receivables. The Company's operating efficiency ratio, which excludes merger and conversion costs, impairment of purchased accounts receivables, restructuring charges, gains on the sales of branches and securities transactions, increased from 57.46 percent in the fourth quarter of 2015 to 60.27 percent in the fourth quarter of 2016.

The Company’s income tax expense was $7.5 million in the fourth quarter of 2016, compared to $6.2 million in the fourth quarter of 2015, primarily resulting from higher pre-tax earnings.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2016.

	December 31, 2016
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	7.34%	(2.16)%
+ 3.0%	5.74	(0.88)
+ 2.0%	3.78	0.33
+ 1.0%	1.69	1.46
No change	—	—
- 1.0%	(0.88)	3.63

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

CONSOLIDATED FINANCIAL STATEMENTS

YADKIN FINANCIAL CORPORATION AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation

We have audited the accompanying consolidated balance sheets of Yadkin Financial Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yadkin Financial Corporation as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 1, 2017

YADKIN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

(Dollars in thousands, except share data)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$90,566	$60,783
Interest-earning deposits with banks	33,262	50,885
Federal funds sold	585	250
Investment securities available for sale, at fair value	990,613	689,132
Investment securities held to maturity	38,735	39,182
Loans held for sale	76,876	47,287
Loans	5,159,410	3,076,544
Allowance for loan losses	(13,990)	(9,769)
Net loans	5,145,420	3,066,775
Purchased accounts receivable	4,980	52,688
Federal Home Loan Bank stock, at cost	41,225	24,844
Premises and equipment, net	103,954	73,739
Bank-owned life insurance	134,884	78,863
Other real estate	30,110	15,346
Deferred tax asset, net	58,229	55,607
Goodwill	339,538	152,152
Other intangible assets, net	27,529	13,579
Accrued interest receivable and other assets	99,124	53,032
Total assets	$7,215,630	$4,474,144

Liabilities
Deposits:
Non-interest demand	$1,163,157	$744,053
Interest-bearing demand	1,154,114	523,719
Money market and savings	1,579,838	1,024,617
Time	1,322,361	1,017,908
Total deposits	5,219,470	3,310,297
Short-term borrowings	764,600	375,500
Long-term debt	159,424	194,967
Accrued interest payable and other liabilities	57,905	30,831
Total liabilities	6,201,399	3,911,595

Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,725,827 and 31,726,767 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	51,726	31,727
Common stock warrants	717	717
Additional paid-in capital	909,912	492,828
Retained earnings	65,549	44,794
Accumulated other comprehensive loss	(13,673)	(7,517)
Total shareholders' equity	1,014,231	562,549
Total liabilities and shareholders' equity	$7,215,630	$4,474,144

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014

	Year ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Interest income
Loans	$242,230	$161,525	$122,613
Investment securities	26,219	16,982	11,791
Federal funds sold and interest-earning deposits	384	196	144
Total interest income	268,833	178,703	134,548
Interest expense
Deposits	17,569	12,009	8,404
Short-term borrowings	5,503	1,546	406
Long-term debt	8,654	5,998	5,170
Total interest expense	31,726	19,553	13,980
Net interest income	237,107	159,150	120,568
Provision for loan losses	10,642	6,245	3,413
Net interest income after provision for loan losses	226,465	152,905	117,155
Non-interest income
Service charges and fees on deposit accounts	21,310	13,750	9,574
Government-guaranteed lending	11,501	12,729	9,450
Mortgage banking	11,449	6,257	3,370
Bank-owned life insurance	4,071	1,873	1,784
Gain (loss) on sales of available for sale securities	(564)	—	126
Gains on sales of branches	—	88	415
Gain on sale of trust business	417	—	—
Other	8,364	5,706	4,198
Total non-interest income	56,548	40,403	28,917
Non-interest expense
Salaries and employee benefits	86,024	60,898	51,342
Occupancy and equipment	26,411	18,799	15,075
Data processing	10,328	7,599	5,235
FDIC deposit insurance premiums	4,062	2,892	2,091
Professional services	5,487	4,556	3,943
Foreclosed asset expenses, net	1,749	1,276	671
Loan, collection, and repossession expense	4,057	3,643	3,075
Merger and conversion costs	28,486	1,102	22,136
Impairment of purchased accounts receivable	2,927	—	—
Restructuring charges	46	3,533	1,142
Amortization of other intangible assets	5,939	3,098	2,157
Other	20,259	15,290	12,087
Total non-interest expense	195,775	122,686	118,954
Income before income taxes	87,238	70,622	27,118
Income tax expense	32,070	25,995	5,413
Net income	55,168	44,627	21,705
Dividends on preferred stock	—	822	1,269
Net income attributable to non-controlling interests	—	—	2,466
Net income available to common shareholders	$55,168	$43,805	$17,970

Net income per common share
Basic	$1.15	$1.39	$0.88
Diluted	1.14	1.38	0.88

Weighted average common shares outstanding
Basic	48,137,433	31,610,733	20,500,519
Diluted	48,237,217	31,695,808	20,505,142

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2016, 2015 and 2014

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014

Net income	$55,168	$44,627	$21,705
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(11,519)	(3,644)	9,054
Tax effect	4,331	1,391	(3,609)
Reclassification of gains (losses) on sales of securities recognized in earnings	564	—	(126)
Tax effect	(212)	—	50
Net of tax amount	(6,836)	(2,253)	5,369
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	271	(5,207)	(6,062)
Tax effect	(199)	2,088	2,623
Reclassification of amounts into interest expense from termination of interest rate swaps	452	161	—
Tax effect	(170)	(62)	—
Net of tax amount	354	(3,020)	(3,439)
Pension obligation:
Change in pension obligation	507	—	—
Tax effect	(181)	—	—
Net of tax amount	326	—	—
Total other comprehensive income (loss)	(6,156)	(5,273)	1,930
Comprehensive income	$49,012	$39,354	$23,635

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Before Non-Controlling Interests	Non-Controlling Interests	Total Shareholders' Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	—	$—	9,219,406	$9,219	$—	$144,964	$(10,659)	$(2,725)	$140,799	$97,260	$238,059
Net income	—	—	—	—	—	—	19,239	—	19,239	2,466	21,705
Other comprehensive income	—	—	—	—	—	—	—	864	864	1,065	1,929
Stock-based compensation	—	—	—	—	—	830	—	—	830	111	941
Subsidiary stock options exercised	—	—	—	—	—	—	—	—	—	139	139
Stock options exercised	—	—	555	—	—	5	—	—	5	—	5
Issuance of subsidiary common stock	—	—	—	—	—	1,301	—	97	1,398	43,068	44,466
Repurchase of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(42,849)	(42,849)
Repurchase of subsidiary common stock warrants	—	—	—	—	—	—	—	—	—	(2,552)	(2,552)
Dividends on subsidiary preferred stock	—	—	—	—	—	—	—	—	—	(314)	(314)
Reverse merger with Piedmont Community Bank Holdings, Inc. and VantageSouth Bancshares, Inc.	28,405	28,405	22,431,701	22,432	717	355,557	—	(480)	406,631	(98,394)	308,237
Distribution to legacy Piedmont Community Bank Holdings, Inc. shareholders	—	—	—	—	—	(9,809)	—	—	(9,809)	—	(9,809)
Restricted stock, canceled for tax withholding	—	—	(52,512)	(52)	—	(834)	—	—	(886)	—	(886)
Preferred stock dividends	—	—	—	—	—	—	(1,269)	—	(1,269)	—	(1,269)
Balance as of December 31, 2014	28,405	28,405	31,599,150	31,599	717	492,014	7,311	(2,244)	557,802	—	557,802
Net income	—	—	—	—	—	—	44,627	—	44,627	—	44,627
Other comprehensive loss	—	—	—	—	—	—	—	(5,273)	(5,273)	—	(5,273)
Stock-based compensation	—	—	—	—	—	596	—	—	596	—	596
Stock options exercised	—	—	22,737	23	—	323	—	—	346	—	346
Restricted stock grants	—	—	105,000	105	—	(105)	—	—	—	—	—
Restricted stock retirements	—	—	(120)	—	—	—	—	—	—	—	—
Redemption of preferred stock	(28,405)	(28,405)	—	—	—	—	—	—	(28,405)	—	(28,405)
Preferred stock dividends	—	—	—	—	—	—	(822)	—	(822)	—	(822)
Common stock dividends	—	—	—	—	—	—	(6,322)	—	(6,322)	—	(6,322)
Balance as of December 31, 2015	—	—	31,726,767	31,727	717	492,828	44,794	(7,517)	562,549	—	562,549
Net income	—	—	—	—	—	—	55,168	—	55,168	—	55,168
Other comprehensive loss	—	—	—	—	—	—	—	(6,156)	(6,156)	—	(6,156)
Restricted stock grants	—	—	100,000	100	—	(100)	—	—	—	—	—
Restricted stock forfeiture	—	—	(36,811)	(37)	—	37	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3,296	—	—	3,296	—	3,296
Stock options exercised	—	—	258,553	259	—	2,192	—	—	2,451	—	2,451
Acquisition of NewBridge Bancorp, Inc.	—	—	19,605,374	19,605	—	411,731	—	—	431,336	—	431,336
Shares issued for restricted stock units	—	—	71,944	72	—	(72)	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(34,413)	—	(34,413)	—	(34,413)
Balance as of December 31, 2016	—	$—	51,725,827	$51,726	$717	$909,912	$65,549	$(13,673)	$1,014,231	$—	$1,014,231

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$55,168	$44,627	$21,705
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,296	596	941
Provision for loan losses	10,642	6,245	3,413
Accretion of acquisition discount on purchased loans	(28,242)	(21,078)	(27,888)
Depreciation	8,756	6,155	4,683
Amortization of core deposit intangible	5,939	3,098	2,157
Amortization of acquisition premium on time deposits	(1,600)	(3,109)	(3,381)
Net accretion of acquisition discount on borrowings	396	557	704
Gains on sales of branches	—	(88)	(415)
Gain (loss) on mortgage loan commitments	(20)	(66)	13
Gain on sales of loans held for sale	(23,233)	(17,906)	(12,335)
Originations of loans held for sale	(540,898)	(401,808)	(320,448)
Proceeds from sales of loans held for sale	590,550	392,632	336,937
Increase in cash surrender value of bank-owned life insurance	5,726	(1,873)	(1,536)
Deferred income taxes	24,635	20,706	9,905
Change in deferred tax asset valuation allowance	(296)	(126)	(4,797)
Gain (loss) on sales of available for sale securities	564	—	(126)
Net amortization of premiums on available for sale securities	7,737	5,170	4,260
Net gain on disposal of foreclosed assets	414	(146)	(28)
Valuation adjustments on foreclosed assets	(1,285)	605	497
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	310	(652)	(820)
Increase in other assets	(5,085)	(13,811)	(7,120)
Increase (decrease) in accrued interest payable	(328)	(138)	139
Increase (decrease) in other liabilities	(12,752)	(1,235)	7,709
Net cash provided by operating activities	100,394	18,355	14,169
Cash flows from investing activities
Purchases of investment securities available for sale	(307,551)	(214,369)	(210,340)
Purchases of investment securities held to maturity	—	—	(18,713)
Proceeds from maturities and repayments of investment securities available for sale	247,919	102,155	55,661
Proceeds from call of investment securities held to maturity	—	—	500
Proceeds from sales of investment securities available for sale	182,037	87,123	128,162
Loan originations and principal collections, net	(63,967)	(160,260)	(121,090)
Proceeds from sales of loans	7,308	5,294	2,076
Purchases of loans	—	(24,807)	—
Net cash received in business combinations	45,143	—	36,116
Net cash paid in branch sale	—	(21,235)	(10,837)
Purchases of interest rate caps	—	—	(1,278)
Purchases of trade accounts receivable, net	47,708	(7,867)	(26,096)
Purchases of premises and equipment	(2,774)	(4,615)	(7,004)
Disposals of premises and equipment	5,391	4,394	3,954
Proceeds from disposal of foreclosed assets	7,887	6,327	6,458
Purchases of Federal Home Loan Bank stock	5,196	(5,345)	(6,792)
Purchase of bank-owned life insurance	—	—	(15,000)
Investment in tax credit fund	—	(6,778)	—
Net cash provided by (used in) investing activities	174,297	(239,983)	(184,223)

YADKIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from financing activities
Net increase (decrease) in deposits	$(79,336)	$97,138	79,780
Proceeds from (repayments of) short-term borrowings, net	(196,235)	34,500	33,621
Proceeds from issuance of long-term debt, net	45,337	104,746	101,308
Proceeds from exercise of stock options	2,451	346	143
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	—	44,466
Repurchase of subsidiary preferred stock	—	—	(42,849)
Repurchase of subsidiary common stock warrants	—	—	(2,552)
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	—	—	(9,809)
Cancellation of restricted stock for tax withholding	—	—	(872)
Cancellation and payout of fractional shares issued in merger	—	—	(14)
Repurchase of preferred stock	—	(28,405)	—
Dividends paid on subsidiary preferred stock	—	—	(314)
Dividends paid on preferred stock	—	(822)	(1,269)
Dividends paid on common stock	(34,413)	(6,322)	—
Net cash provided by (used in) financing activities	(262,196)	201,181	201,639
Net change in cash and cash equivalents	12,495	(20,447)	31,585
Cash and cash equivalents, beginning of period	111,918	132,365	100,780
Cash and cash equivalents, end of period	$124,413	$111,918	$132,365

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$32,467	$22,243	$15,785
Income taxes	10,600	2,925	240
Noncash investing activities:
Transfers of loans to foreclosed assets	$14,403	$9,193	$9,300
Change in fair value of securities available for sale, net of tax	(6,836)	(2,253)	5,369
Change in fair value of cash flow hedge, net of tax	354	(3,020)	(3,439)
Change pension obligation, net of tax	326	—	—
Acquisition:
Assets acquired (excluding goodwill)	$2,778,780	$—	$1,803,903
Liabilities assumed	2,534,830	—	1,621,565
Other equity interests acquired	—	—	29,122
Purchase price	431,336	—	279,115
Goodwill recorded	187,386	—	125,899

See accompanying Notes to Consolidated Financial Statements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – ORGANIZATION AND OPERATIONS

Yadkin Financial Corporation (the "Company" or "Yadkin") is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company, which was formed in 2006, conducts its business operations primarily through its wholly-owned subsidiary, Yadkin Bank, a North Carolina chartered community bank providing financial services in 98 branches across North Carolina and upstate South Carolina. Yadkin Bank, which was incorporated in 1968, provides banking, mortgage, investment, and insurance services to businesses and consumers across the Carolinas.

Refer to Note C for information regarding the pending merger with F.N.B. Corporation.

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

A loan is considered individually impaired when, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. These loans are evaluated individually for impairment if they exceed a quantitative threshold at the borrower level or have been modified in a TDR. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. The Company evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc. As of of December 31, 2016, the quantitative threshold was $500, compared to $250 at December 31, 2015, the increase having resulted from balance sheet growth following the NBBC Merger.

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

The Company provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at fair value. The loan participations are sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income. A gain is recorded for any premium paid in excess of the carrying value of the net assets transferred in the sale and is also included in non-interest income. The portion of SBA loans that are retained are also adjusted for a retained discount to reflect the effective interest rate on the retained unguaranteed portion of the loans. The net value of the retained loans is included in the appropriate loan classification for disclosure purposes. These loans are primarily commercial real estate or commercial and industrial.

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

Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company performs its annual goodwill impairment test as of October 31 of each year. For 2016, the results of the first step of the goodwill impairment test provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets with finite lives are amortized over their estimated useful lives. Other intangible assets, which consist of core deposit intangibles, are being amortized over seven to ten-year periods using an accelerated method.

Purchased Accounts Receivable

The Company previously invested in short-term receivables, which were purchased on an exchange, using qualified intermediaries. The investments are recorded on the consolidated balance sheet, and income from purchased accounts receivables is reported in non-interest income on the consolidated statement of income. The Company suspended its purchase accounts receivable program during 2016. In the event management concludes that collection of a purchased receivable is uncertain, the receivable balance is adjusted to its estimated recoverable value through a charge to earnings. See Note F for further information regarding the Company's purchased accounts receivable.

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

	Year ended December 31,
	2016	2015	2014

Weighted average number of common shares	48,137,433	31,610,733	20,500,519
Effect of dilutive stock options and warrants	99,784	85,075	4,623
Weighted average number of common shares and dilutive potential common shares	48,237,217	31,695,808	20,505,142

Anti-dilutive stock options	5,068	31,403	49,474
Anti-dilutive stock warrants	—	—	91,178

As of December 31, 2016, there were 51,725,827 shares of Voting Common Stock and no shares of Non-Voting Common Stock outstanding.

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

Recently Adopted and Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. Due to the pending merger with F.N.B. Corporation discussed in Note C, implementation activities are on hold.

In March 2016, the FASB issued ASU 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06: Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is used to determine whether the embedded derivative should be separated from the host contract and accounted for separately as a derivative. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing four-step decision sequence. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Due to the pending merger with F.N.B. Corporation discussed in Note C, implementation activities are on hold.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance addresses the recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03:  Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require a reporting entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015 and are to be applied retrospectively. As of December 31, 2016, the Company had $588 of debt issuance costs that were included in other assets. These costs were reclassified to reduce the carrying amount of the related debt liability on the effective date.

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

NOTE C – MERGERS AND ACQUISITIONS

Proposed Merger with F.N.B. Corporation

On July 20, 2016, the Company entered into an Agreement and Plan of Merger (the “FNB Merger Agreement”) with F.N.B. Corporation, a Florida corporation (“FNB”). The FNB Merger Agreement provides that, upon the terms and conditions set forth therein, the Company will merge with and into FNB (the “FNB Merger”), with FNB continuing as the surviving corporation. As soon as practicable following consummation of the FNB Merger, the Company’s wholly-owned subsidiary, Yadkin Bank, will merge with and into FNB’s wholly-owned subsidiary, First National Bank of Pennsylvania ("FNB Bank"), with FNB Bank continuing as the surviving entity (the “FNB Bank Merger”).

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Subject to the terms and conditions of the FNB Merger Agreement, at the effective time of the FNB Merger, the Company’s shareholders will have the right to receive 2.16 shares of FNB common stock, par value $0.01, for each share of the Company’s common stock. Based on FNB’s closing price of $13.20 as of July 20, 2016, the day before the transaction was announced, the estimated aggregate purchase price was $1.47 billion. Shareholders of both FNB and Yadkin have approved the FNB Merger, and all regulatory approvals have been received. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.

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

	As Reported by NewBridge	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by Yadkin
Assets:
Cash and cash equivalents	$45,143	$—		$—		$45,143
Investment securities	443,535	(1,948)	(a)	1,109	(l)	442,696
Loans	2,087,331	(26,195)	(b)	—		2,061,136
Allowance for loan losses	(21,100)	21,100	(c)	—		—
Loans held for sale	13,661	—		—		13,661
Federal Home Loan Bank stock, at cost	21,577	—		—		21,577
Premises and equipment, net	43,408	4,371	(d)	265	(m)	48,044
Bank owned life insurance	61,747	—		—		61,747
Other real estate	1,241	—		(55)	(n)	1,186
Deferred tax asset, net	30,014	(3,490)	(e)	(2,789)	(o)	23,735
Other intangibles, net	3,506	16,384	(f)	—		19,890
Other assets	40,375	(271)	(g)	(139)	(p)	39,965
Total assets	2,770,438	9,951		(1,609)		2,778,780
Liabilities:
Deposits	1,990,247	(138)	(h)	—		1,990,109
Short-term borrowings	471,800	535	(i)	—		472,335
Long-term debt	41,049	(9,325)	(j)	—		31,724
Other liabilities	34,461	5,983	(k)	218	(q)	40,662
Total liabilities	2,537,557	(2,945)		218		2,534,830
Net assets acquired	232,881	12,896		(1,827)		243,950
Purchase price						431,336
Goodwill						$187,386	(r)

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
(f) Adjustment reflects the fair value of the acquired core deposit intangible, net of the reversal of $3,506 core deposit intangible recorded by NewBridge in prior acquisitions.
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
(o) Deferred tax adjustment resulting from adjustments (l), (m), (n), (p) and (q) and adjustments of other merger-related deferred tax valuations.
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

	2016	2015

Net interest income	$255,403	$253,737
Net income (a)	74,272	60,512
Net income available to common shareholders (a)	74,272	59,690
Basic income per common share (a)	1.36	1.17
Diluted income per common share (a)	1.36	1.16
Weighted average basic common shares outstanding	54,666,023	51,216,107
Weighted average diluted common shares outstanding	54,765,807	51,301,182

(a) For purposes of the supplemental pro forma information, merger-related expenses of $19,315 that are reflected in the Company's consolidated statement of operations for the year ended December 31, 2016 and $3,532 of merger-related expenses that were recorded by NewBridge prior to the merger date were reflected in the pro forma presentation for 2015. These pro forma merger-related expenses include $7,807 of professional fees paid for investment banking, legal and accounting services, $8,677 of personnel-related expenses, $5,167 of facility and equipment-related expenses, and $1,196 of other miscellaneous expenses related to the NewBridge Merger.

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
GSE obligations	$17,597	$14	$110	$17,501
SBA-guaranteed securities	28,189	39	667	27,561
Mortgage-backed securities issued by GSE	608,320	486	11,796	597,010
Municipal bonds	128,931	201	3,585	125,547
Corporate bonds	153,744	740	1,269	153,215
Collateralized loan obligations	45,466	—	—	45,466
Non-agency CMBS	15,471	7	84	15,394
Other debt securities	245	—	—	245
Marketable equity securities	8,929	163	418	8,674
Total securities available for sale	$1,006,892	$1,650	$17,929	$990,613

Securities held to maturity:
Municipal bonds	$38,735	$725	$—	$39,460

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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Securities available for sale:
GSE obligations	$11,496	$110	$—	$—	$11,496	$110
SBA-guaranteed securities	25,031	667	—	—	25,031	667
Mortgage-backed securities issued by GSE	465,664	10,609	34,331	1,187	499,995	11,796
Municipal bonds	96,591	3,535	980	50	97,571	3,585
Corporate bonds	30,405	248	22,468	1,021	52,873	1,269
Non-agency RMBS	10,674	84	—	—	10,674	84
Marketable equity securities	8,293	418	—	—	8,293	418
Total temporarily impaired AFS securities	$648,154	$15,671	$57,779	$2,258	$705,933	$17,929

December 31, 2015
Securities available for sale:
GSE obligations	$999	$1	$—	$—	$999	$1
SBA-guaranteed securities	5,043	12	—	—	5,043	12
Mortgage-backed securities issued by GSE	208,620	2,453	117,144	3,463	325,764	5,916
Municipal bonds	8,995	106	—	—	8,995	106
Corporate bonds	43,110	577	3,697	111	46,807	688
Non-agency RMBS	—	—	901	9	901	9
Collateralized loan obligations	45,471	55	—	—	45,471	55
Marketable equity securities	1,411	788	—	—	1,411	788
Total temporarily impaired AFS securities	$313,649	$3,992	$121,742	$3,583	$435,391	$7,575

Unrealized losses on investment securities available for sale as of December 31, 2016 related to 133 mortgage-backed securities issued by U.S. government-sponsored enterprises ("GSEs"), six securities guaranteed by the U.S. Small Business Administration ("SBA"), 19 investment grade corporate bonds, five marketable equity securities, four GSE obligation, and 117 municipal bonds. Unrealized losses on investment securities as of December 31, 2015 related to 83 mortgage-backed securities issued by GSEs, one SBA-guaranteed securities, 15 investment grade corporate bonds, three marketable equity securities, 1 GSE obligation, 1 non-agency residential mortgage-backed security, and nine municipal bonds. As of December 31, 2016, 19 securities had been in an unrealized loss position for more than a twelve month period. The Company had $1,021 in gross unrealized losses on corporate bonds and $50 in gross unrealized losses on municipal bonds as of December 31, 2016 that had been in an unrealized loss position for more than twelve months. These were the only securities in this position not issued or guaranteed by a U.S. government agency or GSE. Based on a review of financial statements and other financial data for these corporate issuers, the Company does not believe the unrealized losses on these bonds were due to credit events.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The securities in an unrealized loss position as of December 31, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of December 31, 2016.

As of December 31, 2016, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total shareholders’ equity. As of December 31, 2016 and 2015, investment securities with carrying values of $389,075 and $279,953, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$29,054	$29,122	$66,591	$67,163
Due after one year through five years	618,764	610,709	291,298	289,525
Due after five years through ten years	294,137	286,919	309,625	306,420
Due after ten years	56,008	55,189	24,616	24,398
Marketable equity securities	8,929	8,674	2,381	1,626
	$1,006,892	$990,613	$694,511	$689,132
Securities held to maturity:
Due after one year through five years	$29,928	$30,399	$31,421	$32,272
Due after five years through ten years	4,028	4,076	4,072	4,229
Due after ten years	3,774	3,978	3,689	3,999
	$37,730	$38,453	$39,182	$40,500

The following table summarizes securities gains (losses) for the periods presented.

	Year ended December 31,
	2016	2015	2014

Gross gains on sales of securities available for sale	$285	$3	$453
Gross losses on sales of securities available for sale	(849)	(3)	(327)
Total securities (losses) gains	$(564)	$—	$126

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	December 31, 2016	December 31, 2015
Commercial:
Commercial real estate	$2,475,144	$1,451,176
Commercial and industrial	723,257	553,121
Construction and development	463,594	345,304
Consumer:
Residential real estate	642,661	343,648
Construction and development	271,176	46,263
Home equity	523,501	277,900
Other consumer	61,464	60,244
Gross loans	5,160,797	3,077,656
Less:
Deferred loan fees	(1,387)	(1,112)
Allowance for loan losses	(13,990)	(9,769)
Net loans	$5,145,420	$3,066,775

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2016 and 2015, loans with a recorded investment of $1,770,040 and $948,433, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

	Year ended December 31,
	2016	2015	2014

Loans to directors and officers at beginning of period	$4,256	$7,399	$26,437
Additions for new directors	5,356	—	5,850
Reductions for retirement of directors	—	—	(24,835)
New advances to directors and officers	—	—	1,092
Payoffs and principal reductions	(1,032)	(3,143)	(1,145)
Loans to directors and officers at end of period	$8,580	$4,256	$7,399
Commitments to directors and officers at December 31	$8,580	$1,027	$2,024

The Company completed various sales of loans held for investment to investors during 2016, 2015 and 2014. The proceeds from these loan sales totaled $7,308, $5,294 and $2,076 in 2016, 2015 and 2014, respectively. There was no gain or loss recorded on these loan sales.

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered PCI loans. The following table relates to acquired NewBridge PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the merger date.

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

	Year ended December 31,
	2016	2015	2014

Balance, beginning of period	$22,309	$25,181	$25,349
Loans purchased	13,995	—	8,604
Accretion of income	(14,783)	(13,333)	(13,764)
Reclassifications from nonaccretable difference	7,584	5,749	4,091
Other, net	4,862	4,712	901
Balance, end of period	$33,967	$22,309	$25,181

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The unpaid principal balance of PCI loans was $194,439 and $160,500 as of December 31, 2016 and 2015, respectively.

Purchased Non-impaired Loans

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

NewBridge Merger on March 1, 2016

Contractually required payments	$2,257,195
Fair value of acquired loans at acquisition	1,965,201
Contractual cash flows not expected to be collected	26,370

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Year ended December 31, 2016
Beginning balance	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769
Charge-offs	(416)	(4,313)	(178)	(517)	—	(894)	(874)	(7,192)
Recoveries	108	245	42	280	1	33	62	771
Provision for loan losses	2,316	5,598	840	28	102	961	797	10,642
Ending balance	$5,690	$3,961	$1,570	$1,048	$340	$983	$398	$13,990

Year ended December 31, 2015
Beginning balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817
Charge-offs	(1,096)	(2,337)	(331)	(509)	—	(943)	(407)	(5,623)
Recoveries	58	746	—	161	27	187	151	1,330
Provision for loan losses	1,924	2,748	(494)	368	16	1,093	590	6,245
Ending balance	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769

Year ended December 31, 2014
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(366)	(1,034)	(367)	(591)	—	(429)	(354)	(3,141)
Recoveries	46	88	69	131	—	123	45	502
Provision for loan losses	697	1,415	589	24	7	376	305	3,413
Ending balance	$2,796	$1,274	$1,691	$1,237	$194	$546	$79	$7,817

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$651	$65	$—	$52	$—	$—	$—	$768
Collectively evaluated for impairment	4,264	3,685	1,568	930	340	959	398	12,144
Purchased credit-impaired	775	211	2	66	—	24	—	1,078
Total	$5,690	$3,961	$1,570	$1,048	$340	$983	$398	$13,990

Loans:
Ending balance:
Individually evaluated for impairment	$18,221	$7,982	$174	$884	$—	$—	$—	$27,261
Collectively evaluated for impairment	2,379,162	708,373	449,264	587,163	269,330	507,025	61,028	4,961,345
Purchased credit-impaired	77,761	6,902	14,156	54,614	1,846	16,476	436	172,191
Total	$2,475,144	$723,257	$463,594	$642,661	$271,176	$523,501	$61,464	$5,160,797

	December 31, 2015
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$314	$106	$—	$—	$—	$67	$—	$487
Collectively evaluated for impairment	2,976	2,309	704	837	233	542	359	7,960
Purchased credit-impaired	392	16	162	420	4	274	54	1,322
Total	$3,682	$2,431	$866	$1,257	$237	$883	$413	$9,769

Loans:
Ending balance:
Individually evaluated for impairment	$8,449	$2,623	$177	$3,550	$417	$337	$—	$15,553
Collectively evaluated for impairment	1,354,977	540,685	330,714	315,030	44,630	274,042	59,983	2,920,061
Purchased credit-impaired	87,750	9,813	14,413	25,068	1,216	3,521	261	142,042
Total	$1,451,176	$553,121	$345,304	$343,648	$46,263	$277,900	$60,244	$3,077,656

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans according to credit risk. The Company uses the following general definitions for risk ratings:

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

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Non-PCI Loans
Commercial:
Real estate	$2,310,540	$46,263	$40,580	$—	$2,397,383
Commercial and industrial	656,351	33,055	26,949	—	716,355
Construction and development	444,594	3,905	939	—	449,438
Consumer:
Residential real estate	570,061	9,912	8,074	—	588,047
Construction and development	264,730	4,486	114	—	269,330
Home equity	494,444	5,296	7,285	—	507,025
Other consumer	60,252	310	459	7	61,028
Total	$4,800,972	$103,227	$84,400	$7	$4,988,606

PCI Loans
Commercial:
Real estate	$28,579	$35,076	$14,106	$—	$77,761
Commercial and industrial	1,915	416	4,568	3	6,902
Construction and development	10,289	1,376	2,491	—	14,156
Consumer:
Residential real estate	37,352	9,016	8,246	—	54,614
Construction and development	490	258	1,098	—	1,846
Home equity	11,607	2,921	1,948	—	16,476
Other consumer	325	102	9	—	436
Total	$90,557	$49,165	$32,466	$3	$172,191

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$1,308,789	$32,525	$22,112	$—	$1,363,426
Commercial and industrial	523,643	5,436	14,229	—	543,308
Construction and development	326,979	3,298	560	54	330,891
Consumer:
Residential real estate	305,046	5,682	7,852	—	318,580
Construction and development	43,274	666	1,107	—	45,047
Home equity	265,128	4,442	4,809	—	274,379
Other consumer	59,273	233	477	—	59,983
Total	$2,832,132	$52,282	$51,146	$54	$2,935,614

PCI Loans
Commercial:
Real estate	$40,805	$29,889	$17,056	$—	$87,750
Commercial and industrial	7,913	630	1,270	—	9,813
Construction and development	5,975	3,022	5,416	—	14,413
Consumer:
Residential real estate	11,158	7,134	6,776	—	25,068
Construction and development	314	328	574	—	1,216
Home equity	264	2,016	1,059	182	3,521
Other consumer	8	200	53	—	261
Total	$66,437	$43,219	$32,204	$182	$142,042
The following tables summarize the past due status of non-PCI loans based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2016
Non-PCI Loans
Commercial:
Real estate	$12,088	$7,056	$19,144	$2,378,239	$2,397,383
Commercial and industrial	4,869	11,723	16,592	699,763	716,355
Construction and development	1,284	442	1,726	447,712	449,438
Consumer:
Residential real estate	8,752	2,810	11,562	576,485	588,047
Construction and development	2,693	114	2,807	266,523	269,330
Home equity	6,743	2,281	9,024	498,001	507,025
Other consumer	707	180	887	60,141	61,028
Total	$37,136	$24,606	$61,742	$4,926,864	$4,988,606

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total
December 31, 2015
Non-PCI Loans
Commercial:
Real estate	$3,205	$4,503	$7,708	$1,355,718	$1,363,426
Commercial and industrial	6,004	2,599	8,603	534,705	543,308
Construction and development	68	414	482	330,409	330,891
Consumer:
Residential real estate	7,625	2,876	10,501	308,079	318,580
Construction and development	1,495	946	2,441	42,606	45,047
Home equity	3,857	1,877	5,734	268,645	274,379
Other Consumer	1,015	208	1,223	58,760	59,983
Total	$23,269	$13,423	$36,692	$2,898,922	$2,935,614

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the recorded investment of non-PCI loans on nonaccrual status and loans greater than 90 days past due and accruing by class.

	December 31, 2016		December 31, 2015
	Nonaccrual	Loans greater than 90 days past due and accruing	Nonaccrual	Loans greater than 90 days past due and accruing
Non-PCI Loans
Commercial:
Commercial real estate	$15,326	$—	$6,130	$—
Commercial and industrial	12,648	618	4,126	552
Construction and development	831	—	468	—
Consumer:
Residential real estate	5,587	—	5,353	—
Construction and development	114	—	1,324	—
Home equity	4,977	—	3,245	—
Other consumer	304	45	548	—
Total	$39,787	$663	$21,194	$552

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
December 31, 2016
Non-PCI Loans
Commercial:
Commercial real estate	$8,866	$9,355	$18,221	$651	$18,221
Commercial and industrial	920	7,062	7,982	65	8,008
Construction and development	—	174	174	—	431
Consumer:
Residential real estate	884	—	884	52	884
Total	$10,670	$16,591	$27,261	$768	$27,544

December 31, 2015
Non-PCI Loans
Commercial:
Commercial real estate	$1,262	$7,187	$8,449	$314	$8,515
Commercial and industrial	531	2,092	2,623	106	2,695
Construction and development	—	177	177	—	180
Consumer:
Residential real estate	1,465	2,085	3,550	—	3,568
Construction and development	—	417	417	—	417
Home equity	20	317	337	67	359
Total	$3,278	$12,275	$15,553	$487	$15,734

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides the average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	2016		2015		2014
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$11,409	$176	$7,153	$28	$7,399	$75
Commercial and industrial	2,619	14	2,287	5	2,599	1
Construction and development	416	—	545	—	2,509	—
Consumer:
Residential real estate	1,112	47	2,249	83	2,616	27
Construction and development	—	—	209	—	214	—
Home equity	146	—	383	—	998	—
Other consumer	—	—	—	—	99	—
Total	$15,702	$237	$12,826	$116	$16,434	$103

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

The following table provides the number and recorded investment of TDRs outstanding.

	December 31, 2016		December 31, 2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$9,950	11	$4,684	7
Commercial and industrial	1,673	13	795	11
Commercial construction	503	3	177	2
Residential real estate	1,415	6	1,594	4
Home equity	—	—	20	1
Total	$13,541	33	$7,270	25

The following tables provide the number and recorded investment of TDRs modified and defaulted during the years ended December 31, 2016 and 2015.

	TDRs Modified
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$1,406	5	$1,626	$4
Commercial and industrial	—	—	283	6
Commercial construction	—	—	56	1
Home equity	—	—	20	1
Total	$1,406	5	$1,985	$12

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	TDRs Defaulted
	2016		2015
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$—	—	$1,441	$2
Commercial and industrial	353	1	—	—
Residential real estate	—	—	114	1
Total	$353	1	$1,555	$3

The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2016 and 2015 did not change following the modifications.

NOTE F - PURCHASED ACCOUNTS RECEIVABLE

Income from purchased accounts receivable, which is recorded in other non-interest income, totaled $292, $872 and $552 for the years ended December 31, 2016, 2015 and 2014, respectively. Purchased accounts receivable totaled $4,980 and $52,688, respectively, at December 31, 2016 and December 31, 2015.

As of December 31, 2016 and December 31, 2015, purchased accounts receivable includes $4,980 and $7,900, respectively, that are due from a U.S. bioenergy company that produces ethanol. The U.S bioenergy company's debt is guaranteed by its Spanish parent company. The Spanish parent company commenced pre-insolvency proceedings in Spain during November, 2015. An involuntary bankruptcy petition was filed against the U.S. subsidiary in the District of Kansas on February 11, 2016. On February 24, 2016, a related U.S. subsidiary of the Spanish parent company filed a voluntary Chapter 11 bankruptcy petition in the Eastern District of Missouri, along with various affiliates, including the U.S. subsidiary, with joint administration requested. On February 29, 2016, the Kansas case for the U.S. subsidiary was converted to a voluntary Chapter 11 case, with venue transferred to the Eastern District of Missouri on March 1, 2016. On March 10, 2016, the Spanish parent company announced the basis of a debt restructuring agreement that, among other things, will give creditors a controlling stake in the company in return for a 70 percent reduction in the Spanish parent company’s outstanding debt as well as $2,000,000 in additional loans. Under governing law, the parent company needs to present a restructuring plan to a Spanish court to avoid insolvency proceedings. Any such transaction would also require approval of at least 75 percent of creditors.

Based on an assumed partial contribution from the Spanish parent company to settle the existing guarantee and projected proceeds from the bankruptcy-related liquidation of assets, management evaluated this investment and, as of December 31, 2016, recorded a $2,927 writedown on purchased accounts receivable. There was no writedown related to this potential exposure as of December 31, 2015 due to management's inability to determine the extent of loss on the investment in purchased accounts receivable in the pending bankruptcy case for the U.S. subsidiary and insufficient information to determine the extent of recovery possible on the guarantee by the Spanish parent company.

NOTE G – PREMISES AND EQUIPMENT

A summary of premises and equipment is presented in the table below.

	December 31, 2016	December 31, 2015

Land	$31,555	$21,444
Buildings and leasehold improvements	70,276	41,199
Furniture, software, and equipment	24,658	25,628
Less: accumulated depreciation	(22,535)	(14,532)
Total	$103,954	$73,739

Depreciation on premises and equipment, which is recorded in occupancy and equipment expense, totaled $8,756, $6,155 and $4,683 for the years ended December 31, 2016, 2015 and 2014, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE H – LOAN SERVICING

Mortgage Loan Servicing

The Company retains the servicing rights on mortgage loans sold to its investors. The unpaid principal balance of loans serviced for investors was $782,134 and $563,802 as of December 31, 2016 and 2015, respectively. Mortgage servicing rights ("MSRs") are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. MSRs are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on estimates of net cash flows on the loans serviced. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Mortgage servicing fees, which are recorded in mortgage banking income in the consolidated statements of operations, totaled $1,630, $1,272 and $538 for the years ended December 31, 2016, 2015 and 2014, respectively.

The table below summarizes MSR activity for the periods presented.

	Year ended December 31,
	2016	2015	2014

Balance at beginning of period	$5,037	$4,284	$—
Fair value of acquired MSRs	—	—	4,025
Additions	3,216	1,881	688
Payoffs	(455)	(402)	(126)
Amortization	(873)	(726)	(303)
Balance at end of period before valuation allowance	6,925	5,037	4,284
Valuation allowance	(9)	(10)	(157)
Balance at end of period after valuation allowance	$6,916	$5,027	$4,127

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

The characteristics and sensitivity of the fair value of MSRs to changes in key assumptions is included in the accompanying table.

	December 31, 2016	December 31, 2015

Composition of mortgage loans serviced for others:
Fixed rate loans	99.94%	99.90%
Adjustable rate loans	0.06%	0.10%
Total	100.00%	100.00%

Weighted average life (years)	7.30	6.60
Prepayment speed	8.5%	9.98%
Discount rate	10.27%	9.66%
Effect on fair value due to change in interest rates:
+ 0.25%	$185	$421
+ 0.50%	312	660
- 0.25%	(266)	(599)
- 0.50%	(614)	(1,104)

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

SBA-Guaranteed Loan Servicing

The Company retains the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $250,946 and $205,879 as of December 31, 2016 and 2015, respectively. SBA-guaranteed loan servicing assets are initially recognized at fair value in other assets on the consolidated balance sheets and are subsequently accounted for at the lower of cost or market. SBA servicing assets are amortized over the expected life of the related loans serviced as a reduction to the servicing income recognized from the servicing spread. SBA servicing fees, which are recorded in government-guaranteed lending income in the consolidated statements of operations, totaled $2,218, $1,758 and $1,063 for the years ended December 31, 2016, 2015 and 2014, respectively.

The table below summarizes the activity in the SBA-guaranteed loan servicing asset for the periods presented.

	Year ended December 31,
	2016	2015	2014

Balance at beginning of period	$4,485	$3,081	$1,759
Additions	1,992	2,148	1,628
Amortization	(1,055)	(744)	(306)
Balance at end of period before valuation allowance	5,422	4,485	3,081
Valuation allowance	(181)	—	—
Balance at end of period after valuation allowance	$5,241	$4,485	$3,081

The fair value of the servicing asset is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. Valuation allowances at period end are summarized in the preceding table.

NOTE I – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
	Goodwill	Gross	Accumulated Amortization	Net

Balance at December 31, 2013	$26,254	$7,435	$(1,552)	$5,883
Goodwill and core deposit intangible resulting from the Yadkin/Piedmont Community Bank Holding/VantageSouth merger	125,898	12,951	—	12,951
Amortization expense	—	—	(2,157)	(2,157)
Balance at December 31, 2014	152,152	20,386	(3,709)	16,677
Amortization expense	—	—	(3,098)	(3,098)
Balance at December 31, 2015	152,152	20,386	(6,807)	13,579
Goodwill and core deposit intangible resulting from the NewBridge acquisition	187,386	19,890	—	19,890
Amortization expense	—	—	(5,940)	(5,940)
Balance at December 31, 2016	$339,538	$40,276	$(12,747)	$27,529

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangibles are amortized over a ten-year period using an accelerated method.

The table below presents estimated amortization expense for the Company's other intangible assets.

2017	$5,921
2018	5,243
2019	4,562
2020	3,877
2021	3,170
Thereafter	4,756
$27,529

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge. The Company performed its annual goodwill impairment test as of October 31, 2016, and no impairment was indicated by this test. The Company has not identified any triggering events since the impairment test date that would indicate potential impairment.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

NOTE J – DEPOSITS

The scheduled maturities of time deposits as of December 31, 2016 are presented below.

	Less Than $250	$250 and Greater	Total

2017	$424,543	$356,394	$780,937
2018	109,632	103,124	212,756
2019	122,189	83,138	205,327
2020	69,971	15,181	85,152
2021	29,477	7,008	36,485
Thereafter	1,704	—	1,704
Total	$757,516	$564,845	$1,322,361

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K – BORROWINGS

A summary of short-term borrowings and long-term debt is presented below.

	December 31, 2016	December 31, 2015
Short-term borrowings:
FHLB advances maturing within one year	$764,600	$375,500

Long-term debt:
FHLB advances maturing beyond one year	$51,356	$118,942
Subordinated term loan due 2018	7,279	7,166
Subordinated notes due 2023	38,050	38,050
Subordinated notes due 2024	16,061	—
Junior subordinated debt to unconsolidated trusts:
Maturing October 7, 2033	5,885	5,701
Maturing December 15, 2033	6,997	6,853
Maturing September 30, 2035	15,371	—
Maturing December 15, 2037	12,904	12,503
Capital lease obligations and other debt	5,521	5,752
Total long-term debt	$159,424	$194,967

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $210,000 as of December 31, 2016. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2016 or 2015.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by investment securities with a total collateral value of $4,903. Depending on the type of collateral, the Company may borrow between 60 and 65 percent of the collateral value pledged. The Company had no outstanding borrowings at the discount window as of December 31, 2016 or 2015.

The Company maintains a loan agreement with a correspondent bank providing for a revolving loan of up to $15,000 for the holding company. Borrowings under the holding company loan agreement accrue interest at LIBOR plus 4.00 percent. The holding company loan agreement will expire on July 1, 2017. However, the Company may extend the maturity date by twelve months so long as it is not in default under the holding company loan agreement. The obligations of the holding company loan agreement are secured by, among other things, a pledge of all of the capital stock of Yadkin Bank. The Company had no outstanding balance on the holding company loan agreement as of December 31, 2016.

FHLB Advances

The Company had $348,429 of remaining availability on its credit line with the FHLB for advances as of December 31, 2016. These advances are secured by a blanket floating lien on qualifying commercial real estate loans, multifamily loans, residential mortgage loans, and home equity lines of credit with a total lendable collateral value of $1,195,326 as of December 31, 2016.

Maturities of FHLB advances for the next five years and thereafter are as follows:

Maturity Date	Range of Contractual Rates	Rate Type	December 31, 2016	December 31, 2015

2016	0.28 - 2.21%	Fixed rate credit	$—	$375,500
2017	0.49 - 1.14%	Fixed rate credit	764,600	113,000
2018	0.25 - 1.01%	Fixed rate credit	46,129	648
2019	1.83%	Principal reducing credit	5,000	5,000
2020	—%		—	—
2021	—%		—	—
Thereafter	2.00%	Principal reducing credit	168	188
Totals			$815,897	$494,336

Merger-related fair value adjustments included in FHLB borrowings were $59 and $106, as of December 31, 2016 and 2015, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Subordinated Term Loan Due 2018

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity. The subordinated term loan was adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2016 and 2015, the carrying value was $7,279 and $7,060, respectively.
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

Subordinated Notes Due 2024

In March 2014, NewBridge enteraead into a Subordinated Note Purchase Agreement with 14 accredited investors under which NewBridge issued an aggregate of $15.5 million of subordinated notes to the accredited investors, including members of the NewBridge’s Board of Directors. The subordinated notes have a maturity date of March 14, 2024 and bear interest, payable on the 1st of January and July of each year, commencing July 1, 2014, at a fixed interest rate of 7.25% per year. The subordinated notes are intended to qualify as Tier II capital for regulatory purposes. The subordinated term loan was adjusted to fair value in connection with the NewBridge acquisition, and as of December 31, 2016 , the carrying value was $16,061.

Junior Subordinated Debt to Unconsolidated Trusts

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through the Crescent Financial Capital Trust I (the "Crescent Trust"). The Crescent Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent (assumed by VantageSouth in its acquisition of Crescent and subsequently assumed by the Company in its merger with VantageSouth). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2016 and 2015, their carrying value was $25,786 and $25,056, respectively. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent.

In 2003, $10,000 in TRUPs were issued through the American Community Bank Capital Trust ("ACB Trust"). The ACB Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by ACB (and assumed by the Company in its acquisition of ACB). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on December 15, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with the 2014 Mergers, and as of December 31, 2016, their carrying value was $6,997. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 2.80 percent.

In November 2007, $25,000 in TRUPs were issued through Yadkin Valley Statutory Trust I (the "Yadkin Trust"). The Yadkin Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Yadkin. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on December 15, 2037 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with the 2014 Mergers, and as of December 31, 2016, their carrying value was $12,904. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 1.32 percent.

In August 2005, $25,000 in TRUPs were issued through FNB Financial Services Capital Trust I, (the “FNB Trust,”). The FNB Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by NewBridge (and assumed by the Company in its acquisition of NewBridge). These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on September 30, 2035 and are currently redeemable, subject to

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

regulatory approval. These TRUPs were adjusted to fair value in connection with the NewBridge Merger, and as of December 31, 2016, their carrying value was $15,371. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 1.46 percent.

Yadkin unconditionally guarantees the trust preferred securities that were previously issued by the Crescent Trust, the ACB Trust , Yadkin Trust and the FNB Trust.

NOTE L – LEASES

Operating Leases

The Company has entered into various non-cancelable operating leases for the corporate headquarters, operations center, certain branch offices, and equipment. Future minimum lease payments under these leases for the years ending December 31 are presented below.

2017	$5,546
2018	4,622
2019	3,160
2020	1,799
2021	1,076
Thereafter	3,382
Total	$19,585

Certain of the leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above. Rent expense for the years ended December 31, 2016, 2015 and 2014 totaled $5,582, $4,540, and $4,048, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Capital Leases

The Company has entered into two capital leases for banking offices. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as part of long-term debt. The capital lease obligations totaled $5,521 as of December 31, 2016. Future minimum lease payments under the capital leases are presented below.

2017	$583
2018	591
2019	600
2020	608
2021	618
Thereafter	5,167
Total projected lease payments for capital leases	8,167
Imputed interest	(2,646)
Present value of minimum lease payments	$5,521

NOTE M – INCOME TAXES

The table below summarizes significant components of income tax expense for the periods presented.

	Year ended December 31,
	2016	2015	2014
Current tax expense:
Federal	$7,596	$5,415	$305
State	135	—	—
Total current tax expense	7,731	5,415	305
Deferred tax expense:
Federal	21,128	16,653	7,924
State	3,507	4,053	1,981
Total deferred tax expense	24,635	20,706	9,905
Income tax expense before change in deferred tax asset valuation allowance	32,366	26,121	10,210
Change in deferred tax asset valuation allowance	(296)	(126)	(4,797)
Income tax expense	$32,070	$25,995	$5,413

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate of 35 percent to net income before income taxes as follows.

	Year ended December 31,
	2016	2015	2014

Tax computed at statutory rate of 35%	$30,533	$24,718	$9,491
Effect of state income taxes, net of federal benefit	2,367	2,635	1,287
Change in state income tax rates	(327)	(361)	(1,899)
Non-taxable interest income	(1,329)	(828)	(437)
Non-taxable bank-owned life insurance	(1,423)	(655)	(549)
Non-deductible merger costs	1,819	94	1,006
Write-off of acquired net operating losses subject to Section 382 limitation	—	—	652
Change in deferred tax asset valuation allowance	(296)	(126)	(4,797)
Other	726	518	659
Income tax expense	$32,070	$25,995	$5,413

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of deferred taxes are summarized below.

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$35,955	$32,638
Recognized built-in loss carryforward	5,899	5,899
Acquisition accounting fair value adjustments	—	4,998
Allowance for loan losses	5,169	3,673
Federal tax credits carryforward	7,960	4,112
Unrealized losses on securities	6,120	2,055
Unrealized losses on cash flow hedges	2,272	2,596
Stock-based compensation	2,778	1,997
Capitalized leases	1,057	1,110
Deferred compensation	4,606	1,831
Other	1,524	—
Total deferred tax assets	73,340	60,909
Valuation allowance	(763)	(1,059)
Net deferred tax assets	72,577	59,850
Deferred tax liabilities:
Premises and equipment	6,643	3,262
Prepaid expenses	469	680
Deferred loan origination costs	4,429	—
Acquisition accounting fair value adjustments	2,807	—
Other	—	301
Total deferred tax liabilities	14,348	4,243
Net deferred tax asset	$58,229	$55,607

As of December 31, 2016, the Company had net operating losses ("NOLs") available for carryforward of $96,702 that will expire, if unused, from 2023 through 2032. The Company also had recognized built-in losses in excess of annual limitations of $16,855 that will expire, if unused, from 2031 through 2035. The Company’s federal income tax returns are open and subject to examination from the 2013 tax return year and forward. The Company’s state income tax returns are open and subject to examination from the 2013 tax return year and forward.

The Company (along with its predecessors) has completed several change in control transactions under Internal Revenue Code Section 382 (“Section 382”) and the Regulations thereunder. Those transactions are summarized below in chronological order.

•	Piedmont's acquisition of a controlling interest in Legacy VantageSouth Bank on February 19, 2010

•	An ownership shift in the Piedmont capital structure on February 22, 2011

•	Piedmont's acquisition of Community Bank of Rowan on April 19, 2011

•	Piedmont's acquisition of a controlling interest in Crescent Financial Bancshares, Inc. ("Crescent") on November 18, 2011

•	Piedmont's purchase of the non-controlling interests in Legacy VantageSouth Bank on February 1, 2012 along with an ownership shift in the Piedmont capital structure (described above)

•	Crescent's acquisition of a controlling interest in ECB on April 1, 2013

•	Yadkin's merger with Piedmont and VantageSouth on July 4, 2014 (double ownership change)

•	Yadkin’s acquisition of NewBridge Bancorp on March 1, 2016

•	NewBridge’s acquisition of Patriot State Bank on January 31, 2013

•	NewBridge’s acquisition of Premier Commercial Bank on February 27, 2015

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

Based on the Company’s analysis of Section 382 limitations and applicable carryforward periods for limited NOLs and RBILs, there are NOLs totaling $1,917 that will expire unused due to Section 382 limitations. The deferred taxes related to these NOLs were written off in 2014. Other than these unusable NOLs, the Company believes that all of the remaining benefits from pre-

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

acquisition NOLs and RBILs will ultimately be realized; however, that amount is subject to continuing analysis and will not be finalized until the five-year recognition period for each transaction expires.

The Company evaluates its deferred tax assets (“DTAs”) at least quarterly to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence is considered, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Some of the positive and negative evidence management considered in its year-end 2016 evaluation is summarized below.

Positive evidence regarding the Company's DTAs in order of significance is as follows:

•	Earnings trends and forecasts
The Company continued to improve its earnings performance in 2016, especially following the NewBridge acquisition. The Company had a three-year cumulative pre-tax income position as of December 31, 2016. Additionally, management monitors the Company’s performance against its business plan and forecast on a regular basis. Based on the business plan and forecast, which consider certain improvements to the Company’s business, management currently expects the Company's pre-tax income to fully absorb the existing DTAs. The Company has also begun to generate significant taxable income, which is important when considering the need to utilize NOLs and other tax loss carryforwards prior to expiration. In 2016, the Company generated taxable income of $35.5 million before NOLs and was able to utilize $28.4 million.

•	Robust capital levels and access to capital
The Company's tier 1 capital and total risk-based capital ratios were 9.83 percent and 12.49 percent, respectively, as of December 31, 2016. The Bank's tier 1 capital and total risk-based capital ratios were 10.57 percent and 12.41 percent, respectively, as of December 31, 2016, both of which were in excess of the regulatory definition of a "well capitalized" bank.
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
The Company was in compliance with all liquidity policy requirements as of December 31, 2016 and maintained high levels of off balance sheet liquidity.

•	Strong asset quality
The Company's nonperforming loan and nonperforming asset ratios changed slightly in 2016. Nonperforming loans to total loans were 0.95 percent as of December 31, 2016, compared to 1.06 percent as of December 31, 2015. Nonperforming assets to total assets were 1.16 percent as of December 31, 2016, compared to 1.07 percent as of December 31, 2015. Further, the Bank's classified asset ratio to tier 1 capital plus allowance for loan losses decreased slightly to approximately 21.0 percent as of December 31, 2016 from 22.6 percent as of December 31, 2015. The Company has developed a strong underwriting culture, and credit administrators with specific credit expertise have been designated for each line of business (i.e., commercial real estate, commercial and industrial, SBA, Builder Finance, mortgage, and consumer).

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

As of December 31, 2016, the Company's valuation allowance totaled $763, which represented reserves due to uncertainty regarding its ability to generate taxable income of a character required to realize the benefits related to long-term capital losses carryovers and certain state NOLs. Based on the Company's DTA evaluation, which considered the weight of the positive evidence compared to the negative evidence, management concluded that sufficient taxable income will be generated in the future to realize the Company’s remaining net DTA as of December 31, 2016.

NOTE N – REGULATORY MATTERS

Yadkin Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank in the form of vault cash or deposits. There was no aggregate net reserve balance maintained with the Federal Reserve Bank as of December 31, 2016 and 2015, respectively, as vault cash was sufficient to meet the reserve requirement.

Banking regulators have established various ratios to monitor capital adequacy. The primary ratios are: (1) Tier 1 capital, which includes common shareholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent. During the first quarter of 2015, the Company and the Bank became subject to new Basel III regulatory capital rules, which increased existing requirements and added a new requirement for Common Equity Tier 1 of 4.5 percent. As of December 31, 2016, and 2015, the Company and the Bank met all applicable capital adequacy requirements.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The holding company and bank capital amounts and ratios are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2016
Yadkin Financial Corporation:
Total Capital (to Risk-Weighted Assets)	$746,250	12.49%	$477,799	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	675,634	11.31%	$358,349	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	675,634	9.83%	$274,969	4.00%	N/A	N/A
Common Equity Tier 1 Capital	648,105	10.85%	$268,762	4.50%	N/A	N/A

Yadkin Bank:
Total Capital (to Risk-Weighted Assets)	$742,418	12.41%	$478,498	8.00%	$598,122	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	725,913	12.14%	358,873	6.00%	478,498	8.00%
Tier 1 Capital (to Average Assets)	725,913	10.57%	274,822	4.00%	343,528	5.00%
Common Equity Tier 1 Capital	725,913	12.14%	269,155	4.50%	388,780	6.50%

December 31, 2015
Yadkin Financial Corporation:
Total Capital (to Risk-Weighted Assets)	$447,320	11.96%	$299,164	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	396,032	10.59%	224,373	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	396,032	9.42%	168,078	4.00%	N/A	N/A
Common Equity Tier 1 Capital	394,524	10.55%	168,280	4.50%	N/A	N/A

Yadkin Bank:
Total Capital (to Risk-Weighted Assets)	$447,945	11.99%	$298,776	8.00%	$373,470	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	434,707	11.64%	224,082	6.00%	298,776	8.00%
Tier 1 Capital (to Average Assets)	434,707	10.34%	168,183	4.00%	210,229	5.00%
Common Equity Tier 1 Capital	434,707	11.64%	168,061	4.50%	242,755	6.50%

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

Interest Rate Swaps

The following table provides a summary of pay fixed interest rate swaps that are being used to hedge short-term FHLB advances. These interest rate swaps are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in OCI. The purpose of these cash flow hedges is to reduce the Company's exposure to variability in interest payments attributable to changes in the three-month LIBOR component of three-month FHLB advances. Each three-month FHLB advance will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the full term of each interest rate swap.

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

					Unamortized Pre-Tax Loss in AOCI as of December 31,
Status	Notional Amount	Original Effective Start Date	Original Maturity Date	Date Terminated	2016	2015

Terminated Swap 1	$25,000	April 6, 2015	April 5, 2020	March 27, 2015	$55	$72
Terminated Swap 2	25,000	May 5, 2015	May 5, 2020	March 27, 2015	56	72
Terminated Swap 3	25,000	June 5, 2015	June 5, 2020	March 27, 2015	57	74
Terminated Swap 4	25,000	August 5, 2015	August 5, 2020	March 27, 2015	665	811
Terminated Swap 5	25,000	October 1, 2014	August 31, 2017	October 7, 2015	73	183
Terminated Swap 6	25,000	October 16, 2014	August 16, 2018	October 7, 2015	236	381
	$150,000				$1,142	$1,593

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

		December 31, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Loans:
Receive fixed interest rate swap	Other liabilities	$40,000	$581	$40,000	$493

FHLB advances:
Pay fixed interest rate swaps	Other liabilities	125,000	3,582	125,000	3,822

Subordinated term loan:
Interest rate cap	Other assets	7,500	21	7,500	61

TRUPs:
Interest rate caps	Other assets	43,000	229	43,000	482

Mortgage loan commitments:
Interest rate lock commitments	Other assets	34,803	427	30,313	408
Forward sale commitments	Other assets	115,977	146	52,862	106

Activity in AOCI related to cash flow hedges is presented in Note S. If a cash flow hedge ceases to be highly effective or is terminated, then the hedge is dedesignated, and effective changes in value that are recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings. If the transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2016	December 31, 2015

Lending commitments:
Commitments to extend credit	$1,454,630	$799,058
Financial standby letters of credit	22,625	16,342
Other commitments:
Standby letters of credit issued by the FHLB on the Bank's behalf	$31,000	$10,000
Capital commitments to private investment funds	—	4,751

The reserve for unfunded commitments was $1,059 and $603 as of December 31, 2016 and 2015, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

	Year ended December 31,
	2016	2015	2014

Level 3 AFS securities at beginning of period	$11,728	$11,290	$7,583
Purchases	—	10,390	4,600
Sales, calls or maturities	—	(4,120)	(1,000)
Transfers into Level 3	5,000	(6,000)	—
Changes in unrealized gains and losses	(38)	168	107
Level 3 AFS securities at end of period	$11,690	$11,728	$11,290

The Company's policy is to recognize transfers between levels as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding table. There were no transfers between Level 1 and Level 2 during 2016, 2015 or 2014.

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

	Year ended December 31,
	2016	2015	2014

Interest rate lock commitments at beginning of period	$408	$342	$354
Fair value of acquired Yadkin interest rate lock commitments	—	—	231
Issuances	1,838	1,620	2,366
Settlements	(1,819)	(1,554)	(2,609)
Interest rate lock commitments at end of period	$427	$408	$342

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize fair value information for assets and liabilities measured on a recurring and nonrecurring basis.

Description	Total	Level 1	Level 2	Level 3

December 31, 2016
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$17,501	$—	$17,501	$—
SBA-guaranteed securities	27,561	27,561	—	—
Mortgage-backed securities issued by GSE	597,010	—	597,010	—
Collateralized loan obligations	45,466	—	45,466	—
Corporate bonds	153,215	2,554	139,951	10,710
Non-agency CMBS	15,394	—	15,394	—
Municipal bonds	125,547	—	124,567	980
Other debt securities	245	245	—	—
Equity securities	8,674	8,674	—	—
SBA-guaranteed loans held for sale	37,371	—	37,371	—
SBA loans held for investment	47,756	—	47,756	—
Derivative assets	824	—	397	427
Derivative liabilities	4,162	—	4,162	—

Measured at fair value on a nonrecurring basis:
Impaired loans	$26,493	$—	$—	$26,493
Purchased accounts receivable	4,980	—	—	4,980
Foreclosed assets	30,110	—	—	30,110
Mortgage servicing rights	6,916	—	6,916	—
SBA loan servicing rights	5,241	—	5,241	—

Description	Total	Level 1	Level 2	Level 3

December 31, 2015
Measured at fair value on a recurring basis:
Securities available for sale:
GSE obligations	$5,982	$—	$5,982	$—
SBA-guaranteed securities	12,176	12,176	—	—
Mortgage-backed securities issued by GSE	435,625	—	435,625	—
Collateralized loan obligations	50,483	—	50,483	—
Corporate bonds	123,532	2,485	110,427	10,620
Non-agency RMBS	3,663	—	3,663	—
Municipal bonds	55,800	—	54,692	1,108
Other debt securities	245	245	—	—
Equity securities	1,626	1,626	—	—
SBA-guaranteed loans held for sale	23,664	—	23,664	—
SBA loans held for investment	20,423	—	20,423	—
Derivative assets	996	—	588	408
Derivative liabilities	4,376	—	4,376	—

Measured at fair value on a non-recurring basis:
Impaired loans	15,066	—	—	15,066
Foreclosed assets	15,346	—	—	15,346

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information About Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations.

	Valuation Technique	Unobservable Input	Range	Fair Value as of December 31, 2016	Fair Value as of December 31, 2015
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$11,690	$11,728

Interest rate lock commitments	Pricing model	Pull through rates	80-95%	427	408

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	26,493	15,066
	Discounted expected cash flows	Expected loss rates	0-75%
		Discount rates	2-8%
Purchased accounts receivable	Expected cash flows	Expected loss rates		4,980	—
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	30,110	15,346

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

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Accounts Receivable. Historically, purchased accounts receivable were initially recorded at fair value, which was the discounted purchase price, and generally had maturities between 30 and 60 days. Due to the short duration of these assets, the carrying amounts were deemed to represent a reasonable estimate of fair value. The Company discontinued the purchased accounts receivable program during 2016 and, as of December 31, 2016 , the remaining balance relates to an exposure that was found to be impaired. The December 31, 2016 carrying amount represents the estimated fair value of that receivable.

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

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$124,413	$124,413	$124,413	$—	$—
Investment securities available for sale	990,613	990,613	39,034	939,889	11,690
Investment securities held to maturity	38,735	39,460	—	39,460	—
Loans held for sale	76,876	76,876	—	76,876	—
Loans, net	5,145,420	5,146,856	—	23,664	5,123,192
Federal Home Loan Bank stock	41,225	41,225	—	41,225	—
Derivative assets	824	824	—	397	427
Purchased accounts receivable	4,980	4,980	—	—	4,980
Accrued interest receivable	20,516	20,516	—	20,516	—

Financial liabilities:
Deposits	5,219,470	5,215,071	—	5,215,071	—
Short-term borrowings	764,600	764,600	—	—	764,600
Long-term debt	159,424	172,746	—	—	172,746
Derivative liabilities	4,162	4,162	—	4,162	—
Accrued interest payable	3,013	3,013	—	3,013	—

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

NOTE R – EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Yadkin Financial Corporation 2013 Equity Incentive Plan (the “2013 Incentive Plan”) authorized the issuance of incentive stock awards to certain employees, officers, and directors of the Company. As of December 31, 2016, no stock options had been granted and 205,000 restricted stock shares were awarded under the 2013 Incentive Plan. The Yadkin Valley Financial Corporation 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Stock Plan”) also authorized the issuance of awards to certain employees, officers, and directors of the Company. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock awards, stock appreciation rights, and/or long term incentive compensation units. Option exercise prices are established at market value on the grant date. Vesting provisions for granted stock options and restricted stock are at the discretion of the Nominating, Compensation, and Corporate Governance Committee of the Board of Directors. Upon termination, unexercised options held by employees are forfeited and made available for future grants. The Company funds the option shares and restricted stock from authorized but unissued shares.

Stock Options

In addition to option grants pursuant to the 2008 Stock Plan, the Company has assumed outstanding stock options that had been granted under the stock option plans of acquired companies. Of the total options outstanding as of December 31, 2016, 161,013 acquired options remained exercisable at a weighted average exercise price of $16.51 per share, no options are outstanding or exercisable under the 2008 Stock Plan, and no options have been granted under the 2013 Incentive Plan. As of December 31, 2016, 9,621 shares or options remained available for future issuance under the 2008 Stock Plan, and 108,000 shares or options remained available under the 2013 Incentive Plan. There were no options granted during the year ended December 31, 2016.

A summary of stock option activity for the year ended December 31, 2016 is presented below.

	Outstanding Options		Exercisable Options
	Number	Weighted Average Option Price	Number	Weighted Average Option Price

Options outstanding at January 1, 2016	33,808	$39.98	33,808	$39.98
Options assumed in NewBridge Merger	418,268	12.24	418,268	12.24
Exercised	258,553	9.67	258,553	9.67
Expired	21,911	42.87	21,911	42.87
Forfeited	10,599	35.04	10,599	35.04
Options outstanding at December 31, 2016	161,013	$16.51	161,013	$16.51

The weighted average remaining life of options outstanding and options exercisable was 1.86 years years and 1.21 years years as of December 31, 2016 and 2015, respectively.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below provides the range of exercise prices for options outstanding and exercisable as of December 31, 2016.

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$10.01 - $20.00	154,945	154,945
$20.01 - $30.00	2,419	2,419
$30.01 - $40.00	731	731
$40.01 - $50.00	2,918	2,918
	161,013	161,013

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

Compensation cost related to stock options was $0 for the years ended December 31, 2016, 2015, and 2014 . The aggregate intrinsic value of total options outstanding and exercisable options as of December 31, 2016 was $2,882. As of December 31, 2016, there was no unrecognized compensation cost related to stock options as all options had fully vested.

Restricted Stock

A summary of non-vested restricted stock award activity is included below for the periods presented.

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2016	105,000	$20.08
Granted	100,000	24.28
Vested	80,000	34.68
Forfeited	13,000	10.24
Non-vested at December 31, 2016	112,000	$16.46

Compensation cost related to non-vested restricted stock was $1,170, $352 and $336 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was $1,267 and $1,641, respectively, in unrecognized compensation cost related to non-vested restricted stock.

Defined Contribution Plans

The Company sponsors profit-sharing and 401(k) plans for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plan provides for employer contribution of up to 4 percent of pre-tax salary contributed by each participant. Employer contributions to the 401(k) plans totaled $2,246 for the year ended December 31, 2016, compared to $1,811 and $1,252 for 2015 and 2014, respectively.

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

If as of December 31, 2018 there has not been a “change of control,” the aggregate Unit Value will be distributed to the plan participants on December 31, 2018. Shares of Yadkin voting common stock that are held in the rabbi trust will be used to satisfy these distribution obligations under the Piedmont Phantom Equity Plan. The principal of the rabbi trust and any earnings thereon will be held separate and apart from other funds of Yadkin and will be used exclusively for the uses and purposes of Piedmont Phantom Equity Plan participants, Piedmont stockholders participating in the 2014 Mergers, and general creditors of Yadkin in certain circumstances. On the date on which all requisite bank regulatory approvals in connection with the FNB Merger are obtained, the Piedmont Phantom Equity Plan will be amended to allow for settlement and payment of the assets held in the rabbi trust in connection with the closing of the transactions contemplated by the FNB Merger Agreement. Under the amendment, if the regulatory approvals for the FNB Merger are obtained prior to December 31, 2018, the aggregate Unit Value will be distributed to the plan participants on the date of such regulatory approval.

There was no compensation cost recorded in non-interest expense related to the Piedmont Stock Warrant Plan and Piedmont Phantom Equity Plan for the year ended December 31, 2016, compared to $245 for the year ended December 31, 2015. There was no unrecognized compensation cost for the years ended December 31, 2016 and 2015. Employer shares held by a rabbi trust should be treated as treasury stock for earnings per share purposes and excluded from the denominator in the basic and diluted per share calculations. However, the obligation under a deferred compensation arrangement should be reflected in the denominator of the earnings per share calculation. Therefore, since the 856,447 shares of Yadkin common stock held in the rabbi trust pursuant to the Piedmont Phantom Equity Plan are payable to either participants in the plan or Piedmont stockholders participating in the 2014 Mergers, there is no net impact to the Company's earnings per share from these shares.

Pension Plans

On March 1, 2016, concurrent with the NewBridge Merger, Yadkin assumed the obligations of three defined benefit retirement plans:

•A frozen pension plan
•A frozen supplemental executive retirement plan (“SERP-A”) covering certain executive and former executive officers
•An active supplemental executive retirement plan (“SERP-B”) covering senior officers.

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The curtailed pension plan and the curtailed SERP-A provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan are based upon the projected unit credit actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the pension plan consist primarily of cash and cash equivalents, U.S. government securities, and other securities. The curtailed SERP-A is unfunded. Effective September 1, 2014, NewBridge established an unfunded SERP for senior officers to provide an annual retirement benefit for 10 years following retirement. The benefit vests ratably in proportion to years of service completed after September 1, 2014 over the projected number of years of service to retirement date, but not less than five years. The Company is accruing the service cost component of this benefit straight line over the vesting period. Assets contributed to the pension and SERP plans are held in a trust, for the benefit of employees, that is managed by or under the trusteeship of management.

The disclosures presented represent combined information for all of the employee benefit plans. The plans use a measurement date of December 31. The projected benefit obligation at December 31, 2016 was determined using the RP-2014 mortality table and the MP-2015 projection scale. The following table outlines the changes in these pension obligations, assets and funded status for the year ended December 31, 2016:

Change in benefit obligation:
Projected benefit obligation at beginning of year	$—
Assumed in acquisition	31,656
Service cost	12
Interest cost	1,285
Actuarial (gain) loss	(6)
Benefits paid	(1,826)
Projected benefit obligation at end of year	31,121
Accumulated benefit obligation at end of year	31,121

Change in plan assets:
Fair value of plan assets at beginning of year	—
Assumed in acquisition	23,884
Actual return on plan assets	1,993
Employer contributions	192
Benefits paid	(1,826)
Fair value of plan assets at end of year	24,243
Funded status at end of year:
Plan assets less projected benefit obligation – pension liability	$(6,878)

The amounts recognized in the consolidated balance sheets at December 31, 2016 consist of:

Other assets	$—
Other liabilities	(6,878)
Net asset (liability) recognized	$(6,878)

The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2016:

Net loss	$(502)
Less prior service cost	—
Accumulated other comprehensive loss, excluding income taxes	$(502)

The following table provides amortization amounts for 2017:

Actuarial loss	$—
Prior service cost	1
Total	$1

The following table outlines the assumptions and components of net periodic pension cost for the three years in the period ended December 31, 2016:

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2016
Components of net periodic pension cost
Service	$12
Interest	1,285
Expected return on plan assets	(1,497)
Amortization of prior service cost	—
Amortization of net (gain) loss	—
Net periodic pension cost	$(200)
Weighted average assumptions
Discount rate	5.00%
Expected return on plan assets	7.75%
Rate of compensation increases	4.00%

Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2016, are included in the accompanying table.

Plan Assets	Fair Value as of December 31, 2016	Actual Allocation as of December 31, 2016	Long-Term Allocation Target
Equity securities	$14,147	58.4%	40% - 75%
Debt securities	10,096	41.6%	25% - 60%
Total	$24,243	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2016 by asset category are reflected in the following table. The fair value hierarchy descriptions used to measure these plan assets are identified in Note B of the Notes to Consolidated Financial Statements.

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Plan Assets at December 31, 2016
Equity securities (US issuers)	$3,482	$—	$—	$3,482
Equity mutual funds	10,626	—	—	10,626
Fixed income securities	—	2,887	—	2,887
Fixed income mutual funds	—	6,864	—	6,864
Cash and money market funds	384	—	—	384
Total plan assets	$14,492	$9,751	$—	$24,243

The Company’s policy is to amortize actuarial gains and losses over the average remaining service periods for active participants when the accumulated net gain or loss exceeds 10% of the projected benefit obligation or market value of plan assets, whichever is greater. The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 7.75% rate used in 2016.

The contributions for all plans for 2016 were approximately $192 thousand. The expected benefit payments for all plans for the next ten years are as follows:

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2017	$1,825
2018	1,833
2019	1,851
2020	1,929
2021	1,956
2022 through 2026	10,122
Total	$19,516

The Company’s December 31, 2016 consolidated balance sheet included a deferred compensation plan resulting from the NewBridge Merger. The plan allowed directors and executive officers of NewBridge to defer compensation until the participant’s death, disability or retirement. Assets related to the NewBridge deferred compensation plan are maintained in a rabbi trust. The balance in the trust at December 31, 2016 was $8.2 million.

NOTE S - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below summarizes the activity in AOCI for the periods presented. All amounts are net of tax.

	Unrealized Net Gains (Losses) on AFS Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on Pension Obligation	Total

Balance at January 1, 2014	$(6,554)	$2,381	$—	$(4,173)
Other comprehensive income (loss) before reclassifications	5,445	(3,440)	—	2,005
Amounts reclassified	(76)	—	—	(76)
Net change in AOCI	5,369	(3,440)	—	1,929
Balance at December 31, 2014	(1,185)	(1,059)	—	(2,244)
Other comprehensive loss before reclassifications	(2,136)	(3,236)	—	(5,372)
Amounts reclassified	—	99	—	99
Net change in AOCI	(2,136)	(3,137)	—	(5,273)
Balance at December 31, 2015	(3,321)	(4,196)	—	(7,517)
Other comprehensive income (loss) before reclassifications	(6,484)	72	326	(6,086)
Amounts reclassified	(352)	282	—	(70)
Net change in AOCI	(6,836)	354	326	(6,156)
Balance at December 31, 2016	$(10,157)	$(3,842)	$326	$(13,673)

Amounts reclassified from AOCI are included in the consolidated statements of operations as follows.

AOCI Component	Amount Reclassified			Line Item Within Statement of Operations
	2016	2015	2014
AFS securities:
Gross reclassification	$(564)	$—	$(126)	Gain on sales of available for sale securities
Income tax expense	212	—	50	Income tax expense (benefit)
Reclassification, net of tax	$(352)	$—	$(76)

Cash flow hedges:
Gross reclassification	$452	$161	$—	Gain on terminations of cash flow hedges
Income tax expense	(170)	(62)	—	Income tax expense (benefit)
Reclassification, net of tax	$282	$99	$—

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

Parent Company
Condensed Balance Sheets

	December 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$1,435	$5,066
Investment securities available for sale	147	379
Investment in subsidiaries	1,109,634	619,144
Deferred tax asset, net	—	—
Other assets	108	2,660
Total assets	$1,111,324	$627,249

Liabilities and Shareholders' Equity:
Long-term debt	$95,267	$63,106
Accrued interest payable and other liabilities	1,826	1,594
Total liabilities	97,093	64,700
Total shareholders' equity before non-controlling interests	1,014,231	562,549
Total liabilities and shareholders' equity	$1,111,324	$627,249

Parent Company
Condensed Statements of Operations

	Year ended December 31,
	2016	2015	2014
Income:
Dividends from subsidiaries	$28,086	$40,108	$8,058
Other income	(7)	105	54
Total income	28,079	40,213	8,112
Expense:
Interest expense	5,168	3,754	2,331
Other expenses	2,315	1,465	837
Total expenses	7,483	5,219	3,168
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	20,596	34,994	4,944
Income tax benefit	2,586	1,744	5,647
Income (loss) before equity in undistributed earnings of subsidiaries	23,182	36,738	10,591
Equity in undistributed earnings of subsidiaries	31,986	7,889	11,114
Net income	55,168	44,627	21,705
Dividends on preferred stock	—	822	1,269
Net income attributable to non-controlling interests	—	—	2,466
Net income available to common shareholders	$55,168	$43,805	$17,970

YADKIN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Parent Company
Condensed Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$55,168	$44,627	$21,705
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,586)	(1,744)	(5,647)
Equity in undistributed earnings of subsidiaries	(31,986)	(7,889)	(11,114)
Loss on sale of assets	128	—	—
Net change in other assets	1,806	1,543	258
Net change in interest payable and other liabilities	(457)	(524)	(281)
Other, net	1,446	791	419
Net cash provided by operating activities	23,519	36,804	5,340

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	244	640	13
Purchases of cash flow hedges	—	—	(1,278)
Investment in subsidiaries	—	—	(323)
Proceeds from repayment of investment in subsidiaries	—	—	6,014
Net cash from business combinations	4,569	—	4,388
Net cash provided by investing activities	4,813	640	8,814

Cash flows from financing activities:
Proceeds from exercise of stock options	2,451	346	5
Repurchase of common stock	—	—	(886)
Repurchase of preferred stock	—	(28,405)	—
Distribution to legacy shareholders of Piedmont Community Bank Holdings, Inc.	—	—	(9,810)
Dividends paid on preferred and common stock	(34,414)	(7,144)	(1,269)
Net cash used in financing activities	(31,963)	(35,203)	(11,960)

Net change in cash and cash equivalents	(3,631)	2,241	2,194
Cash and cash equivalents, beginning of period	5,066	2,825	631
Cash and cash equivalents, end of period	$1,435	$5,066	$2,825

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined by 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls over financial reporting factors that could materially affect these controls during the three-month period ended December 31, 2016.

Material Weakness

In reviewing the accounting for the allowance for loan losses, our management identified a deficiency in our internal control over financial reporting that is further described below in “Management’s Annual Report on Internal Control Over Financial Reporting.” Our management has concluded that this control deficiency constitutes a material weakness in our internal control over financial reporting. Nonetheless, we have concluded that this material weakness does not require a change in the fourth quarter or full year 2016 consolidated financial results, nor does it require a restatement of or change in our consolidated financial statements for any prior annual or interim period.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2016 has excluded the operations of NewBridge Bancorp ("NewBridge"), which was acquired on March 1, 2016 by the company. NewBridge represented 30 percent of consolidated revenue (interest income and non-interest income) for the year ended December 31, 2016, and 27 percent of consolidated assets as of December 31, 2016.

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

Yadkin's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that assessment, Yadkin's management believes that, as of December 31, 2016, Yadkin's internal control over financial reporting was not effective based on those criteria, due to the material weakness described below.

In the review of accounting for the allowance for loan losses, we identified a specific deficiency being that the Company’s internal control processes lacked adequate precision in the estimation of the allowance for loan loss. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. Management and the Audit Committee have begun to assess the material weakness in order to develop plans to remediate the underlying cause of the material weakness and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls.

Yadkin's independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 120.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Yadkin Financial Corporation

We have audited Yadkin Financial Corporation (the Company)’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded NewBridge Bancorp (“NewBridge"), which was acquired on March 1, 2016 by the Company, from its assessment of internal control over financial reporting as of December 31, 2016. NewBridge constituted 30 percent total consolidated revenue (interest income and noninterest income) for the year ended December 31, 2016 and 27 percent of total consolidated assets as of December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded NewBridge from the scope of our audit of internal control over financial reporting.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely manner. A material weakness was identified in the accounting for the allowance for loan losses. Specifically, the Company’s internal control processes lacked adequate precision in the estimation of the allowance for loan loss. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Yadkin Financial Corporation has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Yadkin Financial Corporation as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 1, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Overview of the Board of Directors

During 2016, the Board of Directors of the Company held seven regular meetings and held two special meetings. All directors attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he or she served as a director, and (b) the total number of meetings held by all committees of the Board of Directors of the Company on which he or she served.

The Bylaws of the Company provide for no less than five or more than 25 directors to serve on the Board of Directors for a period of one-year terms to be elected each year at the Annual Meeting of Shareholders. Following the resignations of Thierry Ho effective November 30, 2016 and Nicholas Zerbib effective January 19, 2017 (as described below under “Events Occurring After Fiscal Year End”) from the Board of Directors, the Board of Directors has 13 directors.

Set forth below are the names and other information pertaining to the Board of Directors:

Name (Age)	Director Since	Position with Yadkin and Business Experience

J. Adam Abram (61)	2014
Abram joined Yadkin Bank and Yadkin Financial Corporation as lead director in July 2014 pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Prior to the merger, Mr. Abram served as the Chairman of the Board of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011, and as Chairman of Piedmont Community Bank Holdings, Inc. since he co-founded the company in 2009. Mr. Abram has served as Chairman of James River Group Holdings, Ltd. since its inception and was appointed CEO in September 2014 prior to the Company’s December 2014 initial public offering. Since 2008, Mr. Abram has served in a variety of executive roles at the Company and its wholly-owned insurance holding company subsidiary, James River Group, Inc., since its inception in 2002, most recently as director, Chairman of the Board, and Chief Executive Officer. James River Group, Inc. was publicly traded from August 2005 until December 2007. Mr. Abram brings to the Board a deep understanding of the business and prospects of Yadkin, in light of his significant role with VantageSouth and Piedmont prior to the merger. He also brings significant public company executive leadership and public company board experience to the Board.

Michael S. Albert (62)	2016
Michael Albert joined Yadkin Bank and Yadkin Financial Corporation as a director in March 2016 following the merger of NewBridge Bancorp with Yadkin Financial Corporation. Prior to the merger, he served as a director of NewBridge Bancorp and NewBridge Bank since 1995. Mr. Albert has been a partner of Entrepreneurial Resources of NC, LLC since April of 2009. From March 2007 to April 2009, he served as the Vice President-Marketing and a consultant for Stanley Benefit Services, Inc. Mr. Albert has 21 years of experience as a bank director, including serving as Chairman of the Board and Chairman of the Audit and Risk Management Committee; financial and accounting experience as a certified public accountant with a Big Four accounting firm, including experience in its bank audit practice; and experience as Chief Executive Officer of a major regional transportation company operating in multiple states. He has leadership roles in multiple community organizations and is President of the Davidson County Community College Foundation. Mr. Albert’s ability to analyze complex financial and organizational matters, as well as his banking industry expertise and management experience, enhances his contributions to Yadkin’s Board of Directors.

Name (Age)	Director Since	Position with Yadkin and Business Experience

David S. Brody (66)	2014
David Brody joined Yadkin Bank and Yadkin Financial Corporation as a director in July 2014 pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Prior to the merger, Mr. Brody served as a director of VantageSouth Bancshares, Inc., VantageSouth Bank and Piedmont Community Bank Holdings, Inc. since November 2011. Mr. Brody is the founder and managing partner of Brody Associates, a real estate development company, which position he has held for over ten years. He is past Chairman of the board of trustees of East Carolina University and past Chairman of the board of University Health Systems. He is President of The Brody Brothers Foundation. Mr. Brody was a founding board member of the Little Bank, Kinston, North Carolina, and former managing partner of Eastern Carolina Coca Cola Bottling, and Brody Brothers Dry Goods. Mr. Brody brings significant insight into many of the markets and businesses served by Yadkin Bank, particularly in eastern North Carolina. His service on the board of East Carolina University brings additional insight into a number of the communities served by Yadkin Bank.

Scott M. Custer (60)	2014
Scott Custer joined Yadkin Bank and Yadkin Financial Corporation as a director and Chief Executive Officer in July 2014 pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Prior to the merger, Mr. Custer served as a director and Chief Executive Officer of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011, and as a director and Chief Executive Officer of Piedmont Community Bank Holdings, Inc. since 2010. Before joining Piedmont, Mr. Custer served as Chairman and Chief Executive Officer of RBC Bank (USA), a position he held since 2004. An active member of the community, Mr. Custer is on the boards of trustees for the College of William and Mary and William Peace University, and. serves on the board of directors of the Medical Foundation of North Carolina, Inc. Mr. Custer brings significant executive leadership and industry experience to the Board through his executive leadership positions at VantageSouth, Piedmont, and RBC Bank (USA). His community service also brings insight into a number of the communities served by Yadkin.

Harry M. Davis (69)	2004
Harry Davis has served as a director of Yadkin Financial Corporation since its inception in 2006, as Vice Chairman from 2007-2014, and as a director of its wholly owned subsidiary, Yadkin Bank, since 2004. Dr. Davis was a founding director of High Country Bank prior to its acquisition by Yadkin Bank in 2004. Dr. Davis is Professor of Finance, Appalachian State University in Boone, North Carolina and has been a consultant to the banking industry on financial statements for over twenty years. He serves as Dean of the North Carolina School of Banking and is an instructor at the North Carolina Commissioner of Banks Directors College, where he teaches banking financial principles. His knowledge of the financial principles that matter to community banks enhances his ability to contribute as a director.

Name (Age)	Director Since	Position with Yadkin and Business Experience

Barry Z. Dodson (68)	2016
Barry Dodson joined Yadkin Bank and Yadkin Financial Corporation as a director in March 2016 following the merger of NewBridge Bancorp with Yadkin Financial Corporation. Prior to the merger, he served as a director of NewBridge Bancorp and NewBridge Bank since 1997 and was Chairman of the Board of FNB Financial Services Corporation prior to its merger into NewBridge Bancorp. Mr. Dodson has over 40 years of experience in public accounting, is a certified public accountant and the owner of Barry Z. Dodson, CPA, PLLC. He serves as Chairman of the Golden Leaf Foundation, has served on the North Carolina Education Lottery Commission and was a member of its finance committee, and is a former director of The Moses Cone Hospital, Inc. where he served on its audit committee. Mr. Dodson brings financial expertise and 19 years of experience serving as a director of bank and community boards of directors, including various bank board committees, with particular experience serving on audit committees.

Thomas J. Hall (69)	2009
Tommy Hall joined the Board of Directors in 2009 pursuant to the merger between Yadkin Financial Corporation and American Community Bancshares, Inc. Since 2000, Mr. Hall is President of The Hall Group, Inc., a real estate holding company located in Charlotte, North Carolina. He previously served as an owner, President and Chief Financial Officer of an $800 million dollar company. His leadership experience, financial knowledge, and business experience enhance his ability to contribute as a director.

Steven J. Lerner (62)	2014
Steve Lerner joined Yadkin Bank and Yadkin Financial Corporation as a director in July 2014 pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Prior to the merger, Dr. Lerner served as a director of VantageSouth Bancshares, Inc. since November 2011, and as Vice Chairman of Piedmont Community Bank Holdings, Inc. since he co-founded the company in 2009. He has served as the Chairman of FGI Research, a provider of online market research services, since he founded the company in 1981. From 2000-2012, Dr. Lerner served as Chairman of Capstrat, Inc., a strategic marketing communication firm, and he was Chairman of Yankelovich, Inc., a consumer research firm, from 2000-2008. Dr. Lerner has spent the last 30 years helping small and medium sized businesses maximize their potential. He has been involved in the formation of a number of companies including Blue Hill Group, and Sterling Cellular prior to its sale in 1993. Dr. Lerner serves on the board of advisors of Bandwidth.com, a provider of next generation communications services. Dr. Lerner serves as a member of the University of North Carolina at Chapel Hill board of trustees. As a provider of marketing research services to businesses in Yadkin’s markets, Mr. Lerner brings to the Board in a deep understanding of the markets and businesses that Yadkin serves.

Name (Age)	Director Since	Position with Yadkin and Business Experience

Michael S. Patterson (70)	2016
Michael Patterson joined Yadkin Bank and Yadkin Financial Corporation as a director in March 2016 following the merger of NewBridge Bancorp with Yadkin Financial Corporation. Prior to the merger, he served as a director of NewBridge Bancorp and NewBridge Bank since 2002. Mr. Patterson has over 40 years of experience as a commercial banker in North Carolina. He started his banking career with First Citizens Bank in Raleigh, NC in 1969. In 1978, he joined Peoples Bank in Rocky Mount, NC as Vice President and later as Executive Vice President and Executive Officer of Peoples Bank and Peoples Bank of North Carolina, Inc. In 1989, he joined Triangle Bank in Raleigh as President and Chief Operating Officer and became CEO in 1990, and Chairman of the Board of Directors of Triangle Bank in 1996. He served in these capacities until Triangle Bank was sold to Centura Banks, Inc. in 2000. Mr. Patterson served as Executive Chairman of the Board of Directors of Centura Banks, Inc. until it was sold to Royal Bank of Canada in 2001. He then worked as a consultant to community banks primarily in the area of merger and acquisition strategies, prior to organizing CapStone Bank in 2006. He served as Chairman, President and CEO of CapStone Bank prior to its acquisition by NewBridge Bank in 2014. Mr. Patterson also has broad experience serving as a director of several industry-related organizations including the American Bankers Association, the North Carolina Bankers Association (Vice Chairman), and numerous charitable and civic organizations in the communities in which he has lived and worked. Mr. Patterson has extensive experience in the banking industry in key leadership positions and as a consultant to community banks, including merger and acquisition strategies within the financial services industry.

Mary E. Rittling (65)	2016
Mary Rittling joined Yadkin Bank and Yadkin Financial Corporation as a director in March 2016 following the merger of NewBridge Bancorp with Yadkin Financial Corporation. Prior to the merger, she served as a director of NewBridge Bancorp and NewBridge Bank since 2006. Dr. Rittling is President of the Davidson County Community College. She currently serves as a community partner and advocate in both Davidson and Davie Counties. She has been recognized in the Triad as an “Exceptional Leader” annually since 2009; she was also named as the “Outstanding Woman in Business” by the Lexington Area Chamber of Commerce in 2009. In 2012, Dr. Rittling was named the “North Carolina Community College President of the Year.” She earned a Master’s degree and a Doctorate in Education from Columbia University and also completed studies at the Harvard University Institute for New Presidents. Dr. Rittling brings particular insight to the Board’s role in oversight of risk management through her experience in strategic planning and corporate governance; ability to address complex outcomes; and extensive community and regional involvement.

Harry C. Spell (68)	2002
Harry Spell was elected to the board of directors in 2002. Prior to his retirement in 2014, Mr. Spell served as Vice President and Secretary of MoCaro Dyeing & Finishing, Inc., a textile company in Statesville, North Carolina. From 1997 to 2002, Mr. Spell served ... as a director of Main Street Bankshares Inc., which merged into Yadkin Valley Bank and Trust Company in 2002. His business and personal experience in certain of Yadkin Bank’s communities provides him with a useful appreciation of markets that we serve. He also has experience in the context of bank mergers and acquisitions from serving with Yadkin through four bank acquisitions.

Name (Age)	Director Since	Position with Yadkin and Business Experience

Joseph H. Towell (65)	2011
Joe Towell was elected to the board of directors and appointed Chief Executive Officer and President of Yadkin Bank and Yadkin Financial Corporation in February 2011, having served in various executive roles since May 2008. Since July 2014, pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc., Mr. Towell serves as Chairman of the board of directors. Previously, Mr. Towell served as Portfolio Manager for leveraged loan investing with Putnam Investments in Boston, MA from 2001 to 2008, and he was employed with First Union National Bank in various roles from 1983 through 2001. He brings to the Board of Directors an understanding of Yadkin’s business and organization, as well as substantial leadership ability, banking industry expertise, and management experience.

Richard A. Urquhart, III (70)	2016
Richard Urquhart joined Yadkin Bank and Yadkin Financial Corporation as a director in March 2016 following the merger of NewBridge Bancorp with Yadkin Financial Corporation. Prior to the merger, he served as a director of NewBridge Bancorp and NewBridge Bank since 2014, and as a director of CapStone Bank and the Chairman of its audit committee prior to its merger into NewBridge Bank. Mr. Urquhart served as the Chief Operating Officer of
Investors Management Corporation until December 2016 and is a certified public accountant. Mr. Urquhart is the Chief Operating Officer of Investors Management Corporation and is a certified public accountant. He is active in several community non-profits, including past Chairman of the Greater Raleigh Chamber of Commerce, a director of Boys and Girls Clubs of Wake County, and a member of the Leadership Council of Wake Education Partnership. Mr. Urquhart is a trustee of Meredith College, where he serves as Chairman of the business and finance committee. His extensive experience in accounting and finance, coupled with his strong community connections and involvement with local and regional organizations, enhances his ability to contribute as a director.

Executive Officers

Set forth below is certain biographical information regarding the current named executive officers of Yadkin, other than Scott M. Custer, President and Chief Executive Officer, whose biographical information is included with that of other members of the Board of Directors above.

Name (Age)	Officer Since	Position with Yadkin and Business Experience

Terry S. Earley (58)	2014
Terry Earley joined Yadkin Bank and Yadkin Financial Corporation as Executive Vice President and Chief Financial Officer in July 2014 pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Prior to the merger, Mr. Earley served as Executive Vice President and Chief Financial Officer of VantageSouth Bancshares, Inc. since February 2012, VantageSouth Bank since March 2012, and as Executive Vice President and Chief Financial Officer of Piedmont Community Bank Holdings, Inc. since 2011. Prior to that, Mr. Earley served as President and Chief Executive Officer of Rocky Mountain Bank and Rocky Mountain Capital, located in Jackson, Wyoming, in 2010, and as CFO of Bancorp of the Southeast, LLC, located in Ponte Vedra, Florida, in 2009. Mr. Earley served as Chief Financial Officer and Chief Operating Officer of RBC Bank (USA), which he joined in 1992. He holds a bachelor’s degree from the University of North Carolina at Chapel Hill in business administration.

Name (Age)	Officer Since	Position with Yadkin and Business Experience

Robin S. Hager (54)	2016
Robin Hager joined Yadkin Bank and Yadkin Financial Corporation as Executive Vice President and Chief Administrative Officer in March 2016 following the merger of NewBridge Bancorp with Yadkin Financial Corporation. Prior to the merger, Ms. Hager served as Senior Executive Vice President and Chief Administrative Officer of NewBridge Bancorp and NewBridge Bank since 2012, and as Chief Resource Officer since 2005. Ms. Hager previously served as Senior Vice President and head of Retail Bank Administration of FNB Southeast until FNB’s merger into NewBridge Bank. Prior to joining FNB, Ms. Hager held several leadership roles at SouthTrust Bank, including Operations Manager, Sales Manager and Retail Bank Administration. She holds a bachelor’s degree from the University of North Carolina at Greensboro in business administration and is a graduate of the American Bankers Association Stonier Graduate School of Banking.

Steven W. Jones (48)	2014
Steve Jones joined Yadkin Bank and Yadkin Financial Corporation as Executive Vice President and Chief Banking Officer in July 2014 pursuant to provisions of the Agreement and Plan of Merger by and between Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Prior to the merger, he served as President of VantageSouth Bank since 2010. From 2009 to 2010, Mr. Jones served as Executive Vice President and Chief Operating Officer of First American Financial Management Company, a proposed bank holding company. Prior to that, Mr. Jones spent over 10 years working at RBC Bank (USA) in a variety of leadership roles, including President (Carolinas and Virginia), President (Personal and Business Banking), Regional President (Florida Personal and Business Banking) and Regional Manager (Personal and Business Banking - Eastern Sandhills Region). He is a member of the Triangle board of the American Heart Association and currently serves on the board of trustees for East Carolina University, where he received his bachelor’s degree.

Edwin H. Shuford, III (51)	2010
Ed Shuford has served as Executive Vice President and Chief Credit Officer of Yadkin Bank and Yadkin Financial Corporation since August 2010. Over his 27 year banking career, Mr. Shuford has worked in commercial lending, agri-business lending, and credit risk with First Citizens Bank and Farm Credit. In 2003, he joined High Country Bank as a Market Executive and then as Regional Credit Officer before taking on his current role at Yadkin Bank. Additionally, Mr. Shuford maintains his credentials as a North Carolina Certified Public Accountant. He is a graduate of North Carolina State University with a degree in agri-business.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) for all employees to resolve ethical issues in an increasingly complex business environment. The Code also applies to all directors and senior officers, including the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Company will provide a printed copy of the Code to any shareholder upon written request to our Corporate Secretary at our corporate headquarters. The Code is available on the Company’s corporate website, www.yadkinbank.com, under the heading “About Us - Charters & Policies.” The Company may post amendments to or waivers of the provisions of the Code, if any, made with respect to any of our executive officers on that website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be a part of, this annual report on Form 10-K.

Corporate Governance Guidelines

Strong corporate governance practices and the independence of our Board of Directors are a long standing priority at Yadkin. These practices provide a framework within which the Board of Directors and management can pursue our strategic objectives and ensure long-term growth for the benefit of our shareholders. Our Corporate Governance Guidelines may be viewed on our website, www.yadkinbank.com, under the heading “About Us - Charters & Policies.” In addition, a printed copy of our Corporate Governance Guidelines will be provided to any shareholder upon written request to our Corporate Secretary. The Nominating, Compensation, and Corporate Governance Committee reviews the guidelines annually, and any changes are recommended to the Board of Directors for approval.

Board Leadership Structure

We are focused on the Company’s corporate governance practices and value independent board oversight as an essential component of strong corporate performance to enhance shareholder value. Our commitment to independent oversight is demonstrated by the fact that with the exception of our Chairman of the Board, our Chief Executive Officer, and one director, all of our directors are independent under the listing requirements of Rule 303A.02 of the New York Stock Exchange. In addition, all of the members of our Board of Directors’ Audit Committee and Nominating, Compensation, and Corporate Governance Committee are independent under the listing requirements of Rule 303A.02 of the New York Stock Exchange, and a majority of the members of our Risk Management Committee are also independent under those requirements.

During 2016, Mr. Towell has served as a non-management director and Chairman of the Board. Mr. Custer has served as a management director and President and Chief Executive Officer, and Mr. Abram has served as our Lead Independent Director. In his capacity as Lead Independent Director, Mr. Abram chairs meetings of the independent directors in executive session. His other responsibilities include:

•	developing the agenda for and chairing executive sessions of the independent directors and executive sessions of the non-management directors;

•	acting as liaison between the independent directors and the Chairman of the Board on matters raised in such sessions;

•	chairing Board meetings when the Chairman of the Board is not in attendance; and

•	performing such other duties as may be requested from time-to-time by the Board, the independent directors, or the Chairman of the Board.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to reexamine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Risk Management

Risk oversight is the responsibility of the Board of Directors. The Board of Directors primarily administers its oversight responsibility through the Risk Management Committee and the Audit Committee, which are responsible for overseeing Yadkin’s risk management processes on behalf of the full Board of Directors. The Risk Management Committee and the Audit Committee discuss compliance matters, internal control issues, external reporting, whistleblowing, and matters raised in internal or independent audits.

The Audit Committee focuses specifically on financial reporting risk and oversight of the Company’s internal audit process. The Audit Committee reports to the Board on the performance of Yadkin’s internal audit functions and its independent auditors, reviews and discusses with management the Company’s policies and guidelines for risk assessment and management, and evaluates financial risk exposures. The Audit Committee meets with members of management, including the Chief Financial Officer, senior accounting staff, and the principal internal auditor to discuss financial matters and appoints the individual responsible for developing and executing Yadkin Bank’s internal audit plan.

The Risk Management Committee serves as a resource to management by overseeing all risk types across the entire Company. While the Company’s management is responsible for designing, implementing and maintaining a risk-management framework, the Risk Management Committee’s purpose is to enhance management’s and the Board’s understanding of Yadkin’s overall risk appetite and Company-wide risk management and effectiveness. In performing this oversight, the Risk Management Committee reviews and discusses management’s assessment of Yadkin’s aggregate risk profile and the alignment of its risk profile with the Company’s strategic plan, goals, and objectives; and reviews significant financial and other risk exposure of the Company, including its credit, market, fiduciary, liquidity, operational, interest rate, investment, funding, reputational, compliance, legal, fraud, strategic, technology, data-security and business continuity risk. The Risk Management Committee meets at least quarterly.

Additionally, the Risk Management Committee receives reports and updates from management regarding the Company’s technology operations and corporate-wide compliance with laws and regulations.

Shareholder Communications

Shareholders and other interested parties may initiate communications with the Board, the Chairman, the Lead Independent Director, the Independent Directors as a group, the Chairman of the Audit Committee, or any individual director or directors by writing to our Secretary at: 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612. You should indicate on the outside of the envelope the intended recipient of your communication (i.e., the full Board, the Independent Directors as a group or any individual director or directors). The Board has instructed our Secretary to review such correspondence and, at her discretion, not to forward items if she deems them to be of a commercial or frivolous nature or otherwise inappropriate for the recipient’s consideration. And, you may send an email to our Lead Independent Director, Adam Abram, at adam.abram@yadkinbank.com, or to Richard Urquhart, Chair of the Audit Committee, at richard.urquhart@yadkinbank.com. The contact information for our directors is available on our website, www.yadkinbank.com, under the heading “About Us - Directors” and available on our investor relations website under the heading “About Us - Investor Relations - Officers & Directors.”

Director Nomination Process

Procedure for Directly Nominating Candidates. In accordance with our Bylaws, a shareholder may directly nominate persons for election as directors at an annual meeting. The Bylaws require written notice of the nomination addressed to the Corporate Secretary of Yadkin to be received at our principal executive office of 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612 not less than 60 days but no more than 90 days prior to, the first anniversary of the preceding year’s annual meeting. However, if the annual meeting is advanced by more than 30 days before or delayed by more than 60 days after the one-year anniversary of the prior year’s annual meeting, notice must be provided to the Company’s Secretary no earlier than 90 days prior to the annual meeting and not later than the close of business on the later of (i) 60 days prior to the scheduled annual meeting and (ii) 10 days following the day on which the public announcement of the scheduled date of the annual meeting is first made. Additionally, the notice must include information regarding the proposed nominee and the shareholder making the nomination as specified in Article III, Section 10 of our Amended and Restated Bylaws:

•	the name and address of the shareholder who intends to make the nomination, the beneficial owner, if any, on whose behalf the nomination is made, and of the person or persons to be nominated;

•
the class and number of shares of Yadkin common stock which are owned beneficially and of record by such shareholder and such beneficial owner, and a representation that the shareholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

•
a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons pursuant to which the nomination or nominations are to be made by the shareholder;

•	all other information regarding each nominee proposed by such shareholder as would be required to be included in a Proxy Statement for the meeting if the nominee had been nominated by the Board; and

•	the written consent of each nominee to serve as director of the Company if so elected.

If the officer presiding at the annual meeting determines that a nomination was not made in accordance with the requirements of Article III Section 10 of our Bylaws, the nomination may be disregarded.

Procedure for Presenting Candidates to Our Nominating, Compensation, and Corporate Governance Committee. The Company’s Corporate Governance Guidelines provide specific guidelines for the Board to follow in recommending candidates for election as directors. Vacancies created by the cessation of service of a Yadkin designee are to be filled by an individual whose appointment or election is endorsed by at least a majority of the continuing Yadkin directors. However, a shareholder may nevertheless submit recommendations for candidates to the Nominating, Compensation, and Corporate Governance Committee for consideration for nomination for election to the Board of Directors as part of the slate recommended by the Board. Shareholders desiring to make such recommendations should provide the Nominating, Compensation, and Corporate Governance Committee, preferably accompanied by the information described in the preceding five bullets within the same time frames as for direct nominations, to allow the Board time for due consideration. The Nominating, Compensation, and Corporate Governance Committee has not adopted a formal policy or process for identifying or evaluating nominees, but to the extent it has a need to seek new candidates, it plans to informally solicit and consider recommendations from a variety of sources, including members of the community, customers, shareholders, and professionals in the financial services industry and in other economic sectors, when considering prospective directors. Subject to the requirements of our Bylaws as to the persons to be nominated, the Nominating, Compensation, and Corporate Governance Committee will consider director candidates recommended by shareholders on the same terms as other persons.

Director Qualifications. As provided in our Corporate Governance Guidelines, the Nominating, Compensation, and Corporate Governance Committee must find that directors possess the following qualities:

•	the highest ethics, integrity, and values;

•	an outstanding personal and professional reputation;

•	professional experience that adds to the mix of the Board as a whole;

•	the ability to exercise sound independent business judgment;

•	freedom from conflicts of interest;

•	demonstrated leadership skills;

•	the willingness and ability to devote the time necessary to perform the duties and responsibilities of a director; and

•	relevant expertise and experience, and the ability to offer advice and guidance to the chief executive officer based on that expertise and experience.

Our Corporate Governance Guidelines also specify that each director must be a shareholder of the Company.

In evaluating candidates, the Nominating, Compensation, and Corporate Governance Committee is to consider an appropriate balance of experience, skills, and background and should apply the criteria that it deems appropriate, including the following:

•	whether the candidate possesses the qualities described above;

•	whether the candidate possesses significant contacts within the Company’s market area and the ability to generate additional business for the Company;

•	whether the candidate qualifies as an independent director under the Company’s guidelines;

•	the extent to which the candidate contributes to the diversity of the Board in terms of background, specialized experience, age, and race;

•	the candidate’s management experience in complex organizations and experience in dealing with complex business problems;

•	the candidate’s other commitments, such as employment and other board positions;

•	whether the candidate would qualify under the Company’s guidelines for membership on the Audit Committee or the Nominating, Compensation, and Corporate Governance Committee; and

•	whether the candidate complies with any minimum qualifications or restrictions set forth in the Company’s Bylaws.

Committees of the Board of Directors

The Board of Directors of the Company maintains an Executive Committee; Audit Committee; Nominating, Compensation, and Corporate Governance Committee; and Risk Management Committee at the Company level.

Executive Committee. The Executive Committee has the ability to exercise all of the Board’s authority between board meetings, subject to certain limitations that are required by law or imposed by board resolution. The Executive Committee consists of Mr. Towell (Chairman) and Messrs. Abram, Brody, Custer, Davis, Patterson, Spell and Urquhart.

Risk Management Committee. The Risk Management Committee serves as a resource to management by overseeing risk types across the entire Company. It meets quarterly or more frequently, and coordinates the Board’s oversight and policy-making efforts to manage the Company’s risk profile, including, among other things, the Company’s credit, treasury, and liquidity management functions. For additional details, please refer to “Corporate Governance - Board Leadership Structure” and “Corporate Governance - Risk Management” above. The Risk Management Committee Charter is available on our website, www.yadkinbank.com, under the heading “About Us - Charters & Policies.” The Board of Directors primarily administers its oversight responsibility for the Company’s overall risk appetite and risk management through the Risk Management Committee. The Risk Management Committee held four meetings in 2016. The Risk Management Committee consists of Mr. Brody (Chairman), Messrs. Abram, Hall, Towell, and Ms. Rittling. Mr. Zerbib was a member of the Risk Management Committee until his resignation effective January 19, 2017.

Audit Committee. As outlined in the Audit Committee Charter, which is available on the Company’s website, www.yadkinbank.com, the Audit Committee is responsible for insuring that the Board receives objective information regarding Company policies, procedures, and activities with respect to auditing, accounting, internal accounting controls, financial reporting, and such other Company activities as the Board may direct. The Audit Committee also oversees and approves related party transactions. The Audit Committee engages a qualified firm of independent registered public accountants to conduct such audit work as is necessary for this purpose. The Audit Committee consists of Mr. Urquhart (Chairman) and Messrs. Albert and Davis. Messrs. Ho and Zerbib were members of the Audit Committee until their respective resignations effective November 30, 2016 and January 19, 2017. The Audit Committee held eight meetings during 2016. Please refer to the Audit Committee Report below. The Board of Directors has determined that Mr. Davis and Mr. Urquhart are Audit Committee financial experts, and has designated each of them as such. All of the other members of the Audit Committee satisfy the audit committee independence requirements stated in Section 303A.06 of the New York Stock Exchange, as set forth in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, regarding listing standards related to audit committees.

Nominating, Compensation, and Corporate Governance Committee. The Nominating, Compensation, and Corporate Governance Committee performs the dual roles of: (i) identifying individuals qualified to become members of the Board of Directors; and (ii)

determining the compensation of the Board of Directors and the executive officers of the Company, and providing oversight to the employee benefit plans for the Company. The charter for the Nominating, Compensation, and Corporate Governance Committee is available on the Company’s website, www.yadkinbank.com. The Nominating, Compensation, and Corporate Governance Committee held six meetings during 2016. The Nominating, Compensation, and Corporate Governance Committee consists of Mr. Abram (Chairman) and Messrs. Hall, Lerner and Spell. Messrs. Ho and Zerbib were members of the Nominating, Compensation, and Corporate Governance Committee until their respective resignations effective November 30, 2016 and January 19, 2017. Each member of the Nominating, Compensation, and Corporate Governance Committee is an independent director as that term is defined in the rules of the New York Stock Exchange.

In its compensation role, the Nominating, Compensation, and Corporate Governance Committee has two primary responsibilities: (i) assisting the Board of Directors in carrying out its responsibilities in determining the compensation of the Company’s Board of Directors and the CEO and other executive officers; and (ii) establishing compensation policies that will attract and retain qualified personnel through an overall level of compensation that is comparable to, and competitive with, others in the industry and in particular, peer financial institutions. The Nominating, Compensation, and Corporate Governance Committee, subject to the provisions of our stock incentive plans, also has authority in its discretion to determine the employees to whom stock options and other forms of stock-based incentives shall be granted, the number of shares to be granted to each employee, and the time or times at which options and other forms of stock-based incentives should be granted. The CEO makes recommendations to the Nominating, Compensation, and Corporate Governance Committee about equity awards to the Company’s employees (other than the CEO).

The CEO reviews the performance of our executive officers (other than the CEO) and, based on that review, the CEO makes recommendations to the Nominating, Compensation, and Corporate Governance Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the Nominating, Compensation, and Corporate Governance Committee with respect to his own compensation. The Nominating, Compensation, and Corporate Governance Committee approves all compensation decisions involving the CEO and other executive officers.

Report of the Audit Committee

In accordance with its written charter, which is available on the Company’s website, www.yadkinbank.com, under the heading “About Us - Charters & Policies,” the Audit Committee supervises the quality and integrity of the accounting, auditing and financial reporting practices of the Company on behalf of the Board. Management has the primary responsibility for preparing the financial statements and managing the reporting process, including the system of internal controls. As required by the Audit Committee Charter, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least two members have accounting or related financial management expertise, all as required by the rules of the New York Stock Exchange. In fulfilling its oversight responsibilities, the Audit Committee discussed and reviewed the audited financial statements in the 2016 Annual Report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements of the Company.

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

In discharging its responsibility for the audit process, the Audit Committee obtained from the independent auditors a letter describing all relationships between the auditors and the Company that might bear on the auditors’ independence required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Audit Committee also discussed with the auditors any relationships that might impact their objectivity and independence and satisfied itself as to the auditors’ independence, and considered the compatibility of non-audit services with the auditor’s independence.

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

Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to the Board (and the Board has approved) that the Company’s audited financial statements be included in its Annual

Report on Form 10-K for the fiscal year ended December 31, 2016, for filing with the SEC. The Audit Committee also approved the reappointment of the independent auditors.

This report is submitted by the Audit Committee:
Richard A. Urquhart, III, Chairman
Michael S. Albert
Harry M. Davis

Events Occurring After Fiscal Year End

Nicholas Zerbib resigned from the Board of Directors effective January 19, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Nominating, Compensation, and Corporate Governance Committee believes that the most effective compensation programs strive to accomplish the following objectives:

•	aligning the interests of the employee with those of the Company’s shareholders;

•	attracting and retaining talented individuals and top performers; and

•	motivating performance toward the achievement of near-term and long-term goals.

To meet these objectives, the Nominating, Compensation, and Corporate Governance Committee endeavors to structure its compensation programs in the following manner:

•	competitive base compensation levels comparable to the median of the market, defined in terms of asset size, geographic footprint and type of bank;

•	annual incentive compensation;

•	long-term incentive compensation (long-term restricted stock) aligned with long-term financial results and strategic performance goals;

•	executive benefits and perquisites that compare favorably with those offered by similar organizations and align with long-term shareholder interests; and

•	competitive base pay and long-term incentives that provide total compensation consistent with achievement of challenging and specific financial objectives.

In designing and monitoring the administration of executive compensation programs, the Nominating, Compensation, and Corporate Governance Committee strives to maintain an appropriate balance across all of the various compensation elements, realizing that at times trade-offs among some objectives may be needed. In addition, external factors, such as the continuing economic, legislative, and regulatory changes impacting executive compensation programs, may alter the effectiveness of existing approaches to executive compensation. Such events require the Nominating, Compensation, and Corporate Governance Committee to make decisions and adjustments on an annual basis to future compensation programs to maintain the objectives of the executive compensation program.

Compensation Discussion and Analysis

In general, our executive officers’ compensation program historically uses different elements to reward different performance considerations. Base salary is provided to retain the executive and to reward the executive for basic job-related contributions to the success of the Company based on his or her knowledge, experience and talent. Base salary also reflects the position’s external value in the job market and the internal value of the assigned roles and responsibilities to the success and ongoing viability of the Company.

Annual discretionary bonuses and target incentives are provided when practicable to focus performance on the key short-term objectives defined and established on an annual basis, and aligned with the Company’s annual budget and strategic plan. The Nominating, Compensation, and Corporate Governance Committee established specific objectives for annual bonuses for 2016.

Long-term incentives reward executives for the longer-term success of the Company. This equity-based form of compensation rewards executives for the long-term performance of the Company by aligning executive compensation levels and improved shareholder value. As the value of the stock held by shareholders increases, the value of the equity-based long-term incentives increases. Conversely, as shareholder value declines, the value of the equity awards vesting for each executive decreases.

Benefits provided to each executive officer include broad-based employee benefits which meet basic health and welfare needs. Perquisites for our executives remain conservative and primarily serve to enhance the business development activities of our executive officers.

Process for Determining Executive Officer Compensation

Role of the Nominating, Compensation, and Corporate Governance Committee. The Nominating, Compensation, and Corporate Governance Committee sets the broad direction for the Company’s executive compensation programs. During 2016, the Nominating, Compensation, and Corporate Governance Committee was composed of Mr. Abram (Chairman), Messrs. Hall, Ho (until November 30, 2016), Lerner, Spell and Zerbib. All members of the Nominating, Compensation, and Corporate Governance Committee qualified as independent directors of the Board in accordance with the requirements of the New York Stock Exchange, current SEC regulations, and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The Nominating, Compensation, and Corporate Governance Committee is responsible for all compensation decisions for the Board of Directors, the CEO and the other named executive officers. The Nominating, Compensation, and Corporate Governance Committee annually reviews the levels of compensation along with the performance results on goals and objectives relating to compensation for the named executive officers. Based on this evaluation, the Nominating, Compensation, and Corporate Governance Committee makes decisions related to executive compensation programs with final approval by the independent directors of the Board.

The Nominating, Compensation, and Corporate Governance Committee has sole authority to retain or terminate a compensation consultant or other adviser as it deems appropriate. Additionally, the Nominating, Compensation, and Corporate Governance Committee annually reviews all incentive and equity-based plans, proposed benefit plans, or arrangements that may provide benefits for the executive officers.

Role of the Executive Officers. Our CEO annually reviews the performance of the other named executive officers, after which the CEO presents his conclusions and recommendations to the Nominating, Compensation, and Corporate Governance Committee for approval. The Nominating, Compensation, and Corporate Governance Committee has absolute discretion as to whether it approves the recommendations of the CEO or makes adjustments, as it deems appropriate. The CEO, CFO and other senior officers work with the Nominating, Compensation, and Corporate Governance Committee to gather and compile data that are needed for benchmarking purposes or for other analysis conducted by the Nominating, Compensation, and Corporate Governance Committee’s independent consultants and advisers.

Role of the Compensation Consultant. In making compensation decisions for 2016, the Nominating, Compensation, and Corporate Governance Committee did not utilize the services of a compensation consultant.

Benchmarking. In 2016, the Nominating, Compensation, and Corporate Governance Committee did not obtain or perform compensation benchmarking from an external compensation consultant.

Risk Considerations. The Nominating, Compensation, and Corporate Governance Committee reviews the risks and rewards associated with the Company’s compensation programs from time to time. This review assesses the material elements of executive and non-executive employee compensation and has concluded that our policies and practices do not create risk that is reasonably likely to have a material adverse effect on the Company. We believe that our compensation programs encourage and reward prudent business judgment and appropriate risk taking over the short-term and long-term.

Elements of Compensation

Total direct compensation includes cash, in the form of base salary and annual incentives, and long-term equity incentives. The Nominating, Compensation, and Corporate Governance Committee strives to be informed in its determination of the appropriate compensation mix and award levels for the named executive officers, including consideration of publicly available information and the retention of compensation consultants when deemed appropriate. The Nominating, Compensation, and

Corporate Governance Committee’s principles of balance between executive and shareholder interests, retention of talented executives, and fostering improved Company performance guide its compensation decisions. The elements of compensation used to compensate the named executive officers include the following:

•	base salary;

•	annual incentives;

•	long-term equity awards;

•	401(k) retirement benefits;

•	health and insurance benefits; and

•	perquisites.

Base Salary. The Company’s philosophy is to pay named executive officers a base salary that it considers to be competitive based on each employee’s experience, performance and any other unique factors or qualifications. Generally, the Company seeks to position cash compensation based on its historical practices and a desire to remain competitive in attracting and retaining executive talent. The Nominating, Compensation, and Corporate Governance Committee will determine compensation changes based on the following:

•	the terms of the executive’s employment agreement;

•	the executive’s performance;

•	the performance of the Company;

•	the performance of the individual business or corporate function for which the executive is responsible;

•	the nature and importance of the position and role within the Company;

•	the scope of the executive’s responsibility; and

•	the current compensation package in place for that executive, including the executive’s current annual salary and potential incentive awards under the Company’s annual and long-term incentive plans.

Annual Incentives. The Nominating, Compensation, and Corporate Governance Committee used several measures to evaluate 2016 performance, including earnings per share, non-performing assets/loans, return on average assets and efficiency ratio. Executive officers were awarded annual incentive bonuses based on the accomplishment of these goals and the responsibilities of their respective roles in the Company.

Long-Term Equity Awards. The Nominating, Compensation, and Corporate Governance Committee endorses the use of an equity-based component, such as restricted stock, as part of executive compensation because this aligns the executives’ long-term interests with those of the Company’s shareholders. For purposes of retention, the Nominating, Compensation, and Corporate Governance Committee believes that grants of restricted stock should be accompanied with meaningful performance and service conditions to encourage valued employees to remain with the Company.

The Yadkin Valley Financial Corporation 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Stock Plan”) authorized the issuance of awards to certain employees, officers, and directors of the Company. There are 9,621 shares available for future issuance, and no unvested restricted stock awards or vested stock options remain outstanding under the 2008 Stock Plan. The Yadkin Financial Corporation 2013 Equity Incentive Plan (the “2013 Incentive Plan”) also authorized the issuance of incentive stock awards to certain employees, officers, and directors of the Company. The 2013 Incentive Plan authorized 300,000 shares for issuance and as of December 31, 2016, 205,000 shares restricted stock awards have been granted, including 136,000 shares granted to executive officers.

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

The 2008 Stock Plan and 2013 Incentive Plan provide that awards may be made for 10 years from their respective effective dates of March 20, 2008 and March 21, 2013. They are administered by the Nominating, Compensation, and Corporate Governance Committee, which selects eligible employees to participate in the plan and determines the type, amount and duration of all individual awards. The Nominating, Compensation, and Corporate Governance Committee carefully considers the following factors when determining the type and amount of equity to award:

•	prior awards issued to the executive officer;

•	to reward the executive for the achievement of long-term performance;

•	proportion of total compensation on an annual basis consisting of equity awards; and

•	market data on the median level of equity awarded to comparable positions.

For further details on our long-term equity awards, please refer to “Grants of Plan-Based Awards for Fiscal Year 2016” following the Summary Compensation Table below.

Perquisites and Executive Benefits. The Company provided the following perquisites in 2016 to selected named executive officers:

•	company cars;

•	club memberships;

•	401(k) match; and

•	health care insurance.

For further details on our perquisites, please refer to the supplementary table following the Summary Compensation Table below.

We view certain perquisites as being beneficial to the Company, in addition to being compensatory to the executive officers. For example, the club memberships are regularly used in the general course of our business, such as for business meetings or entertaining. The company cars are used primarily for business purposes. In addition, these perquisites, at a minor expense to the Company, provide a useful benefit in our efforts to recruit, attract and retain top executive talent. We do not provide SERPs for our executives.

Total Compensation. The allocation of total compensation between base salary, annual incentives, long-term (equity) awards and other compensation is based on a variety of factors. The Nominating, Compensation, and Corporate Governance Committee considers a combination of the named executive officer’s performance, the performance of the Company and the executive’s role within the Company. Going forward, the Company expects named executive officers to earn a significant portion of their compensation in the form of performance-based, long-term restricted stock.

Securities Trading and Anti-Hedging Policy

The Board has adopted an insider trading policy. This policy expressly prohibits directors, officers or certain other employees from trading, either directly or indirectly, in securities of the Company after becoming aware of material nonpublic information related to the Company. To further ensure adherence with this policy, guidelines have been established for blackout periods and prohibiting inappropriate disclosure of material nonpublic information to external parties. The insider trading policy provides guidance as to what constitutes material information and when information becomes public for purposes of the policy. The insider trading policy includes transactions by family members and under Company plans, as well as other transactions which may be prohibited, such as short-term trading, short sales, trading in publicly-traded options, hedging transactions, and margin purchases. The policy addresses the consequences of an insider trading violation, additional trading restrictions and certain pre-clearance requirements applicable to directors and executive officers. The policy requires all persons subject to the policy, including all named executive officers, to provide written certification of their understanding of, and intent to comply with, the policy.

Tax Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to a corporation’s chief executive officer and the four other most highly compensated executive officers. To date, this provision has had no effect on the Company. However, in the future, insofar as practicable, the Nominating, Compensation, and Corporate Governance Committee and the Board may take actions to better assure that the future cash and equity components of total compensation will be tax deductible, for example, by the use of shareholder-approved plans that are intended to comply with Section 162(m) of the Internal Revenue Code.

Nominating, Compensation, and Corporate Governance Committee Report

The Nominating, Compensation, and Corporate Governance Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Nominating, Compensation, and Corporate Governance Committee, the Nominating, Compensation, and Corporate Governance Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

This report is submitted by the Nominating, Compensation, and Corporate Governance Committee:
J. Adam Abram, Chairman
Thomas J. Hall
Steven J. Lerner
Harry C. Spell

Summary Compensation Table

The following table summarizes the compensation of our named executive officers:

•	All persons serving as our principal executive officer during 2016;

•	All persons serving as our principal financial officer during 2016; and

•	The three other most highly compensated officers who were serving at the end of 2016.

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)(4)	All Other Compensation (5)	Total

Scott M. Custer	2016	$600,000	$800,000	$1,040,400	$18,597	$2,458,997
President and Chief Executive Officer	2015	519,231	150,000	614,400	17,854	1,301,485
	2014	250,000	410,000	—	6,865	666,865

Terry S. Earley	2016	400,000	575,000	693,600	38,569	1,707,169
Executive Vice President and	2015	363,462	125,000	204,800	35,052	728,314
Chief Financial Officer	2014	175,000	200,000	—	17,458	392,458

Robin S. Hager (1)	2016	245,833	125,000	233,925	14,402	619,380
Executive Vice President and
Chief Administrative Officer

Steven W. Jones	2016	400,000	575,000	683,600	46,320	1,714,920
Executive Vice President and	2015	363,462	125,000	204,800	43,429	736,691
Chief Banking Officer	2014	175,000	200,000	—	20,129	395,129

Edwin H. Shuford, III	2016	275,000	295,000	346,800	41,577	958,377
Executive Vice President and	2015	259,642	60,000	122,880	44,822	487,344
Chief Credit Officer	2014	248,077	115,000	—	43,890	406,967

(1)	For Ms. Hager, the amounts reflect a partial year because she was appointed Executive Vice President and Chief Administrative Officer on March 1, 2016 upon the closing of the NewBridge Acquisition.
(2)
With respect to Messrs. Custer, Earley, Jones and Shuford, amounts in this column are incentive bonuses earned in 2015 and paid in February 2016, as well as bonuses earned in 2016 and paid in December 2016.

(3)
With respect to Messrs. Custer, Earley, Jones and Shuford, amounts in this column are calculated using the date that restricted stock was 100% vested and restrictions lapsed. The closing price of our common stock on December 21, 2016 was $34.68 per share.

(4)
With respect to Ms. Hager, the amount in this column is calculated using the date that restricted stock units were 100% vested. 5,000 shares were issued on March 1, 2016, and the closing price of our common stock was $22.19 per share. 3,546 shares were issued on December 21, 2016, and the closing price of our common stock was $34.68 per share.

(5)
The Company provides each named executive officer with certain group life, health and other noncash benefits generally available to all salaried employees that are not included in this column pursuant to SEC rules. In 2016, the amounts for “All Other Compensation” are as follows:

Name	Automobile Provision	Club Membership Fees	Employer 401(k) Match	Medical Insurance	Total

Scott M. Custer	$3,040	$—	$—	$15,557	$18,597
Terry S. Earley	2,687	—	13,125	22,757	38,569
Robin S. Hager	—	—	8,911	5,491	14,402
Steven W. Jones	2,463	11,518	9,923	22,416	46,320
Edwin H. Shuford, III	6,816	—	12,004	22,757	41,577

Grants of Plan-Based Awards for Fiscal Year 2016

A total of 100,000 shares of plan-based restricted stock awards were granted to employees under the 2013 Incentive Plan in 2016. Of the total, 80,000 shares were granted to named executive officers and vested 100% on December 21, 2016. 20,000 shares were granted to five other employees and will vest on the earlier of January 29, 2019 or the closing of the merger with and into FNB.

The grants to named executive officers are as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards (1)

Scott M. Custer	1/29/16	30,000	$697,200
Terry S. Earley	1/29/16	20,000	464,800
Steven W. Jones	1/29/16	20,000	464,800
Edwin H. Shuford, III	1/29/16	10,000	232,400

(1)
All amounts in this column are calculated using the grant date fair value under Accounting Standards Codification Topic 718 based on the market price as of the date of grant of common stock awarded. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the year ended December 31, 2016. The closing price of our common stock on January 29, 2016 was $23.24 per share.

Outstanding Equity Awards at 2016 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (2)

Scott M. Custer	—	—	—	$—	—	—	$—	30,000	$1,027,800
Terry S. Earley	—	—	—	—	—	—	—	10,000	342,600
Steven W. Jones	—	—	—	—	—	—	—	10,000	342,600
Edwin H. Shuford, III	—	—	—	—	—	—	—	6,000	205,560

(1)	All restricted stock awards will vest 100% on the earlier of June 18, 2018 or the closing of the merger with and into FNB.
(2)	Market value is based on the closing price of our common stock on December 31, 2016 of $34.26 per share.

Equity Compensation Plans at 2016 Fiscal Year End

The following table provides information as of December 31, 2016 for all equity compensation plans of the Company (including individual arrangements) under which the Company is authorized to issue equity securities.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column) (1)

Equity compensation plans approved by security holders (2)	0	0	121,621	(3)

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	0	0	121,621

(1)	Refers to shares of common stock.
(2)
The Company has assumed outstanding stock options that had been granted under the stock option plans of acquired companies, of which 161,013 acquired options remained exercisable at a weighted average exercise price of $16.51 per share.

(3)	Includes 9,621 shares remaining for future issuance under the 2008 Stock Plan, and 112,000 shares available under the 2013 Incentive Plan.

Pension Benefits

There were no pension benefits awarded to directors, named executive officers, or employees in 2016.

Nonqualified Deferred Compensation

The Company had no nonqualified deferred compensation for the named executive officers in 2016.

Equity Awards

On March 23, 2013, the Company adopted the 2013 Incentive Plan as an employment incentive and to encourage stock ownership. For additional discussion of the 2013 Incentive Plan, please refer to “Compensation Discussion and Analysis - Elements of Compensation - Long-Term Equity Awards” above. The Company granted and issued shares of restricted stock in 2016 to the named executive officers under the 2013 Incentive Plan. These shares were 100% vested and restrictions lapsed on December 21, 2016. The named executive officers were issued restricted stock in 2015, which have not vested, and none of the restricted stock may be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by the named executive officers. While the named executive officers have voting rights and all of the other rights of a shareholder, the named executive officers will not receive cash or stock dividends, if any, as may be declared on shares of the Company’s common stock from time to time. If a named executive officer’s employment with the Company or any subsidiary of the Company is terminated for any reason while the shares are unvested, all rights to the restricted stock will terminate, and the shares will be forfeited.

Employment Agreements - Named Executive Officers

Pursuant to the merger of VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. with Yadkin Financial Corporation on July 4, 2014 (the “VantageSouth/Piedmont Acquisition”), each of Messrs. Custer, Earley, Jones and Shuford entered into employment agreements that superseded the terms of their prior employment agreements and, as a condition of these new employment agreements, they each waived any right to receive cash change-in-control payments to which they might otherwise have been entitled as a result of the VantageSouth/Piedmont Acquisition. Pursuant to the merger of NewBridge Bancorp, a North Carolina Corporation and Navy Merger Sub Corp., a North Carolina corporation with and a wholly-owned subsidiary of Yadkin Financial Corporation on March 1, 2016 (the “NewBridge Acquisition”), Ms. Hager entered into an employment agreement that superseded the terms of her prior Change of Control Agreement and, as a condition of her new employment agreement, she waived any right to receive change-in-control payments to which she might otherwise have been entitled as a result of the NewBridge Acquisition. Mr. DeMarcus, who has left Yadkin, and Mr. Towell, who has transitioned to a Yadkin board position, are each party to separation agreements with Yadkin. FNB has entered into a summary of terms with each of Messrs. Custer, Earley, Jones and Shuford and Ms. Hager that, in the case of Messrs. Earley and Shuford and Ms. Hager, memorialize the severance benefits due to them under their existing employment agreement and, in the case of Messrs. Custer and Jones, summarize the basic terms on which Messrs. Custer and Jones may have continuing roles with FNB.

Mr. Custer. Yadkin and Yadkin Bank entered into an employment agreement with Mr. Custer in order to establish his duties and compensation and to provide for his employment as Chief Executive Officer following the consummation of the VantageSouth/Piedmont Acquisition. By entering into the new agreement, Mr. Custer waived any right or entitlement to any severance payments, compensation, monies, or benefits under his prior employment agreement with Piedmont, VantageSouth, and VantageSouth Bank. The agreement provides for an initial term of employment of three years following the consummation of the VantageSouth/Piedmont Acquisition. Within ninety (90) days of the second anniversary of the consummation of the VantageSouth/Piedmont Acquisition, and, as may be necessary prior to each anniversary of the consummation of the VantageSouth/Piedmont Acquisition thereafter, the agreement provides that the parties will meet in good faith to determine whether to extend the term of the agreement for an additional one-year period beyond the then-effective expiration date. The agreement provides that, during the initial term, Mr. Custer’s base salary will be $500,000 per year. After the initial term, base salary will be reviewed by the Board of Directors of Yadkin (or a committee of the Yadkin Board of Directors delegated such authority) not less often than annually. The agreement provides that Mr. Custer’s base salary may not be decreased without his written consent, except in connection with an across-the-board salary decrease affecting all similarly situated executives of Yadkin and Yadkin Bank in the same proportion. In addition, the agreement provides that he is eligible for discretionary bonuses and for participation in all other pension, profit-sharing or retirement plans maintained for the employees of Yadkin and Yadkin Bank, as well as fringe benefits normally associated with his position as Chief Executive Officer. Under the agreement, Mr. Custer may be terminated for “cause,” as defined in the agreement, and he may otherwise be terminated by Yadkin or Yadkin Bank (subject to vested rights) or may choose to terminate his employment. The agreement provides that Mr. Custer will be entitled to certain severance benefits if he is terminated by Yadkin or Yadkin Bank without cause or if he terminates the agreement for “good reason” (as defined in the agreement), contingent upon his execution of a release of claims against Yadkin or Yadkin Bank and his adherence to certain non-compete restrictions. Yadkin has the right under the agreement to reduce any such payment of severance benefits as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on Mr. Custer or the disallowance of a deduction to Yadkin. Yadkin is also required under the agreement to indemnify Mr. Custer in the event of a suit against him by reason of his current or prior service as an officer or director of Yadkin or Yadkin Bank, as well as required to purchase directors’ and officers’ liability insurance covering him for his term of employment and for six years thereafter.

Messrs. Earley and Jones. Yadkin and Yadkin Bank also entered into employment agreements with each of Messrs. Earley and Jones in order to establish their duties and compensation and to provide for their employment as Chief Financial Officer and Chief Banking Officer, respectively, following the consummation of the VantageSouth/Piedmont Acquisition. Each agreement provides for an initial term of employment of three years following the consummation of the VantageSouth/Piedmont Acquisition. Within 90 days of the second anniversary of the consummation of the VantageSouth/Piedmont Acquisition, and, as may be necessary prior to each anniversary of the consummation of the merger thereafter, each agreement provides that the parties thereto will meet in good faith to determine whether to extend the term of the agreement for an additional one-year period beyond the then-effective expiration date. During the initial term, each of Messrs. Earley’s and Jones’s base salary will be $350,000 per year. After the initial term, base salary will be reviewed by the Board of Directors of Yadkin (or a committee of the Yadkin Board of Directors delegated such authority) not less often than annually. Each agreement provides that base salary may not be decreased without the executive’s written consent, except in connection with an across-the-board salary decrease affecting all similarly situated executives of Yadkin and Yadkin Bank in the same proportion. In addition, each agreement provides that the executive is eligible for discretionary bonuses and for participation in all other pension, profit-sharing or retirement plans maintained for the employees of Yadkin and Yadkin Bank, as well as fringe benefits normally associated with the positions of Chief Financial Officer and Chief Banking Officer, respectively. Under the agreements, each of Messrs. Earley and Jones may be terminated for “cause,” as defined in each agreement, and may otherwise be terminated by Yadkin or Yadkin Bank (subject to vested rights) or may choose to terminate his employment.

Ms. Hager. Yadkin and Yadkin Bank also entered into an employment agreement with Ms. Hager on March 1, 2016 in order to establish her duties and compensation and to provide for her employment as Chief Administrative Officer following the consummation of the NewBridge Acquisition. Ms. Hager’s agreement provides for an initial term of employment of three years. Within 90 days of the second anniversary of the consummation of the NewBridge Acquisition, and, as may be necessary prior to each anniversary of the consummation of the merger thereafter, each agreement provides that the parties thereto will meet in good faith to determine whether to extend the term of the agreement for an additional one-year period beyond the then-effective expiration date. During the initial term, Ms. Hager’s base salary will be $295,000 per year. After the initial term, Ms. Hager’s base salary will be reviewed by the Board of Directors of Yadkin (or a committee of the Yadkin Board of Directors delegated such authority) not less often than annually. Ms. Hager’s agreement provides that base salary may not be decreased without her written consent, except in connection with an across-the-board salary decrease affecting all similarly situated executives of Yadkin and Yadkin Bank in the same proportion. In addition, Ms. Hager’s agreement provides that she is eligible for discretionary bonuses and for participation in all other pension, profit-sharing or retirement plans maintained for the employees of Yadkin and Yadkin Bank, as well as fringe benefits normally associated with the positions of Chief Financial Officer and Chief Banking Officer, respectively.

Under the agreement, Ms. Hager may be terminated for “cause,” as defined in the agreement, and may otherwise be terminated by Yadkin or Yadkin Bank (subject to vested rights) or may choose to terminate her employment.

The agreements provide that Messrs. Earley and Jones and Ms. Hager will be entitled to certain severance benefits upon termination by Yadkin or Yadkin Bank without cause or upon Messrs. Earley’s or Jones’s or Ms. Hager’s termination for “good reason” (as defined in each agreement). Each of Messrs. Earley and Jones and Ms. Hager will be entitled to additional severance benefits upon termination by Yadkin or Yadkin Bank without cause or if he terminates the agreement for “good reason” within one year after a “change in control.” For purposes of each agreement, a “change in control” generally will occur if: (i) one person (or more than one person acting as a group) acquires ownership of stock of Yadkin or Yadkin Bank that, together with the stock already held by such person(s), brings the total amount of stock owned by such person(s) above fifty percent of the total fair market value or total voting power of the stock of either Yadkin or Yadkin Bank; (ii) one person (or more than one person acting as a group) acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition) ownership of stock of Yadkin or Yadkin Bank possessing thirty percent or more of the total voting power of the stock of such corporation; (iii) a majority of the members of the Board of Directors of Yadkin or Yadkin Bank are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority (or alternative larger portion) of the members of such Board prior to the date of the appointment or election; or (iv) the sale of all or substantially all of the assets of Yadkin or Yadkin Bank. The payment of any such severance benefits are contingent upon the executive’s execution of a release of claims against Yadkin or Yadkin Bank and his or her adherence to certain non-compete restrictions. Yadkin has the right, under each agreement, to reduce any such payment of severance benefits as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on the executive or the disallowance of a deduction to Yadkin. Yadkin is also required under the agreements to indemnify each executive in the event of a suit against the executive by reason of his or her current or prior service as an officer or director of Yadkin or Yadkin Bank, as well as required to purchase directors and officers liability insurance covering the executive for his or her term of employment and for six years thereafter.

Mr. Shuford. Yadkin and Yadkin Bank also entered into amended and restated employment agreements with Mr. Shuford in order to establish his duties and compensation and to provide for his employment as Chief Credit Officer, following the consummation of the VantageSouth/Piedmont Acquisition. By entering into the new agreement, Mr. Shuford waived any right or entitlement to any severance payments, compensation, monies, or benefits under his prior employment agreement. The agreement provides for an initial term of employment of three years following the consummation of the VantageSouth/Piedmont Acquisition. Within 90 days of the second anniversary of the consummation of the VantageSouth/Piedmont Acquisition, and, as may be necessary prior to each anniversary of the consummation of the VantageSouth/Piedmont Acquisition thereafter, the agreement provides that the parties thereto will meet in good faith to determine whether to extend the term of the agreement for an additional one-year period beyond the then-effective expiration date. During the initial term, Mr. Shuford’s base salary will be $250,000 per year. After the initial term, base salary will be reviewed by the Board of Directors of Yadkin (or a committee of the Yadkin Board of Directors delegated such authority) not less often than annually. The agreement provides that base salary may not be decreased without the executive’s written consent, except in connection with an across-the-board salary decrease affecting all similarly situated executives of Yadkin and Yadkin Bank in the same proportion. In addition, the agreement provides that the executive is eligible for discretionary bonuses and for participation in all other pension, profit-sharing or retirement plans maintained for the employees of Yadkin and Yadkin Bank, as well as fringe benefits normally associated with the position of Chief Credit Officer. Under the agreement, Mr. Shuford may be terminated for “cause,” as defined in the agreement, and may otherwise be terminated by Yadkin or Yadkin Bank (subject to vested rights) or may choose to terminate his employment.

The agreement provides that Mr. Shuford will be entitled to certain severance benefits upon termination by Yadkin or Yadkin Bank without cause or upon Mr. Shuford’s termination for “good reason” (as defined in the agreements). Mr. Shuford will be entitled to additional severance benefits if he is terminated by Yadkin or Yadkin Bank without cause or if he terminates the agreement for “good reason” within one year after a “change in control.” For purposes of each agreement, a “change in control” generally will occur if: (i) one person (or more than one person acting as a group) acquires ownership of stock of Yadkin or Yadkin Bank that, together with the stock already held by such person(s), brings the total amount of stock owned by such person(s) above fifty percent of the total fair market value or total voting power of the stock of either Yadkin or Yadkin Bank; (ii) one person (or more than one person acting as a group) acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition) ownership of stock of Yadkin or Yadkin Bank possessing thirty percent or more of the total voting power of the stock of such corporation; (iii) a majority of the members of the Board of Directors of Yadkin or Yadkin Bank are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority (or alternative larger portion) of the members of such Board prior to the date of the appointment or election; or (iv) the sale of all or substantially all of the assets of Yadkin or Yadkin Bank. The payment of any such severance benefits is contingent upon the executive’s execution of a release of claims against Yadkin or Yadkin Bank and his adherence to certain non-compete restrictions. Yadkin has the right, under each agreement, to reduce any such payment of severance benefits as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on the executive or the disallowance of a deduction to Yadkin. Yadkin is also required under the agreements to indemnify the executive in the event of a suit against the executive by reason of his current or prior service as an officer or director of Yadkin or Yadkin Bank, as well as required to purchase directors and officers liability insurance covering the executive for his term of employment and for six years thereafter.

Potential Payments upon Termination of Employment or Change in Control

The following table sets forth the benefits payable to each named executive officer assuming the occurrence of certain hypothetical events on December 31, 2016.

Name	Executive Voluntary Termination or Company Termination for Cause	Executive Termination for Good Reason, or Company Termination Without Cause (1)	Change in Control (2)(3)(4)	Death or Disability (5)
Scott M. Custer
Cash Severance	$—	$2,010,000	$2,010,000	$—
Accrued Cash Bonus	—	500,000	500,000	320,000
Medical Benefits	—	23,335	23,335	—
Total Value	$—	$2,533,335	$2,533,335	$320,000

Terry S. Earley
Cash Severance	$—	$1,125,000	$1,681,875	$—
Accrued Cash Bonus	—	325,000	325,000	175,000
Medical Benefits	—	34,136	34,136	—
Total Value	$—	$1,484,1361	$2,041,011	$175,000

Robin S. Hager
Cash Severance	$—	$744,500	$1,113,028	$—
Accrued Cash Bonus	—	125,000	125,000	—
Medical Benefits	—	8,237	8,237	—
Total Value	$—	$1,047,391	$1,246,265	$—

Steven W. Jones
Cash Severance	$—	$1,125,000	$1,681,875	$—
Accrued Cash Bonus	—	325,000	325,000	175,000
Medical Benefits	—	33,624	33,624	—
Total Value	$—	$1,483,624	$2,040,499	$175,000

Edwin H. Shuford
Cash Severance	$—	$725,000	$1,083,875	$—
Accrued Cash Bonus	—	175,000	175,000	175,000
Medical Benefits	—	34,136	34,136	—
Total Value	$—	$934,136	$1,293,011	$175,000

(1)
Each named executive officer shall receive two times current base salary plus two times the average performance bonus paid over the last three complete calendar years. Such payment shall be paid as cash severance in 52 equal installments, plus reimbursement for 18 months of COBRA premium for coverage for the named executive officer and his or her dependents. In addition, the named executive officer shall receive the cash bonus for the calendar year in which his or her termination occurs, calculated as the average of the performance bonus earned in the three complete calendar years immediately preceding, pro-rated to reflect the proportional amount of the named executive officer’s service during the calendar year.

(2)
Mr. Custer shall receive two times current base salary plus two times the average performance bonus paid over the last three complete calendar years. Such payment shall be paid as cash severance in 52 equal installments, plus reimbursement for 18 months of COBRA premium for coverage for Mr. Custer and his dependents. In addition, Mr. Custer shall receive the cash bonus for the calendar year in which his termination occurs, calculated as the average of the performance bonus earned in the three complete calendar years immediately preceding.

(3)
Messrs. Earley, Jones, Shuford and Ms. Hager shall each receive three times current base salary plus three times the average performance bonus paid over the last three complete calendar years. Such payment shall be paid as cash severance paid in a lump sum, plus a lump sum payment in an amount equal to the monthly COBRA premium for the named executive officer and his dependents for a period of one (1) year. In addition, the named executive officer shall receive the cash bonus for the calendar year in which his termination occurs, calculated as the average of the performance bonus earned in the three complete calendar years immediately preceding.

(4)
Each executive may receive additional consideration by reason of the contemplated merger between Yadkin and FNB. Such additional consideration is disclosed in greater detail in that certain definitive proxy statement relating to merger or acquisition on Form DEFM14A filed by Yadkin on October 17, 2016.

(5)
If a named executive officer was terminated on December 31, 2016 due to the named executive officer’s death or disability, the named executive officer would receive the cash bonus for the calendar year in which his or her termination occurs, calculated as the average of the annual cash bonus earned in the three complete calendar years immediately preceding.

Piedmont Phantom Equity Plan and Related Rabbi Trust

The Piedmont Phantom Equity Plan (the “PPEP”) was established by the Piedmont Community Bank Holdings, Inc. (“Piedmont”) board of directors and approved by the Piedmont shareholders on January 24, 2014 to motivate, retain and reward certain current and former employees, officers and directors of Piedmont and its affiliates and subsidiaries by giving them the opportunity to share in the appreciation of the value of the company. Because the PPEP was implemented by Piedmont prior to the VantageSouth/Piedmont Acquisition, the grants made were not included in the preceding tables and discussions. Under the PPEP, a group of key individuals were granted units (each, a “Unit”) credited to an account maintained for each participant. Some of those Units were subject to vesting on dates specific to each participant. Each participant was entitled to receive the aggregate “Unit Value” of the vested portion of his or her account, to be paid to the participant on the earlier of (i) December 31, 2018, or (ii) a “change of control” (as defined in the PPEP). The VantageSouth/Piedmont Acquisition did not constitute a “change of control” under the terms of the plan. In general, Unit Value was determined by subtracting the per-Unit base price for a Unit from the “full” value of such Unit, as defined. Initially, the “full” value of each Unit was equal to the value of one share of Piedmont common stock. When the VantageSouth/Piedmont Acquisition was completed, the “full” value of each Unit was adjusted to equal the per share consideration that a Piedmont shareholder received for one share of Piedmont common stock (that is, 6.28597 shares of Yadkin voting common stock plus any per share cash merger consideration). Each Unit had a per-Unit base price specific to that Unit (the initial base price), which is generally increased by 8% per year, unless and until certain initial investors in Piedmont realize a return of their capital investment plus a cumulative return equal to 8% per year, as further provided in the Piedmont Phantom Equity Plan (such return, the “Investment Hurdle”). Once the Investment Hurdle is met, the per-Unit base price returns to its initial base price.

Pursuant to the VantageSouth/Piedmont Acquisition, Yadkin assumed the obligations represented by the PPEP, and issued 856,447 shares of Yadkin voting common stock to an irrevocable rabbi trust to assist it in meeting its obligations under the PPEP and the VantageSouth/Piedmont Acquisition. Simultaneous with the consummation of the VantageSouth/Piedmont Acquisition, Yadkin filed with the SEC a registration statement on Form S-8 to register under the Securities Act the shares of Yadkin voting common stock held by the rabbi trust. These shares (i) are issued and outstanding shares of Yadkin voting common stock with all rights of a holder of such shares, including the right to vote and receive dividends, and (ii) are to be used by Yadkin first to make distributions and satisfy all obligations under the PPEP and then to distribute any remaining shares of Yadkin voting common stock held by the rabbi trust to the prior holders of Piedmont common stock that participated in the VantageSouth/Piedmont Acquisition. Certain of Yadkin’s named executive officers and directors, namely, Messrs. Abram, Custer, Lerner, Earley and Jones, participated in the PPEP and may receive distributions of assets by reason of such participation from the rabbi trust. If there has not been a “change of control,” then the aggregate Unit Value will be distributed to the PPEP participants on December 31, 2018. Shares of Yadkin voting common stock held in the rabbi trust will be used to satisfy these distribution obligations under the PPEP.

The principal of the rabbi trust and any earnings thereon are held separate and apart from other funds of Yadkin and are to be used exclusively for the uses and purposes of PPEP participants, Piedmont shareholders participating in the VantageSouth/Piedmont Acquisition, and general creditors of Yadkin in certain circumstances, including bankruptcy and insolvency. PPEP participants and their beneficiaries have no preferred claim on, or any beneficial ownership interest in, any assets of the rabbi trust. Any rights created under the PPEP, the VantageSouth/Piedmont Acquisition and the rabbi trust are unsecured contractual rights of each of the PPEP participants and Piedmont shareholders participating in the VantageSouth/Piedmont Acquisition and their beneficiaries against Yadkin. Any assets held by the rabbi trust will be subject to claims of Yadkin’s general creditors under federal and state law in certain circumstances, including bankruptcy and insolvency.

Pursuant to the VantageSouth/Piedmont Acquisition, Yadkin established a committee for the purpose of administering the PPEP, which is comprised of two former directors of Piedmont and two directors of Yadkin.

Director Compensation

Director Fees. Directors who are also employees of the Company receive no compensation for their service as directors. Effective January 1, 2016, non-employee directors receive an annual retainer fee of $48,000 ($55,000 in the case of the Chairs of the Bank’s ALCO Committee; the Audit Committee; the Bank’s Directors Loan Committee; the Bank’s Executive Committee; the Nominating, Compensation, and Corporate Governance Committee; and the Risk Management Committee; and $50,000 in the case of the Lead Independent Director of the Board.) There are no additional fees paid to any director for attending Board of Directors meetings or Board committee meetings.

Equity Compensation. The Company did not grant any equity awards to its non-employee directors during the year ended December 31, 2016 for their service on the Board.

Other. Our directors are also covered by director and officer liability insurance, and each is entitled to reimbursement for reasonable out-of-pocket expenses in connection with meeting attendance.

The following table presents a summary of all compensation earned by the Company’s directors for their service as such during the year ended December 31, 2016, other than with respect to Mr. Custer, who served as an executive officer of the Company during 2016 and whose compensation is set forth in the Summary Compensation Table above.

2016 Director Compensation Table

Name	Fees Earned or Paid in Cash	All Other Compensation	Total

Directors
J. Adam Abram	$52,917	$—	$52,917
Michael S. Albert (1)	28,000	—	28,000
David S. Brody (2)	55,000	—	55,000
Harry M. Davis	55,000	—	55,000
Barry Z. Dodson (1)(3)	28,000	—	28,000
Thomas J. Hall	48,000	—	48,000
Thierry Ho (4)	48,000	—	48,000
Steven J. Lerner	48,000	—	48,000
Michael S. Patterson (1)(5)	28,000	—	28,000
Mary E. Rittling (1)	28,000	—	28,000
Harry C. Spell	55,000	—	55,000
Joseph H. Towell (6)	100,000	—	55,000
Richard A. Urquhart, III (1)	32,083	—	32,083
Nicolas D. Zerbib (7)	48,000	—	48,000

Former Directors
Alan N. Colner (8)	55,000	—	55,000
James A. Harrell, Jr. (8)	48,000	—	48,000
Larry S. Helms (8)	48,000	—	48,000
Dan W. Hill, III (8)	55,000	—	55,000

(1)
The 2016 Director Compensation Table reflects partial year compensation for Messrs. Albert, Dodson, Patterson, Urquhart and Ms. Rittling because they were appointed to the Company’s Board on March 1, 2016 upon the closing of the NewBridge Acquisition.

(2)	Mr. Brody’s fees were paid to Terrior, LLC.
(3)
Mr. Dodson’s wife invested $100,000 in a Subordinated Note Purchase Agreement (the “Note”) on March 14, 2014. The Note has a maturity date of March 14, 2024, and bears interest at a fixed interest rate of 7.25% per year.

(4)	Mr. Ho’s fees were paid to Lightyear Capital II, LLC. Mr. Ho resigned from the Board of directors effective November 30, 2016.
(5)
Upon the consummation of the merger of CapStone Bank and NewBridge Bank on April 1, 2014, Mr. Patterson entered into an independent contractor agreement for a term of five years at an annual fee of $150,000.

(6)
Pursuant to Mr. Towell’s June 30, 2015 severance agreement, he will receive for three years, beginning July 1, 2015, an annual amount equal to $100,000, less any compensation for his services as Chairman and Chairman of the Executive Committee of the Board of Directors of the Company, payable in quarterly installments.

(7)	Mr. Zerbib’s fees were paid to Stone Point Capital LLC. As described above under “Events Occurring After Fiscal Year End,” Mr. Zerbib resigned from the Board of Directors effective January 19, 2017.
(8)
The 2016 Director Compensation Table reflects full year compensation for Messrs. Colner, Harrell, Helms and Hill, who resigned from the Company’s Board of Directors in 2016 effective with the NewBridge Acquisition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2017 by (1) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock, based on the most recent Schedules 13G and 13D Reports filed with the SEC and the information contained in those filings; (2) each of our current directors; (3) each of our named executive officers; and (4) all of our present executive officers and directors as a group. Unless otherwise indicated, the address for each person included in the table is 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 1, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)

5% Shareholder:
BlackRock, Inc. (2)	3,204,723	6.19%

Directors:
J. Adam Abram (3)	404,007	*
Michael S. Albert (4)	27,009	*
David S. Brody (3)(5)	20,942	*
Scott M. Custer (3)(6)	130,598	*
Harry M. Davis	17,141	*
Barry Z. Dodson (7)	40,869	*
Thomas J. Hall	—	*
Steven J. Lerner (8)	17,949	*
Michael S. Patterson (9)	267,922	*
Mary E. Rittling (10)	4,320	*
Harry C. Spell (11)	126,255	*
Joseph H. Towell	88,919	*
Richard A. Urquhart, III (12)	24,973	*

Named Executive Officers:
Terry S. Earley (3)(13)	31,227	*
Robin S. Hager (14)	21,014	*
Steven W. Jones (3)(15)	39,670	*
Edwin H. Shuford, III (16)	25,765	*

All Directors and Executive Officers, as a Group (17 persons) (17)	1,288,580	2.49%

* Less than 1% of outstanding shares

(1)
The percentage of our common stock beneficially owned was calculated based on 51,789,280 shares of common stock issued and outstanding as of February 28, 2017. The percentage treats as outstanding all shares underlying equity awards that are exercisable within 60 days after March 1, 2017 held by the Directors and Executive Officers, but not shares underlying equity awards that are exercisable by other stockholders.

(2)
The information regarding BlackRock, Inc. is based on a Schedule 13G filed with the SEC on January 30, 2017. BlackRock, Inc. has sole voting authority over 3,108,181 shares and sole dispositive power over 3,204,723 shares of common stock.

(3)	The amount of common stock beneficially owned by Messrs. Abram, Brody, Custer, Lerner, Earley and Jones does not include shares that are held by the rabbi trust under the Piedmont Phantom Equity Plan.
(4)	Includes 6,931 shares held in an IRA, 399 shares by Mr. Albert’s son, and 4,993 shares held in a deferred compensation Trust.
(5)
Includes 5,638 shares held by a Trust in which Mr. Brody is Trustee, 3,079 shares held by a limited liability company of which Mr. Brody holds a 25% interest, and 2,700 shares held by a GST Trust in which Mr. Brody is Trustee.

(6)	Includes 30,000 shares restricted stock, which vest on June 18, 2018.
(7)
Includes 1,325 shares held by Mr. Dodson’s wife, 9,901 shares held in an IRA, 2,281 shares held jointly with Mr. Dodson’s daughter, 4,288 shares held jointly with Mr. Dodson’s daughter’s Trust, 2,005 shares held by Mr. Dodson’s daughter’s IRA, and 15,315 shares held in a deferred compensation Trust.

(8)	Includes 11,429 shared held by the Lerner Family Irrevocable Trust.
(9)	Includes 27,000 shares held by Mr. Patterson’s wife, and 21 shares held in Triangle Investment Club, of which Mr. Patterson is a member.
(10)	Includes 1,700 shares held by Dr. Rittling’s husband, and 1,205 shares held in a deferred compensation Trust.
(11)	Includes 1,812 shares held as custodian for Mr. Spell’s children, and 15,975 shares held by Spell Properties.
(12)	Includes 21 shares held in Triangle Investment Club, of which Mr. Urquhart is a member, and 4,138 shares held in a deferred compensation Trust.
(13)	Includes 4,375 shares in an IRA, and 10,000 shares restricted stock which vest on June 18, 2018.
(14)	Includes 5,523 shares in Ms. Hager’s 401(k) retirement plan.
(15)	Includes 10,000 shares restricted stock which vest on June 18, 2018.
(16)	Includes 6,000 shares restricted stock which vest on June 18, 2018.
(17)
Includes all shares reflected in this table as beneficially owned by each director of the Company, and by the Messrs. Earley, Jones, Shuford and Ms. Hager, each of whom was a named executive officer of the Company for the year ended December 31, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that all of our directors and executive officers, and persons or entities holding more than 10% of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) forms were filed in a timely manner, except that Mr. Brody did not report shares sold with a December 12, 2016 effective date and not reported on Form 4 until December 16, 2016.

Compensation Committee Interlocks and Insider Participation

The members of the Nominating, Compensation, and Corporate Governance Committee during fiscal 2016 are Mr. Abram (Chairman), and Messrs. Hall, Ho, Lerner, Spell and Zerbib. None of these committee members was at any time during fiscal 2016 or at any other time an officer or employee of the Company, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the Board of Directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Nominating, Compensation, and Corporate Governance Committee during fiscal year 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has had, and expects to have in the future, transactions in the ordinary course of the Company’s business with directors, executive officers and their associates. As of December 31, 2016, total loans outstanding to directors and executive officers of the Company, and their associates as a group, totaled approximately $17.2 million. All transactions with directors, executive officers and their associates were made in the ordinary course of the Company’s business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with persons not related to the lender, and have not involved more than normal risks of collectability or presented other unfavorable features.

As required by the rules of the New York Stock Exchange, the Company conducts an appropriate review of all related person transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be approved by the Company’s Audit Committee. For purposes of this review, related person transactions include all transactions that are required to be disclosed pursuant to SEC regulations. In addition to the rules of the New York Stock Exchange and SEC regulations, the Company’s ethics policy prohibits executive officers and directors from engaging in transactions when there is a conflict with their duty to protect the Company’s interest that will lead to any personal gain or benefit.

The Company annually requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire, in which responses include information about the director’s or officer’s related person relationships, and the Company uses this information to make a formal determination regarding each director’s independence under the New York Stock Exchange listing standards and applicable SEC rules. The Company’s Audit Committee, which consists entirely of independent directors, annually reviews all transactions and relationships disclosed in the directors’ and officers’ questionnaires.

In addition, Yadkin Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which, among other things, places limits on the amount of loans or extensions of credit to an affiliate, a purchase of or an investment in securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. Yadkin Bank is also subject to the provisions of section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

There are no family relationships among any of the directors and executive officers of the Company. Additionally, there are no related person transactions that are required to be disclosed under Regulation S-K Item 404(a).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2015 was Dixon Hughes Goodman LLP (“Dixon Hughes”). The Audit Committee of the Board has appointed Dixon Hughes to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2016 and to provide professional and audit-related services during 2017 until the closing of the merger of the Company with and into FNB.

The following table represents fees for professional services rendered by Dixon Hughes for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2016 and 2015 and fees billed in 2016 and 2015 for audit-related services, tax services and all other services rendered by Dixon Hughes for each of those fiscal years.

	Fiscal 2016	Fiscal 2015

Audit fees	$659,194	$576,100
Audit-related fees	94,857	91,075
Tax fees	143,810	94,725
All other fees	—	—
Total fees	$897,860	$761,900

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements for fiscal years 2016 and 2015, fees for acquisition accounting audit procedures in connection with the NewBridge Acquisition, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during fiscal years 2016 and 2015, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years. These fees also include consent procedures related to the Company’s registration statements filed with the SEC.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation, other attestation reports and audits of employee benefit plans. Fiscal year 2016 includes $24,089 related to the audits of NewBridge employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for tax compliance consisting of assistance with federal and state income tax returns, other tax-related filings and other non-routine tax consultations. Fiscal year 2016 includes $67,775 related to the federal and state returns of NewBridge.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” There were no such fees in either year.

In accordance with its Audit Committee Charter, the Company’s Audit Committee must approve in advance any audit and permissible non-audit services provided by the Company’s independent auditors and the fees charged. All services rendered by Dixon Hughes during 2016 and 2015 were approved in advance by the Audit Committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(v)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

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

YADKIN FINANCIAL CORPORATION

Date:	March 1, 2017	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott M. Custer	March 1, 2017
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Terry S. Earley	March 1, 2017
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Adam Abram	March 1, 2017
J. Adam Abram, Director

/s/ Michael S. Albert	March 1, 2017
Michael S. Albert, Director

/s/ David S. Brody	March 1, 2017
David S. Brody, Director

/s/ Harry M. Davis	March 1, 2017
Harry M. Davis, Director

/s/ Barry Z. Dodson	March 1, 2017
Barry Z. Dodson, Director

/s/ Thomas J. Hall	March 1, 2017
Thomas J. Hall, Director

/s/ Steven J. Lerner	March 1, 2017
Steven J. Lerner, Director

/s/ Michael S. Patterson	March 1, 2017
Michael S. Patterson, Director

/s/ Mary E. Rittling	March 1, 2017
Mary E. Rittling, Director

/s/ Harry C. Spell	March 1, 2017
Harry C. Spell, Director

/s/ Joseph H. Towell	March 1, 2017
Joseph H. Towell, Chairman of the Board of Directors

/s/ Richard A. Urquhart, III	March 1, 2017
Richard A. Urquhart, III, Director

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger between F.N.B. Corporation and Yadkin Financial Corporation, dated as of July 20, 2016 (incorporated by reference to Exhibit 2.1 to Yadkin Financial Corporation's Current Report on Form 8-K filed on July 21, 2016)

2.2
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

2.3	First Amendment to the Agreement and Plan of Merger By and Among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of April 22, 2014. (2)

2.4	Agreement and Plan of Merger, dated as of October 12, 2015, by and among Yadkin Financial Corporation, Navy Merger Sub Corp. and NewBridge Bancorp. (3)

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